Form 10-Q
period 2017-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2017-11-07
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	97,416,095
(Class)	Outstanding at November 3, 2017

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Investments in hotel properties, net	$4,064,555	$4,160,563
Cash and cash equivalents	393,527	347,091
Restricted cash	133,127	144,014
Marketable securities	11,960	53,185
Accounts receivable, net of allowance of $609 and $690, respectively	61,677	44,629
Inventories	4,384	4,530
Investment in unconsolidated entities	5,240	58,779
Deferred costs, net	2,845	2,846
Prepaid expenses	24,198	17,578
Derivative assets, net	1,721	3,614
Other assets	14,225	11,718
Intangible assets, net	9,972	10,061
Due from third-party hotel managers	19,230	13,348
Assets held for sale	—	19,588
Total assets	$4,746,661	$4,891,544
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,698,869	$3,723,559
Accounts payable and accrued expenses	153,772	126,986
Dividends and distributions payable	25,520	24,765
Unfavorable management contract liabilities	345	1,380
Due to Ashford Inc., net	13,689	15,716
Due to Ashford Prime OP, net	—	488
Due to related party, net	326	1,001
Due to third-party hotel managers	2,627	2,714
Intangible liabilities, net	15,928	16,195
Derivative liabilities, net	146	—
Other liabilities	18,203	16,548
Liabilities related to assets held for sale	—	37,047
Total liabilities	3,929,425	3,966,399
Commitments and contingencies (note 13)
Redeemable noncontrolling interests in operating partnership	117,434	132,768
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 0 and 1,657,206 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	17
Series D Cumulative Preferred Stock, 7,904,353 and 9,468,706 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	79	95
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	62	62
Series H Cumulative Preferred Stock, 3,800,000 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	38	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 97,416,095 and 96,376,827 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	974	964
Additional paid-in capital	1,783,912	1,764,450
Accumulated deficit	(1,086,071)	(974,015)
Total stockholders’ equity of the Company	699,042	791,621
Noncontrolling interests in consolidated entities	760	756
Total equity	699,802	792,377
Total liabilities and equity	$4,746,661	$4,891,544
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Rooms	$289,017	$300,875	$876,927	$917,396
Food and beverage	48,313	56,206	175,005	188,467
Other hotel revenue	15,006	14,389	43,720	43,213
Total hotel revenue	352,336	371,470	1,095,652	1,149,076
Other	989	461	2,052	1,297
Total revenue	353,325	371,931	1,097,704	1,150,373
Expenses
Hotel operating expenses:
Rooms	63,950	65,474	188,857	195,769
Food and beverage	37,173	41,086	121,619	129,606
Other expenses	112,421	114,377	337,978	347,126
Management fees	13,027	13,616	40,100	42,191
Total hotel expenses	226,571	234,553	688,554	714,692
Property taxes, insurance, and other	18,194	17,172	55,293	55,077
Depreciation and amortization	60,135	60,170	185,380	182,411
Impairment charges	1,785	4,922	1,785	4,695
Transaction costs	—	124	11	201
Advisory services fee	14,612	11,948	39,482	34,927
Corporate general and administrative	2,412	1,968	10,836	6,426
Total expenses	323,709	330,857	981,341	998,429
Operating income (loss)	29,616	41,074	116,363	151,944
Equity in earnings (loss) of unconsolidated entities	(679)	(560)	(3,580)	(4,432)
Interest income	706	92	1,460	229
Gain (loss) on sale of hotel properties	15	1,448	14,024	24,428
Other income (expense)	(273)	(926)	(3,539)	(4,263)
Interest expense and amortization of premiums and loan costs	(56,963)	(55,762)	(167,224)	(168,167)
Write-off of premiums, loan costs and exit fees	—	(972)	(1,629)	(4,913)
Unrealized gain (loss) on marketable securities	(936)	—	(4,813)	—
Unrealized gain (loss) on derivatives	(1,479)	(9,548)	(1,804)	4,248
Income (loss) before income taxes	(29,993)	(25,154)	(50,742)	(926)
Income tax (expense) benefit	1,267	16	507	(1,216)
Net income (loss)	(28,726)	(25,138)	(50,235)	(2,142)
(Income) loss from consolidated entities attributable to noncontrolling interest	(22)	(16)	(4)	16
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,940	5,009	13,202	2,745
Net income (loss) attributable to the Company	(21,808)	(20,145)	(37,037)	619
Preferred dividends	(11,440)	(8,875)	(33,352)	(25,856)
Extinguishment of issuance costs upon redemption of preferred stock	(4,507)	(6,124)	(4,507)	(6,124)
Net income (loss) attributable to common stockholders	$(37,755)	$(35,144)	$(74,896)	$(31,361)

Income (loss) per share - basic and diluted:
Basic:
Net income (loss) attributable to common stockholders	$(0.40)	$(0.37)	$(0.80)	$(0.34)
Weighted average common shares outstanding – basic	95,332	94,531	95,169	94,384
Diluted:
Net income (loss) attributable to common stockholders	$(0.40)	$(0.37)	$(0.80)	$(0.34)
Weighted average common shares outstanding – diluted	95,332	94,531	95,169	94,384

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(28,726)	$(25,138)	$(50,235)	$(2,142)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(28,726)	(25,138)	(50,235)	(2,142)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(22)	(16)	(4)	16
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,940	5,009	13,202	2,745
Comprehensive income (loss) attributable to the Company	$(21,808)	$(20,145)	$(37,037)	$619
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Preferred Stock												Additional Paid In Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series A		Series D		Series F		Series G		Series H		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2017	1,657	$17	9,469	$95	4,800	$48	6,200	$62	$—	$—	96,377	$964	$1,764,450	$(974,015)	$756	$792,377	$132,768
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(203)	(2)	(1,271)	—	—	(1,273)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	5,002	—	—	5,002	3,749
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(49)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1,271	12	(12)	—	—	—	94
Redemption of preferred shares	(1,657)	(17)	(1,565)	(16)	—	—	—	—	—	—	—	—	(76,014)	(4,507)	—	(80,554)	—
Issuances of preferred shares	—	—	—	—	—	—	—	—	3,800	38	—	—	91,596	—	—	91,634	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,319)	—	(35,319)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,539)	—	(2,539)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,891)	—	(14,891)	—
Dividends declared – preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,637)	—	(6,637)	—
Dividends declared – preferred shares- Series G	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,573)	—	(8,573)	—
Dividends declared – preferred shares- Series H	—	—	—	—	—	—	—	—	—	—	—	—	—	(712)	—	(712)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,655)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	20	—	161	—	—	161	(161)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,841)	—	(1,841)	1,841
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,037)	4	(37,033)	(13,202)
Balance at September 30, 2017	—	$—	7,904	$79	4,800	$48	6,200	$62	3,800	$38	97,416	$974	$1,783,912	$(1,086,071)	$760	$699,802	$117,434
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(50,235)	$(2,142)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	185,380	182,411
Impairment charges	1,785	4,695
Amortization of intangibles	(178)	(157)
Recognition of deferred income	(593)	—
Write-off of intangibles	—	564
Bad debt expense	1,441	863
Deferred income tax expense (benefit)	(1,683)	—
Equity in (earnings) loss of unconsolidated entities	3,580	4,432
(Gain) loss on sale of hotel properties, net	(14,024)	(24,428)
Realized and unrealized (gain) loss on marketable securities	3,991	—
Purchases of marketable securities	(38,889)	—
Sales of marketable securities	76,123	—
Net settlement of trading derivatives	(3,840)	(3,259)
Payments for derivatives	—	(230)
Realized and unrealized (gain) loss on derivatives	6,512	(823)
Amortization of loan costs and premiums, write-off of premiums, loan costs and exit fees	10,783	21,340
Equity-based compensation	8,751	5,511
Changes in operating assets and liabilities, exclusive of effect of dispositions of hotel properties:
Accounts receivable and inventories	(14,169)	(19,190)
Prepaid expenses and other assets	(6,311)	(13,849)
Accounts payable and accrued expenses	18,573	26,751
Due to/from related party	(734)	(940)
Due to/from third-party hotel managers	(5,969)	7,405
Due to/from Ashford Prime OP, net	(488)	535
Due to/from Ashford Inc., net	(2,027)	384
Other assets	(541)	—
Other liabilities	1,213	1,150
Net cash provided by (used in) operating activities	178,451	191,023
Cash Flows from Investing Activities
Investment in unconsolidated entity	(983)	(2,000)
Proceeds from payments on note receivable	—	184
Acquisition of hotel properties and assets, net of cash acquired	(110)	(2,106)
Improvements and additions to hotel properties	(164,075)	(137,897)
Net proceeds from sales of assets/properties	105,267	168,831
Liquidation of AQUA U.S. Fund	50,942	—
Payments for initial franchise fees	(225)	(30)
Proceeds from property insurance	2,369	268
Net cash provided by (used in) investing activities	(6,815)	27,250
Cash Flows from Financing Activities
Borrowings on indebtedness	180,800	37,500
Repayments of indebtedness	(246,139)	(141,528)
Payments for loan costs and exit fees	(5,813)	(5,119)
Payments for dividends and distributions	(75,571)	(69,328)
Purchases of common stock	(1,273)	(732)
Redemption of preferred stock	(80,554)	(115,750)
Payments for derivatives	(633)	(104)
Proceeds from preferred stock offering	91,634	115,769
Other	94	66
Net cash provided by (used in) financing activities	(137,455)	(179,226)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,181	39,047
Cash, cash equivalents and restricted cash at beginning of period	492,473	368,758
Cash, cash equivalents and restricted cash and at end of period	$526,654	$407,805

	Nine Months Ended September 30,
	2017	2016
Supplemental Cash Flow Information
Interest paid	$158,443	$152,378
Income taxes paid	1,610	1,611
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$18,300	$9,941
Dividends and distributions declared but not paid	25,520	22,547
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$347,091	$215,078
Cash and cash equivalents at beginning of period included in assets held for sale	976	—
Restricted cash at beginning of period	144,014	153,680
Restricted cash at beginning of period included in assets held for sale	392	—
Cash, cash equivalents and restricted cash at beginning of period	$492,473	$368,758

Cash and cash equivalents at end of period	$393,527	$256,421
Cash and cash equivalents at end of period included in assets held for sale	—	348
Restricted cash at end of period	133,127	149,865
Restricted cash at end of period included in assets held for sale	—	1,171
Cash, cash equivalents and restricted cash at end of period	$526,654	$407,805
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
As of September 30, 2017, we owned interests in the following assets:

•
120 consolidated hotel properties, including 118 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 25,055 total rooms (or 25,028 net rooms excluding those attributable to our partners);

•	87 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);

•	a 29.6% ownership in Ashford Inc. common stock with a carrying value of $2.6 million and a fair value of $36.2 million; and

•	a 16.2% ownership in OpenKey with a carrying value of $2.7 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2017, our 120 hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of September 30, 2017, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 82 of our 120 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The following dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
5-hotel portfolio (1)	Various	Disposition	June 1, 2016
Hampton Inn & Suites	Gainesville, FL	Disposition	September 1, 2016
SpringHill Suites Gaithersburg	Gaithersburg, MD	Disposition	October 1, 2016
2-hotel portfolio (2)	Palm Desert, CA	Disposition	October 7, 2016
Renaissance	Portsmouth, VA	Disposition	February 1, 2017
Embassy Suites	Syracuse, NY	Disposition	March 6, 2017
Crowne Plaza Ravinia	Atlanta, GA	Disposition	June 29, 2017
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded an impairment charge of $1.8 million to investments in hotel properties for the three and nine months ended September 30, 2017 related to hurricanes in Florida and Texas. We recorded an impairment charge of $5.0 million to investments in hotel properties for the three and nine months ended September 31, 2016. See note 4.
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
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 16.2% to 29.6%, at September 30, 2017, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entities. No such impairment was recorded for the three and nine months ended September 30, 2017 and 2016.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result net cash provided by operating activities increased $13.1 million and net cash used in investing activities decreased $15.7 million in the nine months ended September 30, 2017. Our beginning-of-period cash, cash equivalents and restricted cash increased $144.4 million and $153.7 million in 2017 and 2016, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. We are continuing to evaluate each of our revenue streams under the new standard and because of the short-term, day-to-day nature of hotel revenues, our pattern of revenue recognition is not expected to change significantly. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We presently expect to select the modified retrospective method. We do not expect adoption of this standard will have a material impact on our consolidated financial statements. We continue to evaluate the related disclosure requirements.
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
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$657,144	$663,013
Buildings and improvements	3,902,162	3,913,377
Furniture, fixtures, and equipment	442,468	434,091
Construction in progress	36,468	32,525
Condominium properties	11,896	11,558
Total cost	5,050,138	5,054,564
Accumulated depreciation	(985,583)	(894,001)
Investments in hotel properties, net	$4,064,555	$4,160,563
4. Hotel Dispositions, Impairment Charges and Insurance Recoveries and Assets Held For Sale
On June 1, 2016, the Company sold the Noble Five Hotels, a 5-hotel portfolio of select-service hotel properties for approximately $142.0 million in cash. The sale resulted in a gain of $22.8 million for the year ended December 31, 2016. The portfolio is comprised of the Courtyard Edison in Edison, New Jersey, the Residence Inn Buckhead in Atlanta, Georgia, the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, Florida.
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
On February 1, 2017, the Company sold the Renaissance hotel in Portsmouth, Virginia (“Renaissance Portsmouth”) for approximately $9.2 million in cash. The sale resulted in a loss of $43,000 for the nine months ended September 30, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $20.2 million of debt associated with the hotel property. See note 6.
On March 6, 2017, the Company sold the Embassy Suites in Syracuse, New York (“Embassy Suites Syracuse”) for approximately $8.8 million in cash. The sale resulted in a loss of $40,000 for the nine months ended September 30, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $20.6 million of debt associated with the hotel property. See note 6.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On June 29, 2017, the Company sold the Crowne Plaza Ravinia in Atlanta, Georgia for approximately $88.7 million in cash. The sale resulted in a gain of $14.1 million for the nine months ended September 30, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $78.7 million of debt associated with the hotel property. See note 6.
We included the results of operations for these hotel properties through the date of disposition in net income (loss). The following table includes condensed financial information from these hotel properties in the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total hotel revenue	$5	$14,293	$12,447	$67,704
Total hotel operating expenses	(305)	(9,649)	(9,849)	(44,581)
Operating income (loss)	(300)	4,644	2,598	23,123
Property taxes, insurance and other	(4)	(742)	(617)	(3,273)
Depreciation and amortization	—	(2,077)	(2,588)	(10,159)
Impairment charge	—	(5,039)	—	(5,039)
Gain (loss) on sale of hotel properties	15	1,448	14,024	24,428
Interest expense and amortization of loan costs	—	(2,069)	(2,361)	(8,905)
Write-off of loan costs and exit fees	—	(972)	(98)	(4,913)
Net income (loss)	(289)	(4,807)	10,958	15,262
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	45	673	(1,724)	(2,138)
Net income (loss) attributable to the Company	$(244)	$(4,134)	$9,234	$13,124
Impairment Charges and Insurance Recoveries
In August and September 2017, twenty-four of our hotel properties in Texas and Florida were impacted by the effects of Hurricanes Harvey and Irma. The Company holds insurance policies that provide coverage for property damage and business interruption after meeting certain deductibles at all of its hotel properties. During the three and nine months ended September 30, 2017, the Company recognized impairment charges, net of anticipated insurance recoveries of $1.8 million. Additionally, the Company recognized remediation and other costs, net of anticipated insurance recoveries of $3.7 million, included primarily in other hotel operating expenses. As of September 30, 2017, the company has recorded an insurance receivable of $1.4 million, net of deductibles of $5.5 million, included in “accounts receivable, net” on our consolidated balance sheet, related to the anticipated insurance recoveries. The Company will not record an insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.
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
5. Investment in Unconsolidated Entities
Ashford Inc.
We held approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 29.6% ownership interest in Ashford Inc. as of September 30, 2017, with a carrying value of $2.6 million and a fair value of $36.2 million.
The following tables summarize the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 and the condensed consolidated statements of operations of Ashford Inc. and our equity in earnings (loss) for the three and nine months ended September 30, 2017 and 2016 (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2017	December 31, 2016
Total assets	$84,012	$129,797
Total liabilities	$49,754	$38,168
Redeemable noncontrolling interests	1,936	1,480
Total stockholders’ equity of Ashford Inc.	31,862	37,377
Noncontrolling interests in consolidated entities	460	52,772
Total equity	32,322	90,149
Total liabilities and equity	$84,012	$129,797
Our ownership interest in Ashford Inc.	$2,582	$5,873

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue	$19,255	$16,538	$51,907	$48,099
Total operating expenses	(21,595)	(16,673)	(54,965)	(50,938)
Operating income (loss)	(2,340)	(135)	(3,058)	(2,839)
Realized and unrealized gain (loss) on investment in unconsolidated entity, net	—	—	—	(1,460)
Realized and unrealized gain (loss) on investments, net	—	(441)	(91)	(5,889)
Interest expense and loan amortization costs	(20)	—	(35)	—
Other income (expense)	77	59	220	(21)
Income tax (expense) benefit	25	(575)	(9,248)	(560)
Net income (loss)	(2,258)	(1,092)	(12,212)	(10,769)
(Income) loss from consolidated entities attributable to noncontrolling interests	102	486	267	6,852
Net (income) loss attributable to redeemable noncontrolling interests	300	321	995	794
Net income (loss) attributable to Ashford Inc.	$(1,856)	$(285)	$(10,950)	$(3,123)
Our equity in earnings (loss) of Ashford Inc.	$(569)	$(85)	$(3,291)	$(959)
AQUA U.S. Fund
The AQUA U.S. Fund was managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and for the three and nine months ended September 30, 2016, the AQUA U.S. Fund was consolidated by Ashford Inc. The AQUA U.S. Fund invested substantially all of its assets in the Ashford Quantitative Alternatives Master Fund, LP (the “Master Fund”), previously named the AIM Real Estate Hedged Equity Master Fund, LP, and as a consequence of our investment in the AQUA U.S. Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss was limited to our investment in the AQUA U.S. Fund.
During the first quarter of 2017, we liquidated our investment in the AQUA U.S. Fund subject to a 5% hold back of $2.6 million, which was received during the second quarter of 2017. Our ownership interest in the AQUA U.S. Fund was $50.9 million at December 31, 2016. For the nine months ended September 30, 2017 our equity in earnings was $52,000. For the three and nine months ended September 30, 2016 our equity in loss was $395,000 and $3.3 million, respectively.
OpenKey
In 2016, the Company made investments totaling $2.3 million in OpenKey, which is controlled and consolidated by Ashford Inc., for a 13.3% ownership interest. On March 2, 2017 and September 12, 2017, we invested an additional $650,000 and $333,000, respectively. As of September 30, 2017, the Company has made investments totaling $3.3 million, for a 16.23% ownership interest. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of September 30, 2017, our ownership interest had a carrying value of $2.7 million. For the three and nine months ended September 30, 2017, our equity in earnings (loss) in the unconsolidated entity was a loss of $111,000 and $341,000, respectively. For the three and nine months ended September 30, 2016, our equity in earnings (loss) in the unconsolidated entity was a loss of $80,000 and $196,000, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2017	December 31, 2016
Mortgage loan (2)	1 hotel	June 2017	5.98%	$—	$15,729
Mortgage loan (3)	17 hotels	December 2017	LIBOR (1) + 5.52%	412,500	412,500
Mortgage loan (4)	2 hotels	January 2018	4.44%	—	105,047
Mortgage loan	1 hotel	January 2018	4.38%	94,722	96,169
Mortgage loan (5)	8 hotels	January 2018	LIBOR (1) + 4.95%	376,800	376,800
Mortgage loan (6)	5 hotels	February 2018	LIBOR (1) + 4.75%	200,000	200,000
Mortgage loan (7)	1 hotel	April 2018	LIBOR (1) + 4.95%	33,300	33,300
Mortgage loan (8) (9) (10) (11)	22 hotels	April 2018	LIBOR (1) + 4.39%	971,654	1,070,560
Mortgage loan (12)	1 hotel	May 2018	LIBOR (1) + 5.10%	25,100	25,100
Mortgage loan (13)	1 hotel	June 2018	LIBOR (1) + 5.10%	43,750	43,750
Mortgage loan (14)	1 hotel	July 2018	LIBOR (1) + 4.15%	35,200	35,200
Mortgage loan (14)	1 hotel	July 2018	LIBOR (1) + 5.10%	40,500	40,500
Mortgage loan (14)	8 hotels	July 2018	LIBOR (1) + 4.09%	144,000	144,000
Mortgage loan (15)	1 hotel	August 2018	LIBOR (1) + 4.95%	12,000	12,000
Mortgage loan (16)	4 hotels	August 2018	LIBOR (1) + 4.38%	52,530	52,530
Mortgage loan (16) (17) (18)	6 hotels	August 2018	LIBOR (1) + 4.35%	280,421	301,000
Mortgage loan (3)	18 hotels	October 2018	LIBOR (1) + 4.55%	450,000	450,000
Mortgage loan	1 hotel	July 2019	4.00%	5,361	5,436
Mortgage loan (2)	1 hotel	May 2020	LIBOR (1) + 2.90%	16,100	—
Mortgage loan	1 hotel	November 2020	6.26%	95,638	96,873
Mortgage loan (4)	2 hotels	June 2022	LIBOR (1) + 3.00%	164,700	—
Mortgage loan	1 hotel	May 2023	5.46%	54,020	54,685
Mortgage loan	1 hotel	January 2024	5.49%	7,028	7,111
Mortgage loan	1 hotel	January 2024	5.49%	10,258	10,378
Mortgage loan	1 hotel	May 2024	4.99%	6,559	6,641
Mortgage loan	2 hotels	August 2024	4.85%	12,288	12,427
Mortgage loan	3 hotels	August 2024	4.90%	24,561	24,836
Mortgage loan	3 hotels	August 2024	5.20%	66,454	67,164
Mortgage loan	2 hotels	February 2025	4.45%	20,304	20,575
Mortgage loan	3 hotels	February 2025	4.45%	52,517	53,293
				3,708,265	3,773,604
Premiums, net				1,756	3,523
Deferred loan costs, net				(11,152)	(17,889)
				$3,698,869	$3,759,238

Indebtedness related to assets held for sale (10)	1 hotel	April 2017	LIBOR (1) + 4.39%	—	16,080
Indebtedness related to assets held for sale (18)	1 hotel	August 2017	LIBOR (1) + 4.35%	—	19,599
Indebtedness, net				$3,698,869	$3,723,559
____________________________________
(1) LIBOR rates were 1.232% and 0.772% at September 30, 2017 and December 31, 2016, respectively.
(2) On May 24, 2017, we refinanced this mortgage loan totaling $15.7 million set to mature in June 2017 with a new $16.1 million mortgage loan with a three-year initial term and two one-year extension options subject to the satisfaction of certain conditions. Through May 2019, the new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.90%. Beginning on June 1, 2019, monthly principal payments based on a thirty-year amortization and a 6.00% interest rate are due.
(3) This mortgage loan has four one-year extension options, subject to satisfaction of certain conditions.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(4) On May 10, 2017, we refinanced this mortgage loan totaling $104.3 million set to mature in January 2018 with a new $181.0 million mortgage loan, of which our initial advance was $164.7 million. The new mortgage loan is interest only and bears interest at a rate of LIBOR +3.00%. Beginning on July 1, 2020, quarterly principal payments of $750,000 are due.
(5) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in January 2017
(6) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions and a LIBOR floor of 0.20%. The second one-year extension period began in February 2017.
(7) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in April 2017.
(8) This mortgage loan has four one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in April 2017.
(9) This mortgage loan had a $20.2 million pay down of principal related to the sale of the Renaissance Portsmouth that was sold on February 1, 2017.
(10) A portion of this mortgage loan at December 31, 2016 relates to the Renaissance Portsmouth that was sold on February 1, 2017. See note 4.
(11) This mortgage loan had a $78.7 million pay down of principal related to the sale of the Crowne Plaza Ravinia that was sold on June 29, 2017. See note 4.
(12) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in May 2017.
(13) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2017.
(14) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in July 2017.
(15) This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(16) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in August 2017.
(17) This mortgage loan had a $20.6 million pay down of principal related to the sale of the Embassy Suites Syracuse that was sold on March 6, 2017. See note 4.
(18) A portion of this mortgage loan at December 31, 2016 relates to the Embassy Suites Syracuse that was sold on March 6, 2017. See note 4.
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
During the three and nine months ended September 30, 2017, we recognized premium amortization of $185,000 and $1.8 million, respectively, and during the three and nine months ended September 30, 2016, we recognized premium amortization of $527,000 and $1.6 million, respectively. The amortization of the premium is computed using a method that approximates the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of September 30, 2017, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) allocated to common stockholders:
Income (loss) attributable to the Company	$(21,808)	$(20,145)	$(37,037)	$619
Less: Dividends on preferred stock	(11,440)	(8,875)	(33,352)	(25,856)
Less: Extinguishment of issuance costs upon redemption of preferred stock	(4,507)	(6,124)	(4,507)	(6,124)
Less: Dividends on common stock	(11,439)	(11,345)	(34,316)	(34,018)
Less: Dividends on unvested performance stock units	(98)	(40)	(294)	(120)
Less: Dividends on unvested restricted shares	(251)	(197)	(709)	(548)
Undistributed income (loss)	(49,543)	(46,726)	(110,215)	(66,047)
Add back: Dividends on common stock	11,439	11,345	34,316	34,018
Distributed and undistributed income (loss) - basic and diluted	$(38,104)	$(35,381)	$(75,899)	$(32,029)

Weighted average shares outstanding:
Weighted average common shares outstanding - basic and diluted	95,332	94,531	95,169	94,384

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.40)	$(0.37)	$(0.80)	$(0.34)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.40)	$(0.37)	$(0.80)	$(0.34)
Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$251	$197	$709	$548
Income (loss) allocated to unvested performance stock units	98	40	294	120
Income (loss) attributable to noncontrolling interest in operating partnership units	(6,940)	(5,009)	(13,202)	(2,745)
Total	$(6,591)	$(4,772)	$(12,199)	$(2,077)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	368	479	284	334
Effect of unvested performance stock units	250	41	97	24
Effect of assumed conversion of operating partnership units	17,551	19,252	17,367	19,046
Effect of incentive fee shares	277	—	287	—
Total	18,446	19,772	18,035	19,404

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
During the nine months ended September 30, 2017, we entered into interest rate caps with notional amounts totaling $2.1 billion and strike rates ranging from 1.50% to 5.84%. These interest rate caps had effective dates from February 2017 to August 2017, maturity dates from February 2018 to June 2019, and a total cost of $633,000. In September 2017, we entered into an interest rate floor with a notional amount of $4.0 billion and a strike rate of 1%. This interest rate floor has a termination date of March 2019 and a total cost of $163,000. These instruments were not designated as cash flow hedges.
During the nine months ended September 30, 2016, we entered into interest rate caps with notional amounts totaling $628.5 million and strike rates ranging from 2.00% to 4.50%. These interest rate caps had effective dates from February 2016 to August 2016, termination dates from February 2017 to December 2017, and a total cost of $104,000. These instruments were not designated as cash flow hedges.
As of September 30, 2017, we held interest rate caps with notional amounts totaling $3.4 billion and strike rates ranging from 1.50% to 5.84%. These instruments had maturity dates ranging from December 2017 to June 2019. These instruments cap the interest rates on our mortgage loans with principal balances of $3.3 billion and maturity dates from December 2017 to June 2022. As of September 30, 2017, we held interest rate floors with notional amounts totaling $10.0 billion and strike rates ranging from (0.25)% to 1%. These instruments have termination dates ranging from March 2019 to July 2020.
Credit Default Swap Derivatives—We use credit default swaps to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of September 30, 2017, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $8.4 million as of September 30, 2017. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
Options on Futures Contracts—During the nine months ended September 30, 2016, we purchased options on Eurodollar futures for a total cost of $250,000 and maturity date of June 2017. There were no purchases during the nine months ended September 30, 2017.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2017, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 1.232% to 1.826% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total

September 30, 2017:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$288	$—	$118	$406	(2)
Interest rate derivatives - caps	—	44	—	—	44	(2)
Credit default swaps	—	329	—	942	$1,271	(2)
	—	661	—	1,060	1,721
Non-derivative assets:
Equity securities	11,960	—	—	—	11,960	(3)
Total	$11,960	$661	$—	$1,060	$13,681
Liabilities
Derivative liabilities:
Credit default swaps	—	(146)	—	—	(146)	(4)
Net	$11,960	$515	$—	$1,060	$13,535

December 31, 2016:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$2,358	$—	$—	$2,358	(2)
Interest rate derivatives - caps	—	24	—	—	24	(2)
Credit default swaps	—	2,867	—	(1,751)	1,116	(2)
Options on futures contracts	116	—	—	—	116	(2)
	116	5,249	—	(1,751)	3,614
Non-derivative assets:
Equity securities	53,185	—	—	—	53,185	(3)
Total	$53,301	$5,249	$—	$(1,751)	$56,799
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2017		2016
Assets
Derivative assets:
Interest rate derivatives - floors	$(291)		$(8,202)
Interest rate derivatives - caps	(96)		(40)
Credit default swaps	(1,380)	(4)	(1,854)	(4)
Options on futures contracts	—		(155)
	(1,767)		(10,251)
Non-derivative assets:
Equity	12		—
Total	(1,755)		(10,251)
Liabilities
Derivative liabilities:
Credit default swaps	(887)	(4)	—	(4)
Net	$(2,642)		$(10,251)

Total combined
Interest rate derivatives - floors	$(291)		$(8,202)
Interest rate derivatives - caps	(96)		(40)
Credit default swaps	(1,092)		(1,307)
Options on futures contracts	—		1
Unrealized gain (loss) on derivatives	(1,479)	(1)	(9,548)	(1)
Realized gain (loss) on credit default swaps	(1,175)	(2) (4)	(547)	(2) (4)
Realized gain (loss) on options on futures contracts	—	(2)	(156)	(2)
Unrealized gain (loss) on marketable securities	(936)	(3)	—	(3)
Realized gain (loss) on marketable securities	948	(2)	—	(2)
Net	$(2,642)		$(10,251)
____________________________________
(1) Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.
(2) Included in “other income (expense)” in the consolidated statements of operations.
(3) Included in “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
(4) Excludes costs of $257 and $237 for the three months ended September 30, 2017 and 2016, respectively, included in “other income (expense)” associated with credit default swaps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2017		2016
Assets
Derivative assets:
Interest rate derivatives - floors	$(2,233)		$4,780
Interest rate derivatives - caps	(613)		(460)
Credit default swaps	(2,100)	(4)	(3,227)	(4)
Options on futures contracts	(116)		(270)
	(5,062)		823
Non-derivative assets:
Equity	(3,991)		—
Total	(9,053)		823

Liabilities
Derivative liabilities:
Credit default swaps	(1,450)	(4)	—	(4)
Net	$(10,503)		$823

Total combined
Interest rate derivatives - floors	$(2,233)		$4,780
Interest rate derivatives - caps	(613)		(460)
Credit default swaps	615		42
Options on futures contracts	427		(114)
Unrealized gain (loss) on derivatives	(1,804)	(1)	4,248	(1)
Realized gain (loss) on credit default swaps	(4,165)	(2) (4)	(3,269)
Realized gain (loss) on options on futures contracts	(543)	(2)	(156)
Unrealized gain (loss) on marketable securities	(4,813)	(3)	—
Realized gain (loss) on marketable securities	822	(2)	—
Net	$(10,503)		$823

____________________________________
(1) Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.
(2) Included in “other income (expense)” in the consolidated statements of operations.
(3) Included in “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
(4) Excludes costs of $769 and $615 for the nine months ended September 30, 2017 and 2016, respectively, included in “other income (expense)” associated with credit default swaps.

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

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$11,960	$11,960	$53,185	$53,185
Derivative assets, net	1,721	1,721	3,614	3,614
Derivative liabilities, net	146	146	—	—

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$393,527	$393,527	$348,067	$348,067
Restricted cash (1)	133,127	133,127	144,406	144,406
Accounts receivable, net (1)	61,677	61,677	44,934	44,934
Due from third-party hotel managers	19,230	19,230	13,348	13,348

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,708,265	$3,541,070 to $3,913,817	$3,773,604	$3,600,691 to $3,979,713
Accounts payable and accrued expenses (1)	153,772	153,772	128,309	128,309
Dividends and distributions payable	25,520	25,520	24,765	24,765
Due to Ashford Inc., net	13,689	13,689	15,716	15,716
Due to Ashford Prime OP, net	—	—	488	488
Due to related party, net (1)	326	326	1,046	1,046
Due to third-party hotel managers	2,627	2,627	2,714	2,714
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
Accounts receivable, net, accounts payable and accrued expenses, dividends and distributions payable, due to/from Ashford Prime OP, due to related party, net, due to Ashford Inc., net and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

indebtedness to be approximately 95.5% to 105.5% of the carrying value of $3.7 billion at September 30, 2017 and approximately 95.3% to 105.4% of the carrying value of $3.8 billion at December 31, 2016. This is considered a Level 2 valuation technique.
11. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period. Beginning one year after issuance, each common unit may be redeemed for either cash or, at our sole discretion, up to one share of our common stock, which is either (i) issued pursuant to an effective registration statement; (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement. Ashford Trust continues to hold 598,000 shares of Ashford Inc. common stock for the benefit of its common stockholders, and all of our remaining lodging investments are owned by Ashford Trust OP. Each common unit and LTIP unit was worth approximately 94% and 96%, respectively, of one share of our common stock at both September 30, 2017 and December 31, 2016 as a result of the specific distribution characteristics to unitholders in the Ashford Inc. spin-off.
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
The compensation committee of the board of directors of the Company approved Performance LTIP units to certain executive officers, which have a three year cliff vesting. The award agreements provide for the grant of a maximum number of Performance LTIP units that will be settled in LTIPs or common units of the Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The actual number of units earned may be adjusted from 0% to 100% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. Compensation expense of $964,000 and $1.3 million was recorded for the three and nine months ended September 30, 2017, respectively, and expense of $290,000 and $458,000 for the three and nine months ended September 30, 2016, respectively. The Performance LTIP units unamortized fair value of $5.4 million at September 30, 2017 will be expensed over a period of 2.5 years.
As of September 30, 2017, we have issued a total of 11.9 million LTIP and Performance LTIP units, all of which, other than approximately 81,000, 31,000, and 662,000 units, issued in May 2017, April 2017 and March 2015, respectively, have reached full economic parity with, and are convertible into, common units. Expense of $980,000 and $2.4 million was recognized for the three and nine months ended September 30, 2017, respectively, and expense of $563,000 and $1.7 million was recognized for the three and nine months ended September 30, 2016, respectively, which was associated with LTIP units issued to Ashford LLC’s employees and Ashford Trust’s directors and is included in “advisory services fee” and “corporate, general and administrative,” respectively, in our consolidated statements of operations. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. The fair value of the unrecognized cost of LTIP units, which was $5.2 million at September 30, 2017, will be expensed over a period of 2.5 years.
During the nine months ended September 30, 2017, approximately 21,000 common units with an aggregate fair value of approximately $161,000 were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption. During the nine months ended September 30, 2016, approximately 5,000 common units with an aggregate fair value of approximately $24,000 were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price.
Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of September 30, 2017 and December 31, 2016, were $117.4 million and $132.8 million, respectively, which represent ownership of our operating partnership of 15.73% and 14.48%, respectively. The carrying value of redeemable noncontrolling interests as of September 30,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2017 and December 31, 2016, included adjustments of $146.1 million and $144.3 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net loss of $6.9 million and net loss of $13.2 million for the three and nine months ended September 30, 2017, respectively, and net loss of $5.0 million and $2.7 million for the three and nine months ended September 30, 2016, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $2.6 million and $7.7 million for the three and nine months ended September 30, 2017, respectively, and $2.9 million and $8.7 million for the three and nine months ended September 30, 2016, respectively.
12. Equity and Equity-Based Compensation
Common Stock Dividends—For each of the 2017 and 2016 quarters, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock with an annualized target of $0.48 per share for 2017.
Restricted Stock Units—Stock-based compensation expense of $1.9 million and $3.9 million was recognized for the three and nine months ended September 30, 2017, respectively, and expense of $1.1 million and $3.0 million for the three and nine months ended September 30, 2016, respectively, in connection with equity awards granted to employees of Ashford LLC, certain employees of Remington Lodging and Ashford Trust’s directors and is included in “advisory services fee,” “management fees” and “corporate, general and administrative,” respectively, in our consolidated statements of operations. At September 30, 2017, the unamortized cost of the unvested shares of restricted stock was $10.3 million, which will be amortized over a period of 2.5 years, subject to future mark to market adjustments, and these shares are scheduled to vest between February 2018 and April 2020.
Performance Stock Units—The compensation committee of the board of directors of the Company approved PSUs to certain executive officers, which have a three year cliff vesting. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return and specified absolute total stockholder return, based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Compensation expense of $806,000 and $1.1 million was recorded for the three and nine months ended September 30, 2017, respectively. Compensation expense of $246,000 and $389,000 was recorded for the three and nine months ended September 30, 2016. The fair value of unrecognized cost of PSUs, which was $4.5 million at September 30, 2017, will be expensed over a period of approximately 2.5 years.
Preferred Stock Issuance & Redemption—On August 25, 2017, the Company issued 3.4 million shares of 7.50% Series H cumulative preferred stock. The Series H cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A cumulative preferred stock (all shares redeemed on September 18, 2017), the 8.45% Series D cumulative preferred stock (1.6 million shares redeemed on September 18, 2017), the 7.375% Series F cumulative preferred stock and the 7.375% Series G cumulative preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. On September 8, 2017, we issued 400,000 additional shares of 7.50% Series H preferred stock pursuant to the over-allotment option. Series H cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series H cumulative preferred stock is redeemable at our option for cash (on or after August 25, 2022), in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series H cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series H cumulative preferred stock is convertible into a maximum 8.25083 shares of our common stock. The actual number is based on a formula as defined in the Series H cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series H cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series H preferred stock to common stock have not been met as of period end. Therefore, Series H cumulative preferred stock will not impact our earnings per share.
Dividends on the Series H cumulative preferred stock accrue in the amount of $1.8750 per share each year, which is equivalent to 7.50% of the $25.00 liquidation preference per share of Series H cumulative preferred stock. Dividends on the Series H cumulative preferred stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series H cumulative preferred stock sold in this offering was paid on October 16, 2017 in the amount of $0.1875 per share.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On September 18, 2017, the Company redeemed its 8.55% Series A cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4631 per share, for a total redemption price of $25.4631 per share.
On September 18, 2017, the Company redeemed approximately 1.6 million shares of its 8.45% Series D cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4577 per share, for a total redemption price of $25.4577 per share.
On October 4, 2017, the Company redeemed 379,036 shares of 8.45% Series D cumulative preferred shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.5516 per share, for a total redemption price of $25.5516 per share.
Preferred Dividends—During the three months ended September 30, 2017, the board of directors declared quarterly dividends of $0.5281 per share for our 8.45% Series D cumulative preferred stock, $0.4609 per share for our 7.375% Series F cumulative preferred stock, $0.4609 per share for our 7.375% Series G cumulative preferred stock and $0.1875 per share for our 7.50% Series H cumulative preferred stock. The Series H cumulative preferred stock dividend is pro-rated for the number of days it was outstanding during the quarter. During the three months ended September 30, 2016, the board of directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D cumulative preferred stock and $0.3995 per share for our 7.375% Series F cumulative preferred stock. The Series F cumulative preferred stock dividend was pro-rated for the number of days it was outstanding during the quarter.
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $760,000 and $756,000 at September 30, 2017 and December 31, 2016, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated income of $22,000 and $4,000 for the three and nine months ended September 30, 2017, respectively, and income of $16,000 and loss of $16,000 for the three and nine months ended September 30, 2016, respectively.
13. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2017, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at September 30, 2017, we pay franchisor royalty fees between 1% and 6% of gross rooms revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2018 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
We incurred franchise fees of $17.8 million and $52.6 million for the three and nine months ended September 30, 2017, respectively, and $18.2 million and $54.4 million for the three and nine months ended September 30, 2016, respectively. Franchise fees are included in “other” hotel expenses in the consolidated statements of operations.
Management Fees—Under management agreements for our hotel properties existing at September 30, 2017, we pay a) monthly property management fees equal to the greater of approximately $13,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees, and d) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2020 through 2038, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company. On June 27, 2017, the Florida Supreme Court denied the Company's petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney's fees being the only remaining dispute. On June 29, 2017, the balance of the judgment was paid to Nantucket by the Company.
The Company estimates its total loss including post judgment interest and reimbursement of the plaintiff’s legal fees to be approximately $17.3 million as of September 30, 2017, resulting in additional expense of $26,000 and $4.1 million for the three and nine months ended September 30, 2017, respectively.
On June 29, 2017, RLI filed suit in Federal District Court in Dallas seeking to recover the amounts previously paid to Nantucket. On July 19, 2017, the Company paid approximately $10.0 million to RLI mooting RLI's claim subject only to the alleged claim for attorney fees. With the agreement for the Company to pay the negotiated settlement of RLI's attorney fees in the amount of $100,000, a Stipulation for Dismissal was filed on November 2, 2017.
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
14. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2017 and December 31, 2016, all of our hotel properties were domestically located.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At September 30, 2017, the quarterly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is earned annually by Ashford LLC in each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group, subject to the FCCR Condition, as defined in the advisory agreement. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Advisory services fee
Base advisory fee	$8,579	$8,576	$25,934	$25,842
Reimbursable expenses (1)	1,641	1,485	5,800	4,550
Equity-based compensation (2)	4,392	1,887	7,748	4,535
Total advisory services fee	$14,612	$11,948	$39,482	$34,927
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In 2016, $4.0 million of key money consideration was invested in furniture, fixtures and equipment by Ashford Inc. to be used by Ashford Trust, which represented all of the key money consideration for the Le Pavillon Hotel. The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee is allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. As a result, $156,000 and $476,000 of advisory expense was allocated to lease expense and was included in “other” hotel expense in the consolidated statements of operations for the three and nine months ended September 30, 2017. No advisory expense was allocated to lease expense for the three and nine months ended September 30, 2016.
On January 19, 2017, AHT SMA, LP, a Delaware limited partnership and a wholly-owned subsidiary of Ashford Trust entered into an Investment Management Agreement (the “Agreement”) with Ashford Investment Management, LLC (“AIM”), a subsidiary of Ashford Inc., to manage all or a portion of Ashford Trust’s excess cash (the “Account”). Pursuant to the Agreement, the Company retained and appointed AIM as the investment manager for us. The Agreement will govern the relationship between Ashford Trust and AIM, as well as grant AIM certain rights, powers and duties to act on behalf of the Company. AIM will not be compensated by us for its services under the Agreement. We bear all costs and expenses of the establishment and ongoing maintenance of the Account as well as all costs and expenses of AIM. For the three and nine months ended September 30, 2017, investment management reimbursable expenses were $522,000 and $1.5 million, respectively, which are included in “corporate, general and administrative” expense in the consolidated statements of operations.
At September 30, 2017 and December 31, 2016, we had payables of $13.7 million and $15.7 million, respectively, included in due to Ashford Inc., net, associated with the advisory services fee discussed above. In addition, at March 31, 2017, we held a receivable from the AQUA U.S. Fund of $2.6 million, associated with the hold back from the AQUA U.S. Fund, of which the funds were received during the second quarter of 2017.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 173,000 shares and 131,000 shares of restricted stock under the Ashford Trust Stock Plan in 2016 and 2017, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $222,000 and $439,000 was recognized for the three and nine months ended September 30, 2017, respectively, and expense of $230,000 and $372,000 for the three and nine months ended September 30, 2016, respectively. The unamortized fair value of these grants was $1.3 million as of September 30, 2017, which will be amortized over a period of 2.5 years.
16. Subsequent Events
On October 4, 2017, the Company redeemed 379,036 shares of 8.45% Series D cumulative preferred shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.5516 per share, for a total redemption price of $25.5516 per share.
On October 30, 2017, we refinanced our $94.7 million mortgage loan, with an outstanding balance of $94.5 million, secured by the Hilton Boston Back Bay in Boston, Massachusetts. The new mortgage loan totals $97.0 million, provides for a floating interest rate of LIBOR + 2.00%, a five-year term with no extension options and is secured by the Hilton Boston Back Bay.
On October 31, 2017, we refinanced our $412.5 million mortgage loan, secured by seventeen hotels. The new mortgage loan totals $427.0 million, is interest only, provides for a floating interest rate of LIBOR + 3.00% and has a two-year initial term with five one-year extension options. The new mortgage loan is secured by the following seventeen hotels: the Courtyard Alpharetta, Courtyard Bloomington, Courtyard Crystal City, Courtyard Foothill Ranch, Embassy Suites Austin, Embassy Suites Dallas, Embassy Suites Houston, Embassy Suites Las Vegas, Embassy Suites Palm Beach, Hampton Inn Evansville, Hilton Garden Inn Jacksonville, Hilton Nassau Bay, Hilton St. Petersburg, Residence Inn Evansville, Residence Inn Falls Church, Residence Inn San Diego and Sheraton Indianapolis.

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

Overview
We believe that industry fundamentals continue to predict RevPAR growth through 2017, albeit at a slower pace. We will continue to seek ways to benefit from the cyclical nature of the hotel industry.
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
On February 1, 2017, the Company sold the Renaissance hotel in Portsmouth, Virginia (“Renaissance Portsmouth”) for approximately $9.2 million in cash. The sale resulted in a loss of $43,000 for the nine months ended September 30, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. We repaid $20.2 million of principal on our mortgage loan that was partially secured by the Renaissance Portsmouth.
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
On March 6, 2017, the Company sold the Embassy Suites in Syracuse, New York (“Embassy Suites Syracuse”) for approximately $8.8 million in cash. The sale resulted in a loss of $40,000 for the six months ended September 30, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. We repaid $20.6 million of principal on our mortgage loan that was partially secured by the Embassy Suites Syracuse.
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
On May 23, 2017, the trial court, in the matter of Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc., issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company. On June 27, 2017, the Florida Supreme Court denied the Company's petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney's fees being the only remaining dispute. On June 29, 2017, the balance of the judgment was paid to Nantucket by the Company.
The Company estimates its total loss including post judgment interest and reimbursement of the plaintiff’s legal fees to be approximately $17.3 million as of September 30, 2017, resulting in additional expense of $26,000 and $4.1 million for the three and nine months ended September 30, 2017, respectively.
On June 29, 2017, RLI filed suit in Federal District Court in Dallas seeking to recover the amounts previously paid to Nantucket. On July 19, 2017, the Company paid approximately $10.0 million to RLI mooting RLI's claim subject only to the alleged claim for attorney fees. With the agreement for the Company to pay the negotiated settlement of RLI's attorney fees in the amount of $100,000, a Stipulation for Dismissal was filed on November 2, 2017.
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
On June 29, 2017, the Company sold the Crowne Plaza Ravinia in Atlanta, Georgia for approximately $88.7 million in cash. The sale resulted in a gain of $14.1 million for the three and nine months ended September 30, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $78.7 million of debt associated with the hotel property.
On August 25, 2017, the Company issued 3.4 million shares of 7.50% Series H cumulative preferred stock. The Series H cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A cumulative preferred stock (all shares redeemed on September 18, 2017), the 8.45% Series D cumulative preferred stock (1.6 million shares redeemed on September 18, 2017), the 7.375% Series F cumulative preferred stock and the 7.375% Series G cumulative preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. On September 8, 2017, we issued 400,000 additional shares of 7.50% Series H preferred stock pursuant to the over-allotment option.
On August 31, 2017, we invested an additional $333,000 in OpenKey, resulting in a 16.23% total ownership interest.
On October 30, 2017, we refinanced our $94.7 million mortgage loan, with an outstanding balance of $94.5 million, secured by the Hilton Boston Back Bay in Boston, Massachusetts. The new mortgage loan totals $97.0 million, provides for a floating interest rate of LIBOR + 2.00%, a five-year term with no extension options and is secured by the Hilton Boston Back Bay.
On October 31, 2017, we refinanced our $412.5 million mortgage loan, secured by seventeen hotels. The new mortgage loan totals $427.0 million, is interest only, provides for a floating interest rate of LIBOR + 3.00% and has a two-year initial term with five one-year extension options. The new mortgage loan is secured by the following seventeen hotels: the Courtyard Alpharetta, Courtyard Bloomington, Courtyard Crystal City, Courtyard Foothill Ranch, Embassy Suites Austin, Embassy Suites Dallas, Embassy Suites Houston, Embassy Suites Las Vegas, Embassy Suites Palm Beach, Hampton Inn Evansville, Hilton Garden Inn Jacksonville, Hilton Nassau Bay, Hilton St. Petersburg, Residence Inn Evansville, Residence Inn Falls Church, Residence Inn San Diego and Sheraton Indianapolis.
Dividends on the Series H cumulative preferred stock accrue in the amount of $1.8750 per share each year, which is equivalent to 7.50% of the $25.00 liquidation preference per share of Series H cumulative preferred stock. Dividends on the Series H cumulative preferred stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series H cumulative preferred stock sold in this offering was paid on October 16, 2017 in the amount of $0.1875 per share.

On September 18, 2017, the Company redeemed its 8.55% Series A cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4631 per share, for a total redemption price of $25.4631 per share.
On September 18, 2017, the Company redeemed approximately 1.6 million shares of its 8.45% Series D cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4577 per share, for a total redemption price of $25.4577 per share.
On October 4, 2017, the Company redeemed 379,036 shares of 8.45% Series D cumulative preferred shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.5516 per share, for a total redemption price of $25.5516 per share.
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
Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after certain items are paid, including deposits into ground lease and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and ground lease expenses. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan.
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
On August 25, 2017, the Company issued 3.4 million shares of 7.50% Series H cumulative preferred stock. The Series H cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the 8.55% Series A cumulative preferred stock (all shares redeemed on September 18, 2017), the 8.45% Series D cumulative preferred stock (1.6 million shares redeemed on September 18, 2017), the 7.375% Series F cumulative preferred stock and the 7.375% Series G cumulative preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. On September 8, 2017, we issued 400,000 additional shares of 7.50% Series H preferred stock pursuant to the over-allotment option.
Dividends on the Series H cumulative preferred stock accrue in the amount of $1.8750 per share each year, which is equivalent to 7.50% of the $25.00 liquidation preference per share of Series H cumulative preferred stock. Dividends on the Series H cumulative preferred stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series H cumulative preferred stock sold in this offering was paid on October 16, 2017 in the amount of $0.1875 per share.
On September 18, 2017, the Company redeemed its 8.55% Series A cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4631 per share, for a total redemption price of $25.4631 per share.
On September 18, 2017, the Company redeemed approximately 1.6 million shares of its 8.45% Series D cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4577 per share, for a total redemption price of $25.4577 per share.
On October 4, 2017, the Company redeemed 379,036 shares of 8.45% Series D cumulative preferred shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.5516 per share, for a total redemption price of $25.5516 per share.
On October 30, 2017, we refinanced our $94.7 million mortgage loan, with an outstanding balance of $94.5 million, secured by the Hilton Boston Back Bay in Boston, Massachusetts. The new mortgage loan totals $97.0 million, provides for a floating interest rate of LIBOR + 2.00%, a five-year term with no extension options and is secured by the Hilton Boston Back Bay.
On October 31, 2017, we refinanced our $412.5 million mortgage loan, secured by seventeen hotels. The new mortgage loan totals $427.0 million, is interest only, provides for a floating interest rate of LIBOR + 3.00% and has a two-year initial term with five one-year extension options. The new mortgage loan is secured by the following seventeen hotels: the Courtyard Alpharetta, Courtyard Bloomington, Courtyard Crystal City, Courtyard Foothill Ranch, Embassy Suites Austin, Embassy Suites Dallas, Embassy Suites Houston, Embassy Suites Las Vegas, Embassy Suites Palm Beach, Hampton Inn Evansville, Hilton Garden Inn Jacksonville, Hilton Nassau Bay, Hilton St. Petersburg, Residence Inn Evansville, Residence Inn Falls Church, Residence Inn San Diego and Sheraton Indianapolis.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $178.5 million and $191.0 million for the nine months ended September 30, 2017 and 2016, respectively. Cash flows from operations were impacted by changes in hotel operations, our hotel dispositions in 2016 and 2017, as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2017, net cash flows used in investing activities were $6.8 million. Cash outflows primarily consisted of $164.1 million for capital improvements made to various hotel properties and an additional $983,000 investment in OpenKey. Cash outflows were partially offset by cash inflows of $105.3 million from proceeds received from the sales of the Renaissance Portsmouth, Embassy Suites Syracuse and Crowne Plaza Ravinia, $50.9 million from the liquidation of our interest in the AQUA U.S. Fund and $2.4 million from property insurance. For the nine months ended September 30, 2016, net cash flows provided by investing activities were $27.3 million. Cash inflows primarily consisted of $168.8 million from the sales of a five-hotel portfolio, the Hampton Inn Gainesville and a vacant lot associated with the Le Pavillon Hotel. These cash inflows were partially offset by $137.9 million for capital improvements made to various hotel properties, $2.1 million for the purchase of land underlying the San Antonio Marriott and a WorldQuest unit and a $2.0 million investment in OpenKey.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2017, net cash flows used in financing activities were $137.5 million. Cash outflows primarily consisted of $246.1 million for repayments of indebtedness, $80.6 million for the redemption of preferred stock, $75.6 million for dividend payments to common and preferred stockholders and unitholders, $5.8 million for payments of loan costs and exit fees, $1.3 million for the repurchase of common stock and $633,000 of payments for derivatives. Cash outflows were partially offset by cash inflows of $180.8 million from borrowings on indebtedness and $91.6 million from the issuance of preferred stock. For the nine months ended September 30, 2016, net cash flows used in financing activities were $179.2 million. Cash outflows primarily consisted of $141.5 million for repayments of indebtedness, $115.8 million for the redemption of preferred stock, $69.3 million for dividend payments to common and preferred stockholders and unitholders, $5.1 million for payments of loan costs and exit fees and $732,000 for the repurchase of common stock. Cash outflows were partially offset by cash inflows of $115.8 million from the issuance of preferred stock and $37.5 million from borrowings on indebtedness.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of September 30, 2017, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
Mortgage and mezzanine loans are nonrecourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition as of September 30, 2017.
Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming debt maturities, we will continue to proactively address our future debt maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.
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
Dividend Policy. During the three month periods ended September 30, 2017 and 2016, the board of directors declared quarterly dividends of $0.12 per share of outstanding common stock. In December 2016, the board of directors approved our 2017 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2017. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Favorable/ (Unfavorable) Change	Nine Months Ended September 30,		Favorable/ (Unfavorable) Change
	2017	2016		2017	2016
Total revenue	$353,325	$371,931	$(18,606)	$1,097,704	$1,150,373	$(52,669)
Total hotel operating expenses	(226,571)	(234,553)	7,982	(688,554)	(714,692)	26,138
Property taxes, insurance and other	(18,194)	(17,172)	(1,022)	(55,293)	(55,077)	(216)
Depreciation and amortization	(60,135)	(60,170)	35	(185,380)	(182,411)	(2,969)
Impairment charges	(1,785)	(4,922)	3,137	(1,785)	(4,695)	2,910
Transaction costs	—	(124)	124	(11)	(201)	190
Advisory services fee	(14,612)	(11,948)	(2,664)	(39,482)	(34,927)	(4,555)
Corporate general and administrative	(2,412)	(1,968)	(444)	(10,836)	(6,426)	(4,410)
Operating income (loss)	29,616	41,074	(11,458)	116,363	151,944	(35,581)
Equity in earnings (loss) of unconsolidated entities	(679)	(560)	(119)	(3,580)	(4,432)	852
Interest income	706	92	614	1,460	229	1,231
Gain (loss) on sale of hotel properties	15	1,448	(1,433)	14,024	24,428	(10,404)
Other income (expense)	(273)	(926)	653	(3,539)	(4,263)	724
Interest expense and amortization of loan costs	(56,963)	(55,762)	(1,201)	(167,224)	(168,167)	943
Write-off of premiums, loan costs and exit fees	—	(972)	972	(1,629)	(4,913)	3,284
Unrealized gain (loss) on marketable securities	(936)	—	(936)	(4,813)	—	(4,813)
Unrealized gain (loss) on derivatives	(1,479)	(9,548)	8,069	(1,804)	4,248	(6,052)
Income tax (expense) benefit	1,267	16	1,251	507	(1,216)	1,723
Net income (loss)	(28,726)	(25,138)	(3,588)	(50,235)	(2,142)	(48,093)
(Income) loss from consolidated entities attributable to noncontrolling interests	(22)	(16)	(6)	(4)	16	(20)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,940	5,009	1,931	13,202	2,745	10,457
Net income (loss) attributable to the Company	$(21,808)	$(20,145)	$(1,663)	$(37,037)	$619	$(37,656)

All hotel properties owned during the three months ended September 30, 2017 and 2016 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three months ended September 30, 2017 and 2016. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
5-hotel portfolio (1)	Various	Disposition	June 1, 2016
Hampton Inn & Suites (1)	Gainesville, FL	Disposition	September 1, 2016
SpringHill Suites Gaithersburg (1)	Gaithersburg, MD	Disposition	October 1, 2016
2-hotel portfolio (1)	Palm Desert, CA	Disposition	October 7, 2016
Renaissance (1)	Portsmouth, VA	Disposition	February 1, 2017
Embassy Suites (1)	Syracuse, NY	Disposition	March 6, 2017
Crowne Plaza Ravinia (1)	Atlanta, GA	Disposition	June 29, 2017
____________________________________
(1) Collectively reported as “Hotel Dispositions”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
RevPAR (revenue per available room)	$124.33	$122.24	$125.12	$121.51
Occupancy	79.60%	79.36%	78.52%	78.47%
ADR (average daily rate)	$156.19	$154.02	$159.34	$154.84
The following table illustrates the key performance indicators of the 120 comparable hotel properties and WorldQuest that were included for the full three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
RevPAR (revenue per available room)	$124.33	$124.42	$125.81	$124.3
Occupancy	79.60%	79.65%	78.68%	78.63%
ADR (average daily rate)	$156.19	$156.22	$159.90	$158.09
Comparison of the Three Months Ended September 30, 2017 and 2016
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company increased $1.7 million, from a net loss of $20.1 million for the three months ended September 30, 2016, (the “2016 quarter”) to a net loss of $21.8 million for the three months ended September 30, 2017, (the “2017 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $11.9 million, or 3.9%, to $289.0 million in the 2017 quarter compared to the 2016 quarter. This decrease is primarily attributable to lower rooms revenue of $11.6 million related to our Hotel Dispositions and lower rooms revenue of $240,000 from our comparable hotel properties and WorldQuest, which experienced a decrease of 5 basis points in occupancy.
Food and beverage revenue decreased $7.9 million, or 14.0%, to $48.3 million. This decrease is attributable to lower food and beverage revenue of $5.5 million from our comparable hotel properties and WorldQuest, primarily attributable to approximately $1.0 million associated with the renovation of the DFW Airport Marriott in Irving, Texas and unfavorable year over year changes in the Jewish and July 4th holiday calendar, as well as lower food and beverage revenue of $2.4 million related to our Hotel Dispositions.

Other hotel revenue, which consists mainly of Internet access, parking and spa, increased $617,000, or 4.3%, to $15.0 million. This increase is attributable to higher other hotel revenue of $917,000 from our comparable hotel properties and WorldQuest, partially offset by lower other hotel revenue of $300,000 related to our Hotel Dispositions. Other non-hotel revenue increased $528,000, or 114.5%, to $989,000 in the 2017 quarter as compared to the 2016 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $8.0 million, or 3.4%, to $226.6 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced a decrease of $5.5 million in direct expenses in the 2017 quarter as compared to the 2016 quarter, which was comprised of a decrease of $4.6 million related to our Hotel Dispositions and a decrease of $931,000 from our comparable hotel properties and WorldQuest. Direct expenses were 30.3% of total hotel revenue for the 2017 quarter and 30.2% for the 2016 quarter. We experienced a decrease of $2.5 million in indirect expenses and management fees in the 2017 quarter as compared to the 2016 quarter, which was comprised of a decrease of $4.8 million from our Hotel Dispositions, partially offset by an increase of $2.3 million from our comparable hotel properties and WorldQuest. The increase from our comparable hotel properties and WorldQuest is primarily attributable to uninsured hurricane related costs of $3.7 million.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.0 million, or 6.0%, to $18.2 million during the 2017 quarter compared to the 2016 quarter. The increase was primarily due to an increase of $1.8 million from our comparable hotel properties and WorldQuest, partially offset by a $738,000 decrease from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization decreased $35,000, or 0.1%, to $60.1 million during the 2017 quarter compared to the 2016 quarter. The decrease was primarily due to a decrease of $2.1 million related to our Hotel Dispositions partially offset by an increase of $2.0 million of depreciation and amortization at our comparable hotel properties and WorldQuest.
Impairment Charges. Impairment charges decreased $3.1 million, or 63.7%, to $1.8 million in the 2017 quarter compared to the 2016 quarter. We recorded an impairment charge of $1.8 million in the 2017 quarter for damages to hotel properties from Hurricanes Harvey and Irma. We recorded an impairment charge of $4.9 million in the 2016 quarter, which is comprised of an impairment charge of $5.0 million on the SpringHill Suites Gaithersburg, partially offset by an impairment credit of $117,000 related to a valuation adjustment on a previously impaired mezzanine loan.
Transaction Costs. Transaction costs decreased $124,000, or 100.0%, to $0 during the 2017 quarter compared to the 2016 quarter.
Advisory Services Fee. Advisory services fee increased $2.7 million, or 22.3%, to $14.6 million in the 2017 quarter compared to the 2016 quarter, which represented fees paid in connection with the advisory agreement between Ashford Inc. and the Company. For the 2017 quarter, the advisory services fee was comprised of a base advisory fee of $8.6 million, reimbursable expenses of $1.6 million and equity-based compensation of $4.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2016 quarter, the advisory services fee was comprised of a base advisory fee of $8.6 million, reimbursable expenses of $1.5 million and equity-based compensation of $1.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense increased $444,000, or 22.6%, to $2.4 million during the 2017 quarter compared to the 2016 quarter. The increase was primarily attributable to higher public company costs, office expenses, professional fees and other miscellaneous expenses of $388,000 and $56,000 of transaction, acquisition and management conversion costs in the 2017 quarter compared to the 2016 quarter.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $679,000 and $560,000 for the 2017 and 2016 quarters, respectively. The 2017 quarter included equity in loss of $568,000 from Ashford Inc. and $111,000 from OpenKey. The 2016 quarter included equity in loss of $395,000 from the AQUA U.S. Fund, $85,000 from Ashford Inc. and $80,000 from OpenKey.
Interest Income. Interest income was $706,000 and $92,000 for the 2017 quarter and the 2016 quarter, respectively.
Gain (Loss) on Sale of Hotel Properties. Gain on sale of hotel properties was $15,000 and $1.4 million in the 2017 and 2016 quarters, respectively. The gain in the 2017 quarter was related to the sale of the Crowne Plaza Ravinia. The gain in the 2016 quarter was related to the sale of the Hampton Inn Gainesville.
Other Income (Expense). Other expense decreased $653,000, or 70.5%, to $273,000 during the 2017 quarter compared to the 2016 quarter. In the 2017 quarter, we recognized realized losses of $1.2 million related to the termination of a CMBX tranche and $257,000 related to CMBX premiums and usage fees, partially offset by a realized gain of $948,000 related to marketable securities, dividend income of $109,000 and miscellaneous income of $102,000. In the 2016 quarter, we recognized a realized loss of $547,000 related to the termination of a CMBX tranche, a realized loss of $156,000 related to the maturity of options on futures contracts and $237,000 of CMBX premiums and usage fees.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.2 million, or 2.2%, to $57.0 million during the 2017 quarter compared to the 2016 quarter. The increase is primarily due to higher interest expense and amortization of loan costs of $4.3 million from refinances and an increase in LIBOR rates on our comparable hotels properties, partially offset by lower interest expense and amortization of loan costs of $3.1 million from our Hotel Dispositions. The average LIBOR rates in the 2017 quarter and the 2016 quarter were 1.23% and 0.51%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $1.0 million, or 100.0%, to $0 during the 2017 quarter compared to the 2016 quarter. In the 2016 quarter, we incurred write-off of loan costs and exit fees of $972,000 resulting from the write-off of unamortized loan costs of $460,000 and exit fees of $512,000 related to the sale of the Hampton Inn Gainesville.
Unrealized Gain (Loss) on Marketable Securities. Unrealized loss on marketable securities was $936,000 in the 2017 quarter, which was based on changes in closing market prices during the quarter. There was no unrealized gain (loss) on marketable securities in the 2016 quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives decreased $8.1 million, from $9.5 million in the 2016 quarter to $1.5 million in the 2017 quarter. In the 2017 quarter, we recognized unrealized losses of $2.3 million, $291,000 and $96,000 associated with CMBX tranches, interest rate floors and interest rate caps, respectively. These unrealized losses were partially offset by an unrealized gain of $1.2 million associated with the reclassification to other income (expense) for the recognition of a realized loss from a CMBX tranche termination. In the 2016 quarter, we recorded unrealized losses of $8.2 million, $1.9 million, $155,000 and $40,000 on interest rate floors, open CMBX tranches, options on futures contracts and interest rate derivatives, respectively. These unrealized losses were partially offset by unrealized gains of $547,000 and $156,000 associated with the reclassification to other income (expense) for the recognition of a realized loss from a CMBX tranche termination and maturity of an option on futures contracts, respectively. The fair value of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax benefit increased $1.3 million, from $16,000 in the 2016 quarter to $1.3 million in the 2017 quarter. The increase in income tax benefit is primarily due to a decrease in taxable income recognized by our TRS entities.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated income of $22,000 and $16,000 for the 2017 quarter and the 2016 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in operating partnership were allocated net loss of $6.9 million and $5.0 million in the 2017 quarter and the 2016 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 15.73% and 14.01% in the operating partnership at September 30, 2017 and 2016, respectively.
Comparison of the Nine Months Ended September 30, 2017 and 2016
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $37.7 million, from net income of $619,000 for the nine months ended September 30, 2016 (the “2016 period”) to a net loss of $37.0 million for the nine months ended September 30, 2017 (the “2017 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $40.5 million, or 4.4%, to $876.9 million in the 2017 period compared to the 2016 period. This decrease is primarily attributable to lower rooms revenue of $47.8 million related to our Hotel Dispositions, partially offset by higher rooms revenue of $7.3 million from our comparable hotel properties and WorldQuest, which experienced an increase of 1.1% in room rates and an increase of 5 basis points in occupancy.
Food and beverage revenue decreased $13.5 million, or 7.1%, to $175.0 million in the 2017 period compared to the 2016 period. This decrease is attributable to lower food and beverage revenue of $6.0 million related to our Hotel Dispositions and lower food and beverage revenue of $7.5 million from our comparable hotel properties and WorldQuest, primarily attributable to approximately $1.3 million associated with the renovation of the DFW Airport Marriott in Irving, Texas as well as unfavorable year over year changes in the Jewish and July 4th holiday calendar.
Other hotel revenue, which consists mainly of Internet access, parking and spa, increased $507,000, or 1.2%, to $43.7 million in the 2017 period compared to the 2016 period. This increase is primarily attributable to higher other revenue of $2.0 million from our comparable hotel properties and WorldQuest, partially offset by lower other revenue of $1.5 million related to our Hotel Dispositions. Other non-hotel revenue increased $755,000, or 58.2%, to $2.1 million in the 2017 period.
Hotel Operating Expenses. Hotel operating expenses decreased $26.1 million, or 3.7%, to $688.6 million in the 2017 period compared to the 2016 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. We experienced a decrease in direct expenses of $15.7 million in the 2017 period as compared to the 2016 period, which was comprised of a decrease of $16.4 million related to our Hotel Dispositions, partially offset by an increase of $717,000 from our comparable hotel properties and WorldQuest. Direct expenses were 29.8% of total hotel revenue for both the 2017 and 2016 periods. We experienced a decrease in indirect expenses and management fees of $10.5 million in the 2017 period as compared to the 2016 period, which was comprised of a decrease of $18.3 million from our Hotel Dispositions, partially offset by an increase of $3.8 million from our comparable hotel properties and WorldQuest, primarily attributable to uninsured hurricane related costs of $3.7 million, and $4.1 million associated with an additional accrual related to the final judgment in the lawsuit captioned Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. See note 13 to our consolidated financial statements.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $216,000 or 0.4%, to $55.3 million in the 2017 period compared to the 2016 period. The increase was primarily due to $2.9 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $2.7 million from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $3.0 million or 1.6%, to $185.4 million in the 2017 period compared to the 2016 period. The increase was primarily due to $10.5 million of depreciation and amortization at our comparable hotel properties and WorldQuest, partially offset by a decrease of $7.6 million related to our Hotel Dispositions.
Impairment Charges. Impairment charges decreased $2.9 million, or 62.0%, to $1.8 million in the 2017 period compared to the 2016 period, We recorded an impairment charge of $1.8 million in the 2017 period for damages to hotel properties from Hurricanes Harvey and Irma. We recorded an impairment charge of $4.7 million in the 2016 period comprised of an impairment charge of $5.0 million on the SpringHill Suites Gaithersburg, partially offset by an impairment credit of $344,000 related to a valuation adjustment on a previously impaired mezzanine loan.
Transaction Costs. Transaction costs were $11,000 in the 2017 period compared to $201,000 in the 2016 period.
Advisory Services Fee. Advisory services fee increased $4.6 million, or 13.0%, to $39.5 million in the 2017 period compared to the 2016 period, which represented fees paid in connection with the advisory agreement between Ashford Inc. and the Company. In the 2017 period, the advisory services fee was comprised of a base advisory fee of $25.9 million, equity-based compensation of $7.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $5.8 million. In the 2016 period, the advisory services fee was comprised of a base advisory fee of $25.8 million, reimbursable expenses of $4.6 million and equity-based compensation of $4.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense increased $4.4 million, or 68.6%, to $10.8 million in the 2017 period compared to the 2016 period. The increase was primarily attributable to higher transaction, acquisition and management conversion costs of $3.0 million and higher public company costs, office expenses, professional fees and other miscellaneous expenses of $1.4 million in the 2017 period compared to the 2016 period.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $3.6 million and $4.4 million in the 2017 and 2016 periods, respectively. The 2017 period included equity in loss of $3.3 million from Ashford Inc. and $341,000 from OpenKey, partially offset by equity in earnings of $52,000 from the AQUA U.S. Fund. The 2016 period included equity in loss of $3.3 million from the AQUA U.S. Fund, $959,000 from Ashford Inc. and $196,000 from OpenKey.
Interest Income. Interest income was $1.5 million and $229,000 in the 2017 and 2016 periods, respectively.
Gain (Loss) on Sale of Hotel Properties. Gain on sale of hotel properties was $14.0 million and $24.4 million in the 2017 and 2016 periods, respectively. The gain in the 2017 period was related to a gain of $14.1 million on the sale of the Crowne Plaza Ravinia, slightly offset by losses related to the sale of Renaissance Portsmouth and Embassy Suites Syracuse. The gain in the 2016 period was primarily related to our Hotel Dispositions, slightly offset by a loss on the sale of a vacant lot associated with the Le Pavillon Hotel in New Orleans, Louisiana.
Other Income (Expense). Other expense decreased $724,000, or 17.0%, to $3.5 million in the 2017 period compared to the 2016 period. In the 2017 period, we recognized realized losses of $4.2 million related to the termination of CMBX tranches, $543,000 on the maturities of options on futures contracts and $769,000 of CMBX premiums and usage fees. These expenses were partially offset by dividend income of $986,000, a realized gain of $822,000 on marketable securities and other miscellaneous income of $131,000. In the 2016 period, we recognized realized losses of $3.3 million related to the termination of CMBX tranches, $156,000 related to the maturity of options on futures contracts, $150,000 from an investment write-off and $615,000 of CMBX premiums and usage fees.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $943,000, or 0.6%, to $167.2 million in the 2017 period compared to the 2016 period. The decrease is primarily due to lower interest expense and amortization of loan costs of $6.5 million from our Hotel Dispositions, partially offset by an increase of $5.6 million from higher interest expense and amortization of loan costs as a result of refinances and an increase in LIBOR rates. The average LIBOR rates in the 2017 period and the 2016 period were 1.04% and 0.45%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $3.3 million, or 66.8%, to $1.6 million in the 2017 period. In the 2017 period, we incurred write-off of premiums, loan costs and exit fees consisting of $1.5 million to refinance a mortgage loan secured by the Nashville Renaissance and Princeton Westin and other fees of $148,000. In the 2016 period, we incurred write-off of loan costs and exit fees of $4.9 million resulting from the write-off of unamortized loan costs of $570,000 and other exit fees of $4.3 million related to the sale of a five-hotel portfolio and the Hampton Inn Gainesville.
Unrealized Gain (Loss) on Marketable Securities. Unrealized loss on marketable securities was $4.8 million in the 2017 period, which was based on changes in closing market prices during the period. There was no unrealized gain (loss) on marketable securities in the 2016 period.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $6.1 million, or 142.5%, from a gain of $4.2 million in the 2016 period to a loss of $1.8 million in the 2017 period. In the 2017 period, we recognized unrealized losses of $3.6 million, $2.2 million and $613,000 associated with the remaining CMBX tranches, interest rate floors, and interest rate caps, respectively, partially offset by unrealized gains of $4.2 million associated with the reclassification to other income (expense) for the recognition of realized losses from CMBX tranche terminations and $427,000 associated with the reclassification to other income (expense) for maturities of options on futures contracts. In the 2016 period, we recorded an unrealized gain of $4.8 million related to interest rate floors, a $3.3 million unrealized gain associated with the reclassification to other income (expense) for the recognition of the realized loss from CMBX tranche terminations and a $156,000 unrealized gain associated with the reclassification to other income (expense) for the maturity of options on futures contracts, partially offset by unrealized losses of $3.2 million, $270,000 and $460,000 on the remaining CMBX tranches, options on futures contracts and interest rate derivatives, respectively. The fair value of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax benefit (expense) changed $1.7 million, or 141.7% from expense of $1.2 million in the 2016 period to a benefit of $507,000 in the 2017 period. The change in income tax benefit (expense) is primarily due to a decrease in taxable income recognized by our TRS entities.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated income of $4,000 and loss $16,000 in the 2017 and 2016 periods, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $13.2 million and net income of $2.7 million in the 2017 and 2016 periods, respectively. Redeemable noncontrolling interests represented ownership interests of 15.73% and 14.01% in the operating partnership at September 30, 2017 and 2016, respectively.
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
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of premiums and loan costs, net, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gain/loss on sale of hotel properties, impairment charges and uninsured hurricane related costs, write-off of premiums, loan costs and exit fees, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, software implementation costs, and non-cash items such as amortization of unfavorable contract liabilities, non-cash stock/unit-based compensation, unrealized gain/loss on marketable securities, derivative instruments and investment in the AQUA U.S Fund, as well as our portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(28,726)	$(25,138)	$(50,235)	$(2,142)
(Income) loss from consolidated entities attributable to noncontrolling interest	(22)	(16)	(4)	16
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,940	5,009	13,202	2,745
Net income (loss) attributable to the Company	(21,808)	(20,145)	(37,037)	619
Interest income	(706)	(92)	(1,460)	(229)
Interest expense and amortization of premiums and loan costs, net	56,934	55,732	167,138	168,078
Depreciation and amortization	60,075	60,108	185,197	182,227
Income tax expense (benefit)	(1,271)	(16)	(515)	1,216
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(6,940)	(5,009)	(13,202)	(2,745)
Equity in (earnings) loss of unconsolidated entities	679	85	3,632	959
Company's portion of EBITDA of unconsolidated entities (Ashford Inc.)	(384)	165	(20)	(207)
Company's portion of EBITDA of unconsolidated entities (OpenKey)	(113)	—	(361)	—
EBITDA available to the Company and OP unitholders	86,466	90,828	303,372	349,918
Amortization of unfavorable contract liabilities	(363)	(543)	(1,151)	(1,629)
Impairment and uninsured hurricane losses	5,496	4,922	5,496	4,695
(Gain) loss on sale of hotel properties	(15)	(1,448)	(14,024)	(24,428)
Write-off of premiums, loan costs and exit fees	—	972	1,629	4,913
Other (income) expense	273	926	3,539	4,263
Transaction, acquisition and management conversion costs	202	778	3,770	1,422
Legal judgment and related legal costs	27	23	4,091	71
Unrealized (gain) loss on marketable securities	936	—	4,813	—
Unrealized (gain) loss on derivatives	1,479	9,548	1,804	(4,248)
Dead deal costs	5	30	9	331
Software implementation costs	—	—	1,034	—
Non-cash stock/unit-based compensation	4,613	2,185	8,751	5,511
Company's portion of (gain) loss of AQUA U.S. Fund	—	475	(52)	3,473
Company's portion of adjustments to EBITDA of unconsolidated entities (Ashford Inc.)	1,703	793	3,752	2,929
Company's portion of adjustments to EBITDA of unconsolidated entities (OpenKey)	2	—	4	—
Adjusted EBITDA available to the Company and OP unitholders	$100,824	$109,489	$326,837	$347,221
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of premiums, loan costs and exit fees, other impairment charges, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, software implementation costs, uninsured hurricane related costs and non-cash items such as non-cash stock/unit-based compensation, unrealized gain/loss on marketable securities, derivative instruments and investment in the AQUA U.S Fund, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(28,726)	$(25,138)	$(50,235)	$(2,142)
(Income) loss from consolidated entities attributable to noncontrolling interest	(22)	(16)	(4)	16
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,940	5,009	13,202	2,745
Preferred dividends	(11,440)	(8,875)	(33,352)	(25,856)
Extinguishment of issuance costs upon redemption of preferred stock	(4,507)	(6,124)	(4,507)	(6,124)
Net income (loss) attributable to common stockholders	(37,755)	(35,144)	(74,896)	(31,361)
Depreciation and amortization of real estate	60,075	60,108	185,197	182,227
(Gain) loss on sale of hotel properties	(15)	(1,448)	(14,024)	(24,428)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(6,940)	(5,009)	(13,202)	(2,745)
Equity in (earnings) loss of unconsolidated entities	679	85	3,632	959
Impairment charges on real estate	1,785	5,039	1,785	5,039
Company's portion of FFO of unconsolidated entities (Ashford Inc.)	(570)	(85)	(3,265)	(597)
Company's portion of FFO of unconsolidated entities (OpenKey)	(116)	—	(366)	—
FFO available to common stockholders and OP unitholders	17,143	23,546	84,861	129,094
Extinguishment of issuance costs upon redemption of preferred stock	4,507	6,124	4,507	6,124
Write-off of premiums, loan costs and exit fees	—	972	1,629	4,913
Other impairment charges	—	(117)	—	(344)
Uninsured hurricane related costs	3,711	—	3,711	—
Other (income) expense	273	926	3,539	4,263
Transaction, acquisition and management conversion costs	202	778	3,770	1,422
Legal judgment and related legal costs	27	23	4,091	71
Unrealized (gain) loss on marketable securities	936	—	4,813	—
Unrealized (gain) loss on derivatives	1,479	9,548	1,804	(4,248)
Dead deal costs	5	30	9	331
Software implementation costs	—	—	1,034	—
Non-cash stock/unit-based compensation	4,613	2,185	8,751	5,511
Company's portion of (gain) loss of AQUA U.S. Fund	—	475	(52)	3,473
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	1,580	793	6,130	2,929
Company's portion of adjustments to FFO of unconsolidated entities (OpenKey)	2	—	4	—
Adjusted FFO available to common stockholders and OP unitholders	$34,478	$45,283	$128,601	$153,539

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2017:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	267	100	267
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	257	100	257
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	698	100	698
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	San Antonio, TX	Full service	251	100	251

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Centreville, VA	Select service	136	100	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
SpringHill Suites by Marriott	Glen Allen, VA	Select service	136	100	136
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Savannah, GA	Select service	156	100	156
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
Marriott Residence Inn	Tampa, FL	Select service	109	100	109
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	253	100	253
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, DC	Full service	173	100	173
The Melrose	Washington, DC	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	140	100	140
Ground Lease Properties
Crowne Plaza	Key West, FL	Full service	160	100	160
Crowne Plaza	Annapolis, MD	Full service	196	100	196
Hilton	Ft. Worth, TX	Full service	294	100	294
Renaissance	Palm Springs, CA	Full service	410	100	410
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
Total			25,055		25,028

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At September 30, 2017, our total indebtedness of $3.7 billion included $3.3 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2017 would be approximately $8.1 million annually. Interest rate changes have no impact on the remaining $449.7 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2017 and December 31, 2016, respectively, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $8.4 million at September 30, 2017.
We hold interest rate floors with notional amounts totaling $10.0 billion and strike rates ranging from (0.25)% to 1%. Our total exposure is capped at our initial upfront costs totaling $9.5 million. These instruments have termination dates ranging from March 2019 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2017 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI, to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company. On June 27, 2017, the Florida Supreme Court denied the Company's petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney's fees being the only remaining dispute. On June 29, 2017, the balance of the judgment was paid to Nantucket by the Company.
The Company estimates its total loss including post judgment interest and reimbursement of the plaintiff’s legal fees to be approximately $17.3 million as of September 30, 2017, resulting in additional expense of $26,000 and $4.1 million for the three and nine months ended September 30, 2017, respectively.
On June 29, 2017, RLI filed suit in Federal District Court in Dallas seeking to recover the amounts previously paid to Nantucket. On July 19, 2017, the Company paid approximately $10.0 million to RLI mooting RLI's claim subject only to the alleged claim for attorneys fee. With the agreement for the Company to pay the negotiated settlement of RLI's attorney fees in the amount of $100,000, a Stipulation for Dismissal was filed on November 2, 2017.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At September 30, 2017, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the third quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	1,840	$—	(2)	—	$200,000,000
August 1 to August 31	6,438	—	(2)	—	200,000,000
September 1 to September 30	5,924	—	(2)	—	200,000,000
Total	14,202	$—		—
____________________

(1)
In September 2011, our board of directors announced the reinstatement of our 2007 share repurchase program and authorized an increase in repurchase plan authorization from the remaining $58.4 million to $200.0 million. The plan provides for: (i) the repurchase of shares of our common stock, Series A preferred stock and Series D preferred stock, and /or (ii) discounted purchases of outstanding debt obligations, including debt secured by hotel assets. No shares of common or preferred stock have been repurchased under this program since September 2011 and none are authorized for purchase without further authorization from our board of directors.

(2)	There is no cost associated with the forfeiture of restricted shares of 1,840, 6,438 and 5,924 of our common stock in July, August and September, respectively.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
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

3.3
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No.2 on October 19, 2015 and by Amendment No. 3 on August 2, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 8, 2016)

10.1
Amendment No. 3 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated August 25, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 25, 2017)

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	November 7, 2017	By:	/s/ DOUGLAS A. KESSLER
Douglas A. Kessler
President and Chief Executive Officer

Date:	November 7, 2017	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer