Form 10-K
period 2017-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2018-03-14
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-31775
ASHFORD HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-1062192
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Preferred Stock, Series D	New York Stock Exchange
Preferred Stock, Series F	New York Stock Exchange
Preferred Stock, Series G	New York Stock Exchange
Preferred Stock, Series H	New York Stock Exchange
Preferred Stock, Series I	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes          ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2017, the aggregate market value of 91,538,835 shares of the registrant’s common stock held by non-affiliates was approximately $556,556,000.
As of March 12, 2018, the registrant had 97,379,879 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2018 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2017

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
GENERAL
Ashford Hospitality Trust, Inc., together with its subsidiaries, is an externally-advised real estate investment trust (“REIT”) focused on investing opportunistically in the hospitality industry with a focus predominantly on full-service upscale and upper upscale hotels in the U.S. that have a revenue per available room (“RevPAR”) generally less than two times the U.S. national average. Additional information can be found on our website at www.ahtreit.com. We were formed as a Maryland corporation in May 2003 and commenced operations in August 2003, as a self-advised REIT. In November 2014, we completed the spin-off of our asset management business, forming Ashford Inc. as a separate publicly traded company, and we became advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc. We continue to own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of the Company, serves as the sole general partner of our operating partnership.
We are advised by Ashford LLC through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotels Group. Currently, all of our hotel properties are located in the United States. As of December 31, 2017, we owned interests in the following:

•
120 consolidated hotel properties, including 118 (two which are held for sale) directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 25,058 total rooms (or 25,031 net rooms excluding those attributable to our partner);

•	89 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	a 28.6% ownership in Ashford Inc. common stock with a carrying value of $437,000 and a fair value of $55.6 million; and

•	a 16.2% ownership in OpenKey with a carrying value of $2.5 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2017, all of our 120 hotel properties were leased or owned by our wholly-owned and majority-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages eligible independent contractors to operate the hotel properties under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), is one of our property managers, and is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman, and Mr. Archie Bennett, Jr., our Chairman Emeritus. As of December 31, 2017, Remington Lodging managed 82 of our 120 hotel properties and the WorldQuest Resort.
BUSINESS STRATEGIES
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	acquisition of hotel properties that will be accretive to our portfolio;

•	disposition of non-core hotel properties;

•	pursuing capital market activities to enhance long-term stockholder value;

•	preserving capital, enhancing liquidity, and continuing current cost saving measures;

•	implementing selective capital improvements designed to increase profitability and to maintain the quality of our assets;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our board of directors deems appropriate.

Our current investment strategy is to focus on owning predominantly full-service hotels in the upscale and upper upscale segments in domestic and international markets that have RevPAR generally less than twice the national average. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our board of directors may change our investment strategy at any time without stockholder approval or notice.
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
Direct Hotel Investments—In selecting hotels to acquire, we target hotels that offer either a high current return or the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy primarily targets full-service upscale and upper upscale hotels with RevPAR less than twice the national average in primary, secondary, and resort markets, typically throughout the United States and will seek to achieve both current income and appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that do not fit our investment strategy or criteria due to micro or macro market changes or other reasons.
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
DISTRIBUTION POLICY
In December 2016, the board of directors approved our dividend policy for 2017 with an annualized target of $0.48 per share. For the year ended December 31, 2017, we declared annual dividends of $0.48 per share. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
Distributions are authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy will not change in the future. In December 2017, the board of directors approved our dividend policy for 2018 and we expect to pay a quarterly dividend of $0.12 per share during 2018. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a stockholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
Our charter allows us to issue preferred stock with a preference on distributions, such as our Series D, Series F, Series G, Series H and Series I preferred stock. The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distributions. The issuance of these series of preferred stock and units together with any similar issuance in the future, given the dividend preference on such stock or units, could limit our ability to make a dividend distribution to our common stockholders.
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
EMPLOYEES
We have no employees. Our appointed officers and employees are provided by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc. (collectively, our “advisor”). Services which would otherwise be provided by employees are provided by Ashford LLC and by our executive officers. Ashford LLC has approximately 102 full-time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
As of December 31, 2017, we owned interests in 120 hotel properties, 113 of which operated under the following franchise licenses or brand management agreements:
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
Ritz-Carlton is a registered trademark of Marriott International, Inc.
Hyatt Regency is a registered trademark of Hyatt Hotels Corporation.
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
RISKS RELATED TO OUR BUSINESS
A financial crisis or economic slowdown may harm the operating performance of the hotel industry generally. If such events occur, we may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.
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
Continued or renewed economic weakness in the U.S. economy, generally, or a new recession would likely adversely affect our financial condition.
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
The hotel business is highly competitive. Our hotel properties will compete on the basis of location, room rates, quality, amenities, reputation and reservations systems, among many factors. There are many competitors in the hotel industry, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels. Over-building in the lodging industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the fixed costs of operating hotels. We may also face competition from services such as Airbnb.
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
Nearly all of our business is hotel related. Our current strategy is predominantly to acquire upscale to upper upscale hotels, as well as when conditions are favorable acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. Adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to our stockholders.
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
We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie and Monty J. Bennett, to manage 82 of our 120 hotel properties and the WorldQuest condominium properties as of December 31, 2017. We have hired unaffiliated third-party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
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
We are increasingly dependent on information technology, and potential cyber-attacks, security problems or other disruption and expanding social media vehicles present new risks.
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
We often depend upon the secure transmission of this information over public networks. Our advisor’s and our hotel managers' networks and storage applications are subject to unauthorized access by hackers or others (through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our advisor’s or our hotel managers’ systems could harm us.
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
The Company cannot predict with certainty any impact, rate or timing related to possible changes in the climate. However, the physical effects of climate change could have a material adverse effect on the Company. For example, a number of the Company’s hotels are located along the Gulf and East coasts. To the extent climate change causes changes in weather patterns, its markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on its business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, increasing the cost of energy and increasing the cost of snow removal at its properties. There can be no assurance that climate change will not have a material adverse effect on the Company.
RISKS RELATED TO OUR DEBT FINANCING
We are subject to various risks related to our use of, and dependence on, debt.
As of December 31, 2017, we had aggregated borrowings of approximately $3.7 billion outstanding, including $3.4 billion of variable interest rate debt. The interest we pay on variable-rate debt increases as interest rates increase above any floor rates, which may decrease cash available for distribution to our stockholders. We are also subject to the risk that we may not be able to meet our debt service obligations or refinance our debt as it becomes due. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to our stockholders, (iv) increase the risk that we could be forced to liquidate assets or repay debt, either of which could have a material adverse effect on us, and (v) create other challenging situations for us.
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
We had approximately $3.7 billion of mortgage debt outstanding as of December 31, 2017. We may face issues with these loans or with other loans or borrowings that we incur in the future, some of which issues may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt agreements, could have an adverse effect on our ability to raise equity or debt capital, could increase the cost of such capital or could otherwise have an adverse effect on our business, results of operations or financial condition.
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
Four of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, our business could be materially and adversely affected.
Four of our hotels are on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those four hotels. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. We may not be able to renew any ground lease upon its expiration or if renewed, the terms may not be favorable. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects.
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
The hotel industry is seasonal in nature. This seasonality can cause quarterly fluctuations in our financial condition and operating results, including in any distributions on our common stock. Our quarterly operating results may be adversely affected by factors outside our control, including weather conditions and poor economic factors in certain markets in which we operate. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to reduce distributions or enter into short-term borrowings in certain quarters in order to make distributions to our stockholders, and we can provide no assurances that such borrowings will be available on favorable terms, if at all.
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
During 2017, approximately 10% of our total hotel revenue was generated from nine hotels located in the Washington D.C. areas, areas considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
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
The termination fee payable to our advisor significantly increases the cost to us of terminating our advisory agreement, thereby effectively limiting our ability to terminate our advisor without cause and could make a change of control transaction less likely or the terms thereof less attractive to us and to our stockholders.
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
Our advisor and its key employees, who are Ashford Prime’s, Ashford Inc.’s and our executive officers, face competing demands relating to their time and this may adversely affect our operations.
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
Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our board of directors, Mr. Monty J. Bennett, serves as the Chief Executive Officer of Remington Lodging and Mr. Archie Bennett, Jr., who is our Chairman Emeritus, serves as Chairman of the board of directors of Remington Lodging. Messrs. Archie and Monty J. Bennett beneficially own 100% of Remington Lodging, which, as of December 31, 2017, managed 82 of our 120 hotel properties and the WorldQuest condominium properties; and provides related services, including property management services and project management services.
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
Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie and Monty J. Bennett, Mr. David Brooks, our Chief Transaction Officer and General Counsel, or Mr. Mark Nunneley, our Chief Accounting Officer, may have different objectives regarding the appropriate pricing and timing of a particular property’s sale.

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
We may decide to sell hotel properties or loans in the future. We cannot predict whether we will be able to sell any hotel property or loan for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may sell a property at a loss as compared to carrying value. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property or loan. Because we intend to offer more flexible terms on our mortgage loans than some providers of commercial mortgage loans, we may have more difficulty selling or participating our loans to secondary purchasers than would these more traditional lenders.
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
If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to our stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate rates;

•	we would also be subject to federal alternative minimum tax for taxable years beginning before January 1, 2018, and, possibly, increased state and local income taxes;

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

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

•
We may continue to experience increases in our state and local income tax burden. Over the past several years, certain state and local taxing authorities have significantly changed their income tax regimes in order to raise revenues. The changes enacted that have increased our state and local income tax burden include the taxation of modified gross receipts (as opposed to net taxable income), the suspension of and/or limitation on the use of net operating loss deductions, increases in tax rates and fees, the addition of surcharges, and the taxation of our partnership income at the entity level. Facing mounting budget deficits, more state and local taxing authorities have indicated that they are going to revise their income tax regimes in this fashion and/or eliminate certain federally allowed tax deductions such as the REIT dividends paid deduction.

Failure to make required distributions would subject us to U.S. federal corporate income tax.
We intend to operate in a manner so as to allow us to continue to qualify as a REIT for U.S. federal income tax purposes. In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Internal Revenue Code.
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

If our leases with our TRS lessees are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS lessees, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for federal income tax purposes, but the IRS may not agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and likely would fail to qualify as a REIT.
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
Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is less than 20% of the value of our total assets (including our TRS stock and securities).
We monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. For example, in determining the amounts payable by our TRSs under our leases, we engaged a third party to prepare transfer pricing studies to ascertain whether the lease terms we established are on an arm’s-length basis as required by applicable Treasury Regulations. However the receipt of a transfer pricing study does not prevent the IRS from challenging the arm’s length nature of the lease terms between a REIT and its TRS lessees. Consequently, there can be no assurance that we will be able to avoid application of the 100% excise tax discussed above.
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
The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced maximum rate on qualified dividend income. However, under the Tax Cuts and Jobs Act a non-corporate taxpayer may deduct 20% of ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income” resulting in an effective maximum federal income tax rate of 29.6%. Individuals, trusts and estates whose income exceeds certain thresholds are also subject to a 3.8% Medicare tax on dividends received from us. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.
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
Note that although partnerships have traditionally not been subject to federal income tax at the entity level as described above, new audit rules, currently scheduled to become effective for tax years ending after December 31, 2017, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We may utilize exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from audit adjustments to the issuing entity’s taxable income. It is unclear to what extent these elections will be available to the partnership and how any such elections may affect the procedural rules available to challenge any audit adjustment that would otherwise be available in the absence of any such elections. Proposed temporary and final Treasury Regulations have been promulgated implementing portions of these new partnership audit rules, but questions remain as to the application of the rules.
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
To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% with respect to taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries, no more than 25% of the value of our total assets can be represented by certain publicly offered REIT debt instruments.
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
From time to time, we may generate taxable income greater than our net income for financial reporting purposes or our taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices, or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the value of our equity. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. To the extent that we make distributions in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes), such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder's adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder's adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder's shares, they will be treated as gain from the sale or exchange of such stock.
We may in the future choose to pay taxable dividends in our shares of our common stock instead of cash, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.
We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder, subject to certain limitations, including that the cash portion be at least 20% of the total distribution.
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
The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal and state and local income taxes on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total stockholder return received by our stockholders.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations. The Tax Cuts and Jobs Act signed into law by the President on December 22, 2017 made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. The Tax Cuts and Jobs Act makes numerous other changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us. These changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. It is possible that future legislation would result in a REIT having fewer advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation.
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
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2017, we had ownership interests in 120 hotel properties that were included in our consolidated operations, which included direct ownership in 118 hotel properties and 85% ownership in two hotel properties through equity investments with joint venture partners. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2017
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150	84.96%	$159.53	$135.54
Embassy Suites	Dallas, TX	Full service	150	100	150	81.27%	$135.47	$110.09
Embassy Suites	Herndon, VA	Full service	150	100	150	82.17%	$157.73	$129.60
Embassy Suites	Las Vegas, NV	Full service	220	100	220	92.30%	$133.02	$122.78
Embassy Suites	Flagstaff, AZ	Full service	119	100	119	85.54%	$150.70	$128.91
Embassy Suites	Houston, TX	Full service	150	100	150	81.01%	$154.11	$124.84
Embassy Suites	West Palm Beach, FL	Full service	160	100	160	85.50%	$146.17	$124.98
Embassy Suites	Philadelphia, PA	Full service	263	100	263	82.33%	$148.10	$121.93
Embassy Suites	Walnut Creek, CA	Full service	249	100	249	82.04%	$172.34	$141.39
Embassy Suites	Arlington, VA	Full service	267	100	267	89.62%	$198.16	$177.59
Embassy Suites	Portland, OR	Full service	276	100	276	88.59%	$220.17	$195.06
Embassy Suites	Santa Clara, CA	Full service	257	100	257	84.67%	$231.32	$195.86
Embassy Suites	Orlando, FL	Full service	174	100	174	91.12%	$151.05	$137.64
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119	73.15%	$123.99	$90.69
Hilton Garden Inn	Austin, TX	Select service	254	100	254	79.33%	$188.67	$149.67
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158	82.37%	$117.51	$96.79
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176	84.63%	$136.00	$115.10
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128	69.07%	$120.89	$83.50
Hilton	Houston, TX	Full service	242	100	242	76.23%	$128.89	$98.25
Hilton	St. Petersburg, FL	Full service	333	100	333	78.57%	$152.18	$119.57
Hilton	Santa Fe, NM	Full service	158	100	158	84.46%	$159.55	$134.76
Hilton	Bloomington, MN	Full service	300	100	300	82.98%	$132.01	$109.54
Hilton	Costa Mesa, CA	Full service	486	100	486	82.92%	$136.59	$113.25
Hilton	Boston, MA	Full service	390	100	390	85.05%	$247.06	$210.12
Hilton	Parsippany, NJ	Full service	353	100	353	67.45%	$156.92	$105.84
Hilton	Tampa, FL	Full service	238	100	238	80.95%	$131.41	$106.37
Hampton Inn	Lawrenceville, GA	Select service	85	100	85	81.81%	$108.62	$88.86
Hampton Inn	Evansville, IN	Select service	140	100	140	57.09%	$112.08	$63.99
Hampton Inn	Parsippany, NJ	Select service	152	100	152	70.26%	$137.84	$96.85
Hampton Inn	Buford, GA	Select service	92	100	92	78.96%	$119.23	$94.14
Hampton Inn	Phoenix, AZ	Select service	106	100	106	76.07%	$126.66	$96.35
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113	75.09%	$124.77	$93.68
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103	60.85%	$96.25	$58.57
Hampton Inn	Columbus, OH	Select service	145	100	145	74.57%	$143.44	$106.97
Marriott	Beverly Hills, CA	Full service	260	100	260	87.49%	$256.88	$224.75
Marriott	Durham, NC	Full service	225	100	225	70.67%	$136.70	$96.60
Marriott	Arlington, VA	Full service	701	100	701	78.53%	$188.67	$148.16
Marriott	Bridgewater, NJ	Full service	347	100	347	70.17%	$212.45	$149.07
Marriott	Dallas, TX	Full service	265	100	265	75.75%	$133.23	$100.92
Marriott	Fremont, CA	Full service	357	100	357	82.94%	$183.85	$152.49
Marriott	Memphis, TN	Full service	232	100	232	79.54%	$152.23	$121.08
Marriott	Irving, TX	Full service	491	100	491	76.24%	$143.04	$109.06
Marriott	Omaha, NE	Full service	300	100	300	56.11%	$125.55	$70.44

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2017
						Occupancy	ADR	RevPAR
Marriott	San Antonio, TX	Full service	251	100	251	70.33%	$140.45	$98.78
Marriott	Sugarland, TX	Full service	300	100	300	77.48%	$146.76	$113.71
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102	86.26%	$111.95	$96.56
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133	84.05%	$110.15	$92.58
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90	73.78%	$120.92	$89.22
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97	83.56%	$109.32	$91.34
SpringHill Suites by Marriott (5)	Centreville, VA	Select service	136	100	136	67.62%	$98.83	$66.83
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136	71.33%	$111.82	$79.76
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120	78.56%	$101.91	$80.07
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164	87.27%	$149.02	$130.05
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199	72.54%	$114.66	$83.17
SpringHill Suites by Marriott (5)	Glen Allen, VA	Select service	136	100	136	71.43%	$99.54	$71.10
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86	72.55%	$111.70	$81.04
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117	72.68%	$133.67	$97.16
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315	80.76%	$227.57	$183.78
Courtyard by Marriott	Columbus, IN	Select service	90	100	90	75.60%	$110.04	$83.19
Courtyard by Marriott	Denver, CO	Select service	202	100	202	83.94%	$133.88	$112.38
Courtyard by Marriott	Louisville, KY	Select service	150	100	150	77.62%	$136.65	$106.07
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210	68.10%	$147.94	$100.74
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272	79.48%	$150.61	$119.70
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174	81.61%	$127.74	$104.25
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168	72.88%	$116.53	$84.93
Courtyard by Marriott	Savannah, GA	Select service	156	100	156	82.07%	$142.28	$116.77
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156	79.52%	$132.71	$105.53
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154	74.43%	$145.19	$108.06
Courtyard by Marriott	Oakland, CA	Select service	156	100	156	88.61%	$163.67	$145.04
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180	77.84%	$119.90	$93.33
Courtyard by Marriott	Plano, TX	Select service	153	100	153	72.49%	$134.80	$97.71
Courtyard by Marriott	Newark, CA	Select service	181	100	181	82.01%	$164.24	$134.68
Courtyard by Marriott	Manchester, CT	Select service	90	85	77	76.58%	$135.37	$103.66
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235	66.94%	$198.59	$132.93
Courtyard by Marriott	Wichita, KS	Select service	128	100	128	75.26%	$124.19	$93.47
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210	70.80%	$141.50	$100.18
Homewood Suites	Pittsburgh, PA	Select service	148	100	148	62.27%	$126.77	$78.94
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210	83.12%	$135.01	$112.23
Marriott Residence Inn	Evansville, IN	Select service	78	100	78	75.16%	$114.41	$86.00
Marriott Residence Inn	Orlando, FL	Select service	350	100	350	79.33%	$125.42	$99.49
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159	78.88%	$146.09	$115.23
Marriott Residence Inn	San Diego, CA	Select service	150	100	150	84.96%	$164.43	$139.71
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144	74.91%	$121.17	$90.77
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256	85.89%	$126.12	$108.32
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200	78.75%	$116.66	$91.87
Marriott Residence Inn	Plano, TX	Select service	126	100	126	82.32%	$114.28	$94.08
Marriott Residence Inn	Newark, CA	Select service	168	100	168	85.63%	$180.24	$154.34
Marriott Residence Inn	Manchester, CT	Select service	96	85	82	83.94%	$139.11	$116.77
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120	85.49%	$127.93	$109.36
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101	55.80%	$110.21	$61.50
Marriott Residence Inn	Tampa, FL	Select service	109	100	109	76.03%	$159.55	$121.31
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143	87.74%	$139.30	$122.22
One Ocean	Atlantic Beach, FL	Full service	193	100	193	71.29%	$209.93	$149.66
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197	73.89%	$149.17	$110.22
Sheraton Hotel	Langhorne, PA	Full service	186	100	186	69.41%	$120.71	$83.78

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2017
						Occupancy	ADR	RevPAR
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220	66.11%	$127.50	$84.29
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378	78.21%	$131.63	$102.95
Sheraton Hotel	Anchorage, AK	Full service	370	100	370	70.30%	$136.02	$95.62
Sheraton Hotel	San Diego, CA	Full service	260	100	260	83.27%	$131.53	$109.53
Hyatt Regency	Coral Gables, FL	Full service	253	100	253	85.26%	$189.43	$161.50
Hyatt Regency	Hauppauge, NY	Full service	358	100	358	72.86%	$139.07	$101.33
Hyatt Regency	Savannah, GA	Full service	351	100	351	88.06%	$177.04	$155.90
Renaissance	Nashville, TN	Full service	673	100	673	85.95%	$239.34	$205.71
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124	63.86%	$160.12	$102.26
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168	65.48%	$173.29	$113.47
Silversmith	Chicago, IL	Full service	144	100	144	74.78%	$182.29	$136.31
The Churchill	Washington, DC	Full service	173	100	173	69.39%	$193.50	$134.26
The Melrose	Washington, DC	Full service	240	100	240	82.32%	$207.57	$170.88
Le Pavillon	New Orleans, LA	Full service	226	100	226	63.77%	$158.50	$101.07
The Ashton	Ft. Worth, TX	Full service	39	100	39	79.33%	$198.30	$157.32
Westin	Princeton, NJ	Full service	296	100	296	66.16%	$155.81	$103.09
W	Atlanta, GA	Full service	237	100	237	75.89%	$215.28	$163.37
W	Minneapolis, MN	Full service	229	100	229	83.68%	$198.81	$166.37
Le Meridien	Minneapolis, MN	Full service	60	100	60	78.89%	$201.85	$159.23
Hotel Indigo	Atlanta, GA	Full service	140	100	140	71.84%	$141.29	$101.50
Ritz-Carlton	Atlanta, GA	Full service	444	100	444	75.41%	$224.56	$169.34
Ground Lease Properties
Crowne Plaza (1)	Key West, FL	Full service	160	100	160	83.16%	$278.50	$231.60
Crowne Plaza (2)	Annapolis, MD	Full service	196	100	196	53.05%	$113.23	$60.07
Hilton (3)	Ft. Worth, TX	Full service	294	100	294	77.76%	$164.53	$127.94
Renaissance (4)	Palm Springs, CA	Full service	410	100	410	67.19%	$155.47	$104.46
Total			25,058		25,031	77.53%	$159.26	$123.47
________
(1) The ground lease expires in 2084.
(2) The ground lease expires in 2114.
(3) The ground lease expires in 2040.
(4) The ground lease expires in 2059 with one 25-year extension option.
(5) These hotel properties were held for sale as of December 31, 2017. See note 5 to our consolidated financial statements.

Item 3.	Legal Proceedings
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI, to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company. On June 27, 2017, the Florida Supreme Court denied the Company's petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney's fees being the only remaining dispute. On June 29, 2017, the balance of the judgment was paid to Nantucket by the Company. The amount of potential legal fees that could be owed cannot be predicted with any certainty.
The Company estimates its total loss including post judgment interest and reimbursement of the plaintiff’s legal fees to be approximately $17.3 million as of December 31, 2017, resulting in additional expense of $4.1 million for the year ended December 31, 2017.
On June 29, 2017, RLI filed suit in Federal District Court in Dallas seeking to recover the amounts previously paid to Nantucket. On July 19, 2017, the Company paid approximately $10.0 million to RLI mooting RLI's claim subject only to the alleged claim for attorneys fee. The Company paid the negotiated settlement of RLI's attorney fees in the amount of $100,000, on November 2, 2017, and a Stipulation for Dismissal was filed concluding the litigation.
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
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On March 12, 2018, there were 361 registered holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. We are aware of one Section 13G filer that presently holds in excess of 9.8% of our outstanding common shares, but our board of directors has granted a waiver which provides this holder with an exception to our ownership restrictions.

The following table sets forth, for the indicated periods, the high and low sales prices for our common stock as traded on that exchange and cash distributions declared per share of common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on the spin-off transaction.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$8.23	$6.82	$6.73	$7.20
Low	5.68	5.81	5.86	6.16
Close	6.37	6.08	6.67	6.73
Cash dividends declared per share	0.12	0.12	0.12	0.12
2016
High	$6.40	$6.40	$7.16	$7.91
Low	4.15	4.79	5.10	5.35
Close	6.38	5.37	5.89	7.76
Cash dividends declared per share	0.12	0.12	0.12	0.12
For the years ended December 31, 2017 and 2016, we declared and paid dividends of $0.48 per share, paid at a rate of $0.12 per share per quarter. In December 2017, the board of directors approved our dividend policy for 2018, and we expect to pay a quarterly dividend of $0.12 per share for 2018. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows for the following fiscal years:

	2017			2016			2015
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	0.4800	(1)	100.0000	0.4800	(1)	100.0000	0.4800	(1)	100.0000
Total	$0.4800		100.0000%	$0.4800		100.0000%	$0.4800		100.0000%
Common Stock (stock):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—%
Return of capital	—		—	—		—	0.6099		100.0000%
Total	$—		—%	$—		—%	$0.6099		100.0000%
Preferred Stock – Series A:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	0.8605	(1)	53.6739	—		—	1.8277	(1)	85.5064
Return of capital	0.7427	(1)	46.3261	2.1376	(1)	100.0000	0.3098	(1)	14.4936
Total	$1.6032		100.0000%	$2.1376		100.0000%	$2.1375		100.0000%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	1.1338	(1)	53.6735	—		—	1.8064	(1)	85.5101
Return of capital	0.9786	(1)	46.3265	2.1124	(1)	100.0000	0.3061	(1)	14.4899
Total	$2.1124		100.0000%	$2.1124		100.0000%	$2.1125		100.0000%
Preferred Stock – Series E:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	1.9239	(1)	85.5067
Return of capital	—		—	1.6875	(1)	100.0000	0.3261	(1)	14.4933
Total	$—		—%	$1.6875		100.0000%	$2.2500		100.0000%
Preferred Stock – Series F:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	0.9895	(1)	53.6722	—		—	—		—
Return of capital	0.8541	(1)	46.3278	0.3995	(1)	100.0000	—		—
Total	$1.8436		100.0000%	$0.3995		100.0000%	$—		—%
Preferred Stock – Series G:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	0.9428	(1)	53.6719	—		—	—		—
Return of capital	0.8138	(1)	46.3281	—		—	—		—
Total	$1.7566		100.0000%	$—		—%	$—		—%
Preferred Stock – Series H:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	0.1006	(1)	53.6533	—		—	—		—
Return of capital	0.0869	(1)	46.3467	—		—	—		—
Total	$0.1875		100.0000%	$—		—%	$—		—%
____________________

(1)
The fourth quarter 2015 preferred and common distributions paid January 15, 2016 are treated as 2016 distributions for tax purposes. The fourth quarter 2016 preferred and common distributions paid January 17, 2017 are treated as 2017 distributions for tax purposes. The fourth quarter 2017 preferred and common distributions paid January 16, 2018 are treated as 2018 distributions for tax purposes.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	None	N/A	4,032,250	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	4,032,250
____________________

(1)
As of December 31, 2017, there were 4,032,250 shares of our common stock, or securities convertible into 4,032,250 shares of our common stock that remained available for issuance under our Amended and Restated 2011 Stock Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2012 through December 31, 2017, assuming an initial investment of $100 in stock on December 31, 2012 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	2,082	(1)	$—	(3)	—	$200,000,000
November 1 to November 30	3,549	(1)	—	(3)	—	200,000,000
December 1 to December 31	1,351	(1)	—	(3)	—	200,000,000
Total	6,982		$—		—
____________________

(1)	Includes shares that were repurchased when former employees of Ashford LLC, who held restricted shares of our common stock, forfeited the shares upon termination of employment.

(2)
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) having an aggregate value of up to $200 million. The Board’s authorization replaced any previous repurchase authorizations.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$1,439,270	$1,492,043	$1,336,966	$794,849	$939,527
Total operating expenses	1,304,265	1,336,339	1,199,051	718,157	822,630
Operating income (loss)	135,005	155,704	137,915	76,692	116,897
Income (loss) from continuing operations	(88,760)	(58,782)	305,813	(41,731)	(48,460)
Income (loss) from discontinued operations	—	—	—	33	(98)
Net income (loss) attributable to the Company	(67,008)	(46,285)	270,939	(31,401)	(41,283)
Net income (loss) attributable to common stockholders	(122,568)	(88,681)	236,977	(65,363)	(75,245)
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(1.30)	$(0.95)	$2.35	$(0.75)	$(1.00)
Income (loss) from discontinued operations attributable to common stockholders	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(1.30)	$(0.95)	$2.35	$(0.75)	$(1.00)
Weighted average diluted common shares	95,207	94,426	114,881	87,622	75,155

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheets Data:
Investments in hotel properties, net	$4,035,915	$4,160,563	$2,128,611	$2,128,611	$2,164,389
Cash and cash equivalents	354,805	347,091	215,063	215,063	128,780
Restricted cash	116,787	144,014	85,830	85,830	61,498
Notes receivable	—	—	3,553	3,553	3,384
Total assets	4,669,850	4,891,544	2,770,110	2,770,110	2,668,973
Indebtedness, net	3,696,300	3,723,559	1,943,133	1,943,133	1,810,900
Total stockholders’ equity of the Company	632,500	791,621	531,633	531,633	617,789

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Other Data:
Cash provided by (used in) operating activities	$207,382	$179,723	$203,577	$111,319	$145,457
Cash provided by (used in) investing activities	(63,881)	(21,858)	(780,316)	(207,245)	(353,998)
Cash provided by (used in) financing activities	(163,902)	(34,150)	644,604	182,209	151,386
Cash dividends declared per common share	0.48	0.48	0.48	0.48	0.48
EBITDA (unaudited) (1)	379,667	410,825	732,550	290,469	314,526
Funds From Operations (FFO) (unaudited) (1)	98,406	129,532	132,863	85,097	95,523
____________________

(1)
A more detailed description and computation of FFO and EBITDA is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
General
As of December 31, 2017, we owned 120 consolidated hotel properties, including 118 hotel properties directly owned, and two hotel properties owned through a majority-owned investment in a consolidated entity, which represents 25,058 total rooms, or 25,031 net rooms excluding those attributable to our partner. Currently, all of our hotel properties are located in the United States.
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
Our current investment strategy is to focus on owning predominantly full-service hotels in the upscale and upper upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the national average. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our board of directors may change our investment strategy at any time without stockholder approval or notice.
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
On February 1, 2017, the Company sold the Renaissance hotel in Portsmouth, Virginia (“Renaissance Portsmouth”) for approximately $9.2 million in cash. The sale resulted in a loss of $43,000 for the year ended December 31, 2017 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations. We repaid $20.2 million of principal on our mortgage loan that was partially secured by the Renaissance Portsmouth.
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
On March 2, 2017, we invested an additional $650,000 in OpenKey.
On March 6, 2017, the Company sold the Embassy Suites in Syracuse, New York (“Embassy Suites Syracuse”) for approximately $8.8 million in cash. The sale resulted in a loss of $40,000 for the year ended December 31, 2017 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations. We repaid $20.6 million of principal on our mortgage loan that was partially secured by the Embassy Suites Syracuse.

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
The Company estimates its total loss including post judgment interest and reimbursement of the plaintiff’s legal fees to be approximately $17.3 million as of December 31, 2017, resulting in additional expense of $4.1 million for the year ended December 31, 2017, respectively.
On May 24, 2017, we refinanced a $15.7 million mortgage loan, secured by the Hotel Indigo (“Hotel Indigo Atlanta”) in Atlanta, Georgia. The new loan totals $16.1 million. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.90% for the first two years with a 30-year amortization schedule based on a 6% interest rate starting in the third year. The stated maturity is May 2020, with two one-year extension options.
On June 29, 2017, RLI filed suit in Federal District Court in Dallas seeking to recover the amounts previously paid to Nantucket. On July 19, 2017, the Company paid approximately $10.0 million to RLI mooting RLI's claim subject only to the alleged claim for attorney fees. The Company paid the negotiated settlement of RLI's attorney fees in the amount of $100,000, on November 2, 2017, and a Stipulation for Dismissal was filed concluding the litigation.
On June 29, 2017, the Company sold the Crowne Plaza Ravinia in Atlanta, Georgia for approximately $88.7 million in cash. The sale resulted in a gain of $14.1 million for the year ended December 31, 2017 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $78.7 million of debt associated with the hotel property.
On August 25, 2017, the Company issued 3.4 million shares of 7.50% Series H cumulative preferred stock. The Series H cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series A cumulative preferred stock (all shares redeemed on September 18, 2017), Series D cumulative preferred stock (7.1 million shares redeemed in 2017), Series F cumulative preferred stock, Series G cumulative preferred stock and Series I cumulative preferred stock (discussed below)) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. On September 8, 2017, we issued 400,000 additional shares of 7.50% Series H cumulative preferred stock pursuant to the over-allotment option.
On August 31, 2017, we invested an additional $333,000 in OpenKey, resulting in a 16.2% total ownership interest.
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
On November 17, 2017, the Company issued 5.4 million shares of 7.50% Series I cumulative preferred stock. The Series I cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series D cumulative preferred stock (7.1 million shares redeemed in 2017), Series F cumulative preferred stock, Series G cumulative preferred stock and Series H cumulative preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) having an aggregate value of up to $200 million. The Board’s authorization replaced any previous repurchase authorizations. On December 11, 2017, we entered into equity distribution agreements with UBS Securities LLC, Morgan Stanley & Co. LLC, B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, D.A. Davidson & Co., Deutsche Bank Securities Inc. and Janney Montgomery Scott LLC, each acting as a sales agent (the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of December 31, 2017, no shares of our common stock have been sold under this program.
On December 8, 2017, the Company redeemed approximately 5.1 million shares of its 8.45% Series D cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.3990 per share, for a total redemption price of $25.3990 per share.
On January 17, 2018, we refinanced our $376.8 million mortgage loan. The new mortgage loan totaled $395.0 million. The new mortgage loan has a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.92%. The Mortgage loan is secured by eight hotels: Embassy Suites Portland, Embassy Suites Crystal City, Embassy Suites Orlando, Embassy Suites Santa Clara, Crowne Plaza Key West, Hilton Costa Mesa, Sheraton Minneapolis, and Historic Inns of Annapolis.
On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2017	2016	2015	2017 to 2016	2016 to 2015
Total revenue	$1,439,270	$1,492,043	$1,336,966	$(52,773)	$155,077
Total hotel expenses	(907,301)	(938,399)	(840,244)	31,098	(98,155)
Property taxes, insurance and other	(73,579)	(73,457)	(65,301)	(122)	(8,156)
Depreciation and amortization	(246,731)	(243,863)	(210,410)	(2,868)	(33,453)
Impairment charges	(10,153)	(17,816)	(19,511)	7,663	1,695
Transaction costs	(14)	(77)	(6,252)	63	6,175
Advisory service fee	(53,199)	(54,361)	(43,023)	1,162	(11,338)
Corporate general and administrative	(13,288)	(8,366)	(14,310)	(4,922)	5,944
Operating income (loss)	135,005	155,704	137,915	(20,699)	17,789
Equity in earnings (loss) of unconsolidated entities	(5,866)	(6,110)	(6,831)	244	721
Interest income	2,202	331	90	1,871	241
Gain (loss) on acquisition of PIM Highland JV and sale of hotel properties	14,030	31,599	380,752	(17,569)	(349,153)
Other income (expense)	(3,422)	(4,517)	(864)	1,095	(3,653)
Interest expense and amortization of loan costs	(222,631)	(223,967)	(187,514)	1,336	(36,453)
Write-off of premiums, loan costs and exit fees	(2,845)	(12,702)	(5,750)	9,857	(6,952)
Unrealized gain (loss) on marketable securities	(4,649)	4,946	127	(9,595)	4,819
Unrealized gain (loss) on derivatives	(2,802)	(2,534)	(7,402)	(268)	4,868
Income tax benefit (expense)	2,218	(1,532)	(4,710)	3,750	3,178
Income (loss) from continuing operations	(88,760)	(58,782)	305,813	(29,978)	(364,595)
Gain (loss) on sale of hotel property, net of tax	—	—	599	—	(599)
Net income (loss)	(88,760)	(58,782)	306,412	(29,978)	(365,194)
(Income) loss from consolidated entities attributable to noncontrolling interests	110	14	30	96	(16)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	21,642	12,483	(35,503)	9,159	47,986
Net income (loss) attributable to the Company	$(67,008)	$(46,285)	$270,939	$(20,723)	$(317,224)

Comparison of Year Ended December 31, 2017 with Year Ended December 31, 2016
All hotel properties owned during the years ended December 31, 2017 and 2016 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the years ended December 31, 2017 and 2016. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Type	Date
5-hotel portfolio (1)	Various	Disposition	June 1, 2016
Hampton Inn & Suites (1)	Gainesville, FL	Disposition	September 1, 2016
SpringHill Suites Gaithersburg (1)	Gaithersburg, MD	Disposition	October 1, 2016
2-hotel portfolio (1)	Palm Desert, CA	Disposition	October 7, 2016
Renaissance (1)	Portsmouth, VA	Disposition	February 1, 2017
Embassy Suites (1)	Syracuse, NY	Disposition	March 6, 2017
Crowne Plaza Ravinia (1)	Atlanta, GA	Disposition	June 29, 2017
____________________________________
(1) Collectively referred to as “Hotel Dispositions”
The following table illustrates the key performance indicators of the hotel properties and WorldQuest included in our results of operations:

	Year Ended December 31,
	2017	2016
RevPAR (revenue per available room)	$122.48	$118.44
Occupancy	77.36%	77.00%
ADR (average daily rate)	$158.33	$153.83
The following table illustrates the key performance indicators of the 120 hotel properties and WorldQuest that were included for the full years ended December 31, 2017 and 2016, respectively:

	Year Ended December 31,
	2017	2016
RevPar	$122.96	$120.77
Occupancy	77.46%	77.14%
ADR	$158.74	$156.56
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $20.7 million, from $46.3 million for the year ended December 31, 2016 (“2016”) to $67.0 million for the year ended December 31, 2017 (“2017”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $37.1 million, or 3.1%, to $1.1 billion during 2017 compared to 2016. This decrease is primarily attributable to lower rooms revenue of $54.3 million related to our Hotel Dispositions, partially offset by higher rooms revenue of $17.3 million from our comparable hotel properties and WorldQuest, which experienced a 1.4% increase in room rates and a 32 basis point increase in occupancy.
Food and beverage revenue decreased $18.4 million, or 7.3%, to $234.8 million during 2017 compared to 2016. This decrease is attributable to lower food and beverage revenue of $9.4 million from our Hotel Dispositions and $9.0 million from our comparable hotel properties and WorldQuest. The decrease in our comparable hotel properties and WorldQuest is primarily attributable to approximately $1.6 million associated with the renovation of the DFW Airport Marriott in Irving, Texas and unfavorable year over year changes in the July 4th holiday calendar moving from the weekend to midweek.
Other hotel revenue, which consists mainly of Internet access, parking, and spa, increased $1.3 million, or 2.3%, to $58.2 million during 2017 compared to 2016. This increase is primarily attributable to higher other revenue of $3.0 million from our comparable hotel properties and WorldQuest, partially offset by lower other revenue of $1.6 million from our Hotel Dispositions. Other non-hotel revenue increased $1.4 million, or 81.1%, to $3.2 million in 2017.
Hotel Operating Expenses. Hotel operating expenses decreased $31.1 million, or 3.3%, to $907.3 million during 2017 compared to 2016. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $18.2 million in 2017 as compared to 2016, which was comprised of a decrease of $20.1 million related to our Hotel Dispositions, partially offset by an increase of $1.9 million from our comparable hotel properties and WorldQuest. Direct expenses were 30.1% of total hotel revenue for both 2017 and 2016. Indirect expenses and management fees decreased $12.9 million in 2017 as compared to 2016, which was comprised of a decrease of $21.6 million from our Hotel Dispositions, partially offset by an increase of $8.7 million from our comparable hotel properties and WorldQuest. The increase from our comparable hotel properties was primarily attributable to uninsured hurricane related costs of $2.8 million and $4.2 million from an additional accrual related to the final judgment in the lawsuit captioned Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. See note 12 to our consolidated financial statements.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $122,000 or 0.2%, to $73.6 million during 2017 compared to 2016. The increase was primarily due to $3.3 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $3.2 million from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $2.9 million or 1.2%, to $246.7 million during 2017 compared to 2016. The increase was primarily due to $12.2 million of depreciation and amortization at our comparable hotel properties and WorldQuest, partially offset by a decrease of $9.3 million from our Hotel Dispositions.
Impairment Charges. We recorded impairment charges of $10.2 million and $17.8 million in 2017 and 2016, respectively. We recorded an impairment charge of $2.0 million in 2017 for damages to hotel properties from Hurricanes Harvey and Irma and an impairment charge totaling $8.2 million at the SpringHill Suites in Centreville, Virginia and the SpringHill Suites in Glen Allen, Virginia. We recorded an impairment charge of $17.8 million in 2016 comprised of impairment charges totaling $18.3 million on SpringHill Suites Gaithersburg, Embassy Suites Syracuse and Renaissance Portsmouth, partially offset by an impairment credit of $500,000 related to a valuation adjustment on a previously impaired mezzanine loan.
Transaction Costs. Transaction costs decreased $63,000 or 81.8%, to $14,000 in 2017 compared to 2016.
Advisory Service Fee. The advisory services fee decreased $1.2 million or 2.1%, to $53.2 million in 2017 compared to 2016, which represents a fee paid in connection with our advisory agreement with Ashford Inc. In 2017, the advisory services fee was comprised of a base advisory fee of $34.7 million, equity-based compensation of $11.1 million from equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $7.5 million. In 2016, the advisory services fee was comprised of a base advisory fee of $34.6 million, reimbursable expenses of $5.9 million, an incentive fee of $5.4 million and equity-based compensation of $8.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate, General, and Administrative. Corporate, general, and administrative expenses increased $4.9 million, or 58.8%, to $13.3 million during 2017 compared to 2016. The increase was primarily attributable to higher transaction, acquisition and management conversion costs of $2.5 million and higher public company costs, office expenses, professional fees and other miscellaneous expenses of $2.5 million in 2017 compared to 2016.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $5.9 million and $6.1 million in 2017 and 2016, respectively. In 2017 we recorded equity in loss of $5.4 million from Ashford Inc. and $481,000 from OpenKey, partially offset by equity in earnings of $52,000 from the AQUA U.S. Fund. In 2016 we recorded equity in loss of $5.1 million from the AQUA U.S. Fund, $743,000 from Ashford Inc. and $305,000 from OpenKey.
Interest Income. Interest income was $2.2 million and $331,000 in 2017 and 2016, respectively.
Gain (Loss) on Acquisition of PIM Highland JV and Sale of Hotel Properties. Gain on acquisition of PIM Highland JV and sale of hotel properties was $14.0 million and $31.6 million in 2017 and 2016, respectively. The gain in 2017 was related to a gain of $14.1 million on the sale of the Crowne Plaza Ravinia, slightly offset by losses from the sales of the Renaissance Portsmouth and Embassy Suites Syracuse. The gain in 2016 was primarily related to our Hotel Dispositions, slightly offset by a loss on the sale of a vacant lot associated with the Le Pavillon Hotel in New Orleans, Louisiana.
Other Income (Expense). Other expense decreased $1.1 million, or 24.2%, to $3.4 million in 2017 compared to 2016. In 2017, we recognized realized losses of $4.2 million related to the termination of CMBX tranches, $543,000 on the maturities of options on futures contracts and $1.0 million of CMBX premiums and usage fees. These realized losses were partially offset by dividend income of $1.1 million, a realized gain of $971,000 on marketable securities and other miscellaneous income of $250,000. In 2016, we recognized realized losses of $3.3 million related to the termination of CMBX tranches, $313,000 related to the maturity of options on futures contracts, $150,000 from an investment write-off and $872,000 of CMBX premiums and usage fees.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $1.3 million or 0.6%, to $222.6 million during 2017 compared to 2016. The decrease is primarily due to lower interest expense and amortization of loan costs of $8.1 million from our Hotel Dispositions, partially offset by an increase of $6.8 million from higher interest expense and amortization of loan costs as a result of refinances and an increase in LIBOR rates. The average LIBOR rates in 2017 and 2016 were 1.11% and 0.45%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.8 million and $12.7 million in 2017 and 2016, respectively. In 2017, we incurred write-off of premiums and loan costs of $324,000 and exit fees of $2.5 million from refinancing a mortgage loan secured by the Nashville Renaissance and Princeton Westin as well as the refinance of a mortgage loan secured by 17 hotel properties. In 2016, we incurred write-off of loan costs and exit fees of $12.7 million resulting from the write-off of unamortized loan costs of $897,000 and other exit fees of $11.8 million related to the sale of a five-hotel portfolio and the Hampton Inn Gainesville.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities was a loss of $4.6 million in 2017 and a gain of $4.9 million in 2016, which are based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives increased $268,000 or 10.6%, to $2.8 million during 2017 compared to 2016. In 2017, we recognized unrealized losses of $4.2 million, $2.4 million and $758,000 associated with the remaining CMBX tranches, interest rate floors, and interest rate caps, respectively, partially offset by unrealized gains of $4.2 million associated with the reclassification to other income (expense) for the recognition of realized losses from CMBX tranche terminations and $427,000 associated with the reclassification to other income (expense) for maturities of options on futures contracts. In 2016, we recorded an unrealized gain of $611,000 related to interest rate floors, a $3.3 million unrealized gain associated with the reclassification to other income (expense) for the recognition of the realized loss from CMBX tranche terminations and a $313,000 unrealized gain associated with the reclassification to other income (expense) for the maturity of options on futures contracts, partially offset by unrealized losses of $5.8 million, $348,000 and $536,000 on the remaining CMBX tranches, options on futures contracts and interest rate derivatives, respectively. The fair value of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $3.8 million, from expense of $1.5 million in 2016 to a benefit of $2.2 million in 2017. The change in income tax benefit (expense) is primarily due to a decrease in the profitability of the Company’s taxable REIT subsidiaries in 2017 compared to 2016 as well as the estimated benefit related to the Tax Cuts and Jobs Act of 2017.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated losses of $110,000 and $14,000 during 2017 and 2016, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in our operating partnership were allocated their proportionate share of net loss of $21.6 million and $12.5 million in 2017 and 2016, respectively. Redeemable noncontrolling interests represented ownership interests of 15.52% and 14.48% in the operating partnership at December 31, 2017 and 2016, respectively.

Comparison of Year Ended December 31, 2016 with Year Ended December 31, 2015
All hotel properties owned for the years ended December 31, 2016 and 2015 have been included in our results of operations during the respective periods. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the years ended December 31, 2016 and 2015. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Type	Date
Lakeway Resort & Spa (1)	Austin, TX	Acquisition	February 6, 2015
Memphis Marriott East (1)	Memphis, TN	Acquisition	February 25, 2015
PIM Highland JV (28.26% interest) (28 hotels)	Various	Acquisition	March 6, 2015
Hampton Inn & Suites (1)	Gainesville, FL	Acquisition	April 29, 2015
Le Pavillon Hotel (1)	New Orleans, LA	Acquisition	June 3, 2015
9-hotel portfolio (1)	Various	Acquisition	June 17, 2015
W Atlanta Downtown (1)	Atlanta, GA	Acquisition	July 1, 2015
Le Meridien Minneapolis (1)	Minneapolis, MN	Acquisition	July 23, 2015
Hilton Garden Inn - Wisconsin Dells (1)	Wisconsin Dells, WI	Acquisition	August 5, 2015
Hotel Indigo Atlanta (1)	Atlanta, GA	Acquisition	October 15, 2015
W Minneapolis Foshay (1)	Minneapolis, MI	Acquisition	November 10, 2015
5-hotel portfolio (2)	Various	Disposition	June 1, 2016
Hampton Inn & Suites (2)	Gainesville, FL	Disposition	September 1, 2016
SpringHill Suites Gaithersburg (2)	Gaithersburg, MD	Disposition	October 1, 2016
2-hotel portfolio (2)	Palm Desert, CA	Disposition	October 7, 2016
____________________________________
(1) Collectively reported as (“2015 Hotel Acquisitions”)
(2) Collectively reported as (“2016 Hotel Dispositions”)
The following table illustrates the key performance indicators of the hotel properties and WorldQuest included in our results of operations:

	Year Ended December 31,
	2016	2015
RevPAR (revenue per available room)	$118.44	$114.25
Occupancy	77.00%	77.27%
ADR (average daily rate)	$153.83	$147.85
The following table illustrates the key performance indicators of the 78 hotel properties and WorldQuest that were included for the full years ended 2016 and 2015, respectively:

	Year Ended December 31,
	2016	2015
RevPar (revenue per available room)	$118.21	$113.52
Occupancy	78.86%	78.21%
ADR (average daily rate)	$149.91	$145.15
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $317.2 million, from net income of $270.9 million for the year ended December 31, 2015 (“2015”) to net loss of $46.3 million for the year ended December 31, 2016 (“2016”) as a result of the factors discussed below.
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
Transaction Costs. Transaction costs decreased $6.2 million or 98.8%, to $77,000 in 2016 compared to 2015. The decrease is primarily attributable to the costs related to the acquisitions of the PIM Highland JV, Lakeway Resort, Memphis Marriott, Hampton Inn Gainesville, Le Pavillon, Rockbridge Portfolio, W Atlanta, Le Meridien Minneapolis, Hilton Garden Inn - Wisconsin Dells, Hotel Indigo Atlanta and W Minneapolis in 2015.
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
Interest Income. Interest income was $331,000 and $90,000 in 2016 and 2015, respectively.
Gain (Loss) on Acquisition of PIM Highland JV and Sale of Hotel Properties. Gain on acquisition of PIM Highland JV and sale of hotel properties was $31.6 million and $380.8 million for 2016 and 2015, respectively. The gain in 2016 was primarily related to our 2016 Hotel Dispositions, offset by a loss on the sale of a vacant lot associated with the Le Pavillon Hotel in New Orleans, Louisiana. See note 5 to our consolidated financial statements. The gain in 2015 was primarily related to the acquisition of the remaining interest in the PIM Highland JV in March 2015.
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
Gain (Loss) on Sale of Hotel Property, net of tax. Gain (loss) on sale of hotel properties, net of tax, was a gain of $599,000 in 2015. We recognized a previously deferred gain of $599,000 on the sale of the Pier House Resort as a result of the distribution of Ashford Prime OP common units to our stockholders and OP unitholders that eliminated our equity investment in Ashford Prime OP. See note 4 to our consolidated financial statements.

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
On May 24, 2017, we refinanced a $15.7 million mortgage loan, secured by the Hotel Indigo Atlanta. The new loan totals $16.1 million. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.90% for the first two years with a 30-year amortization schedule based on a 6% interest rate starting in the third year. The stated maturity is May 2020, with two one-year extension options.
On June 29, 2017, we repaid $78.7 million of principal on our mortgage loan partially secured by the Crowne Plaza Ravinia. This hotel property was sold on June 29, 2017.
On August 25, 2017, the Company issued 3.4 million shares of 7.50% Series H cumulative preferred stock. The Series H cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series A cumulative preferred stock (all shares redeemed on September 18, 2017), Series D cumulative preferred stock (7.1 million shares redeemed in 2017), Series F cumulative preferred stock, Series G cumulative preferred stock and Series I cumulative preferred stock (discussed below)) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. On September 8, 2017, we issued 400,000 additional shares of 7.50% Series H cumulative preferred stock pursuant to the over-allotment option. Series H cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series H cumulative preferred stock is redeemable at our option for cash (on or after August 25, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series H cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series H cumulative preferred stock is convertible into a maximum 8.25083 shares of our common stock. The actual number is based on a formula as defined in the Series H cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series H cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series H cumulative preferred stock to common stock have not been met as of period end. Therefore, Series H cumulative preferred stock will not impact our earnings per share.
Dividends on the Series H cumulative preferred stock accrue in the amount of $1.8750 per share each year, which is equivalent to 7.50% of the $25.00 liquidation preference per share of Series H cumulative preferred stock. Dividends on the Series H cumulative preferred stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series H cumulative preferred stock was paid on October 16, 2017 in the amount of $0.1875 per share.
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
On November 17, 2017, the Company issued 5.4 million shares of 7.50% Series I cumulative preferred stock. The Series I cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series D cumulative preferred stock (7.1 million shares redeemed in 2017), Series F cumulative preferred stock, Series G cumulative preferred stock and Series H cumulative preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series I cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series I cumulative preferred stock is redeemable at our option for cash (on or after November 17, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series I cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series I cumulative preferred stock is convertible into a maximum 8.06452 shares of our common stock. The actual number is based on a formula as defined in the Series I cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series I cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series I cumulative preferred stock to common stock have not been met as of period end. Therefore, Series I cumulative preferred stock will not impact our earnings per share.
Dividends on the Series I cumulative preferred stock accrue in the amount of $1.8750 per share each year, which is equivalent to 7.50% of the $25.00 liquidation preference per share of Series I cumulative preferred stock. Dividends on the Series I cumulative preferred stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series I cumulative preferred stock sold in this offering was paid on January 16, 2018 in the amount of $0.2292 per share.
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) having an aggregate value of up to $200 million. The Board’s authorization replaced any previous repurchase authorizations. On December 11, 2017, we entered into equity distribution agreements with UBS Securities LLC,

Morgan Stanley & Co. LLC, B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, D.A. Davidson & Co., Deutsche Bank Securities Inc. and Janney Montgomery Scott LLC, each acting as a sales agent (the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of December 31, 2017, no shares of our common stock have been sold under this program.
On December 8, 2017, the Company redeemed approximately 5.1 million shares of its 8.45% Series D cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.3990 per share, for a total redemption price of $25.3990 per share.
On January 17, 2018, we refinanced our $376.8 million mortgage loan. The new mortgage loan totaled $395.0 million. The new mortgage loan has a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.92%. The Mortgage loan is secured by eight hotels: Embassy Suites Portland, Embassy Suites Crystal City, Embassy Suites Orlando, Embassy Suites Santa Clara, Crowne Plaza Key West, Hilton Costa Mesa, Sheraton Minneapolis, and Historic Inns of Annapolis.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $207.4 million and $179.7 million for the years ended December 31, 2017 and 2016, respectively. Cash flows from operations were impacted by changes in hotel operations, the operating results of our 2017 and 2016 hotel dispositions as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2017, investing activities used net cash flows of $63.9 million, which primarily consisted of cash outflows of $222.0 million for capital improvements made to various hotel properties, $3.4 million of proceeds from property insurance and an additional $984,000 investment in OpenKey. Cash outflows were partially offset by cash inflows of $105.3 million from proceeds received from the sales of the Renaissance Portsmouth, Embassy Suites Syracuse and Crowne Plaza Ravinia and $50.9 million from the liquidation of our interest in the AQUA U.S. Fund. For the year ended December 31, 2016, investing activities used net cash flows of $21.9 million which primarily consisted of cash outflows of $204.0 million for capital improvements made to various hotel properties, $3.3 million for (i) the purchase of the land underlying the San Antonio Marriott; (ii) an interest in a permanent exclusive docking easement, a leasehold interest and certain floating docks on riverfront land located in front of the Hyatt Savannah; and (iii) a WorldQuest condominium unit and a $2.3 million investment in OpenKey. These outflows were partially offset by inflows of $181.8 million attributable to net cash proceeds received from the sale of the Noble Five Hotels, the Hampton Inn Gainesville, SpringHill Suites Gaithersburg, the Palm Desert hotel properties and a vacant lot associated with Le Pavillon, $4.2 million of cash payments received on a previously impaired mezzanine loan and $1.9 million of proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2017, net cash flows used in financing activities were $163.9 million. Cash outflows consisted of $754.8 million for repayments of indebtedness, $218.4 million for the redemption of preferred stock, $101.6 million for dividend and distribution payments to common and preferred stockholders and unitholders, $13.9 million for payments of loan costs and exit fees, $1.3 million for the repurchase of common stock and $871,000 of payments for derivatives. Cash outflows were partially offset by cash inflows of $704.8 million in borrowings on indebtedness and $222.1 million from issuance of preferred stock. For the year ended December 31, 2016, net cash flows provided by financing activities were $34.2 million. Cash inflows consisted primarily of $487.5 million in borrowings on indebtedness and proceeds of $265.6 million from issuance of preferred stock. Cash inflows were partially offset by cash outlays primarily consisting of $559.0 million for repayments of indebtedness, $115.8 million for redemption of preferred stock, $91.5 million for dividend payments to common and preferred stockholders and unitholders, $20.2 million for payments of loan costs and exit fees and $729,000 for the repurchase of common stock.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of December 31, 2017, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
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
Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt, working capital, and capital expenditures for the next 12 months. With respect to upcoming maturities, we will continue to proactively address our 2019 and 2020 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.
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
Dividend Policy. During each of the years ended December 31, 2017, 2016 and 2015 our board of directors declared quarterly dividends of $0.12 per share of outstanding common stock. In December 2017, the board of directors approved our 2018 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for 2018. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
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

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we form partnerships or joint ventures that operate certain hotels. We evaluate each partnership and joint venture to determine whether the entity is a Variable Interest Entity (“VIE”). If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion of the company’s VIEs, see note 2 to our consolidated financial statements.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The table below summarizes our future obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases with regard to our continuing operations and capital commitments, each as of December 31, 2017 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$2,671,185	$552,426	$270,363	$229,594	$3,723,568
Estimated interest obligations (1)	110,865	77,073	41,488	16,371	245,797
Operating lease obligations	2,529	4,673	4,340	112,184	123,726
Capital commitments	44,368	—	—	—	44,368
Total contractual obligations	$2,828,947	$634,172	$316,191	$358,149	$4,137,459
_________________________

(1)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2017.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2020 through 2038. See note 12 to our consolidated financial statements.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. We recorded impairment charges of $10.2 million, $1.8 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. See note 5 to our consolidated financial statements.

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
Hotel Dispositions—Discontinued operations are defined as the disposal of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. We believe that individual dispositions of hotel properties do not represent a strategic shift that has (or will have) a major effect on our operations and financial results as most will not fit the definition. See note 5 to our consolidated financial statements.
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
Income Taxes—At December 31, 2017 and 2016, we recorded a valuation allowance of $6.2 million and $15.4 million, respectively. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. At December 31, 2017, we had net operating loss carryforwards for federal income tax purposes of $17.4 million, which begin to expire in 2029, and are available to offset future taxable income, if any, through 2034. Approximately $10.1 million of the $17.4 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on their use. Management determined that it is more likely than not that as of December 31, 2017, $6.2 million of our net deferred tax assets will not be realized, and a valuation allowance has been recorded accordingly. At December 31, 2017, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $425.0 million, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2035.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2013 through 2017 remain subject to potential examination by certain federal and state taxing authorities.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“Tax Reform”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, we expect a one-time tax benefit of approximately $1 million, due to a re-measurement of deferred tax assets and liabilities resulting from the decrease in the corporate Federal income tax rate from 35% to 21% as well as the refund of existing credits against Alternative Minimum Tax. We are in the process of analyzing certain other provisions of this legislation which may impact our effective tax rate. Additionally on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the estimated tax impacts related to the revaluation of deferred tax assets and liabilities as well as tax refunds and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these estimated amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete on or before the date the 2017 U.S. income tax returns are filed in 2018.

Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 16.2% to 28.6% at December 31, 2017, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded for the years ended December 31, 2017, 2016 and 2015.
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
RECENTLY ADOPTED ACCOUNTING STANDARDS
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017, and the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result, for the years ended December 31, 2016 and 2015, net cash provided by operating activities increased $4.7 million and $5.4 million, respectively. Net cash used in investing activities increased $13.9 million for the year ended December 31, 2016 and decreased $73.2 million for the year ended December 31, 2015. Our beginning-of-period cash, cash equivalents and restricted cash increased $144.0 million, $153.7 million and $85.8 million in 2017, 2016 and 2015, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We have selected the modified retrospective method. We continue to evaluate the related disclosure requirements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under our hotel ground leases and other noncancelable leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations.
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
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of premiums and loan costs, net, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and noncontrolling interests in the operating partnership and after adjustments for unconsolidated joint ventures. We adjust EBITDA to exclude certain additional items such as gain/loss on acquisition of PIM Highland JV and sale of hotel properties, impairment and uninsured hurricane related costs, write-off of loan costs and exit fees, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, software implementation costs, compensation adjustment related to modified employment terms and non-cash items such as amortization of unfavorable contract liabilities, gain /loss on insurance settlements, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, as well as our portion of adjustments to EBITDA of unconsolidated entities. We exclude items from Adjusted EBITDA that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operations. We present EBITDA and Adjusted EBITDA because we believe these measurements a) more accurately reflect the ongoing performance of our hotel assets and other investments, b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and c) provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(88,760)	$(58,782)	$306,412
Loss from consolidated entities attributable to noncontrolling interests	110	14	30
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	21,642	12,483	(35,503)
Net income (loss) attributable to the Company	(67,008)	(46,285)	270,939
Interest income	(2,202)	(331)	(90)
Interest expense and amortization of premiums and loan costs, net	222,516	223,850	187,396
Depreciation and amortization	246,490	243,617	210,197
Income tax (benefit) expense	(2,241)	1,532	4,710
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(21,642)	(12,483)	35,503
Equity in (earnings) loss of unconsolidated entities	5,918	1,048	3,445
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	(1,666)	180	828
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(498)	(303)	—
Company’s portion of EBITDA of unconsolidated entities (Ashford Prime OP)	—	—	7,640
Company’s portion of EBITDA of unconsolidated entities (PIM Highland JV)	—	—	11,982
EBITDA available to the Company and OP unitholders	379,667	410,825	732,550
Amortization of unfavorable contract liabilities	(1,535)	(2,101)	(1,975)
Impairment and uninsured hurricane related costs	12,982	17,816	19,511
(Gain) loss on acquisition of PIM Highland JV and sale of hotel properties	(14,030)	(31,599)	(381,351)
(Gain) loss on insurance settlements	(192)	(456)	—
Write-off of premiums, loan costs and exit fees	2,845	12,702	5,750
Other (income) expense, net	3,422	4,517	864
Transaction, acquisition and management conversion costs	4,299	1,778	12,348
Legal judgment and related legal costs	4,199	1,176	95
Unrealized (gain) loss on marketable securities	4,649	(4,946)	(127)
Unrealized (gain) loss on derivatives	2,802	2,534	7,402
Dead deal costs	9	391	769
Software implementation costs	1,034	—	—
Non-cash stock/unit-based compensation	12,287	9,672	3,470
Company’s portion of unrealized loss of AQUA U.S. Fund	(52)	5,062	3,386
Company’s portion of adjustments to EBITDA of unconsolidated entities (Ashford Inc.)	6,790	3,729	3,652
Company’s portion of adjustments to EBITDA of unconsolidated entities (OpenKey)	13	8	—
Company’s portion of adjustments to EBITDA of unconsolidated entities (Ashford Prime OP)	—	—	738
Adjusted EBITDA available to the Company and OP unitholders	$419,189	$431,108	$407,082

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes extinguishment of issuance costs upon redemption of preferred stock, write-off of loan costs and exit fees, other impairment charges, uninsured hurricane related costs, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, software implementation costs, compensation adjustment related to modified employment terms and non-cash items such as gain/loss on insurance settlements, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(88,760)	$(58,782)	$306,412
(Income) loss from consolidated entities attributable to noncontrolling interests	110	14	30
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	21,642	12,483	(35,503)
Preferred dividends	(44,761)	(36,272)	(33,962)
Extinguishment of issuance costs upon redemption of Series E preferred stock	(10,799)	(6,124)	—
Net income (loss) available to common stockholders	(122,568)	(88,681)	236,977
Depreciation and amortization on real estate	246,490	243,617	210,197
(Gain) loss on acquisition of PIM Highland JV and sale of hotel properties	(14,030)	(31,599)	(381,351)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(21,642)	(12,483)	35,503
Equity in (income) loss of unconsolidated entities	5,918	1,048	3,445
Impairment charges on real estate	10,153	18,316	19,949
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	(5,410)	(380)	(19)
Company’s portion of FFO of unconsolidated entities (OpenKey)	(505)	(306)	—
Company’s portion of FFO of unconsolidated entities (Ashford Prime OP)	—	—	4,371
Company’s portion of FFO of unconsolidated entities (PIM Highland JV)	—	—	3,791
FFO available to common stockholders and OP unitholders	98,406	129,532	132,863
Extinguishment of issuance costs upon redemption of preferred stock	10,799	6,124	—
(Gain) loss on insurance settlements	(192)	(456)	—
Write-off of premiums, loan costs and exit fees	2,845	12,702	5,750
Other impairment charges	—	(500)	(438)
Uninsured hurricane related costs	2,829	—	—
Other (income) expense, net	3,422	4,517	864
Transaction, acquisition and management conversion costs	4,299	1,778	12,348
Legal judgment and related legal costs	4,199	1,176	95
Unrealized (gain) loss on marketable securities	4,649	(4,946)	(127)
Unrealized (gain) loss on derivatives	2,802	2,534	7,402
Dead deal costs	9	391	769
Software implementation costs	1,034	—	—
Non-cash stock/unit-based compensation	12,287	9,672	3,470
Tax reform	(1,080)	—	—
Company’s portion of unrealized loss of AQUA U.S. Fund	(52)	5,062	3,386
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	9,374	3,729	(1,032)
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	13	8	—
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Prime OP)	—	—	593
Adjusted FFO available to common stockholders and OP unitholders	$155,643	$171,323	$165,943

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2017, our total indebtedness of $3.7 billion included $3.4 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2017 would be approximately $8.4 million annually. Interest rate changes have no impact on the remaining $353.5 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2017 and does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $7.7 million at December 31, 2017.
We hold interest rate floors with notional amounts totaling $16.8 billion and strike rates ranging from (0.25)% to 1.50%. Our total exposure is capped at our initial upfront costs totaling $9.8 million. These instruments have termination dates ranging from March 2019 to July 2020.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc. and subsidiaries
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA LLP
We have served as the Company's auditor since 2015.
Dallas, Texas
March 14, 2018

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments in hotel properties, net	$4,035,915	$4,160,563
Cash and cash equivalents	354,805	347,091
Restricted cash	116,787	144,014
Marketable securities	26,926	53,185
Accounts receivable, net of allowance of $770 and $690, respectively	44,257	44,629
Inventories	4,244	4,530
Investment in unconsolidated entities	2,955	58,779
Deferred costs, net	2,777	2,846
Prepaid expenses	19,269	17,578
Derivative assets, net	2,010	3,614
Other assets	14,152	11,718
Intangible asset, net	9,943	10,061
Due from third-party hotel managers	17,387	13,348
Assets held for sale	18,423	19,588
Total assets	$4,669,850	$4,891,544
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,696,300	$3,723,559
Accounts payable and accrued expenses	132,401	126,986
Dividends payable	25,045	24,765
Unfavorable management contract liabilities	—	1,380
Due to Ashford Inc., net	15,146	15,716
Due to Ashford Prime OP, net	—	488
Due to related party, net	1,067	1,001
Due to third-party hotel managers	2,431	2,714
Intangible liabilities, net	15,839	16,195
Other liabilities	18,376	16,548
Liabilities related to assets held for sale	13,977	37,047
Total liabilities	3,920,582	3,966,399
Commitments and contingencies (note 12)
Redeemable noncontrolling interests in operating partnership	116,122	132,768
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Cumulative Preferred Stock, 0 and 1,657,206 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	17
Series D Cumulative Preferred Stock, 2,389,393 and 9,468,706 shares issued and outstanding at December 31, 2017 and 2016, respectively	24	95
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at December 31, 2017 and 2016	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at December 31, 2017 and 2016	62	62
Series H Cumulative Preferred Stock, 3,800,000 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	38	—
Series I Cumulative Preferred Stock, 5,400,000 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	54	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 97,409,113 and 96,376,827 shares issued and outstanding at December 31, 2017 and 2016, respectively	974	964
Additional paid-in capital	1,784,997	1,764,450
Accumulated deficit	(1,153,697)	(974,015)
Total stockholders’ equity of the Company	632,500	791,621
Noncontrolling interests in consolidated entities	646	756
Total equity	633,146	792,377
Total liabilities and equity	$4,669,850	$4,891,544
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue
Rooms	$1,143,135	$1,180,199	$1,059,012
Food and beverage	234,777	253,211	227,099
Other	58,204	56,891	48,699
Total hotel revenue	1,436,116	1,490,301	1,334,810
Other	3,154	1,742	2,156
Total revenue	1,439,270	1,492,043	1,336,966
Expenses
Hotel operating expenses:
Rooms	248,643	255,317	231,614
Food and beverage	161,683	172,530	153,340
Other expenses	444,322	455,818	405,896
Management fees	52,653	54,734	49,394
Total hotel expenses	907,301	938,399	840,244
Property taxes, insurance and other	73,579	73,457	65,301
Depreciation and amortization	246,731	243,863	210,410
Impairment charges	10,153	17,816	19,511
Transaction costs	14	77	6,252
Advisory services fee	53,199	54,361	43,023
Corporate, general and administrative	13,288	8,366	14,310
Total expenses	1,304,265	1,336,339	1,199,051
Operating income (loss)	135,005	155,704	137,915
Equity in earnings (loss) of unconsolidated entities	(5,866)	(6,110)	(6,831)
Interest income	2,202	331	90
Gain (loss) on acquisition of PIM Highland JV and sale of hotel properties	14,030	31,599	380,752
Other income (expense)	(3,422)	(4,517)	(864)
Interest expense and amortization of premiums and loan costs	(222,631)	(223,967)	(187,514)
Write-off of loan costs and exit fees	(2,845)	(12,702)	(5,750)
Unrealized gain (loss) on marketable securities	(4,649)	4,946	127
Unrealized gain (loss) on derivatives	(2,802)	(2,534)	(7,402)
Income (loss) from continuing operations before income taxes	(90,978)	(57,250)	310,523
Income tax benefit (expense)	2,218	(1,532)	(4,710)
Income (loss) from continuing operations	(88,760)	(58,782)	305,813
Gain (loss) on sale of hotel properties, net of tax	—	—	599
Net income (loss)	(88,760)	(58,782)	306,412
(Income) loss from consolidated entities attributable to noncontrolling interests	110	14	30
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	21,642	12,483	(35,503)
Net income (loss) attributable to the Company	(67,008)	(46,285)	270,939
Preferred dividends	(44,761)	(36,272)	(33,962)
Extinguishment of issuance costs upon redemption of preferred stock	(10,799)	(6,124)	—
Net income (loss) available to common stockholders	$(122,568)	$(88,681)	$236,977
Income (loss) per share – basic and diluted:
Basic:
Income (loss) from continuing operations attributable to common stockholders	$(1.30)	$(0.95)	$2.43
Income (loss) from discontinued operations attributable to common stockholders	—	—	—
Net income (loss) attributable to common stockholders	$(1.30)	$(0.95)	$2.43
Weighted average common shares outstanding – basic	95,207	94,426	96,290
Diluted:
Income (loss) from continuing operations attributable to common stockholders	$(1.30)	$(0.95)	$2.35
Income (loss) from discontinued operations attributable to common stockholders	—	—	—
Net income (loss) attributable to common stockholders	$(1.30)	$(0.95)	$2.35
Weighted average common shares outstanding – diluted	95,207	94,426	114,881
Dividends declared per common share	$0.48	$0.48	$0.48
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(88,760)	$(58,782)	$306,412
Other comprehensive income (loss), net of tax:
Reclassification to interest expense	—	—	—
Total other comprehensive income (loss)	—	—	—
Total comprehensive income (loss)	(88,760)	(58,782)	306,412
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	110	14	30
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	21,642	12,483	(35,503)
Comprehensive income (loss) attributable to the Company	$(67,008)	$(46,285)	$270,939
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Stock																Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2015	1,657	$17	9,469	$95	4,630	$46	—	$—	—	$—	—	$—	—	$—	89,440	$894	$1,580,904	$(1,050,323)	$800	$532,433	$177,064
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,803)	(57)	(52,235)	—	—	(52,292)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,054	—	—	2,054	1,416
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20)	—	17	—	—	17	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,183	12	(12)	—	—	—	35
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,530	105	110,765	—	—	110,870	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,190)	—	(47,190)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,542)	—	(3,542)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,002)	—	(20,002)	—
Dividends declared - preferred shares- Series E	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,418)	—	(10,418)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,919)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	141	1	1,544	—	—	1,545	(1,545)
Distribution of Ashford Prime OP units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(45,843)	—	—	(45,843)	(9,790)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	73,315	—	73,315	(73,315)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	270,939	(30)	270,909	35,503
Balance at December 31, 2015	1,657	$17	9,469	$95	4,630	$46	—	$—	—	$—	—	$—	—	$—	95,471	$955	$1,597,194	$(787,221)	$770	$811,856	$118,449
Purchases of common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(124)	(1)	(728)	—	—	(729)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,746	—	—	5,746	3,926
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	862	8	(8)	—	—	—	66
Redemption of preferred shares	—	—	—	—	(4,630)	(46)	—	—	—	—	—	—	—	—	—	—	(109,580)	(6,124)	—	(115,750)	—
Issuances of preferred shares	—	—	—	—	—	—	4,800	48	6,200	62	—	—	—	—	—	—	265,510	—	—	265,620	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(46,292)	—	(46,292)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,542)	—	(3,542)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,002)	—	(20,002)	—
Dividends declared – preferred shares- Series E	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,280)	—	(6,280)	—
Dividends declared – preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,130)	—	(4,130)	—
Dividends declared – preferred shares- Series G	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,318)	—	(2,318)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,988)

	Preferred Stock																Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Redemption of operating partnership units for sale of hotel property	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,718	—	—	4,718	(16,423)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	215	2	1,598	(2,571)	—	(971)	971
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(49,250)	—	(49,250)	49,250
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(46,285)	(14)	(46,299)	(12,483)
Balance at December 31, 2016	1,657	$17	9,469	$95	—	$—	4,800	$48	6,200	$62	—	$—	—	$—	96,377	$964	$1,764,450	$(974,015)	$756	$792,377	$132,768
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(203)	(2)	(1,270)	—	—	(1,272)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,227	—	—	7,227	5,060
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(56)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,271	12	(12)	—	—	—	94
Redemption of preferred shares	(1,657)	(17)	(7,080)	(71)	—	—	—	—	—	—	—	—	—	—	—	—	(207,538)	(10,799)	—	(218,425)	—
Issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	3,800	38	5,400	54	—	—	221,979	—	—	222,071	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,104)	—	(47,104)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,539)	—	(2,539)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,211)	—	(18,211)	—
Dividends declared – preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,849)	—	(8,849)	—
Dividends declared – preferred shares- Series G	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,430)	—	(11,430)	—
Dividends declared – preferred shares- Series H	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,494)	—	(2,494)	—
Dividends declared – preferred shares- Series I	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,238)	—	(1,238)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,007)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	20	—	161	—	—	161	(161)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,010)	—	(10,010)	10,010
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,008)	(110)	(67,118)	(21,642)
Balance at December 31, 2017	—	$—	2,389	$24	—	$—	4,800	$48	6,200	$62	3,800	$38	5,400	$54	97,409	$974	$1,784,997	$(1,153,697)	$646	$633,146	$116,122
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(88,760)	$(58,782)	$306,412
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	246,731	243,863	210,410
Impairment charges	10,153	17,816	19,511
Amortization of intangibles	(238)	(156)	(167)
Recognition of deferred income	(869)	—	—
Write-off of intangibles	—	564	—
Deferred tax expense (benefit)	2,324	—	—
Bad debt expense	2,185	1,185	1,059
Equity in (earnings) loss of unconsolidated entities	5,866	6,110	6,831
Distributions of earnings from unconsolidated entities	—	—	996
(Gain) loss on acquisition of PIM Highland JV and sale of properties, net	(14,030)	(31,599)	(381,351)
Realized and unrealized (gain) loss on trading securities	3,678	(4,946)	(1,776)
Purchases of marketable securities	(54,793)	(48,239)	(96,322)
Sales of marketable securities	77,374	—	95,963
(Gain) loss on insurance settlement	—	(456)	—
Net settlement of trading derivatives	(5,035)	(5,866)	(1,106)
Payments for derivatives	—	(230)	(9,975)
Realized and unrealized (gains) losses on derivatives	7,510	6,116	9,861
Amortization of loan costs and premiums, write-off of loan costs, premiums and exit fees	14,190	34,696	23,059
Equity-based compensation	12,287	9,672	3,470
Changes in operating assets and liabilities, exclusive of effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	2,037	(880)	5,325
Prepaid expenses and other assets	(4,762)	(7,453)	(1,042)
Accounts payable and accrued expenses	(5,316)	1,670	(1,373)
Due to/from affiliates	—	—	3,473
Due to/from related party	944	(610)	(2,624)
Due to/from third-party hotel managers	(4,353)	9,731	8,858
Due to/from Ashford Prime OP, net	(488)	1,016	136
Due to/from Ashford Inc., net	(570)	5,860	1,654
Other liabilities	1,317	641	2,295
Net cash provided by (used in) operating activities	207,382	179,723	203,577
Cash Flows from Investing Activities
Investment in unconsolidated entity	(984)	(2,321)	—
Proceeds from payments on notes receivable	—	4,246	245
Proceeds from franchise agreement extensions	—	—	7,500
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	(363)	(3,339)	(620,369)
Improvements and additions to hotel properties	(221,960)	(204,040)	(175,159)
Net proceeds from sale of assets/properties	105,267	181,754	7,650
Payments for initial franchise fees	(225)	(30)	(568)
Liquidation of U.S. AQUA Fund	50,942	—	—
Proceeds from property insurance	3,442	1,872	385
Net cash provided by (used in) investing activities	(63,881)	(21,858)	(780,316)
Cash Flows from Financing Activities
Borrowings on indebtedness	704,800	487,500	2,277,782
Repayments of indebtedness	(754,836)	(559,037)	(1,550,299)
Payments for loan costs and exit fees	(13,871)	(20,156)	(47,993)
Payments for dividends and distributions	(101,592)	(91,465)	(91,282)
Purchases of common stock	(1,272)	(729)	(52,292)
Redemption of preferred stock	(218,425)	(115,750)	—
Payments for derivatives	(871)	(199)	(2,217)
Proceeds from common stock offering	—	—	110,870
Proceeds from preferred stock offerings	222,071	265,620	—
Other	94	66	35
Net cash provided by (used in) financing activities	(163,902)	(34,150)	644,604
Net change in cash and cash equivalents	(20,401)	123,715	67,865
Cash, cash equivalents and restricted cash at beginning of year	492,473	368,758	300,893
Cash, cash equivalents and restricted cash at end of year	$472,072	$492,473	$368,758

	Year Ended December 31,
	2017	2016	2015
Supplemental Cash Flow Information
Interest paid	$210,644	$201,895	$165,809
Income taxes paid (received), net	(253)	1,882	8,730

Supplemental Disclosure of Investing and Financing Activities
Accrued but unpaid capital expenditures	$19,456	$11,402	$7,525
Dividends and distributions declared but not paid	25,045	24,765	22,678
Investment in unconsolidated entity	—	—	59,338
Assumption of debt	—	—	74,320
Acquisition of land	—	—	3,100
Transfer of debt upon sale of hotel property	—	23,850	—
Redemption of operating partnership units for sale of hotel property	—	11,705	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$347,091	$215,078	$215,063
Cash and cash equivalents at beginning of period included in assets held for sale	976	—	—
Restricted cash at beginning of period	144,014	153,680	85,830
Restricted cash at beginning of period included in assets held for sale	392	—	—
Cash, cash equivalents and restricted cash at beginning of period	$492,473	$368,758	$300,893

Cash and cash equivalents at end of period	$354,805	$347,091	$215,078
Cash and cash equivalents at end of period included in assets held for sale	78	976	—
Restricted cash at end of period	116,787	144,014	153,680
Restricted cash at end of period included in assets held for sale	402	392	—
Cash, cash equivalents and restricted cash at end of period	$472,072	$492,473	$368,758
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015
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
As of December 31, 2017, we owned interests in the following assets:

•
120 consolidated hotel properties, including 118 (two which are held for sale) directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 25,058 total rooms (or 25,031 net rooms excluding those attributable to our partner);

•	89 hotel condominium units at WorldQuest Resort in Orlando, Florida;

•	a 28.6% ownership in Ashford Inc. common stock with a carrying value of $437,000 and a fair value of $55.6 million; and

•	a 16.2% ownership in OpenKey with a carrying value of $2.5 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2017, our 120 hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of December 31, 2017, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 82 of our 120 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.
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
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions. We early adopted Accounting Standards Updates (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash effective January 1, 2017. See discussion in recently adopted accounting standards below.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. See note 5.
Hotel Dispositions—Discontinued operations are defined as the disposal of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. We believe that individual dispositions of hotel properties do not represent a strategic shift that has (or will have) a major effect on our operations and financial results as most will not fit the definition. See note 5.
Assets Held for Sale—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity that represents a strategic shift that has (or will have) a major effect on our operations and cash flows. Depreciation and amortization will cease as of the date assets have met the criteria to be deemed held for sale. See note 5.
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 16.2% to 28.6%, at December 31, 2017, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded for the years ended December 31, 2017, 2016 and 2015.
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
Note Receivable—Mezzanine loan financing, classified as note receivable, represented a loan held for investment and intended to be held to maturity. Note receivable was recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges. No interest income was recorded for the years ended December 31, 2017, 2016 and 2015. Our note receivable was paid in full on December 2, 2016.
VIEs, as defined by authoritative accounting guidance, must be consolidated by their controlling interest beneficiaries if the VIE does not effectively disperse risks among the parties involved. We no longer hold the mezzanine note receivable at December 31, 2017, which was secured by a hotel property and was subordinate to the controlling interest in the secured hotel property. Although the note receivable was considered to be a variable interest in the entity that owns the related hotel, we were not considered to be the primary beneficiary of the hotel property as a result of holding the loan. Therefore, we did not consolidate the hotel property for which we had provided financing. We will evaluate the interests in entities acquired or created in the future to determine whether such entities should be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impairment of Notes Receivable—We reviewed notes receivable for impairment each reporting period. A loan is impaired when, based on current information and events, collection of all amounts recorded as assets on the balance sheet is no longer considered probable. We apply normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment.
When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. Our note receivable was paid in full on December 2, 2016. No impairment charges were recorded for the years ended December 31, 2016 and 2015. Valuation adjustments of $500,000 and $439,000 on previously impaired notes were credited to impairment charges for the years ended December 31, 2016 and 2015, respectively.
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
Deferred Costs, net—Debt issuance costs are reflected as a direct reduction to the related debt obligation on our consolidated balance sheets. Prior to its expiration, debt issuance costs associated with our secured revolving credit facility were presented as an asset on our consolidated balance sheets. Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight line basis over the terms of the related franchise agreements and are presented as an asset on our consolidated balance sheets. See notes 6 and 8.
Intangible Assets and Liabilities—Intangible assets and liabilities represent the assets and liabilities recorded on certain hotel properties’ ground lease contracts that were below or above market rates at the date of acquisition. These assets and liabilities are amortized using the straight line method over the remaining terms of the respective lease contracts. See note 7.
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
Unfavorable Management Contract Liabilities—Certain management agreements assumed in previous acquisitions had terms that were more favorable to the respective managers than typical market management agreements at the acquisition dates. As a result, we initially recorded unfavorable contract liabilities related to those management agreements totaling $23.4 million based on the present value of expected cash outflows over the initial terms of the related agreements. The unfavorable contract liabilities are amortized as reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements. In evaluating unfavorable contract liabilities, our analysis involves considerable management judgment and assumptions.
Noncontrolling Interests—The redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period. The redeemable noncontrolling interests in our operating partnership is classified in the mezzanine section of the consolidated balance sheets as these redeemable operating partnership units do not meet the requirements for permanent equity classification prescribed by the authoritative accounting guidance because these redeemable operating partnership units may be redeemed by the holder as described in note 13. The carrying value of the noncontrolling interests in the operating partnership is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interests in consolidated entities represent ownership interests of 15% in two hotel properties held by one joint venture at December 31, 2017 and 2016, and is reported in equity in the consolidated balance sheets.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2017, 2016 and 2015, our continuing operations incurred advertising costs of $7.5 million, $6.4 million and $5.6 million, respectively. Advertising costs related to continuing operations are included in “other” hotel expenses in the accompanying consolidated statements of operations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2013 through 2017 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Adopted Accounting Standards—In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017, and the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result, for the years ended December 31, 2016 and 2015, net cash provided by operating activities increased $4.7 million and $5.4 million, respectively. Net cash used in investing activities increased $13.9 million for the year ended December 31, 2016 and decreased $73.2 million for the year ended December 31, 2015. Our beginning-of-period cash, cash equivalents and restricted cash increased $144.0 million, $153.7 million and $85.8 million in 2017, 2016 and 2015, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We have selected the modified retrospective method. We continue to evaluate the related disclosure requirements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under our hotel ground leases and other noncancelable leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
3. Investments in Hotel Properties
Investments in hotel properties consisted of the following (in thousands):

	December 31,
	2017	2016
Land	$653,293	$663,013
Buildings and improvements	3,895,112	3,913,377
Furniture, fixtures and equipment	468,420	434,091
Construction in progress	35,273	32,525
Condominium properties	12,196	11,558
Total cost	5,064,294	5,054,564
Accumulated depreciation	(1,028,379)	(894,001)
Investments in hotel properties, net	$4,035,915	$4,160,563
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $4.1 billion and $3.4 billion as of December 31, 2017 and 2016.
For the years ended December 31, 2017, 2016 and 2015, we recognized depreciation expense of $246.0 million, $243.6 million and $210.1 million, respectively.
4. Investment in Unconsolidated Entities
Ashford Inc.
As of December 31, 2017, we held approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 28.6% ownership interest, with a carrying value of approximately $437,000 and a fair value of $55.6 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the condensed balance sheets and our ownership interest in Ashford Inc. as of December 31, 2017 and 2016, and the condensed statements of operations and our equity in earnings (loss) of Ashford Inc. for the years ended December 31, 2017, 2016 and 2015 (in thousands):
Ashford Inc.
Condensed Balance Sheets

	December 31, 2017	December 31, 2016
Total assets	$114,810	$129,797
Total liabilities	78,742	38,168
Redeemable noncontrolling interests	5,111	1,480
Total stockholders’ equity of Ashford Inc.	30,185	37,377
Noncontrolling interests in consolidated entities	772	52,772
Total equity	30,957	90,149
Total liabilities and equity	$114,810	$129,797
Our ownership interest in Ashford Inc.	$437	$5,873
Ashford Inc.
Condensed Statements of Operations

	Year Ended December 31,
	2017	2016	2015
Total revenue	$81,573	$67,607	$58,981
Total expenses	(92,095)	(70,064)	(60,332)
Operating income (loss)	(10,522)	(2,457)	(1,351)
Realized and unrealized gain (loss) on investment in unconsolidated entity, net	—	(1,460)	(2,141)
Realized and unrealized gain (loss) on investments, net	(91)	(7,787)	(7,600)
Other income (expense)	142	81	1,114
Income tax benefit (expense)	(9,723)	(780)	(2,066)
Net income (loss)	(20,194)	(12,403)	(12,044)
(Income) loss from consolidated entities attributable to noncontrolling interests	358	8,860	10,852
Net (income) loss attributable to redeemable noncontrolling interests	1,484	1,147	2
Net income (loss) attributable to Ashford Inc.	$(18,352)	$(2,396)	$(1,190)
Our equity in earnings (loss) of Ashford Inc.	$(5,437)	$(743)	$(483)
AQUA U.S. Fund
In June 2015, for consideration of certain marketable securities, we obtained a 52.4% ownership interest in the AQUA U.S. Fund. The AQUA U.S. Fund was managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. The AQUA U.S. Fund was consolidated by Ashford Inc. During the first quarter of 2017, we liquidated our investment in the AQUA U.S. Fund subject to a 5% hold back of $2.6 million, which was received during the second quarter of 2017. Our ownership interest in the AQUA U.S. Fund was $50.9 million at December 31, 2016. For the years ended December 31, 2017, 2016 and 2015 our equity in earnings (loss) was $52,000, $(5.1) million and $(3.4) million, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

OpenKey
During the years ended December 31, 2017 and 2016, the Company made investments totaling $1.0 million and $2.3 million, respectively, in OpenKey, which is controlled and consolidated by Ashford Inc., for a 13.3% ownership interest. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of December 31, 2017, our 16.2% ownership interest had a carrying value of $2.5 million. For the years ended December 31, 2017 and 2016, our equity in loss of the unconsolidated entity was $481,000 and $305,000, respectively.
Ashford Prime
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
5. Hotel Dispositions, Assets Held for Sale and Impairment Charges
Hotel Dispositions
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
On October 7, 2016, the Company sold the Courtyard and Residence Inn in Palm Desert, California for $36.0 million. The consideration received from the sale was a combination of cash and assumption of approximately $23.8 million of mortgage debt associated with the hotel properties. The sale resulted in a gain of $7.5 million for the year ended December 31, 2017 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations.
On February 1, 2017, the Company sold the Renaissance hotel in Portsmouth, Virginia (“Renaissance Portsmouth”) for approximately $9.2 million in cash. The sale resulted in a loss of $43,000 for the year ended December 31, 2017 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $20.2 million of debt associated with the hotel property. See note 8.
On March 6, 2017, the Company sold the Embassy Suites in Syracuse, New York (“Embassy Suites Syracuse”) for approximately $8.8 million in cash. The sale resulted in a loss of $40,000 for the year ended December 31, 2017 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $20.6 million of debt associated with the hotel property. See note 8.
On June 29, 2017, the Company sold the Crowne Plaza Ravinia in Atlanta, Georgia for approximately $88.7 million in cash. The sale resulted in a gain of $14.1 million for the year ended December 31, 2017 and is included in “gain (loss) on acquisition of PIM Highland JV and sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $78.7 million of debt associated with the hotel property. See note 8.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We included the results of operations for these hotel properties through the date of disposition in net income (loss) as shown in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively. The following table includes condensed financial information from these hotel properties (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total hotel revenue	$12,447	$77,808	$100,973
Total hotel operating expenses	(10,064)	(51,750)	(65,874)
Operating income (loss)	2,383	26,058	35,099
Property taxes, insurance and other	(616)	(3,805)	(5,278)
Depreciation and amortization	(2,588)	(11,891)	(17,008)
Impairment charges	—	(18,316)	(2,817)
Gain (loss) on sale of hotel properties	14,030	31,713	—
Interest expense and amortization of loan costs	(2,361)	(10,456)	(13,150)
Write-off of loan costs and exit fees	(98)	(5,076)	—
Income (loss) before income taxes	10,750	8,227	(3,154)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(1,668)	(1,153)	421
Income (loss) before income taxes attributable to the Company	$9,082	$7,074	$(2,733)
Impairment Charges and Insurance Recoveries
In August and September 2017, twenty-four of our hotel properties in Texas and Florida were impacted by the effects of Hurricanes Harvey and Irma. The Company holds insurance policies that provide coverage for property damage and business interruption after meeting certain deductibles at all of its hotel properties. During 2017, the Company recognized impairment charges, net of anticipated insurance recoveries of $2.0 million. Additionally, the Company recognized remediation and other costs, net of anticipated insurance recoveries of $2.8 million, included primarily in other hotel operating expenses. As of December 31, 2017, the Company has recorded an insurance receivable of $267,000, net of deductibles of $4.8 million, included in “accounts receivable, net” on our consolidated balance sheet, related to the anticipated insurance recoveries. During the year ended December 31, 2017, the Company received proceeds of $612,000 for business interruption losses associated with lost profits, which has been recorded as “other” hotel revenue in our consolidated statement of operations, in excess of the deductible of $366,000. The Company will not record an insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.
Additionally, in 2017 we recorded impairment charges of $8.2 million related to two hotel properties. The impairment charges occurred at the SpringHill Suites in Centreville, Virginia (“SpringHill Suites Centreville”) and the SpringHill Suites in Glen Allen, Virginia (“SpringHill Suites Glen Allen”) in the amounts of $4.7 million and $3.5 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. The hotel properties are currently held for sale. See discussion below.
In 2016 we recorded impairment charges of $18.3 million related to three hotel properties. The impairment charges occurred at the SpringHill Suites Gaithersburg, Embassy Suites Syracuse and the Renaissance Portsmouth in the amounts of $5.0 million, $4.1 million and $9.2 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. On October 1, 2016, the Company completed the sale of the SpringHill Suites Gaithersburg for approximately $13.2 million.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets Held For Sale
At December 31, 2017, the SpringHill Suites Centreville and the SpringHill Suites Glen Allen were classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2. Since the sale of the hotel properties does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operation were not reported as discontinued operations in the consolidated financial statements. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. For the year ended December 31, 2017, total revenue of $7.0 million, and net loss (excluding impairment charges discussed above) of $154,000, are included in our consolidated statements of operations. On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million. We expect to complete the sale of the SpringHill Suites Centreville on or about May 1, 2018.
At December 31, 2016, the Renaissance hotel in Portsmouth, Virginia (“Renaissance Portsmouth”) and the Embassy Suites in Syracuse, New York (“Embassy Suites Syracuse”) were classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2. Since the sale of the properties does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operation were not reported as discontinued operations in the consolidated financial statements. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. For the year ended December 31, 2016, total revenue of $18.7 million, and net income (excluding impairment charges discussed above) of $499,000, are included in our consolidated statements of operations. On February 1, 2017, we completed the sale of the Renaissance Portsmouth for approximately $9.2 million. On March 6, 2017, we completed the sale of the Embassy Suites Syracuse for approximately $8.8 million.
The major classes of assets and liabilities related to the assets held for sale included in the consolidated balance sheets were as follows (in thousands):

	December 31, 2017	December 31, 2016
Assets
Investments in hotel properties, net	$17,732	$17,232
Cash and cash equivalents	78	976
Restricted cash	402	392
Accounts receivable	127	305
Inventories	1	96
Deferred costs, net	—	4
Prepaid expenses	21	309
Other assets	31	274
Due from third-party hotel managers	31	—
Assets held for sale	$18,423	$19,588

Liabilities
Indebtedness, net	$13,221	$35,679
Accounts payable and accrued expenses	662	1,323
Due to related party, net	94	45
Liabilities related to assets held for sale	$13,977	$37,047
6. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2017	2016
Deferred franchise fees	$4,400	$4,602
Accumulated amortization	(1,623)	(1,752)
	$2,777	$2,850
Deferred costs related to assets held for sale	—	4
Deferred costs, net	$2,777	$2,846

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Intangible Assets, net and Intangible Liabilities, net
Intangible assets, net and intangible liabilities, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liability, net
	December 31,		December 31,
	2017	2016	2017	2016
Cost	$10,276	$10,276	$16,846	$16,846
Accumulated amortization	(333)	(215)	(1,007)	(651)
	$9,943	$10,061	$15,839	$16,195
The intangible assets and intangible liabilities noted above represent the above-market rate leases (liability) and below-market rate leases (asset) that were determined based on the comparison of rent due under the ground lease contracts assumed in the acquisitions to market rates for the remaining duration of the lease contracts and are amortized over their respective ground lease terms with expiration dates ranging from 2024 to 2114. For the years ended December 31, 2017, 2016 and 2015, net amortization related to intangibles was a reduction in lease expense of $238,000, $156,000 and $167,000, respectively.
In connection with the acquisition of the permanent exclusive docking easement for riverfront land located in front of the Hyatt Savannah hotel in Savannah, Georgia we recorded an intangible asset of approximately $797,000. This intangible asset is not subject to amortization and has a carrying value of $797,000 as of December 31, 2017.
Estimated future net amortization expense for intangible assets and intangible liabilities for each of the next five years is as follows (in thousands):

	Intangible Assets	Intangible Liabilities
2018	$118	$356
2019	118	356
2020	118	356
2021	118	356
2022	118	356
Thereafter	9,353	14,059
Total	$9,943	$15,839

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Indebtedness, net
Indebtedness of our continuing operations and the carrying values of related collateral were as follows at December 31, 2017 and 2016 (in thousands):

				December 31, 2017		December 31, 2016
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (2)	1 hotel	June 2017	5.98%	$—	$—	$15,729	$25,714
Mortgage loan (3)	17 hotels	December 2017	LIBOR (1) + 5.52%	—	—	412,500	302,417
Mortgage loan (4)	2 hotels	January 2018	4.44%	—	—	105,047	228,433
Mortgage loan (5)	1 hotel	January 2018	4.38%	—	—	96,169	195,768
Mortgage loan (6)	8 hotels	January 2018	LIBOR (1) + 4.95%	376,800	346,609	376,800	355,707
Mortgage loan (7)	5 hotels	February 2018	LIBOR (1) + 4.75%	200,000	208,338	200,000	205,111
Mortgage loan (8)	1 hotel	April 2018	LIBOR (1) + 4.95%	33,300	39,298	33,300	40,738
Mortgage loan (9) (10) (11) (12)	22 hotels	April 2018	LIBOR (1) + 4.39%	971,654	1,206,994	1,070,560	1,278,932
Mortgage loan (13)	1 hotel	May 2018	LIBOR (1) + 5.10%	25,100	32,188	25,100	33,801
Mortgage loan (14)	1 hotel	June 2018	LIBOR (1) + 5.10%	43,750	62,348	43,750	60,260
Mortgage loan (15)	1 hotel	July 2018	LIBOR (1) + 4.15%	35,200	36,220	35,200	37,375
Mortgage loan (15)	1 hotel	July 2018	LIBOR (1) + 5.10%	40,500	52,038	40,500	53,526
Mortgage loan (15)	8 hotels	July 2018	LIBOR (1) + 4.09%	144,000	174,676	144,000	178,738
Mortgage loan (16)	1 hotel	August 2018	LIBOR (1) + 4.95%	12,000	15,279	12,000	15,010
Mortgage loan (17) (18)	4 hotels	August 2018	LIBOR (1) + 4.38%	52,530	61,358	52,530	66,725
Mortgage loan (17) (19) (20)	6 hotels	August 2018	LIBOR (1) + 4.35%	280,421	162,938	301,000	185,804
Mortgage loan (21) (22)	18 hotels	October 2018	LIBOR (1) + 4.55%	450,000	442,394	450,000	457,040
Mortgage loan	1 hotel	July 2019	4.00%	5,336	8,056	5,436	8,326
Mortgage loan (3)	17 hotels	November 2019	LIBOR (1) + 3.00%	427,000	290,973	—	—
Mortgage loan (2)	1 hotel	May 2020	LIBOR (1) + 2.90%	16,100	25,654	—	—
Mortgage loan	1 hotel	November 2020	6.26%	95,207	126,462	96,873	124,654
Mortgage loan (4)	2 hotels	June 2022	LIBOR (1) + 3.00%	164,700	234,253	—	—
Mortgage loan (5)	1 hotel	November 2022	LIBOR (1) + 2.00%	97,000	196,365	—	—
Mortgage loan	1 hotel	May 2023	5.46%	53,789	81,854	54,685	84,854
Mortgage loan	1 hotel	January 2024	5.49%	7,000	9,392	7,111	10,092
Mortgage loan	1 hotel	January 2024	5.49%	10,216	17,533	10,378	15,229
Mortgage loan	1 hotel	May 2024	4.99%	6,530	7,438	6,641	7,922
Mortgage loan	2 hotels	August 2024	4.85%	12,242	11,135	12,427	8,910
Mortgage loan	3 hotels	August 2024	4.90%	24,471	15,693	24,836	16,647
Mortgage loan	3 hotels	August 2024	5.20%	66,224	51,393	67,164	51,659
Mortgage loan	2 hotels	February 2025	4.45%	20,214	10,516	20,575	10,952
Mortgage loan	3 hotels	February 2025	4.45%	52,284	72,112	53,293	69,036
				3,723,568	3,999,507	$3,773,604	4,129,380
Premiums, net				1,570		3,523
Deferred loan costs, net				(15,617)		(17,889)
				$3,709,521		$3,759,238
Indebtedness related to assets held for sale (11)	1 hotel	April 2017	LIBOR (1) + 4.39%	—		16,080
Indebtedness related to assets held for sale (20)	1 hotel	August 2017	LIBOR (1) + 4.35%	—		19,599
Indebtedness related to assets held for sale (18)	1 hotel	August 2018	LIBOR (1) + 4.38%	5,992		—
Indebtedness related to assets held for sale (22)	1 hotel	October 2018	LIBOR (1) + 4.55%	7,229		—
Indebtedness, net				$3,696,300		$3,723,559
____________________________________

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	LIBOR rates were 1.564% and 0.772% at December 31, 2017 and December 31, 2016, respectively.

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

(3)
On October 31, 2017, we refinanced this mortgage loan totaling $412.5 million set to mature in December 2017 with a new $427.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 3.00%.

(4)
On May 10, 2017, we refinanced this mortgage loan totaling $104.3 million set to mature in January 2018 with a new $181.0 million mortgage loan, of which our initial advance was $164.7 million. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 3.00%. Beginning on July 1, 2020, quarterly principal payments of $750,000 are due.

(5)
On October 30, 2017, we refinanced this mortgage loan totaling $94.7 million set to mature in January 2018 with a new $97.0 million mortgage loan with a five-year term. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.00%.

(6)
On January 17, 2018, we refinanced this mortgage loan with a new $395.0 million mortgage loan with a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and bears interest at a rate of LIBOR + 2.92%.

(7)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions and a LIBOR floor of 0.20%. The second one-year extension period began in February 2017.

(8)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in April 2017.

(9)	This mortgage loan has four one-year extension options subject to satisfaction of certain conditions. The first one-year extension period began in April 2017.

(10)	This mortgage loan had a $20.2 million pay down of principal related to the Renaissance Portsmouth that was sold on February 1, 2017.

(11)	A portion of this mortgage loan at December 31, 2016 relates to the Renaissance Portsmouth that was sold on February 1, 2017. See note 5.

(12)	This mortgage loan had a $78.7 million pay down of principal related to the Crowne Plaza Ravinia that was sold on June 29, 2017. See note 5.

(13)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in May 2017.

(14)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2017.

(15)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in July 2017.

(16)	This mortgage loan has two one-year extension options subject to satisfaction of certain conditions.

(17)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in August 2017.

(18)	A portion of this mortgage loan at December 31, 2017 relates to the SpringHill Suites Centerville. See note 5.

(19)	This mortgage loan had a $20.6 million pay down of principal related to the Embassy Suites Syracuse that was sold on March 6, 2017. See note 5.

(20)	A portion of this mortgage loan at December 31, 2016 relates to the Embassy Suites Syracuse that was sold on March 6, 2017. See note 5.

(21)	This mortgage loan has four one-year extension options subject to satisfaction of certain conditions.

(22)	A portion of this mortgage loan at December 31, 2017 relates to the SpringHill Suites Glen Allen. See note 5.
On February 1, 2017, we repaid $20.2 million of principal on our mortgage loan partially secured by the Renaissance Portsmouth. This hotel property was sold on February 1, 2017. See note 5.
On March 6, 2017, we repaid $20.6 million of principal on our mortgage loan partially secured by the Embassy Suites Syracuse. This hotel property was sold on March 6, 2017. See note 5.
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
On May 24, 2017, we refinanced a $15.7 million mortgage loan, secured by the Hotel Indigo Atlanta. The new mortgage loan totals $16.1 million. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.90% for the first two years with a 30-year amortization schedule based on a 6% interest rate starting in the third year. The stated maturity is May 2020, with two one-year extension options.
On June 29, 2017, we repaid $78.7 million of principal on our mortgage loan partially secured by the Crowne Plaza Ravinia. This hotel property was sold on June 29, 2017.
On October 30, 2017, we refinanced our $94.7 million mortgage loan, with an outstanding balance of $94.5 million, secured by the Hilton Boston Back Bay. The new mortgage loan totals $97.0 million. The mortgage loan is non-recourse interest only and provides for a floating interest rate of LIBOR + 2.00%. The stated maturity is November 2022, with no extension options.
On October 31, 2017, we refinanced a $412.5 million mortgage loan, secured by seventeen hotels. The new mortgage loan totals $427.0 million. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 3.00%. The stated

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

maturity is November 2019, with five one-year extension options. The new mortgage loan is secured by the following seventeen hotels: the Courtyard Alpharetta, Courtyard Bloomington, Courtyard Crystal City, Courtyard Foothill Ranch, Embassy Suites Austin, Embassy Suites Dallas, Embassy Suites Houston, Embassy Suites Las Vegas, Embassy Suites Palm Beach, Hampton Inn Evansville, Hilton Garden Inn Jacksonville, Hilton Nassau Bay, Hilton St. Petersburg, Residence Inn Evansville, Residence Inn Falls Church, Residence Inn San Diego and Sheraton Indianapolis.
On September 30, 2016, we repaid $10.4 million of principal on our mortgage loan partially secured by the SpringHill Suites Gaithersburg. This hotel property was sold on October 1, 2016. See note 5.
On October 7, 2016, we refinanced four mortgage loans with existing outstanding balances totaling approximately $415.1 million with a new loan totaling $450.0 million. The mortgage loans were refinanced through one new mortgage loan with a two-year initial term and four one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only, provides for a floating interest rate of LIBOR + 4.55%, and contains flexible release provisions for the potential sale of assets. The mortgage loan is secured by eighteen hotel properties: Courtyard Basking Ridge, Courtyard Newark, Courtyard Oakland, Courtyard Plano, Courtyard Scottsdale, Residence Inn Newark, Residence Inn Phoenix, Residence Inn Plano, SpringHill Suites Glen Allen, SpringHill Suites Manhattan Beach, SpringHill Suites Plymouth Meeting, TownePlace Suites Manhattan Beach, Embassy Suites Flagstaff, Marriott Bridgewater, Marriott Raleigh Durham, Marriott Suites Dallas, Sheraton Bucks County, and Marriott Fremont.
During the years ended December 31, 2017, 2016, and 2015 we recognized premium amortization of $2.0 million, $2.1 million and $1.4 million respectively. The amortization of the premium is computed using a method that approximates the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of December 31, 2017, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
Maturities and scheduled amortizations of indebtedness as of December 31, 2017 for each of the five following years and thereafter are as follows (in thousands):

2018	$2,671,185
2019	438,723
2020	113,703
2021	7,953
2022	262,410
Thereafter	229,594
Total	$3,723,568
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
During the year ended December 31, 2017, we entered into interest rate caps with notional amounts totaling $2.5 billion and strike rates ranging from 1.50% to 5.84%. These interest rate caps had effective dates from February 2017 to October 2017, maturity dates from February 2018 to November 2019, and a total cost of $871,000. We also entered into interest rate floors with notional amounts of $10.8 billion and strike rates ranging from 1.00% to 1.50%. These interest rate floors had effective dates from September

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2017 to December 2017 and termination dates from March 2019 to June 2019 and a total cost of $388,000. These instruments were not designated as cash flow hedges.
During the year ended December 31, 2016, we entered into interest rate caps with notional amounts totaling $1.5 billion and strike rates ranging from 2.00% to 4.50%. These interest rate caps had effective dates from February 2016 to January 2017, maturity dates from February 2017 to October 2018, and a total cost of $199,000. We also entered into interest rate floors with notional amounts totaling $10.0 billion and strike rates ranging from (0.25)% to 1.0%. These interest rate floors had effective dates from April 2015 to July 2015, maturity dates from April 2020 to July 2020, and a total cost of $9.8 million. These instruments were not designated as cash flow hedges.
As of December 31, 2017, we held interest rate caps with notional amounts totaling $3.4 billion and strike rates ranging from 1.50% to 5.84%. These instruments had maturity dates ranging from January 2018 to November 2019. These instruments cap the interest rates on our mortgage loans with principal balances of $3.4 billion and maturity dates from January 2018 to November 2022. As of December 31, 2017, we held interest rate floors with notional amounts totaling $16.8 billion and strike rates ranging from (0.25)% to 1.50%. These instruments had termination dates ranging from March 2019 to July 2020.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of December 31, 2017, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $7.7 million as of December 31, 2017. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
Futures Contracts—During the year ended December 31, 2016, we purchased an option on Eurodollar futures for a total cost of $250,000, and maturity date of June 2017. There were no purchases during the year ended December 31, 2017.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2017, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 1.56% to 2.18% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting (1)	Total
December 31, 2017:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$311	$—	$32	$343	(2)
Interest rate derivatives – caps	—	137	—	—	137	(2)
Credit default swaps	—	(469)	—	1,999	1,530	(2)
	—	(21)	—	2,031	2,010
Non-derivative assets:
Equity securities	26,926	—	—	—	26,926	(3)
Total	$26,926	$(21)	$—	$2,031	$28,936

December 31, 2016:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$2,358	$—	$—	$2,358	(2)
Interest rate derivatives – caps	—	24	—	—	24	(2)
Credit default swaps	—	2,867	—	(1,751)	1,116	(2)
Options on futures contracts	116	—	—	—	116	(2)
	116	5,249	—	(1,751)	3,614
Non-derivative assets:
Equity securities	53,185	—	—	—	53,185	(3)
Total	$53,301	$5,249	$—	$(1,751)	$56,799
_________________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported net as “derivative assets, net” in the consolidated balance sheets.

(3)	Reported as “marketable securities” in the consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statement of operations (in thousands):

	Gain or (Loss) Recognized in Income
	Year Ended December 31,
	2017		2016		2015
Assets
Derivative assets:
Interest rate derivatives - floors	$(2,435)		$611		$(7,603)
Interest rate derivatives - caps	(758)		(535)		(2,038)
Credit default swaps	(4,201)	(4)	(5,843)	(4)	171	(4)
Options on futures contracts	(116)		(348)		(391)
Equity put options	—		—		26
Equity call options	—		—		(1,717)
Non-derivative assets:
Equity - American Depositary Receipt	—		—		(150)
Equity	(3,678)		4,946		1,072
U.S. Treasury	—		—		314
Total	(11,188)		(1,169)		(10,316)
Liabilities
Derivative liabilities:
Credit default swaps	—		—		—
Short-equity put options	—		—		1,002
Short-equity call options	—		—		1,470
Non-derivative liabilities:
Short-equity securities	—		—		78
Total	—		—		2,550
Net	$(11,188)		$(1,169)		$(7,766)

Total combined
Interest rate derivatives - floors	$(2,435)		$611		$(7,603)
Interest rate derivatives - caps	(758)		(535)		(2,038)
Credit default swaps	(36)		(2,574)		2,630
Options on futures contracts	427		(36)		(391)
Total derivatives	(2,802)	(1)	(2,534)	(1)	(7,402)	(1)
Realized gain (loss) on credit default swaps	(4,165)	(2) (4)	(3,269)	(2) (4)	(2,459)	(2) (4)
Realized gain (loss) on options on futures contracts	(543)	(2)	(312)		—
Unrealized gain (loss) on marketable securities	(4,649)	(3)	4,946	(3)	127	(3)
Realized gain (loss) on marketable securities	971	(2)	—	(2)	1,968	(2)
Net	$(11,188)		$(1,169)		$(7,766)
_________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(2)	Included in “other income (expense)” in the consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.

(4)	Excludes costs of $1,036, $873 and $486 in 2017, 2016 and 2015, respectively, included in “other income (expense)” associated with credit default swaps.

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

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets, net	$2,010	$2,010	$3,614	$3,614
Marketable securities	26,926	26,926	53,185	53,185

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$354,883	$354,883	$348,067	$348,067
Restricted cash (1)	117,189	117,189	144,406	144,406
Accounts receivable, net (1)	44,384	44,384	44,934	44,934
Due from third-party hotel managers (1)	17,418	17,418	13,348	13,348

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,725,138	$3,559,993 to $3,934,727	$3,777,127	$3,600,691 to $3,979,713
Accounts payable and accrued expenses (1)	133,063	133,063	128,309	128,309
Dividends and distributions payable	25,045	25,045	24,765	24,765
Due to Ashford Inc., net	15,146	15,146	15,716	15,716
Due to Ashford Prime OP, net	—	—	488	488
Due to related party, net (1)	1,161	1,161	1,046	1,046
Due to third-party hotel managers	2,431	2,431	2,714	2,714
_________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of December 31, 2017 and/or 2016. See note 5.
Cash, cash equivalents, and restricted cash. These financial assets bear interest at market rates and have original maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, accounts payable and accrued expenses, dividends payable, due to Ashford Prime OP, due to related party, net, due to Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Marketable securities. Marketable securities consist of U.S. treasury bills, publicly traded equity securities, and put and call options on certain publicly traded equity securities. The fair value of these investments is based on quoted market closing prices at the balance sheet date. See notes 2 and 10 for a complete description of the methodology and assumptions utilized in determining the fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 95.6% to 105.6% of the carrying value of $3.7 billion at December 31, 2017 and approximately 95.3% to 105.4% of the carrying value of $3.8 billion at December 31, 2016. This is considered a Level 2 valuation technique.
Derivative assets, net and derivative liabilities, net. Fair value of interest rate derivatives is determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Fair values of interest rate floors are calculated using a third-party discounted cash flow model

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

based on future cash flows that are expected to be received over the remaining life of the floor. Fair values of options on futures contracts are valued at their last reported settlement price as of the measurement date. See notes 2, 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
12. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2017, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at December 31, 2017, we pay franchisor royalty fees between 1% and 6% of gross rooms revenue and, in some cases, food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2018 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
Our continuing operations incurred franchise fees of $69.3 million, $70.5 million and $62.8 million, respectively, for the years ended December 31, 2017, 2016 and 2015, which are included in “other” hotel expenses.
Management Fees—Under management agreements for our hotel properties existing at December 31, 2017, we pay a) monthly property management fees equal to the greater of approximately $13,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2020 through 2038, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases—We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2114, including four ground leases related to our hotel properties. Several of these leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 31, 2017, 2016 and 2015, our continuing operations recognized rent expense of $4.3 million, $5.3 million and $3.8 million, respectively, which included contingent rent of $1.1 million, $1.7 million and $1.3 million, respectively. Rent expense related to continuing operations is included in “other” hotel expenses in the consolidated statements of operations.
Future minimum rentals due under non-cancelable leases are as follows for each of the five following years and thereafter are as follows (in thousands):

2018	$2,529
2019	2,377
2020	2,296
2021	2,248
2022	2,092
Thereafter	112,184
Total	$123,726
At December 31, 2017, we had capital commitments of $44.4 million relating to general capital improvements that are expected to be paid in the next twelve months.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company. On June 27, 2017, the Florida Supreme Court denied the Company's petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney's fees being the only remaining dispute. On June 29, 2017, the balance of the judgment was paid to Nantucket by the Company. The amount of potential legal fees that could be owed cannot be predicted with any certainty.
The Company estimates its total loss including post judgment interest and reimbursement of the plaintiff’s legal fees to be approximately $17.3 million as of December 31, 2017, resulting in additional expense of $4.1 million for the year ended December 31, 2017.
On June 29, 2017, RLI filed suit in Federal District Court in Dallas seeking to recover the amounts previously paid to Nantucket. On July 19, 2017, the Company paid approximately $10.0 million to RLI mooting RLI's claim subject only to the alleged claim for attorney fees. The Company paid the negotiated settlement of RLI's attorney fees in the amount of $100,000, on November 2, 2017, and a Stipulation for Dismissal was filed concluding the litigation.
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
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2013 through 2017 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, that Remington Lodging’s withdrawal of recognition was unlawful. Pending the final determination of the NLRB complaint, including appeals, the pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that (a) Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement, and (b) if the withdrawal of recognition is ultimately deemed lawful, Remington Lodging will have an unfunded pension liability equal to $1.7 million, minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability shall be the unfunded pension liability of $1.7 million, minus $100,000 (or $1.6 million). This remaining unfunded pension liability shall be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of the twenty-(20)-year capped period, unless Remington Lodging elects to pay the unfunded pension liability amount earlier. We agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement.
13. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested throughout the period plus distributions paid to the limited partners with regard to the Class B common units. Class B common units had a fixed dividend rate of 7.2% and had priority in payment of cash dividends over common units but otherwise had no

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

preference over common units. During the fourth quarter of 2016, the Class B common units were converted, at the Company’s election, to common units. Beginning one year after issuance, each common unit may be redeemed for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either (i) issued pursuant to an effective registration statement, (ii) included in an effective registration statement providing for the resale of such common stock or (iii) issued subject to a registration rights agreement. As a result of the Ashford Inc. spin-off, holders of our common stock were distributed one share of Ashford Inc. common stock for every 87 shares of our common stock, while our unitholders received one common unit of the operating limited liability company subsidiary of Ashford Inc. for each common unit of our operating partnership the holder held, and such holder then had the opportunity to exchange up to 99% of those units for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 common units of the operating limited liability company subsidiary of Ashford Inc. Following the spin-off, Ashford Hospitality Trust, Inc. continues to hold 598,000 shares of Ashford Inc. common stock, and all of our remaining lodging investments are owned by Ashford Trust OP. Therefore, each common unit and LTIP unit was worth a fractional amount of one share of our common stock. On December 13, 2017, Ashford Hospitality Trust, Inc. completed a capital contribution of 598,000 shares of Ashford Inc. common stock to Ashford Trust OP which in turn contributed two-thirds of the shares, in the amount of one-third each to two TRS entities. As a result the number of outstanding OP units was reduced to approximately 92% of the prior outstanding common units returning the ratio of common stock to common units to 1 to 1. Each common unit was worth approximately 94% of one share of our common stock at December 31, 2016.
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
The compensation committee of the board of directors of the Company approved Performance LTIP units to certain executive officers. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% of the target number based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. As of December 31, 2017, there are approximately 1.8 million performance-based LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. The Performance LTIP units unamortized fair value of $4.4 million at December 31, 2017 will be expensed over a period of 2.2 years, subject to future mark to market adjustments. Compensation expense of $1.8 million and $1.2 million was recorded for the years ended December 31, 2017 and 2016, respectively.
As of December 31, 2017, we have issued a total of 11.9 million LTIP and Performance LTIP units, all of which, other than approximately 609,000 units issued in March 2015, have reached full economic parity with, and are convertible into, common units. Expense of $3.3 million, $2.8 million, and $1.4 million was recognized for the years ended December 31, 2017, 2016 and 2015, respectively, which was associated with LTIP units issued to Ashford LLC’s employees and Ashford Trust’s directors and is included in “advisory services fee” and “corporate, general and administrative,” respectively, in our consolidated statements of operations. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. The fair value of the unrecognized cost of LTIP units, which was $4.3 million at December 31, 2017, will be expensed over a period of 2.3 years.
During the year ended December 31, 2017, 21,000 common units with an aggregate fair value of $161,000, were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption price.
During the year ended December 31, 2016, 224,000 common units with an aggregate fair value of $1.6 million were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price. Also during 2016, as discussed in note 5, 2.0 million Class B common units were redeemed as part of the sale of the SpringHill Suites Gaithersburg. The Class B units had a fair value of 11.7 million as of the date of conversion.
During the year ended December 31, 2015, 152,000 common units with an aggregate fair value of $1.5 million were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Redeemable noncontrolling interests in our operating partnership as of December 31, 2017 and 2016 were $116.1 million and $132.8 million, which represented ownership of our operating partnership of 15.52% and 14.48% respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2017 and 2016 included adjustments of $154.3 million and $144.3 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net loss of $21.6 million, net loss of $12.5 million and net income of $35.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $10.0 million, $11.0 million and $10.9 million for the years ended December 31, 2017, 2016 and 2015 respectively.
A summary of the activity of the units in our operating partnership is as follow (in thousands):

	Year Ended December 31,
	2017	2016	2015
Outstanding at beginning of year	19,443	20,388	19,836
LTIP units issued	701	515	704
Performance LTIP units issued	1,179	803	—
Common units converted for sale of hotel property	—	(2,039)	—
Common units converted to common shares	(21)	(224)	(152)
Conversion factor adjustment	(1,700)	—	—
Outstanding at end of year	19,602	19,443	20,388
Common units convertible/redeemable at end of year	18,993	17,531	16,918
14. Equity
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
Common Stock Repurchases—For the years ended December 31, 2017, 2016 and 2015, no shares of our common stock have been repurchased under the share repurchase program.
In addition, we acquired 203,299 shares, 124,463 shares and 52,661 shares of our common stock in 2017, 2016 and 2015, respectively, to satisfy employees’ statutory minimum federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
Preferred Stock—In accordance with Ashford Trust’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series D cumulative preferred stock, Series E cumulative preferred stock, Series F cumulative preferred stock, Series G cumulative preferred stock, Series H cumulative preferred stock and Series I cumulative preferred stock.
8.55% Series A Cumulative Preferred Stock. At December 31, 2016, there were 1.7 million shares of Series A cumulative preferred stock outstanding. Series A cumulative preferred stock had no maturity date and we were not required to redeem these shares at any time. Series A cumulative preferred stock was redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. On September 18, 2017, the Company redeemed its Series A cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4631 per share, for a total redemption price of $25.4631 per share.
8.45% Series D Cumulative Preferred Stock. At December 31, 2017 and 2016, there were 2.4 million and 9.5 million shares, respectively of Series D cumulative preferred stock outstanding. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.45% per annum of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.1125 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D cumulative preferred stock holders have no voting rights. On September 18, 2017, the Company redeemed approximately 1.6 million shares of its Series D cumulative preferred

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4577 per share, for a total redemption price of $25.4577 per share. On October 4, 2017, the Company redeemed 379,036 shares of Series D cumulative preferred shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.5516 per share, for a total redemption price of $25.5516 per share. On December 8, 2017, the Company redeemed approximately 5.1 million shares of its Series D cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.3990 per share, for a total redemption price of $25.3990 per share.
7.375% Series F Cumulative Preferred Stock. On July 15, 2016, the Company issued 4.8 million shares of 7.375% Series F cumulative preferred stock. The Series F cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series A cumulative preferred stock, Series D cumulative preferred stock, Series G cumulative preferred stock (noted below), Series H cumulative preferred stock (noted below) and Series I cumulative preferred stock (noted below)) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series F cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series F cumulative preferred stock is redeemable at our option for cash (on or after July 15, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series F cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series F cumulative preferred stock is convertible into a maximum 9.68992 shares of our common stock. The actual number is based on a formula as defined in the Series F cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series F cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series F cumulative preferred stock to common stock have not been met as of period end. Therefore, Series F cumulative preferred stock will not impact our earnings per share calculations. Series F cumulative preferred stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8438 per share). In general, Series F cumulative preferred stock holders have no voting rights.
7.375% Series G Cumulative Preferred Stock. On October 18, 2016, the Company issued 6.0 million shares of 7.375% Series G cumulative preferred stock. On October 17, 2016, the underwriters exercised the over-allotment option to purchase an additional 200,000 shares of the Series G cumulative preferred stock. The 6.2 million of Series G cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series A cumulative preferred stock (all shares redeemed on September 18, 2017), Series D cumulative preferred stock (7.1 million shares redeemed in 2017), Series F cumulative preferred stock, Series H cumulative preferred stock (noted below) and Series I cumulative preferred stock (noted below)) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series G cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series G cumulative preferred stock is redeemable at our option for cash (on or after October 18, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series G cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series G cumulative preferred stock is convertible into a maximum 8.33333 shares of our common stock. The actual number is based on a formula as defined in the Series G cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series G cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series G cumulative preferred stock to common stock have not been met as of period end. Therefore, Series G cumulative preferred stock will not impact our earnings per share calculations. Series G cumulative preferred stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8438 per share). In general, Series G cumulative preferred stock holders have no voting rights.
7.50% Series H Cumulative Preferred Stock. On August 25, 2017, the Company issued 3.4 million shares of 7.50% Series H cumulative preferred stock. The Series H cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series A cumulative preferred stock (all shares redeemed on September 18, 2017), Series D cumulative preferred stock (7.1 million shares redeemed in 2017), Series F cumulative preferred stock, Series G cumulative preferred stock and Series I cumulative preferred stock (discussed below)) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. On September 8, 2017, we issued 400,000 additional shares of 7.50% Series H cumulative preferred stock pursuant to the over-allotment option. Series H cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series H cumulative preferred stock is redeemable at our option for cash (on or after August 25,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series H cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series H cumulative preferred stock is convertible into a maximum 8.25083 shares of our common stock. The actual number is based on a formula as defined in the Series H cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series H cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series H cumulative preferred stock to common stock have not been met as of period end. Therefore, Series H cumulative preferred stock will not impact our earnings per share.
Dividends on the Series H cumulative preferred stock accrue in the amount of $1.8750 per share each year, which is equivalent to 7.50% of the $25.00 liquidation preference per share of Series H cumulative preferred stock. Dividends on the Series H cumulative preferred stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series H cumulative preferred stock was paid on October 16, 2017 in the amount of $0.1875 per share.
7.50% Series I Cumulative Preferred Stock. On November 17, 2017, the Company issued 5.4 million shares of 7.50% Series I cumulative preferred stock. The Series I cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series D cumulative preferred stock (7.1 million shares redeemed in 2017), Series F cumulative preferred stock, Series G cumulative preferred stock and Series H cumulative preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series I cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series I cumulative preferred stock is redeemable at our option for cash (on or after November 17, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series I cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series I cumulative preferred stock is convertible into a maximum 8.06452 shares of our common stock. The actual number is based on a formula as defined in the Series I cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series I cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series I cumulative preferred stock to common stock have not been met as of period end. Therefore, Series I cumulative preferred stock will not impact our earnings per share.
Dividends on the Series I cumulative preferred stock accrue in the amount of $1.8750 per share each year, which is equivalent to 7.50% of the $25.00 liquidation preference per share of Series I cumulative preferred stock. Dividends on the Series I cumulative preferred stock are payable quarterly in arrears on the 15th day of January, April, July and October of each year (or, if not on a business day, on the next succeeding business day). The first dividend on the Series I cumulative preferred stock sold in this offering was paid on January 16, 2018 in the amount of $0.2292 per share.
Dividends—A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Common stock	$47,104	$46,292	$47,190
Preferred stocks:
Series A cumulative preferred stock	2,539	3,542	3,542
Series D cumulative preferred stock	18,211	20,002	20,002
Series E cumulative preferred stock	—	6,280	10,418
Series F cumulative preferred stock	8,849	4,130	—
Series G cumulative preferred stock	11,430	2,318	—
Series H cumulative preferred stock	2,494	—	—
Series I cumulative preferred stock	1,238	—	—
Total dividends declared	$91,865	$82,564	$81,152

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $646,000 and $756,000 at December 31, 2017 and 2016, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated losses of $110,000, $14,000 and $30,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
15. Stock-Based Compensation
Under the Amended and Restated 2011 Stock Incentive Plan approved by stockholders, we are authorized to grant 17.3 million restricted stock units and performance stock units of our common stock as incentive stock awards. At December 31, 2017, 4.0 million shares were available for future issuance under the Amended and Restated 2011 Stock Incentive Plan.
Restricted Stock Units—Stock-based compensation expense of $5.4 million, $4.5 million and $1.9 million was recognized for the years ended December 31, 2017, 2016 and 2015 in connection with equity awards granted to employees of Ashford LLC and certain employees of Remington Lodging and is included in “advisory services fee” and “management fees,” respectively, in our consolidated statements of operations. Additionally, $90,000, $247,000 and $180,000 of stock-based compensation expense was recognized for the years ended December 31, 2017, 2016 and 2015, respectively, in connection with common stock issued to Ashford Trust’s directors, which vested immediately, and is included in “corporate general and administrative” expense on our consolidated statements of operations. At December 31, 2017, the unamortized cost of the unvested shares of restricted stock was $8.7 million which will be amortized over a period of 2.3 years, subject to future mark to market adjustments, and had vesting schedules between February 2018 and March 2021.
A summary of our restricted stock unit activity is as follows (shares in thousands):

	Year Ended December 31,
	2017		2016		2015
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	1,627	$8.30	1,459	$10.21	595	$10.92
Restricted shares granted	1,272	6.46	862	6.26	1,183	9.93
Restricted shares vested	(759)	8.82	(647)	9.92	(299)	10.53
Restricted shares forfeited	(55)	6.73	(47)	7.95	(20)	10.13
Outstanding at end of year	2,085	7.03	1,627	8.30	1,459	10.21
Performance Stock Units—The compensation committee of the board of directors of the Company approved PSUs to certain executive officers, which have a three year cliff vesting. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of PSUs may be adjusted from 0% to 200% based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Compensation expense of $1.7 million and $982,000 was recorded for the years ended December 31, 2017 and 2016, respectively. The fair value of the unrecognized cost of PSUs, which was $4.0 million at December 31, 2017, will be expensed over a period of approximately 2.2 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2017		2016
	PSUs	Weighted Average Price at Grant	PSUs	Weighted Average Price at Grant
Outstanding at beginning of year	336	$6.38	—	$—
PSUs granted	484	5.85	336	6.38
Outstanding at end of year	820	6.07	336	6.38

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
At December 31, 2017, all of our 120 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income of $4.2 million, $13.6 million and $23.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The following table reconciles the income tax expense at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax (expense) benefit at federal statutory income tax rate of 35%	$(1,478)	$(4,764)	$(8,205)
State income tax (expense) benefit, net of federal income tax benefit	160	(742)	(827)
Permanent differences	(338)	(798)	(388)
Revaluation of deferred tax assets and liabilities related to the 2017 Tax Act(1)	(5,242)	—	—
Provision to return adjustment entirely offset by change in valuation allowance	957	—	—
Gross receipts and margin taxes	(913)	(692)	(886)
Interest and penalties	(49)	(7)	(14)
Valuation allowance	9,121	5,471	5,610
Total income tax (expense) benefit	$2,218	$(1,532)	$(4,710)
________
(1) Partially offset within change in valuation allowance.
The components of income tax (expense) benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$5,264	$(605)	$(3,377)
State	(722)	(1,229)	(1,225)
Total current	4,542	(1,834)	(4,602)
Deferred:
Federal	(2,192)	278	(30)
State	(132)	24	(78)
Total deferred	(2,324)	302	(108)
Total income tax (expense) benefit	$2,218	$(1,532)	$(4,710)
For the years ended December 31, 2017, 2016 and 2015 income tax expense includes interest and penalties paid to taxing authorities of $49,000, $7,000 and $14,000, respectively. At December 31, 2017 and 2016, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2017 and 2016, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2017	2016
Allowance for doubtful accounts	$168	$260
Unearned income	1,926	2,764
Unfavorable management contract liability	—	516
Federal and state net operating losses	4,153	10,841
Accrued expenses	1,693	2,582
Prepaid expenses	(4,666)	(4,591)
Alternative minimum tax credit	—	2,005
Tax property basis less than book basis	(846)	(1,379)
Tax derivatives basis greater than book basis	2,034	2,851
Other	623	681
Deferred tax asset (liability)	5,085	16,530
Valuation allowance	(6,232)	(15,353)
Net deferred tax asset (liability)	$(1,147)	$1,177
At December 31, 2017, Ashford TRS had net operating loss carryforwards for federal income tax purposes of $17.4 million, which begin to expire in 2029, and are available to offset future taxable income, if any, through 2034. Approximately $10.1 million of the $17.4 million of net operating loss carryforwards is attributable to acquired subsidiaries and subject to substantial limitation on their use. At December 31, 2017, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $425.0 million, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2035.
At December 31, 2017 and 2016, we maintained a valuation allowance of $6.2 million and $15.4 million, respectively. At December 31, 2017 and 2016, we fully reserved the deferred tax assets of several of our TRS’s as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries outweigh the positive evidence. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable by our current transfer pricing arrangements. The transfer pricing arrangements are updated upon the expiration and renewal of the intercompany leases starting in 2017 and 2018. The intercompany rents are determined in accordance with the arms' length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$15,353	$20,670	$29,335
Additions	2,053	2,169	4,774
Deductions	(11,174)	(7,486)	(13,439)
Balance at end of year	$6,232	$15,353	$20,670

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“Tax Reform”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, we expect a one-time tax benefit of approximately $1.1 million, due to a re-measurement of deferred tax assets and liabilities resulting from the decrease in the corporate Federal income tax rate from 35% to 21% as well as the refund of existing credits against Alternative Minimum Tax. We are in the process of analyzing certain other provisions of this legislation which may impact our effective tax rate. Additionally on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the estimated tax impacts related to the revaluation of deferred tax assets and liabilities as well as tax refunds and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these estimated amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete on or before the date the 2017 U.S. income tax returns are filed in 2018.
17. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Income (loss) attributable to common stockholders – Basic and diluted:
Income (loss) from continuing operations attributable to the Company	$(67,008)	$(46,285)	$270,939
Less: Dividends on preferred stocks	(44,761)	(36,272)	(33,962)
Less: Extinguishment of issuance costs upon redemption of Series E preferred stock	(10,799)	(6,124)	—
Less: Dividends on common stock	(45,752)	(45,388)	(46,498)
Less: Dividends on unvested performance stock units	(393)	(161)	—
Less: Dividends on unvested restricted shares	(959)	(743)	(692)
Less: Undistributed (income) from continuing operations allocated to unvested shares	—	—	(2,390)
Undistributed income (loss)	(169,672)	(134,973)	187,397
Add back: Dividends on common stock	45,752	45,388	46,498
Distributed and undistributed income (loss) from continuing operations - basic	$(123,920)	$(89,585)	$233,895
Add back: Income from continuing operations allocated to operating partnership units	—	—	35,503
Distributed and undistributed net income (loss) from continuing operations - diluted	$(123,920)	$(89,585)	$269,398

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	95,207	94,426	96,290
Effect of assumed conversion of operating partnership units	—	—	18,591
Weighted average common shares outstanding - diluted	95,207	94,426	114,881

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.30)	$(0.95)	$2.43

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.30)	$(0.95)	$2.35

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income (loss) from continuing operations allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$959	$743	$3,082
Income (loss) allocated to unvested performance stock units	393	161	—
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(21,642)	(12,483)	—
Total	$(20,290)	$(11,579)	$3,082

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	376	373	485
Effect of unvested performance stock units	258	102	—
Effect of assumed conversion of operating partnership units	17,342	18,727	—
Total	17,976	19,202	485
18. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2017 and 2016, all of our hotel properties were domestically located.
19. Related Party Transactions
As of December 31, 2017, we have management agreements with parties owned by our Chairman and our Chairman Emeritus. Under the agreements, we pay Remington Lodging a) monthly property management fees equal to the greater of $13,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) other general and administrative expense reimbursements primarily related to accounting services. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
At December 31, 2017, the related party managed 82 of our 120 hotel properties and the WorldQuest condominium properties included in continuing operations and we incurred the following fees (including discontinued operations) related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2017	2016	2015
Property management fees, including incentive property management fees	$30,629	$31,164	$29,004
Market service fees	21,315	18,751	14,291
Corporate general and administrative and fixed asset reimbursements	5,652	5,435	4,677
Total	$57,596	$55,350	$47,972
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
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At December 31, 2017, the quarterly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually. Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we will pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2017	2016	2015
Advisory services fee
Base advisory fee	$34,650	$34,589	$33,833
Reimbursable expenses (1)	7,472	5,917	6,471
Equity-based compensation (2)	11,077	8,429	2,719
Incentive fee	—	5,426	—
Total advisory services fee	$53,199	$54,361	$43,023
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In connection with our acquisition of the Le Pavillon in 2015 and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. agreed to provide $4.0 million of key money consideration to purchase furniture, fixtures and equipment (“FF&E”). During the fourth quarter of 2016, the $4.0 million of key money consideration was invested in FF&E by Ashford Inc. to be used by Ashford Trust, which represented all of the key money consideration for Le Pavillon. The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee is allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. Lease expense of $633,000 and $112,000 was recognized for the years ended December 31, 2017 and 2016, respectively, and was included in “other” hotel expense in the consolidated statements of operations.
In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, have a right to provide products or services to our hotel properties, provided such transactions are evaluated and approved by our independent directors. The following table summarizes the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the fees paid by us for those services, the applicable classification on our consolidated financial statements and the amount payable to each entity (included in “due to Ashford Inc.”) (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2017						As of December 31, 2017
Company	Product or Service	Transaction Amount	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Revenue	Other Hotel Expenses	Corporate, General and Administrative	Due to (from) Ashford Inc.
OpenKey	Mobile key app	$60	$—	$—	$—	$60	$—	$8
Pure Rooms	“Allergy friendly” premium rooms	1,309	1,309	—	—	—	—	296
Lismore Capital	Mortgage placement services	913	—	(913)	—	—	—	—
J&S Audio Visual	Commissions from audio visual services	66	—	—	66	—	—	(52)
AIM	Cash management services	1,976	—	—	—	—	1,976	347
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
At December 31, 2017 and 2016, we had payables of $14.5 million and $15.7 million, respectively, included in due to Ashford Inc., net, associated with advisory services and hotel services fees payable.
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
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 131,000, 173,000 and 147,000 shares of restricted stock under the Ashford Trust Stock Plan during 2017, 2016 and 2015, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $645,000, $639,000 and $213,000 was recognized for the year ended December 31, 2017, 2016 and 2015, respectively. The unamortized fair value of the grants was $1.1 million as of December 31, 2017, which will be recognized over a period of 2.3 years, subject to future mark to market adjustments.
20. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is to acquire full service hotels in the upscale and upper upscale segments in domestic and international markets that have RevPAR generally less than twice the national average. During 2017, approximately 10% of our total hotel revenue was generated from nine hotel properties located in the Washington D.C. area. In addition, all hotel properties securing our mortgage loans are located domestically at December 31, 2017. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, U.S. government treasury bill holdings and amounts due or payable under our derivative contracts. At December 31, 2017, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017
Total revenue	$353,709	$390,670	$353,325	$341,566	$1,439,270
Total operating expenses	325,447	332,185	323,709	322,924	1,304,265
Operating income (loss)	$28,262	$58,485	$29,616	$18,642	$135,005
Income (loss) from continuing operations	$(31,937)	$10,428	$(28,726)	$(38,525)	$(88,760)
Income (loss) from continuing operations attributable to the Company	$(25,413)	$10,184	$(21,808)	$(29,971)	$(67,008)
Income (loss) from continuing operations attributable to common stockholders	$(36,369)	$(772)	$(37,755)	$(47,672)	$(122,568)
Diluted income (loss) from continuing operations attributable to common stockholders per share	$(0.39)	$(0.01)	$(0.40)	$(0.50)	$(1.30)	(1)
Weighted average diluted common shares	94,840	95,320	95,332	95,328	95,207
2016
Total revenue	$367,772	$410,670	$371,931	$341,670	$1,492,043
Total operating expenses	326,369	341,203	330,857	337,910	1,336,339
Operating income (loss)	$41,403	$69,467	$41,074	$3,760	$155,704
Income (loss) from continuing operations	$(12,139)	$35,135	$(25,138)	$(56,640)	$(58,782)
Income (loss) from continuing operations attributable to the Company	$(9,989)	$30,753	$(20,145)	$(46,904)	$(46,285)
Income (loss) from continuing operations attributable to common stockholders	$(18,479)	$22,262	$(35,144)	$(57,320)	$(88,681)
Diluted income (loss) from continuing operations attributable to common stockholders per share	$(0.20)	$0.23	$(0.37)	$(0.61)	$(0.95)	(1)
Weighted average diluted common shares	94,136	94,474	94,531	94,585	94,426
_________________
(1) The sum of the diluted income (loss) from continuing operations attributable to common stockholders per share for the four quarters in 2017 and 2016 differs from the annual diluted income (loss) from continuing operations attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.
22. Subsequent Event
On January 17, 2018, we refinanced our $376.8 million mortgage loan. The new mortgage loan totaled $395.0 million. The new mortgage loan has a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.92%. The Mortgage loan is secured by eight hotels: Embassy Suites Portland, Embassy Suites Crystal City, Embassy Suites Orlando, Embassy Suites Santa Clara, Crowne Plaza Key West, Hilton Costa Mesa, Sheraton Minneapolis, and Historic Inns of Annapolis.
On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ashford Hospitality Trust, Inc. and subsidiaries
Dallas, Texas
Opinion on Internal Control over Financial Reporting
We have audited Ashford Hospitality Trust, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule and our report dated March 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA LLP
Dallas, Texas
March 14, 2018

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officer, and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV

Item 15.	Exhibits, Financial Statement and Schedules

(a)	Financial Statements and Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 67 through 110 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on pages 115 through 119 hereof.
Schedule III – Real Estate and Accumulated Depreciation
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)	Exhibits
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 120 through 126.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2018.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ DOUGLAS A. KESSLER
Douglas A. Kessler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 14, 2018
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2018
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 14, 2018
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2018
Mark L. Nunneley

/s/ BENJAMIN J. ANSELL, M.D.	Director	March 14, 2018
Benjamin J. Ansell, M.D.

/s/ FREDERICK J. KLEISNER	Director	March 14, 2018
Frederick J. Kleisner

/s/ AMISH GUPTA	Director	March 14, 2018
Amish Gupta

/s/ KAMAL JAFARNIA	Director	March 14, 2018
Kamal Jafarnia

/s/ PHILLIP S. PAYNE	Director	March 14, 2018
Philip S. Payne

/s/ ALAN L. TALLIS	Director	March 14, 2018
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$23,810	$1,204	$9,388	$193	$7,000	$1,397	$16,388	$17,785	$7,643	08/1998		(1),(2),(3)
Embassy Suites	Dallas, TX	15,760	1,878	8,907	238	7,277	2,116	16,184	18,300	8,183	12/1998		(1),(2),(3)
Embassy Suites	Herndon, VA	17,639	1,303	9,836	277	9,460	1,580	19,296	20,876	8,826	12/1998		(1),(2),(3)
Embassy Suites	Las Vegas, NV	30,860	3,307	16,952	397	14,909	3,704	31,861	35,565	13,565	05/1999		(1),(2),(3)
Embassy Suites	Flagstaff, AZ	14,814	1,267	4,278	—	4,887	1,267	9,165	10,432	4,701		10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	18,150	1,799	10,404	—	7,120	1,799	17,524	19,323	6,290		03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	20,180	3,277	13,949	—	9,630	3,277	23,579	26,856	10,033		03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	34,513	5,791	34,819	—	14,928	5,791	49,747	55,538	15,962		12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	36,342	7,452	25,334	—	16,224	7,452	41,558	49,010	12,016		12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	44,802	36,065	41,588	—	8,954	36,065	50,542	86,607	16,468		04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	75,360	11,110	60,048	—	8,927	11,110	68,975	80,085	21,672		04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	62,473	8,948	46,239	—	9,158	8,948	55,397	64,345	15,162		04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	15,373	5,674	21,593	—	10,148	5,674	31,741	37,415	8,991		04/2007	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	11,980	1,751	9,164	—	5,295	1,751	14,459	16,210	4,599		11/2003	(1),(2),(3)
Hilton Garden Inn	Austin, TX	44,963	7,605	48,725	—	7,734	7,605	56,459	64,064	8,855		03/2015	(1),(2),(3)
Hilton Garden Inn	Baltimore, MD	19,337	4,027	20,199	—	65	4,027	20,264	24,291	1,709		03/2015	(1),(2),(3)
Hilton Garden Inn	Virginia Beach, VA	24,289	4,101	26,329	—	(68)	4,101	26,261	30,362	2,101		03/2015	(1),(2),(3)
Hilton Garden Inn	Wisconsin Dells, WI	12,000	867	14,318	—	1,678	867	15,996	16,863	1,584		08/2015	(1),(2),(3)
Hilton	Ft. Worth, TX	51,023	4,538	13,922	—	18,649	4,538	32,571	37,109	15,597		03/2005	(1),(2),(3)
Hilton	Houston, TX	20,330	2,200	13,247	—	9,764	2,200	23,011	25,211	10,012		03/2005	(1),(2),(3)
Hilton	St. Petersburg, FL	49,660	2,991	13,907	—	20,367	2,991	34,274	37,265	15,702		03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	17,909	7,004	10,689	—	11,019	7,004	21,708	28,712	10,190		12/2006	(1),(2),(3)
Hilton	Bloomington, MN	52,644	5,685	59,139	—	14,055	5,685	73,194	78,879	24,690		04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	64,960	12,917	91,791	—	16,729	12,917	108,520	121,437	35,054		04/2007	(1),(2),(3)
Hilton	Boston, MA	97,000	62,555	134,407	—	12,165	62,555	146,572	209,127	12,768		03/2015	(1),(2),(3)
Hilton	Parsippany, NJ	52,195	7,293	58,098	—	10,358	7,293	68,456	75,749	14,022		03/2015	(1),(2),(3)
Hilton	Tampa, FL	21,067	5,206	21,186	—	9,315	5,206	30,501	35,707	3,590		03/2015	(1),(2),(3)
Hampton Inn	Lawrenceville, GA	5,628	697	3,808	—	3,069	697	6,877	7,574	2,543		11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	11,330	1,301	5,034	—	2,638	1,301	7,672	8,973	3,577		09/2004	(1),(2),(3)
Hampton Inn	Parsippany, NJ	22,010	3,268	24,306	—	2,828	3,268	27,134	30,402	3,065		03/2015	(1),(2),(3)
Hampton Inn	Buford, GA	8,964	1,168	5,338	—	1,274	1,168	6,612	7,780	2,636		07/2004	(1),(2),(3)
Hampton Inn	Phoenix, AZ	11,267	853	10,145	—	101	853	10,246	11,099	809		06/2015	(1),(2),(3)
Hampton Inn - Waterfront	Pittsburgh, PA	12,786	2,335	18,663	—	(517)	2,335	18,146	20,481	1,312		06/2015	(1),(2),(3)
Hampton Inn - Washington	Pittsburgh, PA	17,341	2,760	19,739	—	1,351	2,760	21,090	23,850	2,987		06/2015	(1),(2),(3)
Hampton Inn	Columbus, OH	21,017	1,789	27,210	—	2,126	1,789	29,336	31,125	4,195		06/2015	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Marriott	Beverly Hills, CA	97,898	6,510	22,061	—	31,305	6,510	53,366	59,876	22,959		03/2005	(1),(2),(3)
Marriott	Durham, NC	23,714	1,794	25,056	—	12,513	1,794	37,569	39,363	11,181		02/2006	(1),(2),(3)
Marriott	Arlington, VA	95,207	20,637	101,376	—	54,444	20,637	155,820	176,457	49,996		07/2006	(1),(2),(3)
Marriott	Bridgewater, NJ	64,520	5,059	89,268	—	4,430	5,059	93,698	98,757	27,437		04/2007	(1),(2),(3)
Marriott	Dallas, TX	24,624	2,701	30,893	—	14,693	2,701	45,586	48,287	13,292		04/2007	(1),(2),(3)
Marriott	Fremont, CA	60,684	5,800	44,200	—	(1,675)	5,800	42,525	48,325	5,697		8/2014	(1),(2),(3)
Marriott	Memphis, TN	33,300	6,210	37,284	—	1,090	6,210	38,374	44,584	5,286		02/2015	(1),(2),(3)
Marriott	Irving, TX	72,318	8,330	82,272	—	6,515	8,330	88,787	97,117	7,514		03/2015	(1),(2),(3)
Marriott	Omaha, NE	45,120	6,641	49,887	—	8,112	6,641	57,999	64,640	5,873		03/2015	(1),(2),(3)
Marriott	San Antonio, TX	33,329	9,764	31,384	2,024	1,955	11,788	33,339	45,127	3,306		03/2015	(1),(2),(3)
Marriott	Sugarland, TX	78,606	9,047	84,043	—	(2,570)	9,047	81,473	90,520	6,230		03/2015	(1),(2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	—	1,348	7,111	—	3,455	1,348	10,566	11,914	3,852		11/2003	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	14,164	2,502	13,206	—	4,521	2,502	17,727	20,229	6,961		05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	6,861	1,106	5,021	—	3,223	1,106	8,244	9,350	2,200		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	9,879	1,132	6,089	—	1,038	1,132	7,127	8,259	2,741		07/2004	(1),(2),(3)
SpringHill Suites by Marriott (5)	Centreville, VA	5,992	1,806	11,712	(1,806)	(11,712)	—	—	—	—		06/2005	(1),(2),(3),(4)
SpringHill Suites by Marriott	Charlotte, NC	13,284	1,235	6,818	—	963	1,235	7,781	9,016	2,746		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	6,929	1,090	3,991	—	1,097	1,090	5,088	6,178	1,932		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Manhattan Beach, CA	24,430	5,726	21,187	—	1,484	5,726	22,671	28,397	6,776		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	14,498	3,210	24,578	—	1,768	3,210	26,346	29,556	7,744		04/2007	(1),(2),(3)
SpringHill Suites by Marriott (5)	Glen Allen, VA	7,277	2,045	15,802	(2,045)	(15,802)	—	—	—	—		04/2007	(1),(2),(3),(4)
Fairfield Inn by Marriott	Kennesaw, GA	5,382	840	4,359	—	865	840	5,224	6,064	2,079		07/2004	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	14,520	900	10,741	—	4,303	900	15,044	15,944	5,617		09/2004	(1),(2),(3)
Courtyard by Marriott - Tremont	Boston, MA	87,253	24,494	85,246	—	13,821	24,494	99,067	123,561	14,639		03/2015	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	4,981	673	4,804	—	3,984	673	8,788	9,461	3,236		09/2004	(1),(2),(3)
Courtyard by Marriott	Denver, CO	31,128	9,342	29,656	—	3,049	9,342	32,705	42,047	5,219		03/2015	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	18,834	1,352	12,266	—	1,632	1,352	13,898	15,250	5,161		09/2004	(1),(2),(3)
Courtyard by Marriott	Gaithersburg, MD	28,456	5,128	30,522	—	1,318	5,128	31,840	36,968	2,431		03/2015	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	43,350	5,411	38,610	—	9,378	5,411	47,988	53,399	15,108		06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	21,264	2,244	18,520	—	6,463	2,244	24,983	27,227	8,260		06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	9,144	1,868	14,030	—	5,486	1,868	19,516	21,384	7,458		06/2005	(1),(2),(3)
Courtyard by Marriott	Savannah, GA	30,892	6,948	31,755	—	(499)	6,948	31,256	38,204	2,414		03/2015	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	22,150	2,447	16,005	—	3,523	2,447	19,528	21,975	6,633		06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	20,040	2,244	12,345	—	4,071	2,244	16,416	18,660	6,005		06/2005	(1),(2),(3)
Courtyard by Marriott	Oakland, CA	23,714	5,112	19,429	—	4,295	5,112	23,724	28,836	7,307		04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AZ	16,048	3,700	22,134	—	4,719	3,700	26,853	30,553	8,561		04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	16,958	2,115	22,360	—	2,286	2,115	24,646	26,761	7,630		04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	29,993	2,863	10,723	—	3,785	2,863	14,508	17,371	5,239		04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	6,530	1,301	7,430	—	2,187	1,301	9,617	10,918	3,480		04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	38,528	5,419	45,304	—	7,413	5,419	52,717	58,136	15,084		04/2007	(1),(2),(3)
Courtyard by Marriott	Wichita, KS	18,380	291	23,090	—	505	291	23,595	23,886	3,191		06/2015	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Courtyard by Marriott - Billerica	Boston, MA	29,807	3,528	29,352	—	3,972	3,528	33,324	36,852	5,780		06/2015	(1),(2),(3)
Homewood Suites	Pittsburgh, PA	25,492	1,906	28,093	—	1,762	1,906	29,855	31,761	2,473		06/2015	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	26,125	2,555	20,367	—	9,280	2,555	29,647	32,202	9,876		03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	7,980	961	5,972	—	3,531	961	9,503	10,464	3,793		09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	26,712	6,554	40,539	—	11,868	6,554	52,407	58,961	15,376		06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	26,650	2,752	34,979	—	6,167	2,752	41,146	43,898	13,671		06/2005	(1),(2),(3)
Marriott Residence Inn	San Diego, CA	29,840	3,156	29,514	—	5,671	3,156	35,185	38,341	13,025		06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	16,428	1,897	16,357	—	4,440	1,897	20,797	22,694	8,097		06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	27,394	18,177	39,568	(6,184)	(11,655)	11,993	27,913	39,906	5,269		04/2007	(1),(2),(3)
Marriott Residence Inn	Phoenix, AZ	17,868	4,100	23,187	—	6,363	4,100	29,550	33,650	10,236		04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	12,085	2,045	16,869	—	3,350	2,045	20,219	22,264	6,867		04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	31,771	3,272	11,706	—	5,070	3,272	16,776	20,048	6,645		04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	7,000	1,462	8,306	—	4,244	1,462	12,550	14,012	4,622		04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	10,216	1,997	16,084	—	5,039	1,997	21,123	23,120	5,586		05/2007	(1),(2),(3)
Marriott Residence Inn	Stillwater, OK	7,911	930	15,070	—	2,924	930	17,994	18,924	2,572		06/2015	(1),(2),(3)
Marriott Residence Inn	Tampa, FL	17,293	2,175	19,491	—	3,426	2,175	22,917	25,092	1,824		03/2015	(1),(2),(3)
TownePlace Suites by Marriott	Manhattan Beach, CA	18,168	4,805	17,543	—	4,606	4,805	22,149	26,954	6,695		04/2007	(1),(2),(3)
Ritz-Carlton	Atlanta, GA	68,702	2,477	80,139	—	15,250	2,477	95,389	97,866	7,578		03/2015	(1),(2),(3)
One Ocean	Atlantic Beach, FL	32,574	5,815	14,817	—	26,534	5,815	41,351	47,166	22,103		04/2004	(1),(2),(3)
Renaissance	Nashville, TN	114,968	20,671	158,260	—	10,347	20,671	168,607	189,278	14,536		03/2015	(1),(2),(3)
Renaissance	Palm Springs, CA	50,544	—	74,112	—	11,174	—	85,286	85,286	7,439		03/2015	(1),(2),(3)
Sheraton Hotel	Ann Arbor, MI	35,200	4,158	35,042	—	(295)	4,158	34,747	38,905	2,685		06/2015	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	10,306	2,037	12,424	—	12,837	2,037	25,261	27,298	12,030		07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	21,591	2,953	14,280	—	10,538	2,953	24,818	27,771	11,211		03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	60,410	3,100	22,041	—	26,023	3,100	48,064	51,164	21,396		03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	47,316	4,023	39,363	—	15,475	4,023	54,838	58,861	18,119		12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	29,185	7,294	36,382	—	8,497	7,294	44,879	52,173	15,345		12/2006	(1),(2),(3)
Hyatt Regency	Coral Gables, FL	63,379	4,805	50,820	—	15,203	4,805	66,023	70,828	20,464		04/2007	(1),(2),(3)
Hyatt Regency	Hauppauge, NY	33,486	6,284	35,669	—	(2,062)	6,284	33,607	39,891	4,934		03/2015	(1),(2),(3)
Hyatt Regency	Savannah, GA	69,252	14,041	72,721	—	11,043	14,041	83,764	97,805	8,765		03/2015	(1),(2),(3)
Crowne Plaza	Key West, FL	72,007	—	27,514	—	17,112	—	44,626	44,626	19,709		03/2005	(1),(2),(3)
Crowne Plaza	Annapolis, MD	—	—	9,903	—	8,810	—	18,713	18,713	3,542		03/2015	(1),(2),(3)
Annapolis Inn	Annapolis, MD	20,234	3,028	7,833	—	9,206	3,028	17,039	20,067	7,481		03/2005	(1),(2),(3)
Lakeway Resort & Spa	Austin, TX	25,100	4,541	28,940	—	5,296	4,541	34,236	38,777	6,589		02/2015	(1),(2),(3)
Silversmith	Chicago, IL	21,695	4,782	22,398	—	991	4,782	23,389	28,171	4,479		03/2015	(1),(2),(3)
The Churchill	Washington, DC	46,456	25,898	32,304	—	12,266	25,898	44,570	70,468	6,013		03/2015	(1),(2),(3)
The Melrose	Washington, DC	73,261	29,277	62,507	—	(1,283)	29,277	61,224	90,501	4,871		03/2015	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Le Pavillon	New Orleans, LA	43,750	10,933	51,549	(2,600)	7,084	8,333	58,633	66,966	4,630		06/2015	(1),(2),(3)
The Ashton	Ft. Worth, TX	5,336	800	7,187	—	1,333	800	8,520	9,320	1,265		07/2014	(1),(2),(3)
Westin	Princeton, NJ	49,732	6,475	52,195	—	6,260	6,475	58,455	64,930	5,419		03/2015	(1),(2),(3)
W	Atlanta, GA	40,500	2,353	54,383	—	(629)	2,353	53,754	56,107	4,068		07/2015	(1),(2),(3)
W	Minneapolis, MN	53,789	8,430	79,713	—	806	8,430	80,519	88,949	7,095		11/2015	(1),(2),(3)
Le Meridien	Minneapolis, MN	—	2,752	12,248	—	1,800	2,752	14,048	16,800	961		07/2015	(1),(2),(3)
Hotel Indigo	Atlanta, GA	16,100	3,230	23,713	—	168	3,230	23,881	27,111	1,460		10/2015	(1),(2),(3)
WorldQuest Resort	Orlando, FL	—	1,432	9,870	(49)	1,136	1,383	11,006	12,389	2,201		03/2011	(1),(2),(3)
Total		$3,723,568	$664,232	$3,626,591	$(9,555)	$783,026	$654,677	$4,409,617	$5,064,294	$1,028,379
_________________________
(1) Estimated useful life for buildings is 39 years.
(2) Estimated useful life for building improvements is 7.5 years.
(3) Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4) Amounts include impairment charges.
(5) These hotel properties were held for sale as of December 31, 2017.

	Year Ended December 31,
	2017	2016	2015
Investment in Real Estate:
Beginning balance	$5,054,564	$5,181,466	$2,719,716
Additions	225,461	206,022	2,531,312
Impairment/write-offs	(111,820)	(85,338)	(57,596)
Sales/disposals	(85,709)	(227,988)	(11,966)
Assets held for sale	(18,202)	(19,598)	—
Ending balance	5,064,294	5,054,564	5,181,466
Accumulated Depreciation:
Beginning balance	894,001	761,782	591,105
Depreciation expense	247,220	245,953	211,434
Impairment/write-offs	(101,008)	(67,022)	(37,647)
Sales/disposals	(11,364)	(44,346)	(3,110)
Assets held for sale	(470)	(2,366)	—
Ending balance	1,028,379	894,001	761,782
Investment in Real Estate, net	$4,035,915	$4,160,563	$4,419,684

EXHIBIT INDEX

Exhibit	Description
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

3.2	Amendment Number Two to Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on May 22, 2017) (File No. 00131775)
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
4.4
Articles Supplementary for Series F Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on July 11, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed July 12, 2016) (File No. 001-31775)

4.5
Articles Supplementary for Series G Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on October 17, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on October 18, 2016) (File No. 001-31775)

4.6
Articles Supplementary for Series H Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on August 18, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 22, 2017) (File No. 001-31775)

4.7
Articles Supplementary for Series I Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on November 14, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 14, 2017) (File No. 001-31775)

10.1
Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 15, 2016) (File No. 001-31775)

10.1.2
Amendment No. 1 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated July 12, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 12, 2016) (File No. 001-31775)

10.1.3
Amendment No. 2 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated October 18, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on October 18, 2016) (File No. 001-31775)

10.1.4
Amendment No. 3 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated August 25, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 25, 2017) (File No. 001-31775)

10.1.5
Amendment No. 4 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated November 17, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on November 17, 2017) (File No. 001-31775)

10.1.6
Amendment No. 5 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 14, 2017) (File No. 001-31775)

10.2
Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003) (File No. 001-31775)

Exhibit	Description
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
10.3.2.2†
Amendment No. 3 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed May 22, 2017) (File No.001-31775)

10.3.3†	Form of LTIP Unit Award Agreement, dated March 21, 2008 (incorporated by reference to Exhibit 10.3.3 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)
10.3.4†	Form of Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on April 7, 2016) (File No. 001-31775)
10.3.5†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on April 7, 2016) (File No. 001-31775)
10.3.6†	Amended and Restated Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3.6 of Form 10-K, filed on March 16, 2017) (File No. 001-31775)
10.3.7†	Amended and Restated Form of Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3.7 of Form 10-K, filed on March 16, 2017) (File No. 001-31775)
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

10.29	Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 15, 2014) (File No. 001-31775)

Exhibit	Description
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

Exhibit	Description
10.45
Mezzanine D Loan Agreement, dated March 6, 2015, between HH Mezz Borrower A-4 LLC and HH Mezz Borrower G-4 LLC, collectively as Borrower, and Column Financial, Inc., as Lender(incorporated by reference to Exhibit 10.5 to Form 8-K, filed on March 12, 2015, for the event dated March 6, 2015) (File No. 001-31775)

10.46
Equity Distribution Agreement, dated May 15, 2015, between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford Hospitality Advisors LLC and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to Form 8-K, filed May 18, 2015) (File No. 001-31775)

10.47
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Trust, Inc., and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2015) (File No. 001-31775)

10.48
Restricted Stock Award Agreement, dated February 20, 2017, by and between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2017) (File No. 001-31775).

10.49
Amended and Restated Employment Agreement, dated as of February 20, 2017, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Douglas A. Kessler (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 21, 2017) (File No. 001-31775).

10.50
Indemnification Agreement, dated as of February 20, 2017, by and between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 21, 2017) (File No. 001-31775).

12*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1*	Registrant’s Subsidiaries Listing as of December 31, 2017
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, 2017
23.1*	Consent of BDO USA LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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