Form 10-Q
period 2018-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2018-05-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	98,636,320
(Class)	Outstanding at May 7, 2018

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Investments in hotel properties, net	$4,034,591	$4,035,915
Cash and cash equivalents	277,686	354,805
Restricted cash	137,145	116,787
Marketable securities	35,976	26,926
Accounts receivable, net of allowance of $746 and $770, respectively	54,578	44,257
Inventories	4,270	4,244
Investment in unconsolidated entities	3,034	2,955
Deferred costs, net	2,784	2,777
Prepaid expenses	29,267	19,269
Derivative assets, net	2,388	2,010
Other assets	16,685	14,152
Intangible assets, net	9,913	9,943
Due from related party, net	2,140	—
Due from third-party hotel managers	19,335	17,387
Assets held for sale	7,677	18,423
Total assets	$4,637,469	$4,669,850
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,712,790	$3,696,300
Accounts payable and accrued expenses	143,163	132,401
Dividends and distributions payable	26,824	25,045
Due to Ashford Inc., net	12,917	15,146
Due to related party, net	—	1,067
Due to third-party hotel managers	2,059	2,431
Intangible liabilities, net	15,750	15,839
Other liabilities	19,778	18,376
Liabilities related to assets held for sale	6,962	13,977
Total liabilities	3,940,243	3,920,582
Commitments and contingencies (note 14)
Redeemable noncontrolling interests in operating partnership	112,967	116,122
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 2,389,393 shares issued and outstanding at March 31, 2018 and December 31, 2017	24	24
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	62	62
Series H Cumulative Preferred Stock, 3,800,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	38	38
Series I Cumulative Preferred Stock, 5,400,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	54	54
Common stock, $0.01 par value, 400,000,000 shares authorized, 98,654,148 and 97,409,113 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	987	974
Additional paid-in capital	1,789,501	1,784,997
Accumulated deficit	(1,207,063)	(1,153,697)
Total stockholders’ equity of the Company	583,651	632,500
Noncontrolling interests in consolidated entities	608	646
Total equity	584,259	633,146
Total liabilities and equity	$4,637,469	$4,669,850
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue
Rooms	$270,693	$276,705
Food and beverage	55,044	62,850
Other hotel revenue	15,491	13,766
Total hotel revenue	341,228	353,321
Other	979	388
Total revenue	342,207	353,709
Expenses
Hotel operating expenses:
Rooms	59,086	59,873
Food and beverage	38,465	42,170
Other expenses	106,383	111,733
Management fees	12,737	12,826
Total hotel expenses	216,671	226,602
Property taxes, insurance, and other	18,359	18,333
Depreciation and amortization	63,047	64,698
Impairment charges	1,660	—
Transaction costs	2	3
Advisory services fee	17,077	10,641
Corporate general and administrative	2,129	5,170
Total expenses	318,945	325,447
Operating income (loss)	23,262	28,262
Equity in earnings (loss) of unconsolidated entities	(588)	(763)
Interest income	746	208
Gain (loss) on sale of hotel properties	(9)	(83)
Other income (expense)	76	(3,120)
Interest expense and amortization of premiums and loan costs	(54,743)	(55,305)
Write-off of premiums, loan costs and exit fees	(2,050)	(54)
Unrealized gain (loss) on marketable securities	(558)	(3,346)
Unrealized gain (loss) on derivatives	329	1,418
Income (loss) before income taxes	(33,535)	(32,783)
Income tax (expense) benefit	886	846
Net income (loss)	(32,649)	(31,937)
(Income) loss from consolidated entities attributable to noncontrolling interest	38	31
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,340	6,493
Net income (loss) attributable to the Company	(26,271)	(25,413)
Preferred dividends	(10,644)	(10,956)
Net income (loss) attributable to common stockholders	$(36,915)	$(36,369)

Income (loss) per share - basic and diluted:
Basic:
Net income (loss) attributable to common stockholders	$(0.39)	$(0.39)
Weighted average common shares outstanding – basic	95,367	94,840
Diluted:
Net income (loss) attributable to common stockholders	$(0.39)	$(0.39)
Weighted average common shares outstanding – diluted	95,367	94,840

Dividends declared per common share	$0.12	$0.12
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(32,649)	$(31,937)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	(32,649)	(31,937)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	38	31
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,340	6,493
Comprehensive income (loss) attributable to the Company	$(26,271)	$(25,413)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	97,409	$974	$1,784,997	$(1,153,697)	$646	$633,146	$116,122
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(228)	(2)	(1,460)	—	—	(1,462)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	5,886	—	—	5,886	1,116
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(14)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1,487	15	108	—	—	123	49
Cost for issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	—	(30)	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,961)	—	(11,961)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred shares- Series G	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)	—
Dividends declared – preferred shares- Series H	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred shares- Series I	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,470)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,490)	—	(4,490)	4,490
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,271)	(38)	(26,309)	(6,340)
Balance at March 31, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	98,654	$987	$1,789,501	$(1,207,063)	$608	$584,259	$112,967
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(32,649)	$(31,937)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	63,047	64,698
Impairment charges	1,660	—
Amortization of intangibles	(59)	(60)
Recognition of deferred income	144	(114)
Bad debt expense	509	183
Deferred income tax expense (benefit)	(1,147)	(1,134)
Equity in (earnings) loss of unconsolidated entities	588	763
(Gain) loss on sale of hotel properties, net	9	83
Realized and unrealized (gain) loss on marketable securities	448	3,346
Purchases of marketable securities	(10,773)	(543)
Sales of marketable securities	1,275	—
Net settlement of trading derivatives	180	323
Realized and unrealized (gain) loss on derivatives	(329)	1,885
Amortization of loan costs and premiums, write-off of premiums, loan costs and exit fees	4,434	4,866
Equity-based compensation	7,002	428
Changes in operating assets and liabilities, exclusive of effect of dispositions of hotel properties:
Accounts receivable and inventories	(11,389)	(12,827)
Prepaid expenses and other assets	(11,348)	(7,273)
Accounts payable and accrued expenses	12,275	25,767
Due to/from related party	(3,821)	(2,551)
Due to/from third-party hotel managers	(2,424)	(5,282)
Due to/from Braemar OP, net	—	(494)
Due to/from Ashford Inc., net	(2,229)	(1,247)
Other liabilities	1,258	660
Net cash provided by (used in) operating activities	16,661	39,540
Cash Flows from Investing Activities
Investment in unconsolidated entity	(667)	(650)
Acquisition of hotel properties and assets, net of cash acquired	(110)	—
Improvements and additions to hotel properties	(64,006)	(56,765)
Net proceeds from sales of assets/properties	10,535	17,325
Liquidation of AQUA U.S. Fund	—	48,363
Payments for initial franchise fees	(75)	(75)
Proceeds from property insurance	651	190
Net cash provided by (used in) investing activities	(53,672)	8,388
Cash Flows from Financing Activities
Borrowings on indebtedness	401,528	—
Repayments of indebtedness	(394,704)	(43,441)
Payments for loan costs and exit fees	(1,997)	(623)
Payments for dividends and distributions	(23,173)	(24,219)
Purchases of common stock	(1,462)	6
Payments for derivatives	(229)	(280)
Other	19	88
Net cash provided by (used in) financing activities	(20,018)	(68,469)
Net increase (decrease) in cash, cash equivalents and restricted cash	(57,029)	(20,541)
Cash, cash equivalents and restricted cash at beginning of period	472,072	492,473
Cash, cash equivalents and restricted cash and at end of period	$415,043	$471,932

	Three Months Ended March 31,
	2018	2017
Supplemental Cash Flow Information
Interest paid	$52,168	$50,110
Income taxes paid (refunded)	(255)	—
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$18,705	$13,313
Dividends and distributions declared but not paid	26,824	25,786
Common stock repurchase accrued but not paid	—	1,281
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$354,805	$347,091
Cash and cash equivalents at beginning of period included in assets held for sale	78	976
Restricted cash at beginning of period	116,787	144,014
Restricted cash at beginning of period included in assets held for sale	402	392
Cash, cash equivalents and restricted cash at beginning of period	$472,072	$492,473

Cash and cash equivalents at end of period	$277,686	$306,670
Cash and cash equivalents at end of period included in assets held for sale	1	—
Restricted cash at end of period	137,145	165,262
Restricted cash at end of period included in assets held for sale	211	—
Cash, cash equivalents and restricted cash at end of period	$415,043	$471,932
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
As of March 31, 2018, we owned interests in the following assets:

•
119 consolidated hotel properties, including 117 (one which is held for sale) directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 24,922 total rooms (or 24,895 net rooms excluding those attributable to our partner);

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);

•	a 28.4% ownership in Ashford Inc. common stock with a carrying value of $0 and a fair value of $57.3 million; and

•	a 16.3% ownership in OpenKey with a carrying value of $3.0 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2018, our 119 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of March 31, 2018, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 81 of our 119 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.
2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2017 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The following dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
Renaissance	Portsmouth, VA	Disposition	February 1, 2017
Embassy Suites	Syracuse, NY	Disposition	March 6, 2017
Crowne Plaza Ravinia	Atlanta, GA	Disposition	June 29, 2017
SpringHill Suites	Glen Allen, VA	Disposition	February 20, 2018
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
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 16.3% to 28.4%, at March 31, 2018, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entities. No such impairment was recorded for the three months ended March 31, 2018 and 2017.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Each VIE, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
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
Recently Adopted Accounting Standards—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update replaces most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. This standard, referred to as “Topic 606,” does not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations. Therefore, Topic 606 does not impact the recognition of hotel sales. We adopted this standard effective January 1, 2018, under the modified retrospective method, and the adoption of this standard did not have a material impact on our consolidated financial statements. See related disclosures in note 3.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a Consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2018 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. We adopted this standard effective January 1, 2018. Under the new standard, certain future hotel acquisitions may be considered asset acquisitions rather than business

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions).
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU “2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective method. We adopted this standard effective January 1, 2018, under the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
3. Revenue
On January 1, 2018, we adopted Topic 606 using the modified retrospective method. As the adoption of this standard did not have a material impact on our consolidated financial statements, no adjustments to opening retained earnings were made as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605-Revenue Recognition.
Rooms revenue represents revenue from the occupancy of our hotel rooms and is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.
Food & Beverage (“F&B”) revenue consists of revenue from the restaurants and lounges at our hotel properties, In-room dining and mini-bars revenue, and banquet/catering revenue from group and social functions. Other F&B revenue may include revenue from audio-visual equipment/services, rental of function rooms, and other F&B related revenue. Revenue is recognized as the services or products are provided. Our hotel properties may employ third parties to provide certain services at the property, for example, audio visual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenue as appropriate (i.e. gross vs. net).
Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, resort and destination fees, spas, parking, entertainment and other guest services, as well as rental revenue; primarily consisting of leased retail outlets at our hotel properties. Attrition and cancellation fees are recognized for non-cancellable deposits when the customer provides notification of cancellation within established management policy time frames.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables presents our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended March 31, 2018
Primary Geographical Markets	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$17,259	$4,439	$1,343	$—	$23,041
Boston, MA Area	3	9,166	1,402	776	—	11,344
Dallas / Ft. Worth Area	7	16,482	4,963	779	—	22,224
Houston, TX Area	3	6,972	2,642	215	—	9,829
Los Angeles, CA Metro Area	6	20,581	4,456	999	—	26,036
Miami, FL Metro Area	3	9,994	2,555	294	—	12,843
Minneapolis - St. Paul, MN-WI Area	4	8,844	2,261	1,120	—	12,225
Nashville, TN Area	1	10,978	2,320	472	—	13,770
New York / New Jersey Metro Area	6	16,323	4,923	744	—	21,990
Orlando, FL Area	3	8,341	371	196	—	8,908
Philadelphia, PA Area	3	4,907	1,030	189	—	6,126
San Diego, CA Area	2	4,173	240	221	—	4,634
San Francisco - Oakland, CA Metro Area	6	18,486	1,918	466	—	20,870
Tampa, FL Area	3	9,064	1,915	859	—	11,838
Washington DC - MD - VA Area	9	24,314	5,146	1,238	—	30,698
Other Areas	51	83,091	14,430	5,236	—	102,757
Orlando WorldQuest	—	1,391	33	338	—	1,762
Sold properties	1	327	—	6	—	333
Corporate	—	—	—	—	979	979
Total	120	$270,693	$55,044	$15,491	$979	$342,207

	Three Months Ended March 31, 2017
Primary Geographical Markets	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$17,160	$4,985	$1,077	$—	$23,222
Boston, MA Area	3	8,867	1,780	698	—	11,345
Dallas / Ft. Worth Area	7	15,688	5,053	817	—	21,558
Houston, TX Area	3	7,126	2,304	161	—	9,591
Los Angeles, CA Metro Area	6	20,382	4,774	1,154	—	26,310
Miami, FL Metro Area	3	9,369	2,572	256	—	12,197
Minneapolis - St. Paul, MN-WI Area	4	7,878	2,197	933	—	11,008
Nashville, TN Area	1	11,797	5,548	287	—	17,632
New York / New Jersey Metro Area	6	15,656	5,579	491	—	21,726
Orlando, FL Area	3	8,372	585	185	—	9,142
Philadelphia, PA Area	3	4,683	850	189	—	5,722
San Diego, CA Area	2	4,158	381	165	—	4,704
San Francisco - Oakland, CA Metro Area	6	18,290	1,750	487	—	20,527
Tampa, FL Area	3	9,316	2,346	244	—	11,906
Washington DC - MD - VA Area	9	27,503	5,622	1,295	—	34,420
Other Areas	51	83,310	14,405	4,832	—	102,547
Orlando WorldQuest	—	1,317	38	367	—	1,722
Sold properties	4	5,833	2,081	128	—	8,042
Corporate	—	—	—	—	388	388
Total	123	$276,705	$62,850	$13,766	$388	$353,709

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$653,293	$653,293
Buildings and improvements	3,919,109	3,895,112
Furniture, fixtures, and equipment	492,845	468,420
Construction in progress	37,892	35,273
Condominium properties	12,233	12,196
Total cost	5,115,372	5,064,294
Accumulated depreciation	(1,080,781)	(1,028,379)
Investments in hotel properties, net	$4,034,591	$4,035,915
5. Hotel Dispositions, Impairment Charges, Insurance Recoveries and Assets Held For Sale
Hotel Dispositions
On February 1, 2017, the Company sold the Renaissance hotel in Portsmouth, Virginia (“Renaissance Portsmouth”) for approximately $9.2 million in cash. The sale resulted in a loss of $43,000 for the year ended December 31, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $20.2 million of debt associated with the hotel property. See note 7.
On March 6, 2017, the Company sold the Embassy Suites in Syracuse, New York (“Embassy Suites Syracuse”) for approximately $8.8 million in cash. The sale resulted in a loss of $40,000 for the year ended December 31, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $20.6 million of debt associated with the hotel property. See note 7.
On June 29, 2017, the Company sold the Crowne Plaza Ravinia in Atlanta, Georgia for approximately $88.7 million in cash. The sale resulted in a gain of $14.1 million for the year ended December 31, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $78.7 million of debt associated with the hotel property. See note 7.
On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million in cash. The sale resulted in a loss of approximately $9,000 for the three months ended March 31, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.6 million of debt associated with the hotel property. See note 7.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We included the results of operations for these hotel properties through the date of disposition in net income (loss). The following table includes condensed financial information from these hotel properties in the consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Total hotel revenue	$333	$8,042
Total hotel operating expenses	(320)	(6,426)
Operating income (loss)	13	1,616
Property taxes, insurance and other	(44)	(422)
Depreciation and amortization	—	(1,529)
Gain (loss) on sale of hotel properties	(9)	(83)
Interest expense and amortization of loan costs	(127)	(1,577)
Write-off of loan costs and exit fees	(61)	(54)
Income (loss) before income taxes	(228)	(2,049)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	33	316
Net income (loss) attributable to the Company	$(195)	$(1,733)
Impairment Charges and Insurance Recoveries
In August and September 2017, twenty-four of our hotel properties in Texas and Florida were impacted by the effects of Hurricanes Harvey and Irma. The Company holds insurance policies that provide coverage for property damage and business interruption after meeting certain deductibles at all of its hotel properties. During 2017, the Company recognized impairment charges, net of anticipated insurance recoveries of $2.0 million. Additionally, the Company recognized remediation and other costs, net of anticipated insurance recoveries of $2.8 million, included primarily in other hotel operating expenses. As of December 31, 2017, the Company has recorded an insurance receivable of $267,000, net of deductibles of $4.8 million, included in “accounts receivable, net” on our consolidated balance sheet, related to the anticipated insurance recoveries. During the year ended December 31, 2017, the Company received proceeds of $612,000 for business interruption losses associated with lost profits, which has been recorded as “other” hotel revenue in our consolidated statement of operations, in excess of the deductible of $360,000.
For the three months ended March 31, 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $401,000, which is included in “other” hotel revenue in our consolidated statement of operations and recorded an additional increase to the insurance receivable of $64,000 associated with property damage from the hurricanes. We received additional proceeds of $500,000 associated with property damage from the hurricanes during the three months ended March 31, 2018. The Company will not record an insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.
Additionally, for the three months ended March 31, 2018, we recorded a $2.0 million impairment charge at the SpringHill Suites in Centreville, Virginia (“SpringHill Suites Centreville”). We also recorded impairment credits of $302,000 based on changes in estimates of property damages incurred from Hurricanes Harvey and Irma. For the year ended December 31, 2017, we recorded impairment charges of $8.2 million related to the SpringHill Suites Centreville and the SpringHill Suites in Glen Allen, Virginia (“SpringHill Suites Glen Allen”) in the amounts of $4.7 million and $3.5 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. SpringHill Suites Glen Allen was sold on February 20, 2018. SpringHill Suites Centreville is currently held for sale and the sale was completed on May 1, 2018. See discussion below.
Assets Held For Sale
At December 31, 2017, the SpringHill Suites Centreville and the SpringHill Suites Glen Allen were classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2.
On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million. The sale resulted in a loss of $9,000 for the three months ended March 31, 2018, and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Since the sale of the hotel properties does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operation were not reported as discontinued operations in the consolidated financial statements. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. At March 31, 2018, the SpringHill Suites Centreville was classified as held for sale.
The major classes of assets and liabilities related to the assets held for sale included in the consolidated balance sheets at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Assets
Investments in hotel properties, net	$7,225	$17,732
Cash and cash equivalents	1	78
Restricted cash	211	402
Accounts receivable	89	127
Inventories	—	1
Prepaid expenses	6	21
Other assets	10	31
Due from third-party hotel managers	135	31
Assets held for sale	$7,677	$18,423

Liabilities
Indebtedness, net	$5,992	$13,221
Accounts payable and accrued expenses	970	662
Due to related party, net	—	94
Liabilities related to assets held for sale	$6,962	$13,977
6. Investment in Unconsolidated Entities
Ashford Inc.
We hold approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 28.4% ownership interest in Ashford Inc. as of March 31, 2018, with a carrying value of $0 and a fair value of $57.3 million.
The following tables summarize the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 and the condensed consolidated statements of operations of Ashford Inc. and our equity in earnings (loss) for the three months ended March 31, 2018 and 2017 (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2018	December 31, 2017
Total assets	$119,597	$114,810
Total liabilities	$82,830	$78,742
Redeemable noncontrolling interests	4,662	5,111
Total stockholders’ equity of Ashford Inc.	30,545	30,185
Noncontrolling interests in consolidated entities	1,560	772
Total equity	32,105	30,957
Total liabilities and equity	$119,597	$114,810
Our ownership interest in Ashford Inc.	$—	$437

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2018	2017
Total revenue	$48,168	$13,013
Total operating expenses	(53,204)	(15,149)
Operating income (loss)	(5,036)	(2,136)
Realized and unrealized gain (loss) on investments, net	—	(75)
Interest expense and loan amortization costs	(166)	—
Other income (expense)	73	118
Income tax (expense) benefit	(706)	(630)
Net income (loss)	(5,835)	(2,723)
(Income) loss from consolidated entities attributable to noncontrolling interests	173	(25)
Net (income) loss attributable to redeemable noncontrolling interests	(61)	363
Net income (loss) attributable to Ashford Inc.	$(5,723)	$(2,385)
Our equity in earnings (loss) of Ashford Inc.	$(437)	$(708)
OpenKey
In 2016, the Company made investments totaling $2.3 million in OpenKey, which is controlled and consolidated by Ashford Inc., for a 13.3% ownership interest. OpenKey is a hospitality focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guest rooms. In 2018 and 2017 we made additional investments of $667,000 and $983,000, respectively. As of March 31, 2018, the Company has made investments totaling $4.0 million. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of March 31, 2018 and December 31, 2017, our ownership interest of approximately 16.3% and 16.2% had a carrying value of $3.0 million and $2.5 million, respectively. For the three months ended March 31, 2018 and 2017, our equity in earnings (loss) in the unconsolidated entity was a loss of $151,000 and $107,000, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2018	December 31, 2017
Mortgage loan (2)	8 hotels	January 2018	LIBOR (1) + 4.95%	$—	$376,800
Mortgage loan (3)	1 hotel	April 2018	LIBOR (1) + 4.95%	33,300	33,300
Mortgage loan (4)	22 hotels	April 2018	LIBOR (1) + 4.39%	971,654	971,654
Mortgage loan (5)	1 hotel	May 2018	LIBOR (1) + 5.10%	25,100	25,100
Mortgage loan (6)	1 hotel	June 2018	LIBOR (1) + 5.10%	43,750	43,750
Mortgage loan (7)	1 hotel	July 2018	LIBOR (1) + 4.15%	35,200	35,200
Mortgage loan (7)	1 hotel	July 2018	LIBOR (1) + 5.10%	40,500	40,500
Mortgage loan (7)	8 hotels	July 2018	LIBOR (1) + 4.09%	144,000	144,000
Mortgage loan (8)	1 hotel	August 2018	LIBOR (1) + 4.95%	12,000	12,000
Mortgage loan (9) (10)	4 hotels	August 2018	LIBOR (1) + 4.35%	52,530	52,530
Mortgage loan (9)	6 hotels	August 2018	LIBOR (1) + 4.35%	280,421	280,421
Mortgage loan (11) (12) (13)	17 hotels	October 2018	LIBOR (1) + 4.55%	442,359	450,000
Mortgage loan (14)	5 hotels	February 2018	LIBOR (1) + 4.75%	200,000	200,000
Mortgage loan	1 hotel	July 2019	4.00%	5,310	5,336
Mortgage loan (15)	17 hotels	November 2019	LIBOR (1) + 3.00%	427,000	427,000
Mortgage loan (2)	8 hotels	February 2020	LIBOR (1) + 2.92%	395,000	—
Mortgage loan (16)	1 hotel	May 2020	LIBOR (1) + 2.90%	16,100	16,100
Mortgage loan	1 hotel	November 2020	6.26%	94,754	95,207
Mortgage loan (17)	2 hotels	June 2022	LIBOR (1) + 3.00%	171,228	164,700
Mortgage loan	1 hotel	November 2022	LIBOR (1) + 2.00%	97,000	97,000
Mortgage loan	1 hotel	May 2023	5.46%	53,548	53,789
Mortgage loan	1 hotel	January 2024	5.49%	6,970	7,000
Mortgage loan	1 hotel	January 2024	5.49%	10,172	10,216
Mortgage loan	1 hotel	May 2024	4.99%	6,501	6,530
Mortgage loan	2 hotels	August 2024	4.85%	12,193	12,242
Mortgage loan	3 hotels	August 2024	4.90%	24,372	24,471
Mortgage loan	3 hotels	August 2024	5.20%	65,971	66,224
Mortgage loan	2 hotels	February 2025	4.45%	20,117	20,214
Mortgage loan	3 hotels	February 2025	4.45%	52,035	52,284
				3,739,085	3,723,568
Premiums, net				1,501	1,570
Deferred loan costs, net				(21,804)	(15,617)
				$3,718,782	$3,709,521

Indebtedness related to assets held for sale (10)	1 hotel	August 2018	LIBOR (1) + 4.35%	5,992	5,992
Indebtedness related to assets held for sale (12)	1 hotel	October 2018	LIBOR (1) + 4.55%	—	7,229
Indebtedness, net				$3,712,790	$3,696,300
____________________________________

(1)	LIBOR rates were 1.883% and 1.564% at March 31, 2018 and December 31, 2017, respectively.

(2)
On January 17, 2018, we refinanced this mortgage loan totaling $376.8 million set to mature in January 2018 with a new $395.0 million mortgage loan with a two-year initial term one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.92%.

(3)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in April 2018.

(4)
On April 9, 2018, we refinanced this mortgage loan totaling $971.7 million set to mature in April 2018 with a new $985.0 million mortgage loan with a two-year initial term and five one-year extension options, subject to satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 3.20%

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(5)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in May 2017.

(6)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2017.

(7)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in July 2017.

(8)	This mortgage loan has two one -year extension options, subject to satisfaction of certain conditions.

(9)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in August 2017.

(10)	A portion of this mortgage loan at March 31, 2018 and at December 31, 2017 relates to the SpringHill Suites Centerville. See note 5.

(11)	This mortgage loan has four one-year extension options, subject to satisfaction of certain conditions.

(12)	A portion of this mortgage loan at December 31, 2017 relates to SpringHill Suites Glen Allen. See note 5.

(13)	This mortgage loan had a $7.6 million pay down of principal related to the SpringHill Suites Glen Allen that was sold on February 20, 2018. See note 5.

(14)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions and a LIBOR floor of 2.0%. The third one-year extension period began in February 2018.

(15)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.

(16)	This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.

(17)
This $181.0 million mortgage loan had an initial advance of $164.7 million in May 2017. In February 2018, an additional advance of $6.5 million was taken for a capital expenditures project at one of the hotels securing the mortgage loan.

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
On October 31, 2017, we refinanced a $412.5 million mortgage loan, secured by seventeen hotels. The new mortgage loan totals $427.0 million. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 3.00%. The stated maturity is November 2019, with five one-year extension options. The new mortgage loan is secured by the following seventeen hotels: the Courtyard Alpharetta, Courtyard Bloomington, Courtyard Crystal City, Courtyard Foothill Ranch, Embassy Suites Austin, Embassy Suites Dallas, Embassy Suites Houston, Embassy Suites Las Vegas, Embassy Suites Palm Beach, Hampton Inn Evansville, Hilton Garden Inn Jacksonville, Hilton Nassau Bay, Hilton St. Petersburg, Residence Inn Evansville, Residence Inn Falls Church, Residence Inn San Diego and Sheraton Indianapolis.
On January 17, 2018, we refinanced our $376.8 million mortgage loan. The new mortgage loan totaled $395.0 million. The new mortgage loan has a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.92%. The new mortgage loan is secured by eight hotels: Embassy Suites Portland, Embassy Suites Crystal City, Embassy Suites Orlando, Embassy Suites Santa Clara, Crowne Plaza Key West, Hilton Costa Mesa, Sheraton Minneapolis, and Historic Inns of Annapolis.
On February 20, 2018, we repaid $7.6 million of principal on our mortgage loan partially secured by the SpringHill Suites Glen Allen. This hotel property was sold on February 20, 2018.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On April 9, 2018, we refinanced our $971.7 million mortgage loan secured by 22 hotel properties. The new mortgage loan totaled $985.0 million, is interest only and provides for a floating interest rate of LIBOR + 3.20%. The stated maturity is April 2020 with five one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loan is secured by the same 22 hotel properties that include: the Courtyard Boston Downtown, Courtyard Denver, Courtyard Gaithersburg, Courtyard Savannah, Hampton Inn Parsippany, Hilton Parsippany, Hilton Tampa, Hilton Garden Inn Austin, Hilton Garden Inn BWI, Hilton Garden Inn Virginia Beach, Hyatt Windwatch Long Island, Hyatt Savannah, Marriott DFW Airport, Marriott Omaha, Marriott San Antonio, Marriott Sugarland, Renaissance Palm Springs, Ritz-Carlton Atlanta, Residence Inn Tampa, Churchill, Melrose and Silversmith.
During the three months ended March 31, 2018 and 2017, we recognized premium amortization of $69,000 and $534,000, respectively. The amortization of the premium is computed using a method that approximates the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of March 31, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Income (loss) allocated to common stockholders:
Income (loss) attributable to the Company	$(26,271)	$(25,413)
Less: Dividends on preferred stock	(10,644)	(10,956)
Less: Dividends on common stock	(11,613)	(11,438)
Less: Dividends on unvested performance stock units	(123)	(98)
Less: Dividends on unvested restricted shares	(225)	(205)
Undistributed income (loss)	(48,876)	(48,110)
Add back: Dividends on common stock	11,613	11,438
Distributed and undistributed income (loss) - basic and diluted	$(37,263)	$(36,672)

Weighted average shares outstanding:
Weighted average common shares outstanding - basic and diluted	95,367	94,840

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.39)	$(0.39)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.39)	$(0.39)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2018	2017
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$225	$205
Income (loss) allocated to unvested performance stock units	123	98
Income (loss) attributable to noncontrolling interest in operating partnership units	(6,340)	(6,493)
Total	$(5,992)	$(6,190)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	181	117
Effect of unvested performance stock units	551	40
Effect of assumed conversion of operating partnership units	17,541	17,265
Effect of incentive fee shares	283	300
Total	18,556	17,722
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
During the three months ended March 31, 2018, we entered into interest rate caps with notional amounts totaling $1.0 billion and strike rates ranging from 2.50% to 4.00%. These interest rate caps had effective dates from January 2018 to March 2018, maturity dates from January 2019 to February 2020 and a total cost of $229,000.
During the three months ended March 31, 2017, we entered into interest rate caps with notional amounts totaling $1.3 billion and strike rates ranging from 2.50% to 4.44%. These interest rate caps had effective dates from February 2017 to April 2017, termination dates from January 2018 to April 2018 and a total cost of $280,000. These instruments were not designated as cash flow hedges.
As of March 31, 2018, we held interest rate caps with notional amounts totaling $3.6 billion and strike rates ranging from 1.50% to 5.84%. These instruments had maturity dates ranging from April 2018 to February 2020. These instruments cap the interest rates on our mortgage loans with principal balances of $3.3 billion and maturity dates from April 2018 to June 2022. As of March 31, 2018, we held interest rate floors with notional amounts totaling $16.8 billion and strike rates ranging from (0.25)% to 1.5%. These instruments have termination dates ranging from March 2019 to July 2020. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of March 31, 2018, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $7.5 million as of March 31, 2018. Cash collateral is posted by us as well as our counterparties. We

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2018, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 1.883% to 2.597% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total

March 31, 2018:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$219	$—	$93	$312	(2)
Interest rate derivatives - caps	—	500	—	—	500	(2)
Credit default swaps	—	(182)	—	1,758	$1,576	(2)
	—	537	—	1,851	2,388
Non-derivative assets:
Equity securities	35,976	—	—	—	35,976	(3)
Total	$35,976	$537	$—	$1,851	$38,364

December 31, 2017:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$311	$—	32	$343	(2)
Interest rate derivatives - caps	—	137	—	—	137	(2)
Credit default swaps	—	(469)	—	1,999	1,530	(2)
	—	(21)	—	2,031	2,010
Non-derivative assets:
Equity securities	26,926	—	—	—	26,926	(3)
Total	$26,926	$(21)	$—	$2,031	$28,936
____________________________________
(1) Represents net cash collateral posted between us and our counterparties.
(2) Reported net as “derivative assets, net” in our consolidated balance sheets.
(3) Reported as “marketable securities” in our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2018		2017
Assets
Derivative assets:
Interest rate derivatives - floors	$(91)		$(1,637)
Interest rate derivatives - caps	134		(300)
Credit default swaps	286	(4)	82	(4)
Options on futures contracts	—		(78)
	329		(1,933)
Non-derivative assets:
Equity	(448)		(3,346)
Total	(119)		(5,279)

Liabilities
Derivative liabilities:
Credit default swaps	—	(4)	48	(4)
Net	$(119)		$(5,231)

Total combined
Interest rate derivatives - floors	$(91)		$(1,637)
Interest rate derivatives - caps	134		(300)
Credit default swaps	286		3,120
Options on futures contracts	—		235
Unrealized gain (loss) on derivatives	329	(1)	1,418	(1)
Realized gain (loss) on credit default swaps	—	(2) (4)	(2,990)	(2) (4)
Realized gain (loss) on options on futures contracts	—	(2)	(313)	(2)
Unrealized gain (loss) on marketable securities	(558)	(3)	(3,346)	(3)
Realized gain (loss) on marketable securities	110	(2)	—	(2)
Net	$(119)		$(5,231)
____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.

(4)	Excludes costs of $266 and $253 for the three months ended March 31, 2018 and 2017, respectively, included in “other income (expense)” associated with credit default swaps.

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

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$35,976	$35,976	$26,926	$26,926
Derivative assets, net	2,388	2,388	2,010	2,010

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$277,687	$277,687	$354,883	$354,883
Restricted cash (1)	137,356	137,356	117,189	117,189
Accounts receivable, net (1)	54,667	54,667	44,384	44,384
Due from related party, net	2,140	2,140	—	—
Due from third-party hotel managers	19,470	19,470	17,418	17,418

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,740,586	$3,582,947 to $3,960,098	$3,725,138	$3,559,993 to $3,934,727
Accounts payable and accrued expenses (1)	144,133	144,133	133,063	133,063
Dividends and distributions payable	26,824	26,824	25,045	25,045
Due to Ashford Inc., net	12,917	12,917	15,146	15,146
Due to related party, net (1)	—	—	1,161	1,161
Due to third-party hotel managers	2,059	2,059	2,431	2,431
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of March 31, 2018 and December 31, 2017.
Cash, cash equivalents, and restricted cash. These financial assets bear interest at market rates and have original maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, accounts payable and accrued expenses, dividends and distributions payable, due to/from related party, net, due to Ashford Inc., net and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
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
Derivative assets, net. Fair value of interest rate derivatives is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Fair values of interest rate floors are calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. Fair values of options on futures contracts are valued at their last reported settlement price as of the measurement date. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 95.8% to 105.9% of the carrying value of $3.7 billion at March 31, 2018 and approximately 95.6% to 105.6% of the carrying value of $3.7 billion at December 31, 2017. This is considered a Level 2 valuation technique.
12. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested. Each common unit may be redeemed for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either (i) issued pursuant to an effective registration statement, (ii) included in an effective registration statement providing for the resale of such common stock or (iii) issued subject to a registration rights agreement.
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
The compensation committee of the board of directors of the Company approved Performance LTIP units to certain executive officers. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. Compensation expense of $408,000 was recorded for the three months ended March 31, 2018 and an expense credit of $88,000 for the three months ended March 31, 2017, respectively. As of March 31, 2018, there are approximately 2.4 million performance-based LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. The Performance LTIP units unamortized fair value of $5.8 million at March 31, 2018 will be expensed over a period of 3.0 years, subject to future mark to market adjustments.
As of March 31, 2018, we have issued a total of 12.9 million LTIP and Performance LTIP units, all of which, other than approximately 1.6 million units (582,000 of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units. Expense of $708,000 and $171,000 was recognized for the three months ended March 31, 2018 and 2017, respectively, which was associated with LTIP units issued to Ashford LLC’s employees and Ashford Trust’s directors and is included in “advisory services fee” and “corporate, general and administrative,” respectively, in our consolidated statements of operations. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. The fair value of the unrecognized cost of LTIP units, which was $5.8 million at March 31, 2018, will be expensed over a period of 3.0 years, subject to future mark to market adjustments.
During the three months ended March 31, 2018, there were no common units redeemed. During the three months ended March 31, 2017, approximately 21,000 common units with an aggregate fair value of approximately $161,000 were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price.
Redeemable noncontrolling interests, including vested LTIP units, in our operating partnership as of March 31, 2018 and December 31, 2017, were $113.0 million and $116.1 million, respectively, which represented ownership of our operating partnership of 14.66% and 15.52%, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2018 and December 31, 2017, included adjustments of $158.8 million and $154.3 million, respectively, to reflect the excess of the redemption value over the accumulated historical costs. Redeemable noncontrolling interests were allocated net loss of $6.3 million and net loss $6.5 million for the three months ended March 31, 2018 and 2017, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $2.5 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. Equity and Equity-Based Compensation
Common Stock Dividends—For each of the 2018 and 2017 quarters, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock with an annualized target of $0.48 per share for 2018.
Restricted Stock Units—Stock-based compensation expense of $2.6 million and $415,000 for the three months ended March 31, 2018 and 2017, respectively, in connection with equity awards granted to employees of Ashford LLC, certain employees of Remington Lodging and Ashford Trust’s directors and is included in “advisory services fee,” “management fees” and “corporate, general and administrative,” respectively, in our consolidated statements of operations. During the three months ended March 31, 2018, approximately $1.5 million of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his passing, in accordance with the terms of the awards. At March 31, 2018, the unamortized cost of the unvested shares of restricted stock was $11.2 million, which will be amortized over a period of 3.0 years, subject to future mark to market adjustments.
Performance Stock Units—The compensation committee of the board of directors of the Company approved PSUs to certain executive officers, which have a three year cliff vesting. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of PSUs may be adjusted from 0% to 200% based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Compensation expense of $3.3 million and expense credit of $71,000 was recorded for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, approximately $3.0 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his passing, in accordance with the terms of the awards. These amounts are included in “advisory services fee” on our consolidated statements of operations. The fair value of the unamortized cost of PSUs of $5.6 million at March 31, 2018, will be expensed over a period of approximately 3.0 years, subject to future mark to market adjustments.
Preferred Dividends—During the three months ended March 31, 2018, the board of directors declared quarterly dividends of $0.5281 per share for our 8.45% Series D cumulative preferred stock, $0.4609 per share for our 7.375% Series F cumulative preferred stock, $0.4609 per share for our 7.375% Series G cumulative preferred stock, $0.46875 per share for our 7.50% Series H cumulative preferred stock and $0.46875 per share for our 7.50% Series I cumulative preferred stock. During the three months ended March 31, 2017, the board of directors declared quarterly dividends of $0.5344 per share for our 8.55% Series A preferred stock, $0.5281 per share for our 8.45% Series D cumulative preferred stock and $0.4609 per share for our 7.375% Series F cumulative preferred stock and $0.4609 per share for our 7.375% Series G cumulative preferred stock.
At-the-Market Equity Distribution Program-On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $100 million. As of March 31, 2018, no shares of our common stock have been sold under this program.
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $608,000 and $646,000 at March 31, 2018 and December 31, 2017, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated net loss of $38,000 and $31,000 for the three months ended March 31, 2018 and 2017, respectively.
14. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2018, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at March 31, 2018, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2018 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
We incurred franchise fees of $16.1 million and $16.4 million for the three months ended March 31, 2018 and 2017, respectively. Franchise fees are included in “other” hotel expenses in the consolidated statements of operations.
Management Fees—Under management agreements for our hotel properties existing at March 31, 2018, we pay a) monthly property management fees equal to the greater of approximately $13,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees, and d) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2020 through 2038, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company. On June 27, 2017, the Florida Supreme Court denied the Company's petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney's fees being the only remaining dispute. On June 29, 2017, the balance of the judgment was paid to Nantucket by the Company. As of March 31, 2018, we have accrued approximately $1.1 million, which represents the Company’s best estimate of the amount of potential legal fees that could be owed.
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
15. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2018 and December 31, 2017, all of our hotel properties were domestically located.
16. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale is between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At March 31, 2018, the quarterly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually. Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we will pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2018	2017
Advisory services fee
Base advisory fee	$8,615	$8,716
Reimbursable expenses (1)	1,529	1,522
Equity-based compensation (2)	6,746	403
Incentive fee	187	—
Total advisory services fee	$17,077	$10,641
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In 2016, $4.0 million of key money consideration was invested in furniture, fixtures and equipment by Ashford Inc. to be used by Ashford Trust, which represented all of the key money consideration for the Le Pavillon Hotel. This arrangement is accounted for as a lease, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee is allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. As a result, lease expense of $156,000 and $164,000 was recognized for the three months ended March 31, 2018 and 2017, respectively, and was included in “other” hotel expense in the consolidated statements of operations.
In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, have a right to provide products or services to our hotel properties, provided such transactions are evaluated and approved by our independent

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

directors. The following table summarizes the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the amounts paid by us for those services, the applicable classification on our consolidated financial statements and the amount payable to each entity (included in “due to Ashford Inc.”) (in thousands):

		Three Months Ended March 31, 2018						As of March 31, 2018	As of December 31, 2017
Company	Product or Service	Transaction Amount	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Corporate, General and Administrative	Due to (from) Ashford Inc.
OpenKey	Mobile key app	$25	$—	$—	$—	$25	$—	$8	$8
Pure Rooms	“Allergy friendly” premium rooms	338	338	—	—	—	—	137	296
Lismore Capital	Mortgage placement services	632	—	(632)	—	—	—	—	—
J&S Audio Visual	Commissions from audio visual services	273	—	—	273	—	—	268	52
AIM	Cash management services	181	—	—	—	—	181	(26)	347
Ashford LLC	Insurance claims services	19	—	—	—	—	19	19	—
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
At March 31, 2018 and December 31, 2017, we had payables of $12.5 million and $14.5 million, respectively, included in due to Ashford Inc., net, associated with the advisory services.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 131,000 and 177,000 shares of restricted stock under the Ashford Trust Stock Plan in 2017 and 2018, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $257,000 and $25,000 was recognized for the three months ended March 31, 2018 and 2017, respectively. The unamortized fair value of these grants was $2.1 million as of March 31, 2018, which will be amortized over a period of 3.0 years, subject to future mark to market adjustments.
17. Subsequent Events
On April 9, 2018, we refinanced our $971.7 million mortgage loan secured by 22 hotel properties. The new mortgage loan totaled $985.0 million, is interest only and provides for a floating interest rate of LIBOR + 3.20%. The stated maturity is April 2020 with five one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loan is secured by the same 22 hotel properties that include: the Courtyard Boston Downtown, Courtyard Denver, Courtyard Gaithersburg, Courtyard Savannah, Hampton Inn Parsippany, Hilton Parsippany, Hilton Tampa, Hilton Garden Inn Austin, Hilton Garden Inn BWI, Hilton Garden Inn Virginia Beach, Hyatt Windwatch Long Island, Hyatt Savannah, Marriott DFW Airport, Marriott Omaha, Marriott San Antonio, Marriott Sugarland, Renaissance Palm Springs, Ritz-Carlton Atlanta, Residence Inn Tampa, Churchill, Melrose and Silversmith.
On May 1, 2018, we completed the sale of the SpringHill Suites Centerville for approximately $7.5 million in cash. We also repaid approximately $6.6 million of principal on our mortgage loan partially secured by the hotel property.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere herein. This report contains forward-looking statements within the meaning of the federal securities laws. Ashford Hospitality Trust, Inc. (the “Company,” “we,” “our” or “us”) cautions investors that any forward-looking statements presented herein, or which management may express orally or in writing from time to time, are based on management’s beliefs and assumptions at that time.
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
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
factors discussed in our Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 14, 2018, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q;

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
Recent Developments
On January 16, 2018, we made an additional $667,000 investment in OpenKey.
On January 17, 2018, we refinanced our $376.8 million mortgage loan. The new mortgage loan totaled $395.0 million. The new mortgage loan has a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.92%. The new mortgage loan is secured by eight hotels: Embassy Suites Portland, Embassy Suites Crystal City, Embassy Suites Orlando, Embassy Suites Santa Clara, Crowne Plaza Key West, Hilton Costa Mesa, Sheraton Minneapolis, and Historic Inns of Annapolis.
On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million in cash. The sale resulted in a loss of $9,000 for the three months ended March 31, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.6 million of debt associated with the hotel property.
On April 9, 2018, we refinanced our $971.7 million mortgage loan secured by 22 hotel properties. The new mortgage loan totaled $985.0 million, is interest only and provides for a floating interest rate of LIBOR + 3.20%. The stated maturity is April 2020 with five one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loan is secured by the same 22 hotel properties that include: the Courtyard Boston Downtown, Courtyard Denver, Courtyard Gaithersburg, Courtyard Savannah, Hampton Inn Parsippany, Hilton Parsippany, Hilton Tampa, Hilton Garden Inn Austin, Hilton Garden Inn BWI, Hilton Garden Inn Virginia Beach, Hyatt Windwatch Long Island, Hyatt Savannah, Marriott DFW Airport, Marriott Omaha, Marriott San Antonio, Marriott Sugarland, Renaissance Palm Springs, Ritz-Carlton Atlanta, Residence Inn Tampa, Churchill, Melrose and Silversmith.
On May 1, 2018, we completed the sale of the SpringHill Suites Centerville for approximately $7.5 million in cash. We also repaid approximately $6.6 million of principal on our mortgage loan partially secured by the hotel property.
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
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) having an aggregate value of up to $200 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2018 pursuant to the Repurchase Program.
On December 11, 2017, we entered into equity distribution agreements with UBS Securities LLC, Morgan Stanley & Co. LLC, B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, D.A. Davidson & Co., Deutsche Bank Securities Inc. and Janney Montgomery Scott LLC, each acting as a sales agent (the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of March 31, 2018, no shares of our common stock have been sold under this program.
On January 17, 2018, we refinanced our $376.8 million mortgage loan. The new mortgage loan totaled $395.0 million. The new mortgage loan has a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.92%. The new mortgage loan is secured by eight hotels: Embassy Suites Portland, Embassy Suites Crystal City, Embassy Suites Orlando, Embassy Suites Santa Clara, Crowne Plaza Key West, Hilton Costa Mesa, Sheraton Minneapolis, and Historic Inns of Annapolis.
On February 20, 2018, we repaid $7.6 million of principal on our mortgage loan partially secured by the SpringHill Suites Glen Allen as a result of the sale of the hotel property.
On April 9, 2018, we refinanced our $971.7 million mortgage loan secured by 22 hotel properties. The new mortgage loan totaled $985.0 million, is interest only and provides for a floating interest rate of LIBOR + 3.20%. The stated maturity is April 2020 with five one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loan is secured by the same 22 hotel properties that include: the Courtyard Boston Downtown, Courtyard Denver, Courtyard Gaithersburg, Courtyard Savannah, Hampton Inn Parsippany, Hilton Parsippany, Hilton Tampa, Hilton Garden Inn Austin, Hilton Garden Inn BWI, Hilton Garden Inn Virginia Beach, Hyatt Windwatch Long Island, Hyatt Savannah, Marriott DFW Airport, Marriott Omaha, Marriott San Antonio, Marriott Sugarland, Renaissance Palm Springs, Ritz-Carlton Atlanta, Residence Inn Tampa, Churchill, Melrose and Silversmith.
On May 1, 2018, we completed the sale of the SpringHill Suites Centerville for approximately $7.5 million in cash. We also repaid approximately $6.6 million of principal on our mortgage loan partially secured by the hotel property.
Our principal sources of funds to meet our cash requirements include: cash on hand, cash flow from operations, capital market activities, property refinancing proceeds and asset sales. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, dividends, new investments, and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $16.7 million and $39.5 million for the three months ended March 31, 2018 and 2017, respectively. Cash flows from operations were impacted by changes in hotel operations, our hotel dispositions in 2017 and 2018, as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2018, net cash flows used in investing activities were $53.7 million. Cash outflows primarily consisted of $64.0 million for capital improvements made to various hotel properties and an additional $667,000 investment in OpenKey. Cash outflows were partially offset by cash inflows of $10.5 million from proceeds received from the sale of the SpringHill Suites Glen Allen and $651,000 from property insurance. For the three months ended March 31, 2017, net cash flows provided by investing activities were $8.4 million. Cash inflows primarily consisted of $48.4 million of proceeds associated with the liquidation of our interests in the AQUA U.S. Fund, $17.3 million attributable to the net cash proceeds received from the sales of the Renaissance Portsmouth and Embassy Suites Syracuse and $190,000 of proceeds from property insurance. Cash inflows were partially offset by $56.8 million for capital improvements made to various hotel properties, and an additional $650,000 investment in OpenKey.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2018, net cash flows used in financing activities were $20.0 million. Cash outflows primarily consisted of $394.7 million for repayments of indebtedness, $23.2 million for dividend payments to common and preferred stockholders and unitholders, $2.0 million for payments of loan costs and exit fees, $1.5 million for the repurchase of common stock and $229,000 of payments for derivatives. Cash outflows were partially offset by cash inflows of $401.5 million from borrowings on indebtedness. For the three months ended March 31, 2017, net cash flows used in financing activities were $68.5 million. Cash outflows primarily consisted of $43.4 million for repayments of indebtedness, $24.2 million for dividend payments to common and preferred stockholders and unitholders, $623,000 for payments of loan costs and exit fees and $280,000 of payments for derivatives.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of March 31, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
Mortgage and mezzanine loans are nonrecourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition as of March 31, 2018.
Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances should be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity principal payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for federal income tax purposes. With respect to upcoming maturities, we will continue to proactively address the refinancing or repayment of our 2019 and 2020 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.
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
Dividend Policy. During the three month periods ended March 31, 2018 and 2017, the board of directors declared quarterly dividends of $0.12 per share of outstanding common stock. In December 2017, the board of directors approved our 2018 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2018. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

RESULTS OF OPERATIONS
Revenue per available room, or RevPAR, is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the ADR charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels (comparable hotels represent hotels we have owned for the periods under comparison). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Favorable/ (Unfavorable) Change
	2018	2017
Total revenue	$342,207	$353,709	$(11,502)
Total hotel operating expenses	(216,671)	(226,602)	9,931
Property taxes, insurance and other	(18,359)	(18,333)	(26)
Depreciation and amortization	(63,047)	(64,698)	1,651
Impairment charges	(1,660)	—	(1,660)
Transaction costs	(2)	(3)	1
Advisory services fee	(17,077)	(10,641)	(6,436)
Corporate general and administrative	(2,129)	(5,170)	3,041
Operating income (loss)	23,262	28,262	(5,000)
Equity in earnings (loss) of unconsolidated entities	(588)	(763)	175
Interest income	746	208	538
Gain (loss) on sale of hotel properties	(9)	(83)	74
Other income (expense)	76	(3,120)	3,196
Interest expense and amortization of loan costs	(54,743)	(55,305)	562
Write-off of premiums, loan costs and exit fees	(2,050)	(54)	(1,996)
Unrealized gain (loss) on marketable securities	(558)	(3,346)	2,788
Unrealized gain (loss) on derivatives	329	1,418	(1,089)
Income tax (expense) benefit	886	846	40
Net income (loss)	(32,649)	(31,937)	(712)
(Income) loss from consolidated entities attributable to noncontrolling interests	38	31	7
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,340	6,493	(153)
Net income (loss) attributable to the Company	$(26,271)	$(25,413)	$(858)

All hotel properties owned during the three months ended March 31, 2018 and 2017 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three months ended March 31, 2018 and 2017. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Renaissance (1)	Portsmouth, VA	Disposition	February 1, 2017
Embassy Suites (1)	Syracuse, NY	Disposition	March 6, 2017
Crowne Plaza Ravinia (1)	Atlanta, GA	Disposition	June 29, 2017
SpringHill Suites (1)	Glen Allen, VA	Disposition	February 20, 2018
____________________________________
(1) Collectively reported as “Hotel Dispositions”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended March 31,
	2018	2017
RevPAR (revenue per available room)	$119.33	$118.24
Occupancy	73.98%	74.59%
ADR (average daily rate)	$161.31	$158.51
The following table illustrates the key performance indicators of the 119 comparable hotel properties and WorldQuest that were included for the full three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
RevPAR (revenue per available room)	$119.55	$119.75
Occupancy	74.04%	74.94%
ADR (average daily rate)	$161.46	$159.81
Comparison of the Three Months Ended March 31, 2018 and 2017
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $858,000 from a net loss of $25.4 million for the three months ended March 31, 2017 (the “2017 quarter”) to $26.3 million for the three months ended March 31, 2018 (the “2018 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $6.0 million, or 2.2%, to $270.7 million in the 2018 quarter compared to the 2017 quarter. This decrease is attributable to lower rooms revenue of $5.5 million from our Hotel Dispositions and $506,000 from our comparable hotel properties and WorldQuest, which experienced an increase of 1.0% in room rates and a decrease of 90 basis points in occupancy.
Food and beverage revenue decreased $7.8 million, or 12.4%, to $55.0 million in the 2018 quarter compared to the 2017 quarter. This decrease is attributable to lower food and beverage revenue of $2.1 million from our Hotel Dispositions and $5.7 million from our comparable hotel properties and WorldQuest.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, increased $1.7 million, or 12.5%, to $15.5 million in the 2018 quarter compared to the 2017 quarter. This increase is primarily attributable to higher other revenue of $1.8 million from our comparable hotel properties and WorldQuest, which included $401,000 of business interruption revenue related to Hurricane Irma, partially offset by lower other revenue of $122,000 from our Hotel Dispositions. Other non-hotel revenue increased $591,000, or 152.3%, to $979,000 in the 2018 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $9.9 million, or 4.4%, to $216.7 million in the 2018 quarter compared to the 2017 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $5.5 million in the 2018 quarter compared to the 2017 quarter, which was comprised of a decrease of $2.9 million from our Hotel Dispositions and $2.6 million from our comparable hotel properties and WorldQuest. Direct expenses were 29.8% of total hotel revenue for 2018 and 30.3% for the 2017 quarter. Indirect expenses and management fees decreased $4.4 million in the 2018 quarter compared to the 2017 quarter, which was comprised of a decrease of $3.2 million from our Hotel Dispositions and a decrease of $3.8 million related to an additional accrual in the 2017 quarter related to the final judgment in the lawsuit captioned Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. These decreases were offset by an increase of $2.6 million from our comparable hotel properties and WorldQuest.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $26,000 or 0.1%, to $18.4 million in the 2018 quarter compared to the 2017 quarter. The increase was primarily due to $403,000 from our comparable hotel properties and WorldQuest, partially offset by a decrease of $377,000 from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization decreased $1.7 million or 2.6%, to $63.0 million in the 2018 quarter compared to the 2017 quarter. The decrease was primarily due to $1.5 million of depreciation and amortization related to our Hotel Dispositions and $122,000 from our comparable hotel properties and WorldQuest.
Impairment Charges. We recorded an impairment charge of $1.7 million in the 2018 quarter which was comprised of a $2.0 million impairment charge at the SpringHill Suites Centerville, partially offset by impairment credits of $302,000 from changes in estimates of property damage incurred from Hurricanes Harvey and Irma.
Transaction Costs. Transaction costs were $2,000 in the 2018 quarter compared to $3,000 in the 2017 quarter.
Advisory Services Fee. Advisory services fee increased $6.4 million, or 60.5%, to $17.1 million in the 2018 quarter compared to the 2017 quarter, which represented fees paid in connection with the advisory agreement between Ashford Inc. and the Company. In the 2018 quarter, the advisory services fee was comprised of a base advisory fee of $8.6 million, equity-based compensation of $6.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $1.5 million and an incentive fee of $187,000. During the three months ended March 31, 2018, approximately $4.5 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his passing, in accordance with the terms of the awards. In the 2017 quarter, the advisory services fee was comprised of a base advisory fee of $8.7 million, reimbursable expenses of $1.5 million and equity-based compensation of $403,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense decreased $3.0 million, or 58.8%, to $2.1 million in the 2018 quarter compared to the 2017 quarter. The decrease was primarily attributable to lower transaction, acquisition and management conversion costs of $2.6 million and lower public company costs, office expenses, professional fees and other miscellaneous expenses of $445,000 in the 2018 quarter compared to the 2017 quarter.
Equity in Earnings (Loss) of Unconsolidated Entities. We recorded equity in loss of unconsolidated entities of $588,000 and $763,000 in the 2018 and 2017 quarters, respectively. The 2018 quarter included equity in loss of $437,000 from Ashford Inc. and $151,000 from OpenKey. The 2017 quarter included equity in loss of $709,000 from Ashford Inc., and $106,000 from OpenKey, partially offset by equity in earnings of $52,000 from the AQUA U.S. Fund.
Interest Income. Interest income was $746,000 and $208,000 in the 2018 and 2017 quarters, respectively.
Gain (Loss) on Sale of Hotel Properties. Loss on sale of hotel properties was $9,000 and $83,000 in the 2018 and 2017 quarters, respectively. The loss in the 2018 quarter was primarily related to the sale of SpringHill Suites Glen Allen. The loss in the 2017 quarter was primarily related to the sale of the Renaissance Portsmouth and Embassy Suites Syracuse.
Other Income (Expense). Other income (expense) changed $3.2 million, from expense of $3.1 million in the 2017 quarter to income of $76,000 in the 2018 quarter. In the 2018 quarter, we recognized dividend income of $140,000, realized gain on marketable securities of $110,000 and other income of $92,000, partially offset by CMBX premiums and usage fees of $266,000. In the 2017 quarter, we recognized a realized loss of $3.0 million related to the termination of CMBX tranches, $313,000 related to the maturity of options on futures contracts, and $ 253,000 of CMBX premiums and usage fees. These expenses were partially offset by dividend income of $432,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $562,000, or 1.0%, to $54.7 million in the 2018 quarter compared to the 2017 quarter. The decrease is primarily due to lower interest expense and amortization of loan costs of $1.5 million from our Hotel Dispositions, partially offset by an increase of $888,000 from higher interest expense and amortization of loan costs as a result of refinances and an increase in LIBOR rates. The average LIBOR rates in the 2018 quarter and the 2017 quarter were 1.65% and 0.83%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $2.0 million to $2.1 million in the 2018 quarter compared to the 2017 quarter. In the 2018 quarter, we incurred exit fees of $2.0 million related to the refinance of a mortgage loan and a $61,000 write-off of loan costs and exit fees related to the sale of the SpringHill Suites Glen Allen. In the 2017 quarter, we incurred exit fees of $54,000 related to the sale of the Portsmouth Renaissance and Embassy Suites Syracuse.
Unrealized Gain (Loss) on Marketable Securities. Unrealized loss on marketable securities was $558,000 and $3.3 million in the 2018 and 2017 quarters, respectively, which was based on changes in closing market prices during the quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives decreased $1.1 million, or 76.8%, from $1.4 million in the 2017 quarter to $329,000 in the 2018 quarter. In the 2018 quarter, we recognized unrealized gains of $286,000 and $134,000 associated with CMBX tranches and interest rate caps, respectively, partially offset by an unrealized loss of $91,000 from interest rate floors. In the 2017 quarter, we recorded unrealized gains of $3.0 million related to CMBX tranche terminations, $313,000 associated with the maturity of options on futures contracts and $130,000 on outstanding CMBX tranches. These unrealized gains were partially offset by unrealized losses of $1.6 million, $300,000 and $78,000 associated with interest rate floors, interest rate caps and options on futures contracts, respectively. The fair value of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax benefit increased $40,000, or 4.7% from $846,000 in the 2017 quarter to $886,000 in the 2018 quarter. The increase in income tax benefit is primarily due to a decrease in taxable income recognized by our TRS entities.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated a loss of $38,000 and $31,000 in the 2018 and 2017 quarters, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $6.3 million and $6.5 million in the 2018 and 2017 quarters, respectively. Redeemable noncontrolling interests represented ownership interests of 14.66% and 15.40% in the operating partnership at March 31, 2018 and 2017, respectively.
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
CONTRACTUAL OBLIGATIONS
There have been no material changes since December 31, 2017, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2017 Form 10-K. There have been no material changes in these critical accounting policies.
NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and AFFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of premiums and loan costs, net, interest income other than interest income from mezzanine loans, income taxes, depreciation and amortization, and equity in earnings/loss of unconsolidated entities. In addition, we include impairment charges on real estate, gain/loss on sale of hotel properties and our portion of impairment charges on real estate and gain/loss on sale of hotel properties of unconsolidated entities to calculate EBITDAre, as defined by NAREIT.
We then further adjust EBITDAre to exclude certain additional items such as uninsured hurricane related costs, write-off of premiums, loan costs and exit fees, other income/expense, net, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs and non-cash items such as amortization of unfavorable contract liabilities, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
We present EBITDA, EBITDAre and Adjusted EBITDAre because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA, EBITDAre and Adjusted EBITDAre as calculated by us may not be comparable to EBITDA, EBITDAre and Adjusted EBITDAre reported by other companies that do not define EBITDA, EBITDAre and Adjusted EBITDAre exactly as we define the terms. EBITDA, EBITDAre and Adjusted EBITDAre do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.
Beginning with the three months ended March 31, 2018, we have started reporting EBITDA for real estate, or EBITDAre, as defined by NAREIT, and Adjusted EBITDAre. Previously, we reported Adjusted EBITDA. Adjusted EBITDAre is calculated in a similar manner as Adjusted EBITDA, with the exception of the adjustment for the consolidated noncontrolling interest’s pro rata share of Adjusted EBITDA. The rationale for including 100% of EBITDAre for consolidated noncontrolling interests is that the full amount of any debt of these entities is reported in our consolidated balance sheet and therefore metrics using total debt to EBITDAre provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre. All prior periods have been adjusted to conform to the current period presentation.

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(32,649)	$(31,937)
Interest income	(746)	(208)
Interest expense and amortization of premiums and loan costs, net	54,743	55,305
Depreciation and amortization	63,047	64,698
Income tax expense (benefit)	(886)	(846)
Equity in (earnings) loss of unconsolidated entities	588	815
Company's portion of EBITDA of unconsolidated entities (Ashford Inc.)	(964)	(384)
Company's portion of EBITDA of unconsolidated entities (OpenKey)	(139)	(124)
EBITDA	82,994	87,319
Impairment charges on real estate	1,660	—
(Gain) loss on sale of hotel properties	9	83
EBITDAre	84,663	87,402
Amortization of unfavorable contract liabilities	(39)	(384)
Uninsured hurricane related costs	(211)	—
Write-off of premiums, loan costs and exit fees	2,050	54
Other (income) expense, net	(76)	3,120
Transaction, acquisition and management conversion costs	84	2,676
Legal judgment and related legal costs	(419)	3,801
Unrealized (gain) loss on marketable securities	558	3,346
Unrealized (gain) loss on derivatives	(329)	(1,418)
Dead deal costs	—	4
Non-cash stock/unit-based compensation	7,002	428
Company's portion of (gain) loss of AQUA U.S. Fund	—	(52)
Company's portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	2,493	1,883
Company's portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	5	1
Adjusted EBITDAre	$95,781	$100,861
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes extinguishment of issuance costs upon redemption of preferred stock, write-off of loan costs and exit fees, other impairment charges, uninsured hurricane related costs, other income/expense, net transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs and non-cash items such as non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(32,649)	$(31,937)
(Income) loss from consolidated entities attributable to noncontrolling interest	38	31
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,340	6,493
Preferred dividends	(10,644)	(10,956)
Net income (loss) attributable to common stockholders	(36,915)	(36,369)
Depreciation and amortization of real estate	62,989	64,635
(Gain) loss on sale of hotel properties	9	83
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(6,340)	(6,493)
Equity in (earnings) loss of unconsolidated entities	588	815
Impairment charges on real estate	1,660	—
Company's portion of FFO of unconsolidated entities (Ashford Inc.)	(1,632)	(709)
Company's portion of FFO of unconsolidated entities (OpenKey)	(141)	(125)
FFO available to common stockholders and OP unitholders	20,218	21,837
Write-off of premiums, loan costs and exit fees	2,050	54
Uninsured hurricane related costs	(211)	—
Other (income) expense	(76)	3,120
Transaction, acquisition and management conversion costs	84	2,676
Legal judgment and related legal costs	(419)	3,801
Unrealized (gain) loss on marketable securities	558	3,346
Unrealized (gain) loss on derivatives	(329)	(1,418)
Dead deal costs	—	4
Non-cash stock/unit-based compensation	7,002	428
Company's portion of (gain) loss of AQUA U.S. Fund	—	(52)
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	2,493	1,883
Company's portion of adjustments to FFO of unconsolidated entities (OpenKey)	5	1
Adjusted FFO available to common stockholders and OP unitholders	$31,375	$35,680

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2018:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	267	100	267
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	257	100	257
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	San Antonio, TX	Full service	251	100	251

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott (5)	Centreville, VA	Select service	136	100	136
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Savannah, GA	Select service	156	100	156
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
Marriott Residence Inn	Tampa, FL	Select service	109	100	109
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	253	100	253
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, DC	Full service	173	100	173
The Melrose	Washington, DC	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	140	100	140
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
Ground Lease Properties
Crowne Plaza (1)	Key West, FL	Full service	160	100	160
Crowne Plaza (2)	Annapolis, MD	Full service	196	100	196
Hilton (3)	Ft. Worth, TX	Full service	294	100	294
Renaissance (4)	Palm Springs, CA	Full service	410	100	410
Total			24,922		24,895
________
(1) The ground lease expires in 2084.
(2) The ground lease expires in 2114.
(3) The ground lease expires in 2040.
(4) The ground lease expires in 2059 with one 25-year extension option.
(5) This hotel property was held for sale as of March 31, 2018. See note 5 to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At March 31, 2018, our total indebtedness of $3.7 billion included $3.4 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2018 would be approximately $8.5 million annually. Interest rate changes have no impact on the remaining $351.9 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2018, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $7.5 million at March 31, 2018.
We hold interest rate floors with notional amounts totaling $16.8 billion and strike rates ranging from (0.25)% to 1.5%. Our total exposure is capped at our initial upfront costs totaling $9.7 million. These instruments have termination dates ranging from March 2019 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2018 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI, to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company. On June 27, 2017, the Florida Supreme Court denied the Company's petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney's fees being the only remaining dispute. On June 29, 2017, the balance of the judgment was paid to Nantucket by the Company. As of March 31, 2018, we have accrued approximately $1.1 million, which represents the Company’s best estimate of the amount of potential legal fees that could be owed.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At March 31, 2018, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	4,515	$—	(2)	—	$200,000,000
February 1 to February 28	29,234	5.82		—	200,000,000
March 1 to March 31	208,647	6.50	(2)	—	200,000,000
Total	242,396	$6.42		—
____________________

(1)
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) having an aggregate value of up to $200 million. The board of director’s authorization replaced any previous repurchase authorizations.

(2)	There is no cost associated with the forfeiture of 4,515 and 9,698 restricted shares of our common stock in January and March, respectively.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	May 9, 2018	By:	/s/ DOUGLAS A. KESSLER
Douglas A. Kessler
President and Chief Executive Officer

Date:	May 9, 2018	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer