Form 10-Q
period 2018-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2018-08-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	98,612,117
(Class)	Outstanding at August 7, 2018

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Investments in hotel properties, net	$4,109,720	$4,035,915
Cash and cash equivalents	417,359	354,805
Restricted cash	135,419	116,787
Marketable securities	24,072	26,926
Accounts receivable, net of allowance of $540 and $770, respectively	57,852	44,257
Inventories	4,277	4,244
Investment in unconsolidated entities	4,204	2,955
Deferred costs, net	2,746	2,777
Prepaid expenses	23,052	19,269
Derivative assets, net	3,209	2,010
Other assets	18,993	14,152
Intangible assets, net	9,884	9,943
Due from third-party hotel managers	20,860	17,387
Assets held for sale	—	18,423
Total assets	$4,831,647	$4,669,850
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,948,020	$3,696,300
Accounts payable and accrued expenses	141,986	132,401
Dividends and distributions payable	27,240	25,045
Due to Ashford Inc., net	17,748	15,146
Due to related party, net	388	1,067
Due to third-party hotel managers	2,454	2,431
Intangible liabilities, net	15,661	15,839
Other liabilities	19,708	18,376
Liabilities related to assets held for sale	—	13,977
Total liabilities	4,173,205	3,920,582
Commitments and contingencies (note 14)
Redeemable noncontrolling interests in operating partnership	146,249	116,122
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 2,389,393 shares issued and outstanding at June 30, 2018 and December 31, 2017	24	24
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	62	62
Series H Cumulative Preferred Stock, 3,800,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	38	38
Series I Cumulative Preferred Stock, 5,400,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	54	54
Common stock, $0.01 par value, 400,000,000 shares authorized, 98,612,117 and 97,409,113 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	986	974
Additional paid-in capital	1,793,869	1,784,997
Accumulated deficit	(1,283,516)	(1,153,697)
Total stockholders’ equity of the Company	511,565	632,500
Noncontrolling interests in consolidated entities	628	646
Total equity	512,193	633,146
Total liabilities and equity	$4,831,647	$4,669,850
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Rooms	$309,381	$311,205	$580,074	$587,910
Food and beverage	60,429	63,842	115,473	126,692
Other hotel revenue	18,558	14,948	34,049	28,714
Total hotel revenue	388,368	389,995	729,596	743,316
Other	796	675	1,775	1,063
Total revenue	389,164	390,670	731,371	744,379
Expenses
Hotel operating expenses:
Rooms	64,214	65,034	123,300	124,907
Food and beverage	40,156	42,276	78,621	84,446
Other expenses	116,254	113,824	222,637	225,557
Management fees	14,371	14,247	27,108	27,073
Total hotel expenses	234,995	235,381	451,666	461,983
Property taxes, insurance, and other	20,230	18,766	38,589	37,099
Depreciation and amortization	64,566	60,547	127,613	125,245
Impairment charges	19	—	1,679	—
Transaction costs	9	8	11	11
Advisory services fee	23,079	14,229	40,156	24,870
Corporate general and administrative	3,231	3,254	5,360	8,424
Total expenses	346,129	332,185	665,074	657,632
Operating income (loss)	43,035	58,485	66,297	86,747
Equity in earnings (loss) of unconsolidated entities	1,170	(2,138)	582	(2,901)
Interest income	883	546	1,629	754
Gain (loss) on sale of hotel properties	412	14,092	403	14,009
Other income (expense)	206	(146)	282	(3,266)
Interest expense and amortization of premiums and loan costs	(58,206)	(54,956)	(112,949)	(110,261)
Write-off of premiums, loan costs and exit fees	(5,694)	(1,575)	(7,744)	(1,629)
Unrealized gain (loss) on marketable securities	(268)	(531)	(826)	(3,877)
Unrealized gain (loss) on derivatives	(1,916)	(1,743)	(1,587)	(325)
Income (loss) before income taxes	(20,378)	12,034	(53,913)	(20,749)
Income tax (expense) benefit	(2,973)	(1,606)	(2,087)	(760)
Net income (loss)	(23,351)	10,428	(56,000)	(21,509)
(Income) loss from consolidated entities attributable to noncontrolling interest	(20)	(13)	18	18
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,065	(231)	11,405	6,262
Net income (loss) attributable to the Company	(18,306)	10,184	(44,577)	(15,229)
Preferred dividends	(10,644)	(10,956)	(21,288)	(21,912)
Net income (loss) attributable to common stockholders	$(28,950)	$(772)	$(65,865)	$(37,141)

Income (loss) per share - basic and diluted:
Basic:
Net income (loss) attributable to common stockholders	$(0.30)	$(0.01)	$(0.69)	$(0.40)
Weighted average common shares outstanding – basic	96,889	95,320	96,137	95,086
Diluted:
Net income (loss) attributable to common stockholders	$(0.30)	$(0.01)	$(0.69)	$(0.40)
Weighted average common shares outstanding – diluted	96,889	95,320	96,137	95,086

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(23,351)	$10,428	$(56,000)	$(21,509)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(23,351)	10,428	(56,000)	(21,509)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(20)	(13)	18	18
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,065	(231)	11,405	6,262
Comprehensive income (loss) attributable to the Company	$(18,306)	$10,184	$(44,577)	$(15,229)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	97,409	$974	$1,784,997	$(1,153,697)	$646	$633,146	$116,122
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(249)	(3)	(1,595)	—	—	(1,598)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	10,411	—	—	10,411	6,392
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(38)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1,490	15	108	—	—	123	53
Cost for issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	(52)	—	—	(52)	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,918)	—	(23,918)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,524)	—	(2,524)	—
Dividends declared – preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,425)	—	(4,425)	—
Dividends declared – preferred shares- Series G	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,715)	—	(5,715)	—
Dividends declared – preferred shares- Series H	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,562)	—	(3,562)	—
Dividends declared – preferred shares- Series I	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,062)	—	(5,062)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,949)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(40,036)	—	(40,036)	40,036
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(44,577)	(18)	(44,595)	(11,405)
Balance at June 30, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	98,612	$986	$1,793,869	$(1,283,516)	$628	$512,193	$146,249
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(56,000)	$(21,509)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	127,613	125,245
Impairment charges	1,679	—
Amortization of intangibles	(119)	(119)
Recognition of deferred income	(288)	(317)
Bad debt expense	909	681
Deferred income tax expense (benefit)	490	(196)
Equity in (earnings) loss of unconsolidated entities	(582)	2,901
(Gain) loss on sale of hotel properties, net	(403)	(14,009)
Realized and unrealized (gain) loss on marketable securities	677	4,003
Purchases of marketable securities	(11,161)	(34,776)
Sales of marketable securities	13,338	64,688
Net settlement of trading derivatives	309	(1,242)
Realized and unrealized (gain) loss on derivatives	1,587	3,858
Amortization of loan costs and premiums, write-off of premiums, loan costs and exit fees	15,549	8,418
Equity-based compensation	16,803	4,138
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	(14,679)	(10,641)
Prepaid expenses and other assets	(7,206)	(6,816)
Accounts payable and accrued expenses	11,248	17,387
Due to/from related party	(1,686)	830
Due to/from third-party hotel managers	(3,389)	(6,279)
Due to/from Braemar OP, net	—	(489)
Due to/from Ashford Inc., net	2,602	(2,123)
Other liabilities	1,698	1,547
Net cash provided by (used in) operating activities	98,989	135,180
Cash Flows from Investing Activities
Investment in unconsolidated entity	(667)	(650)
Acquisition of hotel properties and assets, net of cash and restricted acquired	(111,777)	(110)
Improvements and additions to hotel properties	(117,744)	(110,057)
Net proceeds from sales of assets and hotel properties	40,938	105,267
Liquidation of AQUA U.S. Fund	—	50,942
Payments for initial franchise fees	(105)	(225)
Proceeds from property insurance	651	2,192
Net cash provided by (used in) investing activities	(188,704)	47,359
Cash Flows from Financing Activities
Borrowings on indebtedness	2,733,201	180,800
Repayments of indebtedness	(2,455,813)	(244,233)
Payments for loan costs and exit fees	(54,438)	(5,790)
Payments for dividends and distributions	(47,837)	(49,122)
Purchases of common stock	(1,598)	(1,274)
Payments for derivatives	(3,095)	(550)
Payments from preferred stock offering	(52)	—
Other	53	94
Net cash provided by (used in) financing activities	170,421	(120,075)
Net increase (decrease) in cash, cash equivalents and restricted cash	80,706	62,464
Cash, cash equivalents and restricted cash at beginning of period	472,072	492,473
Cash, cash equivalents and restricted cash and at end of period	$552,778	$554,937

	Six Months Ended June 30,
	2018	2017
Supplemental Cash Flow Information
Interest paid	$106,238	$103,159
Income taxes paid (refunded)	1,154	1,455
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$15,971	$12,818
Non-cash dividends paid	123	—
Dividends and distributions declared but not paid	27,240	26,185
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$354,805	$347,091
Cash and cash equivalents at beginning of period included in assets held for sale	78	976
Restricted cash at beginning of period	116,787	144,014
Restricted cash at beginning of period included in assets held for sale	402	392
Cash, cash equivalents and restricted cash at beginning of period	$472,072	$492,473

Cash and cash equivalents at end of period	$417,359	$404,435
Restricted cash at end of period	135,419	150,502
Cash, cash equivalents and restricted cash at end of period	$552,778	$554,937
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”) focused on investing in full-service hotels in the upscale and upper upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average, and in all methods including direct real estate, equity, and debt. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. In this report, terms such as the “Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of June 30, 2018, we owned interests in the following assets:

•
118 consolidated hotel properties, including 116 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 24,930 total rooms (or 24,903 net rooms excluding those attributable to our partner);

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);

•	a 28.4% ownership in Ashford Inc. common stock with a carrying value of $1.3 million and a fair value of $38.8 million; and

•	a 16.3% ownership in OpenKey with a carrying value of $2.9 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2018, our 118 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of June 30, 2018, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 80 of our 118 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.
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
Ashford Trust OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Ashford Trust OP that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly-owned subsidiary, Ashford Trust OP General Partner LLC, its general partner. As such, we consolidate Ashford Trust OP.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The following acquisitions and dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
Renaissance	Portsmouth, VA	Disposition	February 1, 2017
Embassy Suites	Syracuse, NY	Disposition	March 6, 2017
Crowne Plaza Ravinia	Atlanta, GA	Disposition	June 29, 2017
SpringHill Suites	Glen Allen, VA	Disposition	February 20, 2018
SpringHill Suites	Centreville, VA	Disposition	May 1, 2018
Residence Inn Tampa	Tampa, FL	Disposition	May 10, 2018
Hilton Alexandria Old Town	Alexandria, VA	Acquisition	June 29, 2018
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
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 16.3% to 28.4%, at June 30, 2018, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entities. No such impairment was recorded for the three and six months ended June 30, 2018 and 2017.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a Consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2018 on a prospective basis as there were no required changes as a result of adoption. The adoption of this standard did not have a material impact on our consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. We adopted this standard effective January

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1, 2018. Under the new standard, certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions). Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. We concluded that our hotel acquisition completed in the second quarter of 2018 is the acquisition of assets because substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset or a group of similar identifiable assets. As such, acquisition costs were capitalized as part of the transaction. As such, acquisition costs were capitalized as part of the transaction. (see note 4).
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
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option and etc. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis. The accounting for leases under which we are the lessor remains largely unchanged. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations. We disclosed $123.7 million in undiscounted future minimum rentals due under non-cancelable leases in note 12 of our most recent 10-K. We are involving our property managers and implementing repeatable processes to manage ongoing lease data collection and analysis, and evaluating accounting policies and internal controls that will be impacted by the new standards.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and aligns the guidance for share-based payments to non-employees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-07 will have on the consolidated financial statements and related disclosures and expect that the associated compensation expense of the majority of our equity awards will be based on the grant date fair value.
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
Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, resort and destination fees, spas, parking, entertainment and other guest services, as well as rental revenue; primarily consisting of leased retail outlets at our hotel properties. Attrition and cancellation fees are recognized for non-cancellable deposits when the customer provides notification of cancellation within established management policy time frames. For the three and six months ended June 30, 2018, we recorded $1.9 million and $2.5 million of business interruption income for the St. Petersburg Hilton and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due.
The following tables presents our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended June 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$17,029	$3,993	$1,404	$—	$22,426
Boston, MA Area	3	17,606	2,116	905	—	20,627
Dallas / Ft. Worth Area	7	16,534	4,229	919	—	21,682
Houston, TX Area	3	7,249	2,571	204	—	10,024
Los Angeles, CA Metro Area	6	19,995	3,763	1,233	—	24,991
Miami, FL Metro Area	3	6,948	2,521	238	—	9,707
Minneapolis - St. Paul, MN-WI Area	4	9,454	2,618	1,251	—	13,323
Nashville, TN Area	1	14,319	3,530	368	—	18,217
New York / New Jersey Metro Area	6	20,712	7,199	619	—	28,530
Orlando, FL Area	3	7,179	418	336	—	7,933
Philadelphia, PA Area	3	6,782	1,196	236	—	8,214
San Diego, CA Area	2	4,823	261	254	—	5,338
San Francisco - Oakland, CA Metro Area	6	21,394	1,598	628	—	23,620
Tampa, FL Area	2	5,489	1,568	251	—	7,308
Washington DC - MD - VA Area	9	35,084	6,653	1,573	—	43,310
Other Areas	51	96,657	16,151	7,796	—	120,604
Orlando WorldQuest	—	1,182	44	306	—	1,532
Sold properties	2	945	—	37	—	982
Corporate	—	—	—	—	796	796
Total	120	$309,381	$60,429	$18,558	$796	$389,164

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$16,887	$4,209	$1,289	$—	$22,385
Boston, MA Area	3	18,342	2,264	817	—	21,423
Dallas / Ft. Worth Area	7	15,691	4,665	846	—	21,202
Houston, TX Area	3	7,024	2,280	202	—	9,506
Los Angeles, CA Metro Area	6	19,675	3,646	1,134	—	24,455
Miami, FL Metro Area	3	6,504	2,498	183	—	9,185
Minneapolis - St. Paul, MN-WI Area	4	9,650	2,704	1,245	—	13,599
Nashville, TN Area	1	14,070	5,460	565	—	20,095
New York / New Jersey Metro Area	6	19,978	7,289	578	—	27,845
Orlando, FL Area	3	7,709	537	198	—	8,444
Philadelphia, PA Area	3	6,797	1,141	175	—	8,113
San Diego, CA Area	2	4,805	331	172	—	5,308
San Francisco - Oakland, CA Metro Area	6	20,102	2,045	522	—	22,669
Tampa, FL Area	3	5,685	1,732	237	—	7,654
Washington DC - MD - VA Area	9	34,474	6,857	1,239	—	42,570
Other Areas	52	95,158	15,003	5,064	—	115,225
Orlando WorldQuest	—	1,556	52	298	—	1,906
Sold properties	3	7,098	1,129	184	—	8,411
Corporate	—	—	—	—	675	675
Total	123	$311,205	$63,842	$14,948	$675	$390,670

	Six Months Ended June 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$34,288	$8,433	$2,748	$—	$45,469
Boston, MA Area	3	26,772	3,517	1,681	—	31,970
Dallas / Ft. Worth Area	7	33,015	9,192	1,699	—	43,906
Houston, TX Area	3	14,221	5,213	419	—	19,853
Los Angeles, CA Metro Area	6	40,576	8,219	2,232	—	51,027
Miami, FL Metro Area	3	16,942	5,076	532	—	22,550
Minneapolis - St. Paul, MN-WI Area	4	18,298	4,880	2,371	—	25,549
Nashville, TN Area	1	25,297	5,849	840	—	31,986
New York / New Jersey Metro Area	6	37,035	12,123	1,363	—	50,521
Orlando, FL Area	3	15,521	789	531	—	16,841
Philadelphia, PA Area	3	11,689	2,226	425	—	14,340
San Diego, CA Area	2	8,996	501	475	—	9,972
San Francisco - Oakland, CA Metro Area	6	39,880	3,516	1,094	—	44,490
Tampa, FL Area	2	12,970	3,483	1,036	—	17,489
Washington DC - MD - VA Area	9	58,734	11,797	2,797	—	73,328
Other Areas	51	179,749	30,581	13,032	—	223,362
Orlando WorldQuest	—	2,573	77	645	—	3,295
Sold properties	3	3,518	1	129	—	3,648
Corporate	—	—	—	—	1,775	1,775
Total	121	$580,074	$115,473	$34,049	$1,775	$731,371

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$34,047	$9,194	$2,366	$—	$45,607
Boston, MA Area	3	27,210	4,044	1,515	—	32,769
Dallas / Ft. Worth Area	7	31,378	9,718	1,662	—	42,758
Houston, TX Area	3	14,150	4,584	363	—	19,097
Los Angeles, CA Metro Area	6	40,056	8,420	2,288	—	50,764
Miami, FL Metro Area	3	15,873	5,070	439	—	21,382
Minneapolis - St. Paul, MN-WI Area	4	17,528	4,901	2,178	—	24,607
Nashville, TN Area	1	25,867	11,008	852	—	37,727
New York / New Jersey Metro Area	6	35,633	12,868	1,069	—	49,570
Orlando, FL Area	3	16,081	1,121	383	—	17,585
Philadelphia, PA Area	3	11,481	1,991	364	—	13,836
San Diego, CA Area	2	8,963	712	337	—	10,012
San Francisco - Oakland, CA Metro Area	6	38,392	3,795	1,009	—	43,196
Tampa, FL Area	3	13,428	4,078	414	—	17,920
Washington DC - MD - VA Area	9	61,306	12,478	2,521	—	76,305
Other Areas	52	178,469	29,408	9,895	—	217,772
Orlando WorldQuest	—	2,872	90	667	—	3,629
Sold properties	6	15,176	3,212	392	—	18,780
Corporate	—	—	—	—	1,063	1,063
Total	126	$587,910	$126,692	$28,714	$1,063	$744,379
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$665,578	$653,293
Buildings and improvements	4,017,054	3,895,112
Furniture, fixtures, and equipment	489,880	468,420
Construction in progress	31,509	35,273
Condominium properties	12,173	12,196
Total cost	5,216,194	5,064,294
Accumulated depreciation	(1,106,474)	(1,028,379)
Investments in hotel properties, net	$4,109,720	$4,035,915

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Acquisitions
Hilton Alexandria Old Town
On June 29, 2018, the Company acquired a 100% interest in the 252-room Hilton Alexandria Old Town in Alexandria, Virginia for $111.0 million. We accounted for this transaction as an asset acquisition because substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. We allocated the cost of the acquisition including transaction costs to the individual assets acquired and liabilities assumed on a relative fair value basis, which is considered a Level 3 valuation technique, as noted in the following table (in thousands):

Land	$14,459
Buildings and improvements	94,535
Furniture, fixtures and equipment	2,479
$111,473
Net other assets (liabilities)	$194
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. For both the three and six months ended June 30, 2018, total revenue and net income in our consolidated statements of operations is not material.
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
On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million in cash. The sale resulted in a loss of approximately $13,000 for the six months ended June 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.6 million of debt associated with the hotel property. See note 7.
On May 1, 2018, we completed the sale of the SpringHill Suites Centreville for approximately $7.5 million in cash. The sale resulted in a gain of approximately $16,000 for the three and six months ended June 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $6.6 million of debt associated with the hotel property. See note 7.
On May 10, 2018, we completed the sale of the Residence Inn Tampa for approximately $24.0 million in cash. The sale resulted in a gain of approximately $400,000 for the three and six months ended June 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $22.5 million of debt associated with the hotel property. See note 7.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We included the results of operations for these hotel properties through the date of disposition in net income (loss). The following table includes condensed financial information from these hotel properties in the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total hotel revenue	$982	$8,411	$3,648	$18,780
Total hotel operating expenses	(620)	(5,732)	(2,271)	(13,484)
Operating income (loss)	362	2,679	1,377	5,296
Property taxes, insurance and other	(70)	(355)	(220)	(883)
Depreciation and amortization	(39)	(1,658)	(347)	(3,451)
Gain (loss) on sale of hotel properties	413	14,092	403	14,009
Interest expense and amortization of loan costs	(45)	(2,994)	(525)	(3,240)
Write-off of loan costs and exit fees	(462)	(43)	(524)	(98)
Income (loss) before income taxes	159	11,721	(1,775)	11,633
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(24)	(1,840)	264	(1,826)
Net income (loss) attributable to the Company	$135	$9,881	$(1,511)	$9,807
Impairment Charges and Insurance Recoveries
In August and September 2017, twenty-four of our hotel properties in Texas and Florida were impacted by the effects of Hurricanes Harvey and Irma. The Company holds insurance policies that provide coverage for property damage and business interruption after meeting certain deductibles at all of its hotel properties. During 2017, the Company recognized impairment charges, net of anticipated insurance recoveries of $2.0 million. Additionally, the Company recognized remediation and other costs, net of anticipated insurance recoveries of $2.8 million, included primarily in other hotel operating expenses. As of December 31, 2017, the Company recorded an insurance receivable of $267,000, net of deductibles of $4.8 million, included in “accounts receivable, net” on our consolidated balance sheet, related to the anticipated insurance recoveries. During the year ended December 31, 2017, the Company received proceeds of $612,000 for business interruption losses associated with lost profits, which has been recorded as “other” hotel revenue in our consolidated statement of operations, in excess of the deductible of $360,000.
For the three months and six months ended June 30, 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $0 and $401,000, respectively, which is included in “other” hotel revenue in our consolidated statement of operations. We received additional proceeds of $142,000 and $642,000 associated with property damage from the hurricanes during the three and six months ended June 30, 2018. The Company will not record an insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.
Additionally, for the three and six months ended June 30, 2018, we recorded a $0.0 million and $2.0 million impairment charge, respectively, at the SpringHill Suites in Centreville, Virginia (“SpringHill Suites Centreville”). We also recorded impairment adjustments of $19,000 and $(283,000), respectively, based on changes in estimates of property damages incurred from Hurricanes Harvey and Irma. For the year ended December 31, 2017, we recorded impairment charges of $8.2 million related to the SpringHill Suites Centreville and the SpringHill Suites in Glen Allen, Virginia (“SpringHill Suites Glen Allen”) in the amounts of $4.7 million and $3.5 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. SpringHill Suites Glen Allen was sold on February 20, 2018 and SpringHill Suites Centreville was sold on May 1, 2018. See discussion below.
Assets Held For Sale
At December 31, 2017, the SpringHill Suites Centreville and the SpringHill Suites Glen Allen were classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2.
On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million. The sale resulted in a loss of $13,000 for the six months ended June 30, 2018, and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On May 1, 2018, we completed the sale of the SpringHill Suites Centreville for approximately $7.5 million in cash. We also repaid approximately $6.6 million of principal on our mortgage loan partially secured by the hotel property. The sale resulted in a gain of $16,000 for the three and six months ended June 30, 2018, and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations.
Since the sale of the hotel properties does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operation were not reported as discontinued operations in the consolidated financial statements. Depreciation and amortization were ceased as of the date the assets were deemed held for sale.
The major classes of assets and liabilities related to the assets held for sale included in the consolidated balance sheets at December 31, 2017 were as follows:

December 31, 2017
Assets
Investments in hotel properties, net	$17,732
Cash and cash equivalents	78
Restricted cash	402
Accounts receivable	127
Inventories	1
Prepaid expenses	21
Other assets	31
Due from third-party hotel managers	31
Assets held for sale	$18,423

Liabilities
Indebtedness, net	$13,221
Accounts payable and accrued expenses	662
Due to related party, net	94
Liabilities related to assets held for sale	$13,977
6. Investment in Unconsolidated Entities
Ashford Inc.
We hold approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 28.4% ownership interest in Ashford Inc. as of June 30, 2018, with a carrying value of $1.3 million and a fair value of $38.8 million.
The following tables summarize the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 and the condensed consolidated statements of operations of Ashford Inc. and our equity in earnings (loss) for the three and six months ended June 30, 2018 and 2017 (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2018	December 31, 2017
Total assets	$138,145	$114,810
Total liabilities	$90,331	$78,742
Redeemable noncontrolling interests	4,852	5,111
Total stockholders’ equity of Ashford Inc.	41,541	30,185
Noncontrolling interests in consolidated entities	1,421	772
Total equity	42,962	30,957
Total liabilities and equity	$138,145	$114,810
Our ownership interest in Ashford Inc.	$1,293	$437

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$54,811	$19,639	$102,979	$32,652
Total operating expenses	(43,941)	(18,221)	(97,145)	(33,370)
Operating income (loss)	10,870	1,418	5,834	(718)
Realized and unrealized gain (loss) on investments, net	—	(16)	—	(91)
Interest expense and loan amortization costs	(185)	(15)	(351)	(15)
Other income (expense)	(148)	25	(75)	143
Income tax (expense) benefit	(1,605)	(8,643)	(2,311)	(9,273)
Net income (loss)	8,932	(7,231)	3,097	(9,954)
(Income) loss from consolidated entities attributable to noncontrolling interests	118	190	291	165
Net (income) loss attributable to redeemable noncontrolling interests	(90)	332	(151)	695
Net income (loss) attributable to Ashford Inc.	$8,960	$(6,709)	$3,237	$(9,094)
Our equity in earnings (loss) of Ashford Inc.	$1,293	$(2,014)	$856	$(2,723)
OpenKey
In 2016, the Company made investments totaling $2.3 million in OpenKey, which is controlled and consolidated by Ashford Inc., for a 13.3% ownership interest. OpenKey is a hospitality focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guest rooms. In 2018 and 2017 we made additional investments of $667,000 and $983,000, respectively. As of June 30, 2018, the Company has made investments totaling $4.0 million. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of June 30, 2018 and December 31, 2017, our ownership interest of approximately 16.3% and 16.2% had a carrying value of $2.9 million and $2.5 million, respectively. For the three and six months ended June 30, 2018, our equity in loss in the unconsolidated entity was $123,000 and $274,000, respectively. For the three and six months ended June 30, 2017, our equity in loss in the unconsolidated entity was $123,000 and $230,000, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2018	December 31, 2017
Mortgage loan (2)	8 hotels	January 2018	LIBOR (1) + 4.95%	$—	$376,800
Mortgage loan (3)	22 hotels	April 2019	LIBOR (1) + 4.39%	—	971,654
Mortgage loan (4)	1 hotel	July 2018	LIBOR (1) + 5.10%	—	40,500
Mortgage loan (5)	1 hotel	July 2018	LIBOR (1) + 4.15%	35,200	35,200
Mortgage loan (5)	8 hotels	July 2018	LIBOR (1) + 4.09%	144,000	144,000
Mortgage loan (6)	1 hotel	August 2018	LIBOR (1) + 4.95%	12,000	12,000
Mortgage loan (4) (7)	3 hotels	August 2018	LIBOR (1) + 4.35%	—	52,530
Mortgage loan (4)	6 hotels	August 2018	LIBOR (1) + 4.35%	—	280,421
Mortgage loan (4) (8)	17 hotels	October 2018	LIBOR (1) + 4.55%	—	450,000
Mortgage loan (4)	5 hotels	February 2019	LIBOR (1) + 4.75%	—	200,000
Mortgage loan (4)	1 hotel	April 2019	LIBOR (1) + 4.95%	—	33,300
Mortgage loan (4)	1 hotel	May 2019	LIBOR (1) + 5.10%	—	25,100
Mortgage loan (9)	1 hotel	June 2019	LIBOR (1) + 5.10%	43,750	43,750
Mortgage loan	1 hotel	July 2019	4.00%	5,283	5,336
Mortgage loan (10)	17 hotels	November 2019	LIBOR (1) + 3.00%	427,000	427,000
Mortgage loan (2)	8 hotels	February 2020	LIBOR (1) + 2.92%	395,000	—
Mortgage loan (3)	21 hotels	April 2020	LIBOR (1) + 3.20%	962,575	—
Mortgage loan (6)	1 hotel	May 2020	LIBOR (1) + 2.90%	16,100	16,100
Mortgage loan (4)	7 hotels	June 2020	LIBOR (1) + 3.65%	180,720	—
Mortgage loan (4)	7 hotels	June 2020	LIBOR (1) + 3.39%	174,400	—
Mortgage loan (4)	5 hotels	June 2020	LIBOR (1) + 3.73%	221,040	—
Mortgage loan (4)	5 hotels	June 2020	LIBOR (1) + 4.02%	262,640	—
Mortgage loan (4)	5 hotels	June 2020	LIBOR (1) + 4.36%	216,320	—
Mortgage loan (4)	5 hotels	June 2020	LIBOR (1) + 3.68%	215,120	—
Mortgage loan	1 hotel	November 2020	6.26%	94,326	95,207
Mortgage loan (11)	2 hotels	June 2022	LIBOR (1) + 3.00%	174,211	164,700
Mortgage loan	1 hotel	November 2022	LIBOR (1) + 2.00%	97,000	97,000
Mortgage loan	1 hotel	May 2023	5.46%	53,319	53,789
Mortgage loan (12)	1 hotel	June 2023	LIBOR (1) + 2.45%	73,450	—
Mortgage loan	1 hotel	January 2024	5.49%	6,942	7,000
Mortgage loan	1 hotel	January 2024	5.49%	10,131	10,216
Mortgage loan	1 hotel	May 2024	4.99%	6,472	6,530
Mortgage loan	3 hotels	August 2024	5.20%	65,725	66,224
Mortgage loan	2 hotels	August 2024	4.85%	12,144	12,242
Mortgage loan	3 hotels	August 2024	4.90%	24,276	24,471
Mortgage loan	2 hotels	February 2025	4.45%	20,022	20,214
Mortgage loan	3 hotels	February 2025	4.45%	51,790	52,284
				4,000,956	3,723,568
Premiums, net				1,432	1,570
Deferred loan costs, net				(54,368)	(15,617)
				$3,948,020	$3,709,521

Indebtedness related to assets held for sale (7)	1 hotel	August 2018	LIBOR (1) + 4.35%	—	5,992
Indebtedness related to assets held for sale (8)	1 hotel	October 2018	LIBOR (1) + 4.55%	—	7,229
Indebtedness, net				$3,948,020	$3,696,300
_____________________________

(1)	LIBOR rates were 2.090% and 1.564% at June 30, 2018 and December 31, 2017, respectively.

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

(3)
On April 9, 2018, we refinanced this mortgage loan totaling $971.7 million set to mature in April 2018 with a new $985.0 million mortgage loan with a two-year initial term and five one-year extension options, subject to satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 3.20%. A portion of this mortgage loan relates to the Tampa Residence Inn, which was sold on May 10, 2018, resulting in a $22.5 million paydown. See note 5.

(4)
On June 13, 2018, we refinanced seven mortgage loans totaling $1.068 billion set to mature between July 2018 and May 2019 with six new mortgage loans totaling $1.270 billion. Each new mortgage loan has a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. The new mortgage loans are interest only.

(5)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in July 2018.

(6)	This mortgage loan has two one-year extension options subject to satisfaction of certain conditions.

(7)	A portion of this mortgage loan at December 31, 2017 relates to the SpringHill Suites Centreville. The property was sold on May 1, 2018. See note 5.

(8)	A portion of this mortgage loan at December 31, 2017 relates to the SpringHill Suites Glen Allen. The property was sold on February 20, 2018. See note 5.

(9)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in June 2018.

(10)	This mortgage loan has five one-year extension options subject to satisfaction of certain conditions.

(11)
This $181.0 million mortgage loan had an initial advance was $164.7 million in May 2017. In February, May, and June 2018, additional advances of $6.5 million, $1.1 million and $1.9 million, respectively, were taken for a capital expenditures project at one of the hotels securing this mortgage loan.

(12)	The Hilton Alexandria property was acquired on June 29, 2018. The new mortgage loan has a five-year term, is interest-only loan and bears interest at a rate of LIBOR + 2.45%.
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
On May 1, 2018, we repaid $6.6 million of principal on our mortgage loan partially secured by the SpringHill Suites Centreville. This hotel property was sold on May 1, 2018.
On May 10, 2018, we repaid $22.5 million of principal on our mortgage loan partially secured by the Residence Inn Tampa. This hotel property was sold on May 10, 2018.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On June 13, 2018, we refinanced seven mortgage loans with existing outstanding balances totaling $1.068 billion. The new financing is comprised of six separate mortgage loans that total approximately $1.270 billion. Each has a two-year initial term with five one-year extension options, subject to the satisfaction of certain conditions. The original principal amounts of each mortgage loan and the hotel properties securing each mortgage loan are set forth in the following table:

Mortgage Loan	Principal Amount (in thousands)	Interest Rate	Secured Hotel Properties
A	$180,720	LIBOR + 3.65%	Courtyard Columbus Tipton Lakes
			Courtyard Scottsdale Old Town
			Residence Inn Phoenix Airport
			SpringHill Suites Manhattan Beach
			SpringHill Suites Plymouth Meeting
			Residence Inn Las Vegas Hughes Center
			Residence Inn Newark
B	$174,400	LIBOR + 3.39%	Courtyard Newark
			SpringHill Suites BWI
			Courtyard Oakland Airport
			Courtyard Plano Legacy
			Residence Inn Plano
			TownePlace Suites Manhattan Beach
			Courtyard Basking Ridge
C	$221,040	LIBOR + 3.73%	Sheraton San Diego Mission Valley
			Sheraton Bucks County
			Hilton Ft. Worth
			Hyatt Regency Coral Gables
			Hilton Minneapolis
D	$262,640	LIBOR + 4.02%	Hilton Santa Fe
			Embassy Suites Dulles
			Marriott Beverly Hills
			One Ocean
			Marriott Suites Dallas Market Center
E	$216,320	LIBOR + 4.36%	Marriott Memphis East
			Embassy Suites Philadelphia Airport
			Sheraton Anchorage
			Lakeway Resort & Spa
			Marriott Fremont
F	$215,120	LIBOR + 3.68%	W Atlanta Downtown
			Embassy Suites Flagstaff
			Embassy Suites Walnut Creek
			Marriott Bridgewater
			Marriott Durham Research Triangle Park
On June 29, 2018, in connection with the acquisition of the Hilton Alexandria Old Town in Alexandria VA, we completed the financing of a $73.5 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.45%. The stated maturity date of the mortgage loan is June 2023, with no extension options. The mortgage loan is secured by the Hilton Alexandria Old Town.
During the three and six months ended June 30, 2018, we recognized premium amortization of $69,000 and $138,000, respectively. During the three and six months ended June 30, 2017, we recognized premium amortization of $1.0 million and $1.6 million, respectively. The amortization of the premium is computed using a method that approximates the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of June 30, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) allocated to common stockholders:
Income (loss) attributable to the Company	$(18,306)	$10,184	$(44,577)	$(15,229)
Less: Dividends on preferred stock	(10,644)	(10,956)	(21,288)	(21,912)
Less: Dividends on common stock	(11,628)	(11,439)	(23,241)	(22,877)
Less: Dividends on unvested performance stock units	(122)	(98)	(245)	(196)
Less: Dividends on unvested restricted shares	(207)	(253)	(432)	(458)
Undistributed income (loss)	(40,907)	(12,562)	(89,783)	(60,672)
Add back: Dividends on common stock	11,628	11,439	23,241	22,877
Distributed and undistributed income (loss) - basic and diluted	$(29,279)	$(1,123)	$(66,542)	$(37,795)

Weighted average shares outstanding:
Weighted average common shares outstanding - basic and diluted	96,889	95,320	96,137	95,086

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.30)	$(0.01)	$(0.69)	$(0.40)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.30)	$(0.01)	$(0.69)	$(0.40)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$207	$253	$432	$458
Income (loss) allocated to unvested performance stock units	122	98	245	196
Income (loss) attributable to noncontrolling interest in operating partnership units	(5,065)	231	(11,405)	(6,262)
Total	$(4,736)	$582	$(10,728)	$(5,608)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	73	366	127	242
Effect of unvested performance stock units	449	2	500	21
Effect of assumed conversion of operating partnership units	18,023	17,284	17,782	17,274
Effect of incentive fee shares	320	285	301	292
Total	18,865	17,937	18,710	17,829
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
The following table presents a summary of our interest rate caps entered into over the applicable periods:

	Six Months Ended June 30,
	2018	2017
Notional amounts (in thousands)	$3,582,000	$1,789,510
Strike rate minimum	1.50%	1.50%
Strike rate maximum	5.22%	4.44%
Effective date range	January 2018 - June 2018	February 2017 - June 2017
Maturity date range	January 2019 - July 2020	January 2018 - June 2019
Total cost (in thousands)	$3,095	$550
None of these instruments were designated as cash flow hedges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of June 30, 2018, we held interest rate instruments as summarized in the table below:

Interest cap rates:
Notional amount (in thousands)	$4,967,300	(1)
Strike rate minimum	1.50%
Strike rate maximum	5.84%
Maturity date range	July 2018 - July 2020
Aggregate principle balance on corresponding mortgage loans (in thousands)	$3,553,526

Interest rate floors: (2)
Notional amount (in thousands)	$16,750,000
Strike rate minimum	(0.25)%
Strike rate maximum	1.50%
Maturity date range	March 2019 - July 2020
_______________

(1)	These instruments were not designated as cash flow hedges

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of June 30, 2018, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $7.4 million as of June 30, 2018. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2018, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 2.090% to 2.848% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total

June 30, 2018:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$73	$—	$110	$183	(2)
Interest rate derivatives - caps	—	1,521	—	—	1,521	(2)
Credit default swaps	—	(106)	—	1,611	$1,505	(2)
	—	1,488	—	1,721	3,209
Non-derivative assets:
Equity securities	24,072	—	—	—	24,072	(3)
Total	$24,072	$1,488	$—	$1,721	$27,281

December 31, 2017:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$311	$—	$32	$343	(2)
Interest rate derivatives - caps	—	137	—	—	137	(2)
Credit default swaps	—	(469)	—	1,999	1,530	(2)
	—	(21)	—	2,031	2,010
Non-derivative assets:
Equity securities	26,926	—	—	—	26,926	(3)
Total	$26,926	$(21)	$—	$2,031	$28,936
____________________________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported net as “derivative assets, net” in our consolidated balance sheets.

(3)	Reported as “marketable securities” in our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2018		2017
Assets
Derivative assets:
Interest rate derivatives - floors	$(147)		$(305)
Interest rate derivatives - caps	(1,845)		(217)
Credit default swaps	76	(4)	(802)	(4)
Options on futures contracts	—		(38)
	(1,916)		(1,362)
Non-derivative assets:
Equity	(229)		(657)
Total	(2,145)		(2,019)
Liabilities
Derivative liabilities:
Credit default swaps	—	(4)	(611)	(4)
Net	$(2,145)		$(2,630)

Total combined
Interest rate derivatives - floors	$(147)		$(305)
Interest rate derivatives - caps	(1,845)		(217)
Credit default swaps	76		(1,413)
Options on futures contracts	—		192
Unrealized gain (loss) on derivatives	(1,916)	(1)	(1,743)	(1)
Realized gain (loss) on credit default swaps	—	(2) (4)	—	(2) (4)
Realized gain (loss) on options on futures contracts	—	(2)	(230)	(2)
Unrealized gain (loss) on marketable securities	(268)	(3)	(531)	(3)
Realized gain (loss) on marketable securities	39	(2)	(126)	(2)
Net	$(2,145)		$(2,630)
____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.

(4)	Excludes costs of $271 and $259 for the three months ended June 30, 2018 and 2017, respectively, included in “other income (expense)” associated with credit default swaps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2018		2017
Assets
Derivative assets:
Interest rate derivatives - floors	$(238)		$(1,942)
Interest rate derivatives - caps	(1,711)		(517)
Credit default swaps	362	(4)	(720)	(4)
Options on futures contracts	—		(116)
	(1,587)		(3,295)
Non-derivative assets:
Equity	(677)		(4,003)
Total	(2,264)		(7,298)

Liabilities
Derivative liabilities:
Credit default swaps	—	(4)	(563)	(4)
Net	$(2,264)		$(7,861)

Total combined
Interest rate derivatives - floors	$(238)		$(1,942)
Interest rate derivatives - caps	(1,711)		(517)
Credit default swaps	362		1,707
Options on futures contracts	—		427
Unrealized gain (loss) on derivatives	(1,587)	(1)	(325)	(1)
Realized gain (loss) on credit default swaps	—	(2) (4)	(2,990)	(2) (4)
Realized gain (loss) on options on futures contracts	—	(2)	(543)	(2)
Unrealized gain (loss) on marketable securities	(826)	(3)	(3,877)	(3)
Realized gain (loss) on marketable securities	149	(2)	(126)	(2)
Net	$(2,264)		$(7,861)
____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.

(4)	Excludes costs of $537 and $512 for the six months ended June 30, 2018 and 2017, respectively, included in “other income (expense)” associated with credit default swaps.

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

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$24,072	$24,072	$26,926	$26,926
Derivative assets, net	3,209	3,209	2,010	2,010

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$417,359	$417,359	$354,883	$354,883
Restricted cash (1)	135,419	135,419	117,189	117,189
Accounts receivable, net (1)	57,852	57,852	44,384	44,384
Due from third-party hotel managers	20,860	20,860	17,418	17,418

Financial liabilities not measured at fair value:
Indebtedness (1)	$4,002,388	$3,851,629 to $4,257,065	$3,725,138	$3,559,993 to $3,934,727
Accounts payable and accrued expenses (1)	141,986	141,986	133,063	133,063
Dividends and distributions payable	27,240	27,240	25,045	25,045
Due to Ashford Inc., net	17,748	17,748	15,146	15,146
Due to related party, net (1)	388	388	1,161	1,161
Due to third-party hotel managers	2,454	2,454	2,431	2,431
____________________________________

(1)	Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of December 31, 2017.
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

indebtedness to be approximately 96.2% to 106.4% of the carrying value of $4.0 billion at June 30, 2018 and approximately 95.6% to 105.6% of the carrying value of $3.7 billion at December 31, 2017. This is considered a Level 2 valuation technique.
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
The compensation committee of the board of directors of the Company approved Performance LTIP units to certain executive officers. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. As of June 30, 2018, there are approximately 2.4 million performance-based LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees.
As of June 30, 2018, we have issued a total of 13.0 million LTIP and Performance LTIP units, all of which, other than approximately 737,000 units (none of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units.
We recorded compensation expense for performance LTIP units and LTIP units (issued to Ashford LLC’s employees and Ashford Trust’s directors) as presented in the table below (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Type	Line Item	2018	2017	2018	2017
Performance LTIP Units	Advisory services fee	$3,805	$436	$4,213	$348
LTIP Units	Advisory services fee	935	811	1,643	982
LTIP Units	Corporate, general and administrative	536	475	536	475
The Performance LTIP units unamortized fair value of $7.8 million at June 30, 2018 will be expensed over a period of 2.8 years, subject to future mark to market adjustments.
As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. The fair value of the unrecognized cost of LTIP units, which was $6.5 million at June 30, 2018, will be expensed over a period of 2.8 years, subject to future mark to market adjustments.
During the six months ended June 30, 2018, there were no common units redeemed. During the six months ended June 30, 2017, approximately 21,000 common units with an aggregate fair value of approximately $161,000 were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table shows the redeemable noncontrolling interest in Ashford Trust (in thousands) and the corresponding approximate ownership percentage:

	June 30, 2018	December 31, 2017
Redeemable noncontrolling interests	$146,249	$116,122
Adjustments to redeemable noncontrolling interests (1)	194,298	154,262
Ownership percentage of operating partnership	14.89%	15.52%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Allocated net (income) loss to the redeemable noncontrolling interests	$5,065	$(231)	$11,405	$6,262
Aggregate cash distributions to holders of common units and LTIP units	$2,479	$2,556	$4,949	$5,099
13. Equity and Equity-Based Compensation
Common Stock Dividends—For each of the 2018 and 2017 quarters, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock with an annualized target of $0.48 per share for 2018.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to employees of Ashford LLC, which is included in “advisory services fee,” on our consolidated statements of operations and employees of Remington Lodging, which is included in “management fees” on our consolidated statements of operations. We also issue common stock to our independent directors, which immediately vests, and is included in “corporate general and administrative” expense on our consolidated statements of operations.
At June 30, 2018, the fair value of the unamortized cost of the unvested shares of restricted stock was $12.1 million, which will be amortized over a period of 2.7 years, subject to future mark to market adjustments.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2018	2017	2018	2017
Advisory services fee	$1,451	$1,339	$3,748	$1,729
Management fees	326	192	583	217
Corporate general and administrative	—	90	—	90
	$1,777	$1,621	$4,331	$2,036
During the six months ended June 30, 2018 approximately $1.5 million of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his passing, in accordance with the terms of the awards.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2018	2017	2018	2017
Advisory services fee	$2,748	$367	$6,080	$296
During the six months ended June 30, 2018, approximately $3.0 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his passing, in accordance with the terms of the awards.
The fair value of the unamortized cost of PSUs of $7.6 million at June 30, 2018, will be expensed over a period of approximately 2.7 years, subject to future mark to market adjustments.
Preferred Dividends—The board of directors declared quarterly dividends as presented below:

	Three Months Ended June 30,
	2018	2017
8.55% Series A cumulative preferred stock	$—	$0.5344
8.45% Series D cumulative preferred stock	0.5281	0.5281
7.375% Series F cumulative preferred stock	0.4609	0.4609
7.375% Series G cumulative preferred stock	0.4609	0.4609
7.50% Series H cumulative preferred stock	0.4688	—
7.50% Series I cumulative preferred stock	0.4688	—
At-the-Market Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million. As of June 30, 2018, no shares of our common stock have been sold under this program.
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $628,000 and $646,000 at June 30, 2018 and December 31, 2017, respectively. Our ownership interest is reported in equity in the consolidated balance sheets.
The below table summarizes the (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2018	2017	2018	2017
(Income) loss allocated to noncontrolling interests in consolidated entities	$20	$13	$(18)	$(18)
14. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2018, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at June 30, 2018, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 2% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2018 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We incurred franchise fees of $19.4 million and $36.8 million for the three and six months ended June 30, 2018, respectively, and $18.4 million and $34.8 million for the three and six months ended June 30, 2017, respectively. Franchise fees are included in “other” hotel expenses in the consolidated statements of operations.
Management Fees—Under management agreements for our hotel properties existing at June 30, 2018, we pay a) monthly property management fees equal to the greater of approximately $13,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees, and d) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2020 through 2038, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes— We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2014 through 2017 remain subject to potential examination by certain federal and state taxing authorities.
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
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company. On June 27, 2017, the Florida Supreme Court denied the Company's petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney's fees being the only remaining dispute. On June 29, 2017, the balance of the judgment was paid to Nantucket by the Company. As of June 30, 2018, we have accrued approximately $1.1 million, which represents the Company’s best estimate of the amount of potential legal fees that could be owed. On July 26, 2018, we paid $544,000 as part of a settlement on certain fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing.
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
15. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2018 and December 31, 2017, all of our hotel properties were domestically located.
16. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the advisory agreement, subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale is between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At June 30, 2018, the quarterly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually. Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we will pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Advisory services fee
Base advisory fee	$8,873	$8,639	$17,488	$17,355
Reimbursable expenses (1)	1,997	2,637	3,526	4,159
Equity-based compensation (2)	8,939	2,953	15,685	3,356
Incentive fee	3,270	—	3,457	—
Total advisory services fee	$23,079	$14,229	$40,156	$24,870
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In 2016, $4.0 million of key money consideration was invested in furniture, fixtures and equipment by Ashford Inc. to be used by Ashford Trust, which represented all of the key money consideration for the Le Pavillon Hotel. This arrangement is accounted for as a lease, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee is allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. As a result, lease expense of $157,000 and $313,000 was recognized for the three and six months ended June 30, 2018, respectively and $156,000 and $320,000 for the three and six months ended June 30, 2017, respectively. These costs are included in “other” hotel expense in the consolidated statements of operations.
In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, have a right to provide products or services to our hotel properties, provided such transactions are evaluated and approved by our independent directors. The following tables summarize the entities in which our advisor has an interest with which we or our hotel properties contracted

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

for products and services, the amounts paid by us for those services and the applicable classification on our consolidated financial statements (in thousands):

		Three Months Ended June 30, 2018
Company	Product or Service	Transaction Amount	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Corporate, General and Administrative
OpenKey	Mobile key app	$28	$—	$—	$—	$28	$—
Pure Rooms	“Allergy friendly” premium rooms	151	148	—	—	3	—
Lismore Capital	Mortgage placement services	3,960	—	(3,960)	—	—	—
J&S Audio Visual	Audiovisual commissions or equipment	1,872	843	—	1,029	—	—
AIM	Cash management services	330	—	—	—	—	330
Ashford LLC	Insurance claims services	17	—	—	—	—	17
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.

		Six Months Ended June 30, 2018
Company	Product or Service	Transaction Amount	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Corporate, General and Administrative
OpenKey	Mobile key app	$53	$—	$—	$—	$53	$—
Pure Rooms	“Allergy friendly” premium rooms	489	486	—	—	3	—
Lismore Capital	Mortgage placement services	4,592	—	(4,592)	—	—	—
J&S Audio Visual	Audiovisual commissions or equipment	2,145	843	—	1,302	—	—
AIM	Cash management services	511	—	—	—	—	511
Ashford LLC	Insurance claims services	36	—	—	—	—	36
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
The following table summarizes the due to Ashford Inc. (in thousands):

		June 30, 2018	December 31, 2017
Company	Product or Service	Due to Ashford Inc.
Ashford LLC	Advisory services	$16,168	$14,547
OpenKey	Mobile key app	16	8
Pure Rooms	“Allergy friendly” premium rooms	157	296
Lismore Capital	Mortgage placement services	—	—
J&S Audio Visual	Audiovisual commissions or equipment	1,262	(52)
AIM	Investment management services	129	347
Ashford LLC	Insurance claims services	16	—
		$17,748	$15,146
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 131,000 and 177,000 shares of restricted stock under the Ashford Trust Stock Plan in 2017 and 2018, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $326,000 and $583,000 was recognized for the three and six months ended June 30, 2018 and $192,000 and $217,000 for the three and six months ended June 30, 2017, respectively. The unamortized fair value of these grants was $2.3 million as of June 30, 2018, which will be amortized over a period of 2.7 years, subject to future mark to market adjustments.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On June 26, 2018, Ashford Trust entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”), with Ashford Inc. The independent directors of the board of directors of each Ashford Inc. and Ashford Trust with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Ashford Trust, respectively.
The ERFP Agreement generally provides that Ashford LLC will make investments to facilitate the acquisition of properties by Ashford Trust OP that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). The investments will equal 10% of the property acquisition price and will be made, either at the time of the property acquisition or at any time generally in the following two years, in exchange for furniture, fixture and equipment for use at the acquired property or any other property owned by Ashford Trust OP.
The initial term of the ERFP Agreement shall be two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one year periods (each such period a “Renewal Term”) unless either Ashford LLC and Ashford Inc. or Ashford Trust provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement.
As a result of the Hilton Alexandria Old Town acquisition, we are entitled to receive $11.1 million from Ashford LLC in the form of future purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that will be leased to us by Ashford LLC at no cost.
17. Subsequent Event
On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinance. The net floating interest rate after the purchase for the Pool E loan is LIBOR + 2.73%. See note 7.

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
Our current investment strategy is to focus on owning predominantly full-service hotels in the upscale and upper upscale segments in domestic and international markets that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our board of directors may change our investment strategy at any time without stockholder approval or notice. We will continue to seek ways to benefit from the cyclical nature of the hotel industry.
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
On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million in cash. The sale resulted in a loss of $13,000 for the six months ended June 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.6 million of debt associated with the hotel property.
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
On May 1, 2018, we completed the sale of the SpringHill Suites Centreville for approximately $7.5 million in cash. The sale resulted in a gain of approximately $16,000 for the three and six months ended June 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $6.6 million of debt associated with the hotel property.
On May 10, 2018, we completed the sale of the Residence Inn Tampa for approximately $24.0 million in cash. The sale resulted in a gain of approximately $400,000 for the three and six months ended June 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $22.5 million of debt associated with the hotel property.

On June 13, 2018, we refinanced seven mortgage loans with existing outstanding balances totaling $1.068 billion. The new financing is comprised of six separate mortgage loans that total approximately $1.270 billion. Each has a two-year initial term with five one-year extension options, subject to the satisfaction of certain conditions. The original principal amounts of each mortgage loan and the hotel properties securing each mortgage loan are set forth in the following table:

Mortgage Loan	Principal Amount (in thousands)	Interest Rate	Secured Hotel Properties
A	$180,720	LIBOR + 3.65%	Courtyard Columbus Tipton Lakes
			Courtyard Scottsdale Old Town
			Residence Inn Phoenix Airport
			SpringHill Suites Manhattan Beach
			SpringHill Suites Plymouth Meeting
			Residence Inn Las Vegas Hughes Center
			Residence Inn Newark
B	$174,400	LIBOR + 3.39%	Courtyard Newark
			SpringHill Suites BWI
			Courtyard Oakland Airport
			Courtyard Plano Legacy
			Residence Inn Plano
			TownePlace Suites Manhattan Beach
			Courtyard Basking Ridge
C	$221,040	LIBOR + 3.73%	Sheraton San Diego Mission Valley
			Sheraton Bucks County
			Hilton Ft. Worth
			Hyatt Regency Coral Gables
			Hilton Minneapolis
D	$262,640	LIBOR + 4.02%	Hilton Santa Fe
			Embassy Suites Dulles
			Marriott Beverly Hills
			One Ocean
			Marriott Suites Dallas Market Center
E	$216,320	LIBOR + 4.36%	Marriott Memphis East
			Embassy Suites Philadelphia Airport
			Sheraton Anchorage
			Lakeway Resort & Spa
			Marriott Fremont
F	$215,120	LIBOR + 3.68%	W Atlanta Downtown
			Embassy Suites Flagstaff
			Embassy Suites Walnut Creek
			Marriott Bridgewater
			Marriott Durham Research Triangle Park
On June 26, 2018, Ashford Trust entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”),with Ashford Inc. The independent directors of the board of directors of each Ashford Inc. and Ashford Trust with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Ashford Trust, respectively.
The ERFP Agreement generally provides that Ashford LLC will make investments to facilitate the acquisition of properties by Ashford Trust OP that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). The investments will equal 10% of the property acquisition price and will be made, either at the time of the property acquisition or at any time generally in the following two years, in exchange for furniture, fixture and equipment for use at the acquired property or any other property owned by Ashford Trust OP.
The initial term of the ERFP Agreement shall be two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one year periods (each such period a “Renewal Term”) unless either Ashford LLC and Ashford Inc. or Ashford Trust provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement.

As a result of the Hilton Alexandria Old Town acquisition, we are entitled to receive $11.1 million from Ashford LLC in the form of future purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that will be leased to us by Ashford LLC at no cost.
On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinance. The net floating interest rate after the purchase for the Pool E loan is LIBOR + 2.73%. See note 7 to our consolidated financial statements.
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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Favorable/ (Unfavorable) Change	Six Months Ended June 30,		Favorable/ (Unfavorable) Change
	2018	2017		2018	2017
Total revenue	$389,164	$390,670	$(1,506)	$731,371	$744,379	$(13,008)
Total hotel operating expenses	(234,995)	(235,381)	386	(451,666)	(461,983)	10,317
Property taxes, insurance and other	(20,230)	(18,766)	(1,464)	(38,589)	(37,099)	(1,490)
Depreciation and amortization	(64,566)	(60,547)	(4,019)	(127,613)	(125,245)	(2,368)
Impairment charges	(19)	—	(19)	(1,679)	—	(1,679)
Transaction costs	(9)	(8)	(1)	(11)	(11)	—
Advisory services fee	(23,079)	(14,229)	(8,850)	(40,156)	(24,870)	(15,286)
Corporate general and administrative	(3,231)	(3,254)	23	(5,360)	(8,424)	3,064
Operating income (loss)	43,035	58,485	(15,450)	66,297	86,747	(20,450)
Equity in earnings (loss) of unconsolidated entities	1,170	(2,138)	3,308	582	(2,901)	3,483
Interest income	883	546	337	1,629	754	875
Gain (loss) on sale of hotel properties	412	14,092	(13,680)	403	14,009	(13,606)
Other income (expense)	206	(146)	352	282	(3,266)	3,548
Interest expense and amortization of loan costs	(58,206)	(54,956)	(3,250)	(112,949)	(110,261)	(2,688)
Write-off of premiums, loan costs and exit fees	(5,694)	(1,575)	(4,119)	(7,744)	(1,629)	(6,115)
Unrealized gain (loss) on marketable securities	(268)	(531)	263	(826)	(3,877)	3,051
Unrealized gain (loss) on derivatives	(1,916)	(1,743)	(173)	(1,587)	(325)	(1,262)
Income tax (expense) benefit	(2,973)	(1,606)	(1,367)	(2,087)	(760)	(1,327)
Net income (loss)	(23,351)	10,428	(33,779)	(56,000)	(21,509)	(34,491)
(Income) loss from consolidated entities attributable to noncontrolling interests	(20)	(13)	(7)	18	18	—
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,065	(231)	5,296	11,405	6,262	5,143
Net income (loss) attributable to the Company	$(18,306)	$10,184	$(28,490)	$(44,577)	$(15,229)	$(29,348)

All hotel properties owned during the three months ended June 30, 2018 and 2017 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three months ended June 30, 2018 and 2017. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Renaissance (1)	Portsmouth, VA	Disposition	February 1, 2017
Embassy Suites (1)	Syracuse, NY	Disposition	March 6, 2017
Crowne Plaza Ravinia (1)	Atlanta, GA	Disposition	June 29, 2017
SpringHill Suites (1)	Glen Allen, VA	Disposition	February 20, 2018
SpringHill Suites (1)	Centreville, VA	Disposition	May 1, 2018
Residence Inn Tampa (1)	Tampa, FL	Disposition	May 10, 2018
Hilton Alexandria Old Town	Alexandria, VA	Acquisition	June 29, 2018
____________________________________

(1)	Collectively reported as “Hotel Dispositions”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
RevPAR (revenue per available room)	$136.07	$132.78	$127.71	$125.52
Occupancy	80.66%	81.38%	77.32%	77.99%
ADR (average daily rate)	$168.70	$163.16	$165.17	$160.94
The following table illustrates the key performance indicators of the 118 comparable hotel properties and WorldQuest that were included for the full three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
RevPAR (revenue per available room)	$136.16	$134.26	$127.99	$127.14
Occupancy	80.66%	81.59%	77.40%	78.31%
ADR (average daily rate)	$168.81	$164.56	$165.35	$162.35
Comparison of the Three Months Ended June 30, 2018 and 2017
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $28.5 million, from a net income of $10.2 million for the three months ended June 30, 2017, (the “2017 quarter”) to a net loss of $18.3 million for the three months ended June 30, 2018, (the “2018 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $1.8 million, or 0.6%, to $309.4 million in the 2018 quarter compared to the 2017 quarter. This decrease is primarily attributable to lower rooms revenue of $6.2 million related to our Hotel Dispositions, partially offset by higher rooms revenue of $4.3 million from our comparable hotel properties and WorldQuest, which together experienced an increase of 2.6% in room rates and a decrease of 93 basis points in occupancy.
Food and beverage revenue decreased $3.4 million, or 5.3%, to $60.4 million. This decrease is attributable to lower food and beverage revenue of $2.3 million at our comparable hotel properties and WorldQuest and $1.1 million from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking and spa, increased $3.6 million, or 24.2%, to $18.6 million. This increase is attributable to higher other hotel revenue of $3.8 million from our comparable hotel properties and WorldQuest, which included $1.9 million of business interruption income for the Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. This increase was partially offset by lower other hotel revenue of $147,000 related to our Hotel Dispositions. Other non-hotel revenue increased $121,000, or 17.9%, to $796,000 in the 2018 quarter as compared to the 2017 quarter.

Hotel Operating Expenses. Hotel operating expenses decreased $386,000, or 0.2%, to $235.0 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $4.0 million in the 2018 quarter as compared to the 2017 quarter, which was comprised of a decrease of $2.5 million from our Hotel Dispositions and $1.5 million at our comparable hotel properties and WorldQuest. Direct expenses were 28.0% of total hotel revenue for the 2018 quarter and 28.9% for the 2017 quarter. Indirect expenses and management fees increased $3.6 million in the 2018 quarter as compared to the 2017 quarter, which was comprised of an increase of $6.6 million at our comparable hotel properties and WorldQuest, partially offset by a decrease of $2.8 million from our Hotel Dispositions and a decrease of $263,000 related to an additional accrual in the 2017 period related to the final judgment in the lawsuit captioned Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.5 million, or 7.8%, to $20.2 million during the 2018 quarter compared to the 2017 quarter, which was primarily due to an increase of $1.8 million at our comparable hotel properties and WorldQuest, partially offset by a $292,000 decrease from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $4.0 million, or 6.6%, to $64.6 million during the 2018 quarter compared to the 2017 quarter, which was primarily due to an increase of $5.6 million at our comparable hotel properties and WorldQuest partially offset by a decrease of $1.6 million of depreciation and amortization related to our Hotel Dispositions.
Impairment Charges. In the 2018 quarter we recorded an impairment charge of $19,000 for damages to hotel properties from Hurricanes Harvey and Irma.
Transaction Costs. Transaction costs increased $1,000, or 12.5%, to $9,000 during the 2018 quarter compared to the 2017 quarter.
Advisory Services Fee. Advisory services fee increased $8.9 million, or 62.2%, to $23.1 million in the 2018 quarter compared to the 2017 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. For the 2018 quarter, the advisory services fee was comprised of a base advisory fee of $8.9 million, equity-based compensation of $8.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., an incentive fee of $3.3 million and reimbursable expenses of $2.0 million. For the 2017 quarter, the advisory services fee was comprised of a base advisory fee of $8.7 million, reimbursable expenses of $2.6 million and equity-based compensation of $3.0 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense decreased $23,000, or 0.7%, to $3.2 million during the 2018 quarter compared to the 2017 quarter. The decrease was primarily attributable to lower public company costs, office expenses, professional fees and other miscellaneous expenses of $27,000, partially offset by higher transaction, acquisition and management conversion costs of $4,000 in the 2018 quarter compared to the 2017 quarter.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $3.3 million, from an equity in loss of $2.1 million in the 2017 quarter to equity in earnings of $1.2 million in the 2018 quarter. The 2018 quarter included equity in earnings of $1.3 million from Ashford Inc., partially offset by an equity in loss of $123,000 from OpenKey. The 2017 quarter included equity in loss of $2.0 million from Ashford Inc. and $123,000 from OpenKey.
Interest Income. Interest income was $883,000 and $546,000 for the 2018 quarter and the 2017 quarter, respectively.
Gain (Loss) on Sale of Hotel Properties. Gain on sale of hotel properties was $412,000 and $14.1 million in the 2018 and 2017 quarters, respectively. The gain in the 2018 quarter was related to the sale of the Tampa Residence Inn and SpringHill Suites Centreville. The gain in the 2017 quarter was related to the sale of the Crowne Plaza Ravinia.
Other Income (Expense). Other income (expense) changed $352,000, or 241.1%, from expense of $146,000 in the 2017 quarter to income of $206,000 in the 2018 quarter. In the 2018 quarter, we recorded a realized gain on marketable securities of $40,000, dividend income of $145,000 and miscellaneous other income of $293,000. We also recorded expense of $272,000 related to CMBX premiums and usage fees. In the 2017 quarter, we recognized a realized loss of $230,000 related to the maturity of options on futures contracts, expense of $259,000 related to CMBX premiums and usage fees and a realized loss of $126,000 related to marketable securities. These expenses were partially offset by dividend income of $445,000 and other miscellaneous income of $24,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $3.3 million, or 5.9%, to $58.2 million during the 2018 quarter compared to the 2017 quarter. The increase is primarily due to higher interest expense and amortization of loan costs of $4.5 million due to higher LIBOR rates and higher amortization of loan costs from refinances at our comparable hotels properties, partially offset by lower interest expense and amortization of loan costs of $1.3 million from our Hotel Dispositions. The average LIBOR rates in the 2018 quarter and the 2017 quarter were 1.91% and 1.06%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $4.1 million, or 261.5%, to $5.7 million during the 2018 quarter compared to the 2017 quarter. In the 2018 quarter, we incurred write-off of loan costs and exit fees of $5.7 consisting of the write-off of unamortized loan costs of $1.7 million and exit fees of $4.0 million as a result of loan refinances and hotel property sales. In the 2017 quarter, we incurred write-off of premiums, loan costs and exit fees consisting of $1.5 million to refinance a mortgage loan secured by the Nashville Renaissance and Princeton Westin and other fees of $94,000.
Unrealized Gain (Loss) on Marketable Securities. Unrealized loss on marketable securities was $268,000 in the 2018 quarter and $531,000 in the 2017 quarter, which are based on changes in closing market prices during the quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives increased $173,000, from $1.7 million in the 2017 quarter to $1.9 million in the 2018 quarter. In the 2018 quarter, we recognized unrealized losses of $1.8 million and $147,000 associated with interest rate caps and interest rate floors, respectively. These unrealized losses were partially offset by an unrealized gain of $76,000 from CMBX tranches. In the 2017 quarter, we incurred unrealized losses of $1.4 million, $305,000 and $217,000 associated with CMBX tranches, interest rate floors and interest rate caps, respectively. These unrealized losses were partially offset by an unrealized gain of $192,000 associated with the reclassification to other income (expense) for the maturity of options on futures contracts. The fair value of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense increased $1.4 million, from $1.6 million in the 2017 quarter to $3.0 million in the 2018 quarter, which was primarily due to an increase in profitability and taxable income recognized by our TRS entities, which was partially due to the renewal of a significant portion of the Company’s TRS leases in January 2018.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated income of $20,000 and $13,000 for the 2018 quarter and the 2017 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in operating partnership changed $5.3 million, from a net income of $231,000 in the 2017 quarter to a net loss of $5.1 million in the 2018 quarter. Redeemable noncontrolling interests represented ownership interests of 14.89% and 15.70% in the operating partnership at June 30, 2018 and 2017, respectively.
Comparison of the Six Months Ended June 30, 2018 and 2017
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $29.3 million from $15.2 million for the six months ended June 30, 2017 (the “2017 period”) to $44.6 million for the six months ended June 30, 2018 (the “2018 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $7.8 million, or 1.3%, to $580.1 million in the 2018 period compared to the 2017 period. This decrease is attributable to lower rooms revenue of $11.7 million from our Hotel Dispositions, partially offset by higher room revenue of $3.8 million from our comparable hotel properties and WorldQuest, which together experienced an increase of 1.8% in room rates and a decrease of 91 basis points in occupancy.
Food and beverage revenue decreased $11.2 million, or 8.9%, to $115.5 million in the 2018 period compared to the 2017 period. This decrease is attributable to lower food and beverage revenue of $8.0 million from our comparable hotel properties and WorldQuest and $3.2 million from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, increased $5.3 million, or 18.6%, to $34.0 million in the 2018 period compared to the 2017 period. This increase is primarily attributable to higher other revenue of $5.6 million from our comparable hotel properties and WorldQuest, which included $2.5 million of business interruption income for the St. Petersburg Hilton and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010 and $401,000 of business interruption income related to Hurricane Irma. This increase was partially offset by lower other revenue of $264,000 from our Hotel Dispositions. Other non-hotel revenue increased $712,000, or 67.0%, to $1.8 million in the 2018 period.
Hotel Operating Expenses. Hotel operating expenses decreased $10.3 million, or 2.2%, to $451.7 million in the 2018 period compared to the 2017 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $9.5 million in the 2018 period compared to the 2017 period, which was comprised of a decrease of $5.4 million from our Hotel Dispositions and $4.1 million from our comparable hotel properties and WorldQuest. Direct expenses were 28.8% of total hotel revenue for 2018 and 29.6% for the 2017 period. Indirect expenses and management fees decreased $831,000 in the 2018 period compared to the 2017 period, which was comprised of a decrease of $5.8 million from our Hotel Dispositions and a decrease of $4.1 million related to an additional accrual in the 2017 period related to the final judgment in the lawsuit captioned Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. These decreases were partially offset by an increase of $9.0 million from our comparable hotel properties and WorldQuest.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.5 million or 4.0%, to $38.6 million in the 2018 period compared to the 2017 period, which was primarily due to an increase of $2.2 million at our comparable hotel properties and WorldQuest, partially offset by a decrease of $662,000 from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $2.4 million or 1.9%, to $127.6 million in the 2018 period compared to the 2017 period, which was primarily due to $5.5 million of depreciation and amortization at our comparable hotel properties and WorldQuest, partially offset by $3.1 million from our Hotel Dispositions.
Impairment Charges. We recorded an impairment charge of $1.7 million in the 2018 period which was comprised of a $2.0 million impairment charge at the SpringHill Suites Centreville, partially offset by impairment credits of $265,000 from changes in estimates of property damage incurred from Hurricanes Harvey and Irma.
Transaction Costs. Transaction costs were $11,000 in both the 2018 period and the 2017 period.
Advisory Services Fee. Advisory services fee increased $15.3 million, or 61.5%, to $40.2 million in the 2018 period compared to the 2017 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2018 period, the advisory services fee was comprised of a base advisory fee of $17.5 million, equity-based compensation of $15.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $3.5 million and an incentive fee of $3.5 million. During the six months ended June 30, 2018, approximately $4.5 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his passing, in accordance with the terms of the awards. In the 2017 period, the advisory services fee was comprised of a base advisory fee of $17.4 million, reimbursable expenses of $4.2 million and equity-based compensation of $3.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense decreased $3.1 million, or 36.4%, to $5.4 million in the 2018 period compared to the 2017 period. The decrease was primarily attributable to lower transaction, acquisition and management conversion costs of $2.6 million and lower public company costs, office expenses, professional fees and other miscellaneous expenses of $473,000 in the 2018 period compared to the 2017 period.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $3.5 million from an equity in loss of $2.9 million in the 2017 period to equity in earnings of $582,000 in the 2018 period. The 2018 period included equity in earnings of $856,000 from Ashford Inc. partially offset by an equity in loss of $274,000 from OpenKey. The 2017 period included equity in loss of $2.7 million from Ashford Inc. and $230,000 from OpenKey, partially offset by equity in earnings of $52,000 from the AQUA U.S. Fund.
Interest Income. Interest income was $1.6 million and $754,000 in the 2018 and 2017 periods, respectively.
Gain (Loss) on Sale of Hotel Properties. Gain on the sale of hotel properties was $403,000 and $14.0 million in the 2018 and 2017 periods, respectively. The gain in the 2018 period related to gains from the sales of the Tampa Residence Inn and SpringHill Suites Centreville, partially offset by a loss from the sale of the SpringHill Suites Glen Allen. The gain in the 2017 period was related to gains from the sale of the Crowne Plaza Ravinia, partially offset by losses from the sales of the Renaissance Portsmouth and Embassy Suites Syracuse.
Other Income (Expense). Other income (expense) changed $3.5 million, from expense of $3.3 million in the 2017 period to income of $282,000 in the 2018 period. In the 2018 period, we recorded dividend income of $285,000, a realized gain on marketable securities of $149,000 and other miscellaneous income of $386,000 partially offset by expense of $538,000 related to CMBX premiums and usage fees. In the 2017 period we recognized a realized loss of $3.0 million related to the termination of a CMBX tranche, $543,000 related to the maturities of options on futures contracts, $512,000 related to CMBX premiums and usage fees and $126,000 related to marketable securities. These expenses were partially offset by dividend income of $876,000 and other miscellaneous income of $29,000.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $2.7 million, or 2.4%, to $112.9 million in the 2018 period compared to the 2017 period. The increase is primarily due to higher interest expense and amortization of loan costs of $5.4 million due to higher LIBOR rates and higher amortization of loan costs from refinances at our comparable hotel properties, partially offset by lower interest expense and amortization of loan costs of $2.7 million from our Hotel Dispositions. The average LIBOR rates in the 2018 period and the 2017 period were 1.78% and 0.94%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $6.1 million to $7.7 million in the 2018 period compared to the 2017 period. In the 2018 period, we incurred write-off of loan costs and exit fees of approximately $7.7 consisting of the write-off of approximately unamortized loan costs of approximately $1.8 million and exit fees of approximately $6.0 million as a result of loan refinances and hotel property sales. In the 2017 period, we incurred write-off of premiums, loan costs and exit fees consisting of $1.5 million to refinance a mortgage loan secured by the Nashville Renaissance and Princeton Westin and other fees of $148,000.
Unrealized Gain (Loss) on Marketable Securities. Unrealized loss on marketable securities was $826,000 and $3.9 million in the 2018 and 2017 periods, respectively, which was based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives increased $1.3 million, or 388.3%, from $325,000 in the 2017 period to $1.6 million in the 2018 period. In the 2018 period, we recognized unrealized losses of $1.7 million and $238,000 and associated with interest rate caps and interest rate floors respectively, partially offset by an unrealized gain of $362,000 from CMBX tranches. In the 2017 period, we had unrealized gains of $3.0 million associated with the reclassification to other income (expense) for the recognition of a realized loss from a CMBX tranche terminations and $427,000 associated with the reclassification to other income (expense) for maturities of options on futures contracts. These unrealized gains were offset by unrealized losses of $1.9 million, $1.3 million and $517,000 associated with interest rate floors, remaining CMBX tranches and interest rate caps, respectively. The fair value of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense increased $1.3 million, or 174.6% to $2.1 million in the 2018 period compared to the 2017 period, which was primarily due to an increase in taxable income recognized by our TRS entities, which was partially due to the renewal of a significant portion of the Company’s TRS leases in January 2018.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated a loss of $18,000 and $18,000 in the 2018 and 2017 periods, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $11.4 million and $6.3 million in the 2018 and 2017 periods, respectively. Redeemable noncontrolling interests represented ownership interests of 14.89% and 15.70% in the operating partnership at June 30, 2018 and 2017, respectively.
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
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value

$0.01 per share (the “Common Stock”) having an aggregate value of up to $200 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2018 pursuant to the Repurchase Program.
On December 11, 2017, we entered into equity distribution agreements with UBS Securities LLC, Morgan Stanley & Co. LLC, B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, D.A. Davidson & Co., Deutsche Bank Securities Inc. and Janney Montgomery Scott LLC, each acting as a sales agent (the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of June 30, 2018, no shares of our common stock have been sold under this program.
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
On May 1, 2018, we completed the sale of the SpringHill Suites Centreville for approximately $7.5 million in cash. We also repaid approximately $6.6 million of principal on our mortgage loan partially secured by the hotel property.
On May 10, 2018, we completed the sale of the Residence Inn Tampa for approximately $24.0 million in cash. We also repaid approximately $22.5 million of debt associated with the hotel property.

On June 13, 2018, we refinanced seven mortgage loans with existing outstanding balances totaling $1.068 billion. The new financing is comprised of six separate mortgage loans that total approximately $1.270 billion. Each has a two-year initial term with five one-year extension options, subject to the satisfaction of certain conditions. The original principal amounts of each mortgage loan and the hotel properties securing each mortgage loan are set forth in the following table:

Mortgage Loan	Principal Amount (in thousands)	Interest Rate	Secured Hotel Properties
A	$180,720	LIBOR + 3.65%	Courtyard Columbus Tipton Lakes
			Courtyard Scottsdale Old Town
			Residence Inn Phoenix Airport
			SpringHill Suites Manhattan Beach
			SpringHill Suites Plymouth Meeting
			Residence Inn Las Vegas Hughes Center
			Residence Inn Newark
B	$174,400	LIBOR + 3.39%	Courtyard Newark
			SpringHill Suites BWI
			Courtyard Oakland Airport
			Courtyard Plano Legacy
			Residence Inn Plano
			TownePlace Suites Manhattan Beach
			Courtyard Basking Ridge
C	$221,040	LIBOR + 3.73%	Sheraton San Diego Mission Valley
			Sheraton Bucks County
			Hilton Ft. Worth
			Hyatt Regency Coral Gables
			Hilton Minneapolis
D	$262,640	LIBOR + 4.02%	Hilton Santa Fe
			Embassy Suites Dulles
			Marriott Beverly Hills
			One Ocean
			Marriott Suites Dallas Market Center
E	$216,320	LIBOR + 4.36%	Marriott Memphis East
			Embassy Suites Philadelphia Airport
			Sheraton Anchorage
			Lakeway Resort & Spa
			Marriott Fremont
F	$215,120	LIBOR + 3.68%	W Atlanta Downtown
			Embassy Suites Flagstaff
			Embassy Suites Walnut Creek
			Marriott Bridgewater
			Marriott Durham Research Triangle Park
On June 29, 2018, in connection with the acquisition of the Hilton Alexandria Old Town in Alexandria VA, we completed the financing of a $73.5 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.45%. The stated maturity date of the mortgage loan is June 2023, with no extension options. The mortgage loan is secured by the Hilton Alexandria Old Town.
On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinance. The net floating interest rate after the purchase for the Pool E loan is LIBOR + 2.73%. See note 7 to our consolidated financial statements.
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

Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $99.0 million and $135.2 million for the six months ended June 30, 2018 and 2017, respectively. Cash flows from operations were impacted by changes in hotel operations, our hotel dispositions in 2017 and 2018, as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2018, net cash flows used in investing activities were $188.7 million. Cash outflows primarily consisted of $117.7 million for capital improvements made to various hotel properties, $111.8 million primarily for the purchase of the Hilton Alexandria Old Town hotel, and an additional $667,000 investment in OpenKey. Cash outflows were partially offset by cash inflows of $40.9 million from proceeds received from the sales of the SpringHill Suites Glen Allen, SpringHill Suites Centreville, and Residence Inn Tampa and $651,000 from property insurance. For the six months ended June 30, 2017, net cash flows provided by investing activities were $47.4 million. Cash inflows primarily consisted of $50.9 million of proceeds associated with the liquidation of our interests in the AQUA U.S. Fund, $105.3 million attributable to the net cash proceeds received from the sales of the Renaissance Portsmouth, Embassy Suites Syracuse and Crowne Plaza Ravinia and $2.2 million of proceeds from property insurance. Cash inflows were partially offset by $110.1 million for capital improvements made to various hotel properties, and an additional $650,000 investment in OpenKey.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2018, net cash flows used in financing activities were $170.4 million. Cash outflows primarily consisted of $2.5 billion for repayments of indebtedness, $47.8 million for dividend payments to common and preferred stockholders and unitholders, $54.4 million for payments of loan costs and exit fees, $1.6 million for the repurchase of common stock and $3.1 million of payments for derivatives. Cash outflows were partially offset by cash inflows of $2.7 billion from borrowings on indebtedness. For the six months ended June 30, 2017, net cash flows used in financing activities were $120.1 million. Cash outflows primarily consisted of $244.2 million for repayments of indebtedness, $49.1 million for dividend payments to common and preferred stockholders and unitholders, $5.8 million for payments of loan costs and exit fees and $550,000 of payments for derivatives.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of June 30, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
Mortgage and mezzanine loans are nonrecourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition as of June 30, 2018.
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
Dividend Policy. During the three month periods ended June 30, 2018 and 2017, the board of directors declared quarterly dividends of $0.12 per share of outstanding common stock. In December 2017, the board of directors approved our 2018 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2018. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
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
We then further adjust EBITDAre to exclude certain additional items such as uninsured hurricane related costs, write-off of premiums, loan costs and exit fees, other income/expense, net, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, software implementation costs and non-cash items such as amortization of unfavorable contract liabilities, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, as well as our portion of adjustments to EBITDAre of unconsolidated entities.

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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(23,351)	$10,428	$(56,000)	$(21,509)
Interest income	(883)	(546)	(1,629)	(754)
Interest expense and amortization of premiums and loan costs, net	58,206	54,956	112,949	110,261
Depreciation and amortization	64,566	60,547	127,613	125,245
Income tax expense (benefit)	2,973	1,606	2,087	760
Equity in (earnings) loss of unconsolidated entities	(1,170)	2,138	(582)	2,901
Company's portion of EBITDA of unconsolidated entities (Ashford Inc.)	3,551	720	2,566	336
Company's portion of EBITDA of unconsolidated entities (OpenKey)	(122)	(124)	(261)	(248)
EBITDA	103,770	129,725	186,743	216,992
Impairment charges on real estate	19	—	1,679	—
(Gain) loss on sale of hotel properties	(412)	(14,092)	(403)	(14,009)
EBITDAre	103,377	115,633	188,019	202,983
Amortization of unfavorable contract liabilities	(39)	(404)	(78)	(788)
Uninsured hurricane related costs	(17)	—	(228)	—
Write-off of premiums, loan costs and exit fees	5,694	1,575	7,744	1,629
Other (income) expense, net	(206)	146	(282)	3,266
Transaction, acquisition and management conversion costs	121	892	205	3,568
Legal judgment and related legal costs	161	263	927	4,064
Unrealized (gain) loss on marketable securities	268	531	826	3,877
Unrealized (gain) loss on derivatives	1,916	1,743	1,587	325
Dead deal costs	3	—	3	4
Software implementation costs	—	1,034	—	1,034
Non-cash stock/unit-based compensation	9,801	3,710	16,803	4,138
Company's portion of (gain) loss of AQUA U.S. Fund	—	—	—	(52)
Company's portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	(344)	504	2,183	2,387
Company's portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	3	1	8	2
Adjusted EBITDAre	$120,738	$125,628	$217,717	$226,437

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, other impairment charges, uninsured hurricane related costs, other income/expense, net transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, software implementation costs and non-cash items such as non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(23,351)	$10,428	$(56,000)	$(21,509)
(Income) loss from consolidated entities attributable to noncontrolling interest	(20)	(13)	18	18
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,065	(231)	11,405	6,262
Preferred dividends	(10,644)	(10,956)	(21,288)	(21,912)
Net income (loss) attributable to common stockholders	(28,950)	(772)	(65,865)	(37,141)
Depreciation and amortization of real estate	64,509	60,487	127,498	125,122
(Gain) loss on sale of hotel properties	(412)	(14,092)	(403)	(14,009)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(5,065)	231	(11,405)	(6,262)
Equity in (earnings) loss of unconsolidated entities	(1,170)	2,138	(582)	2,953
Impairment charges on real estate	19	—	1,679	—
Company's portion of FFO of unconsolidated entities (Ashford Inc.)	2,552	(2,014)	921	(2,723)
Company's portion of FFO of unconsolidated entities (OpenKey)	(125)	(125)	(266)	(250)
FFO available to common stockholders and OP unitholders	31,358	45,853	51,577	67,690
Write-off of premiums, loan costs and exit fees	5,694	1,575	7,744	1,629
Uninsured hurricane related costs	(17)	—	(228)	—
Other (income) expense	(206)	146	(282)	3,266
Transaction, acquisition and management conversion costs	121	892	205	3,568
Legal judgment and related legal costs	161	263	927	4,064
Unrealized (gain) loss on marketable securities	268	531	826	3,877
Unrealized (gain) loss on derivatives	1,916	1,743	1,587	325
Dead deal costs	3	—	3	4
Software implementation costs	—	1,034	—	1,034
Non-cash stock/unit-based compensation	9,801	3,710	16,803	4,138
Company's portion of (gain) loss of AQUA U.S. Fund	—	—	—	(52)
Company's portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	(344)	3,002	2,183	4,885
Company's portion of adjustments to FFO of unconsolidated entities (OpenKey)	3	1	8	2
Adjusted FFO available to common stockholders and OP unitholders	$48,758	$58,750	$81,353	$94,430

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of June 30, 2018:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	267	100	267
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	San Antonio, TX	Full service	251	100	251
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Savannah, GA	Select service	156	100	156
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	253	100	253
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, DC	Full service	173	100	173
The Melrose	Washington, DC	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	140	100	140
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
Ground Lease Properties
Crowne Plaza (1)	Key West, FL	Full service	160	100	160
Crowne Plaza (2)	Annapolis, MD	Full service	196	100	196
Hilton (3)	Ft. Worth, TX	Full service	294	100	294
Renaissance (4)	Palm Springs, CA	Full service	410	100	410
Total			24,930		24,903
________

(1)	The ground lease expires in 2084.

(2)	The ground lease expires in 2114.

(3)	The ground lease expires in 2040.

(4)	The ground lease expires in 2059 with one 25-year extension option.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At June 30, 2018, our total indebtedness of $4.0 billion included $3.7 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2018 would be approximately $9.1 million annually. Interest rate changes have no impact on the remaining $350.4 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2018, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $7.4 million at June 30, 2018.
We hold interest rate floors with notional amounts totaling $16.8 billion and strike rates ranging from (0.25)% to 1.5%. Our total exposure is capped at our initial upfront costs totaling $9.7 million. These instruments have termination dates ranging from March 2019 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2018 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI, to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company. On June 27, 2017, the Florida Supreme Court denied the Company's petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney's fees being the only remaining dispute. On June 29, 2017, the balance of the judgment was paid to Nantucket by the Company. As of June 30, 2018, we have accrued approximately $1.1 million, which represents the Company’s best estimate of the amount of potential legal fees that could be owed. On July 26, 2018, we paid $544,000 as part of a settlement on certain fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At June 30, 2018, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	33,925	$6.64	(2)	—	$200,000,000
May 1 to May 31	10,657	—	(2)	—	200,000,000
June 1 to June 30	—	—		—	200,000,000
Total	44,582	$6.64		—
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

(2)	There is no cost associated with the forfeiture of 13,546 and 10,657 restricted shares of our common stock in April and May, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	August 9, 2018	By:	/s/ DOUGLAS A. KESSLER
Douglas A. Kessler
President and Chief Executive Officer

Date:	August 9, 2018	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer