Form 10-Q
period 2018-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2018-11-02
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	101,038,430
(Class)	Outstanding at October 31, 2018

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Investments in hotel properties, net	$4,089,985	$4,035,915
Cash and cash equivalents	325,839	354,805
Restricted cash	141,092	116,787
Marketable securities	24,173	26,926
Accounts receivable, net of allowance of $608 and $770, respectively	60,208	44,257
Inventories	4,223	4,244
Investment in unconsolidated entities	4,514	2,955
Deferred costs, net	3,427	2,777
Prepaid expenses	29,662	19,269
Derivative assets, net	2,969	2,010
Other assets	18,117	14,152
Intangible assets, net	9,854	9,943
Due from third-party hotel managers	19,277	17,387
Assets held for sale	—	18,423
Total assets	$4,733,340	$4,669,850
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,894,447	$3,696,300
Accounts payable and accrued expenses	147,808	132,401
Dividends and distributions payable	28,095	25,045
Due to Ashford Inc., net	5,176	15,146
Due to related party, net	1,078	1,067
Due to third-party hotel managers	2,745	2,431
Intangible liabilities, net	15,572	15,839
Derivative liabilities, net	205	—
Other liabilities	19,613	18,376
Liabilities related to assets held for sale	—	13,977
Total liabilities	4,114,739	3,920,582
Commitments and contingencies (note 14)
Redeemable noncontrolling interests in operating partnership	118,663	116,122
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 2,389,393 shares issued and outstanding at September 30, 2018 and December 31, 2017	24	24
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	62	62
Series H Cumulative Preferred Stock, 3,800,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	38	38
Series I Cumulative Preferred Stock, 5,400,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	54	54
Common stock, $0.01 par value, 400,000,000 shares authorized, 101,038,430 and 97,409,113 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,010	974
Additional paid-in capital	1,811,391	1,784,997
Accumulated deficit	(1,313,327)	(1,153,697)
Total stockholders’ equity of the Company	499,300	632,500
Noncontrolling interests in consolidated entities	638	646
Total equity	499,938	633,146
Total liabilities and equity	$4,733,340	$4,669,850
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Rooms	$288,016	$289,017	$868,090	$876,927
Food and beverage	49,396	48,313	164,869	175,005
Other hotel revenue	17,309	15,006	51,358	43,720
Total hotel revenue	354,721	352,336	1,084,317	1,095,652
Other	1,209	989	2,984	2,052
Total revenue	355,930	353,325	1,087,301	1,097,704
Expenses
Hotel operating expenses:
Rooms	64,197	63,950	187,497	188,857
Food and beverage	37,649	37,173	116,270	121,619
Other expenses	109,992	112,421	332,629	337,978
Management fees	13,198	13,027	40,306	40,100
Total hotel expenses	225,036	226,571	676,702	688,554
Property taxes, insurance, and other	20,774	18,194	59,363	55,293
Depreciation and amortization	64,923	60,135	192,536	185,380
Impairment charges	(27)	1,785	1,652	1,785
Transaction costs	—	—	11	11
Advisory services fee	12,805	14,612	52,961	39,482
Corporate general and administrative	3,090	2,412	8,450	10,836
Total expenses	326,601	323,709	991,675	981,341
Operating income (loss)	29,329	29,616	95,626	116,363
Equity in earnings (loss) of unconsolidated entities	310	(679)	892	(3,580)
Interest income	1,150	706	2,779	1,460
Gain (loss) on sale of hotel properties	(9)	15	394	14,024
Other income (expense)	(202)	(273)	80	(3,539)
Interest expense and amortization of premiums and loan costs	(60,731)	(56,963)	(173,680)	(167,224)
Write-off of premiums, loan costs and exit fees	(1,572)	—	(9,316)	(1,629)
Unrealized gain (loss) on marketable securities	68	(936)	(758)	(4,813)
Unrealized gain (loss) on derivatives	(2,085)	(1,479)	(3,672)	(1,804)
Income (loss) before income taxes	(33,742)	(29,993)	(87,655)	(50,742)
Income tax (expense) benefit	(519)	1,267	(2,606)	507
Net income (loss)	(34,261)	(28,726)	(90,261)	(50,235)
(Income) loss from consolidated entities attributable to noncontrolling interest	(10)	(22)	8	(4)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,682	6,940	18,087	13,202
Net income (loss) attributable to the Company	(27,589)	(21,808)	(72,166)	(37,037)
Preferred dividends	(10,645)	(11,440)	(31,933)	(33,352)
Extinguishment of issuance costs upon redemption of preferred stock	—	(4,507)	—	(4,507)
Net income (loss) attributable to common stockholders	$(38,234)	$(37,755)	$(104,099)	$(74,896)

Income (loss) per share - basic and diluted:
Basic:
Net income (loss) attributable to common stockholders	$(0.40)	$(0.40)	$(1.09)	$(0.80)
Weighted average common shares outstanding – basic	97,467	95,332	96,591	95,169
Diluted:
Net income (loss) attributable to common stockholders	$(0.40)	$(0.40)	$(1.09)	$(0.80)
Weighted average common shares outstanding – diluted	97,467	95,332	96,591	95,169

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(34,261)	$(28,726)	$(90,261)	$(50,235)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(34,261)	(28,726)	(90,261)	(50,235)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(10)	(22)	8	(4)
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,682	6,940	18,087	13,202
Comprehensive income (loss) attributable to the Company	$(27,589)	$(21,808)	$(72,166)	$(37,037)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	97,409	$974	$1,784,997	$(1,153,697)	$646	$633,146	$116,122
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(249)	(3)	(1,595)	—	—	(1,598)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	13,329	—	—	13,329	8,617
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(46)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1,490	15	108	—	—	123	53
Cost for issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	(60)	—	—	(60)	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	2,434	24	14,612	—	—	14,636	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	(36,144)	—	(36,144)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,785)	—	(3,785)	—
Dividends declared – preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,637)	—	(6,637)	—
Dividends declared – preferred shares- Series G	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,573)	—	(8,573)	—
Dividends declared – preferred shares- Series H	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,344)	—	(5,344)	—
Dividends declared – preferred shares- Series I	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,594)	—	(7,594)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,429)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,387)	—	(19,387)	19,387
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(72,166)	(8)	(72,174)	(18,087)
Balance at September 30, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	101,038	$1,010	$1,811,391	$(1,313,327)	$638	$499,938	$118,663
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(90,261)	$(50,235)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	192,536	185,380
Impairment charges	1,652	1,785
Amortization of intangibles	(178)	(178)
Recognition of deferred income	(432)	(593)
Bad debt expense	1,527	1,441
Deferred income tax expense (benefit)	(603)	(1,683)
Equity in (earnings) loss of unconsolidated entities	(892)	3,580
(Gain) loss on sale of hotel properties, net	(394)	(14,024)
Realized and unrealized (gain) loss on marketable securities	585	3,991
Purchases of marketable securities	(11,434)	(38,889)
Sales of marketable securities	13,602	76,123
Net settlement of trading derivatives	(1,323)	(3,840)
Realized and unrealized (gain) loss on derivatives	3,672	6,512
Amortization of loan costs and premiums, write-off of premiums, loan costs and exit fees	23,726	10,783
Equity-based compensation	21,946	8,751
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	(16,524)	(14,169)
Prepaid expenses and other assets	(10,775)	(6,852)
Accounts payable and accrued expenses	21,551	18,573
Due to/from related party	(987)	(734)
Due to/from third-party hotel managers	(1,515)	(5,969)
Due to/from Braemar OP, net	—	(488)
Due to/from Ashford Inc., net	(9,970)	(2,027)
Other liabilities	1,743	1,213
Net cash provided by (used in) operating activities	137,252	178,451
Cash Flows from Investing Activities
Investment in unconsolidated entity	(667)	(983)
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	(114,877)	(110)
Improvements and additions to hotel properties	(164,726)	(164,075)
Net proceeds from sales of assets and hotel properties	40,573	105,267
Liquidation of AQUA U.S. Fund	—	50,942
Payments for initial franchise fees	(380)	(225)
Proceeds from property insurance	651	2,369
Net cash provided by (used in) investing activities	(239,426)	(6,815)
Cash Flows from Financing Activities
Borrowings on indebtedness	2,676,881	180,800
Repayments of indebtedness	(2,461,279)	(246,139)
Payments for loan costs and exit fees	(55,152)	(5,813)
Payments for dividends and distributions	(72,333)	(75,571)
Purchases of common stock	(1,598)	(1,273)
Redemption of preferred stock	—	(80,554)
Payments for derivatives	(3,103)	(633)
Proceeds from common stock offering	13,624	—
Proceeds from preferred stock offering	—	91,634
Preferred stock offering costs	(60)	—
Other	53	94
Net cash provided by (used in) financing activities	97,033	(137,455)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,141)	34,181
Cash, cash equivalents and restricted cash at beginning of period	472,072	492,473
Cash, cash equivalents and restricted cash and at end of period	$466,931	$526,654

	Nine Months Ended September 30,
	2018	2017
Supplemental Cash Flow Information
Interest paid	$158,832	$158,443
Income taxes paid (refunded)	1,527	1,610
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$13,970	$18,300
Non-cash dividends paid	123	—
Unsettled common stock offering proceeds	1,075	—
Dividends and distributions declared but not paid	28,095	25,520
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$354,805	$347,091
Cash and cash equivalents at beginning of period included in assets held for sale	78	976
Restricted cash at beginning of period	116,787	144,014
Restricted cash at beginning of period included in assets held for sale	402	392
Cash, cash equivalents and restricted cash at beginning of period	$472,072	$492,473

Cash and cash equivalents at end of period	$325,839	$393,527
Restricted cash at end of period	141,092	133,127
Cash, cash equivalents and restricted cash at end of period	$466,931	$526,654
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
As of September 30, 2018, we owned interests in the following assets:

•
118 consolidated hotel properties, including 116 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 24,930 total rooms (or 24,903 net rooms excluding those attributable to our partner);

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);

•	a 25.1% ownership in Ashford Inc. common stock with a carrying value of $1.8 million and a fair value of $45.4 million; and

•	a 16.3% ownership in OpenKey with a carrying value of $2.8 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2018, our 118 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
As of September 30, 2018, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 80 of our 118 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties. On August 8, 2018, Ashford Inc., the parent company of the advisor, completed its acquisition of Remington Holdings, L.P.’s project management business. See note 16.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 16.3% to 25.1%, at September 30, 2018, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entities. No such impairment was recorded for the three and nine months ended September 30, 2018 and 2017.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Each VIE, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Equity-Based Compensation—Prior to the adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) in the third quarter of 2018, stock/unit-based compensation for non-employees was accounted for at fair value based on the market price of the shares at period end that resulted in recording expense, included in “advisory services fee” and “management fees,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) and performance-based Long-Term Incentive Plan (“Performance LTIP”) units granted to certain executive officers were accounted for at fair value at period end based on a Monte Carlo simulation valuation model that resulted in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
After the adoption of ASU 2018-07 in the third quarter of 2018, stock/unit-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee” and “management fees,” equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. PSUs and Performance LTIP units granted to certain executive officers vest based on market conditions and are measured at the grant date fair value based on a Monte Carlo simulation valuation model. The subsequent expense is then ratably recognized over the service period as the service is rendered regardless of when, if ever, the market conditions are satisfied. This results in recording expense, included in “advisory services fee,” equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. Stock/unit grants to independent directors are measured at the grant date based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
Recently Adopted Accounting Standards—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update replaces most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. This standard, referred to as “Topic 606,” does not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations. Therefore, Topic 606 does not impact the recognition of hotel sales. We adopted this standard effective January 1, 2018, under the modified retrospective method, and the adoption of this standard did not have a material impact on our consolidated financial statements. See related disclosures in note 3.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. We adopted this standard effective January 1, 2018. Under the new standard, certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions). Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. We concluded that our hotel acquisition completed in the second quarter of 2018 is the acquisition of assets because substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset or a group of similar identifiable assets. As such, acquisition costs were capitalized as part of the transaction. See note 4.
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
In June 2018, the FASB issued ASU 2018-07, which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and aligns the guidance for share-based payments to non-employees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2018-07 effective July 1, 2018. The adoption of ASU 2018-07 has a material impact on our consolidated financial statements because the compensation expense related to our equity awards is now determined based on the grant date fair value of the awards and will be ratably recognized over the service period as the service is rendered as opposed to being marked-to-market in periods prior to adoption. For all existing equity awards, future equity-based compensation expense is based on the fair value of the awards on July 1, 2018. See the Equity-Based Compensation section included above in our Significant Accounting Policies for further details.
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantees, the rate implicit in the lease, lease term and purchase options. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis. The accounting for leases under which we are the lessor remains largely unchanged. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations. We disclosed $123.7 million in undiscounted future minimum rentals due under non-cancelable leases in note 12 of our most recent 10-K. We are involving our property managers and implementing repeatable processes to manage ongoing lease data collection and analysis, and evaluating accounting policies and internal controls that will be impacted by the new standards. We have also engaged in a third party valuation expert to assist us in determining the value of our ROU assets and operating lease liabilities including the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

determination of our incremental borrowing rate. We expect to use the transition method that includes the practical expedient that allows us to adopt effective January 1, 2019 and not reevaluate or recast prior periods, however we are still evaluating the available transition methods.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-13 will have on the consolidated financial statements.
3. Revenue
On January 1, 2018, we adopted Topic 606 using the modified retrospective method. As the adoption of this standard did not have a material impact on our consolidated financial statements, no adjustments to opening retained earnings were made as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification (“ASC”) Topic 605-Revenue Recognition.
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
Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, resort and destination fees, spas, parking, entertainment and other guest services, as well as rental revenue; primarily consisting of leased retail outlets at our hotel properties. Attrition and cancellation fees are recognized for non-cancellable deposits when the customer provides notification of cancellation within established management policy time frames. For the three and nine months ended September 30, 2018, we recorded $0 and $2.5 million of business interruption income for the St. Petersburg Hilton and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables presents our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended September 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$16,843	$3,800	$1,379	$—	$22,022
Boston, MA Area	3	18,274	2,102	944	—	21,320
Dallas / Ft. Worth Area	7	14,412	3,333	921	—	18,666
Houston, TX Area	3	6,378	1,720	183	—	8,281
Los Angeles, CA Metro Area	6	19,336	3,382	1,302	—	24,020
Miami, FL Metro Area	3	5,072	1,652	232	—	6,956
Minneapolis - St. Paul, MN - WI Area	4	9,930	2,308	1,242	—	13,480
Nashville, TN Area	1	12,854	3,581	341	—	16,776
New York / New Jersey Metro Area	6	19,661	5,031	796	—	25,488
Orlando, FL Area	3	6,242	371	356	—	6,969
Philadelphia, PA Area	3	6,898	1,000	250	—	8,148
San Diego, CA Area	2	5,228	254	269	—	5,751
San Francisco - Oakland, CA Metro Area	6	21,684	1,862	658	—	24,204
Tampa, FL Area	2	4,585	1,263	257	—	6,105
Washington DC - MD - VA Area	9	28,214	5,142	2,089	—	35,445
Other Areas	51	91,492	12,565	5,815	—	109,872
Orlando WorldQuest	—	913	30	275	—	1,218
Corporate	—	—	—	—	1,209	1,209
Total	118	$288,016	$49,396	$17,309	$1,209	$355,930

	Three Months Ended September 30, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$16,831	$3,533	$1,373	$—	$21,737
Boston, MA Area	3	17,427	1,992	903	—	20,322
Dallas / Ft. Worth Area	7	14,827	2,950	800	—	18,577
Houston, TX Area	3	6,902	1,954	169	—	9,025
Los Angeles, CA Metro Area	6	19,074	3,263	1,193	—	23,530
Miami, FL Metro Area	3	5,383	1,418	250	—	7,051
Minneapolis - St. Paul, MN - WI Area	4	10,408	2,457	1,148	—	14,013
Nashville, TN Area	1	12,820	3,567	414	—	16,801
New York / New Jersey Metro Area	6	20,301	4,995	717	—	26,013
Orlando, FL Area	3	6,743	415	179	—	7,337
Philadelphia, PA Area	3	6,601	960	237	—	7,798
San Diego, CA Area	2	5,139	462	212	—	5,813
San Francisco - Oakland, CA Metro Area	6	20,814	1,949	520	—	23,283
Tampa, FL Area	3	4,744	1,088	185	—	6,017
Washington DC - MD - VA Area	9	25,376	4,421	1,334	—	31,131
Other Areas	52	91,740	12,857	4,993	—	109,590
Orlando WorldQuest	—	1,062	31	284	—	1,377
Sold properties	3	2,825	1	95	—	2,921
Corporate	—	—	—	—	989	989
Total	123	$289,017	$48,313	$15,006	$989	$353,325

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$51,131	$12,233	$4,127	$—	$67,491
Boston, MA Area	3	45,046	5,619	2,625	—	53,290
Dallas / Ft. Worth Area	7	47,427	12,525	2,620	—	62,572
Houston, TX Area	3	20,599	6,933	602	—	28,134
Los Angeles, CA Metro Area	6	59,912	11,601	3,534	—	75,047
Miami, FL Metro Area	3	22,014	6,728	764	—	29,506
Minneapolis - St. Paul, MN - WI Area	4	28,228	7,188	3,613	—	39,029
Nashville, TN Area	1	38,151	9,430	1,181	—	48,762
New York / New Jersey Metro Area	6	56,696	17,154	2,159	—	76,009
Orlando, FL Area	3	21,763	1,160	887	—	23,810
Philadelphia, PA Area	3	18,587	3,226	675	—	22,488
San Diego, CA Area	2	14,224	755	744	—	15,723
San Francisco - Oakland, CA Metro Area	6	61,564	5,378	1,752	—	68,694
Tampa, FL Area	2	17,555	4,746	1,293	—	23,594
Washington DC - MD - VA Area	9	86,948	16,939	4,886	—	108,773
Other Areas	51	271,241	43,146	18,847	—	333,234
Orlando WorldQuest	—	3,486	107	920	—	4,513
Sold properties	3	3,518	1	129	—	3,648
Corporate	—	—	—	—	2,984	2,984
Total	121	$868,090	$164,869	$51,358	$2,984	$1,087,301

	Nine Months Ended September 30, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$50,878	$12,727	$3,739	$—	$67,344
Boston, MA Area	3	44,637	6,036	2,418	—	53,091
Dallas / Ft. Worth Area	7	46,205	12,668	2,462	—	61,335
Houston, TX Area	3	21,052	6,538	532	—	28,122
Los Angeles, CA Metro Area	6	59,130	11,683	3,481	—	74,294
Miami, FL Metro Area	3	21,256	6,488	689	—	28,433
Minneapolis - St. Paul, MN - WI Area	4	27,936	7,358	3,326	—	38,620
Nashville, TN Area	1	38,687	14,575	1,266	—	54,528
New York / New Jersey Metro Area	6	55,934	17,863	1,786	—	75,583
Orlando, FL Area	3	22,824	1,536	562	—	24,922
Philadelphia, PA Area	3	18,082	2,951	601	—	21,634
San Diego, CA Area	2	14,102	1,174	549	—	15,825
San Francisco - Oakland, CA Metro Area	6	59,206	5,744	1,529	—	66,479
Tampa, FL Area	3	18,172	5,166	599	—	23,937
Washington DC - MD - VA Area	9	86,682	16,899	3,855	—	107,436
Other Areas	52	270,209	42,265	14,888	—	327,362
Orlando WorldQuest	—	3,934	121	951	—	5,006
Sold properties	6	18,001	3,213	487	—	21,701
Corporate	—	—	—	—	2,052	2,052
Total	126	$876,927	$175,005	$43,720	$2,052	$1,097,704

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$665,578	$653,293
Buildings and improvements	4,033,508	3,895,112
Furniture, fixtures, and equipment	494,583	468,420
Construction in progress	30,960	35,273
Condominium properties	12,173	12,196
Total cost	5,236,802	5,064,294
Accumulated depreciation	(1,146,817)	(1,028,379)
Investments in hotel properties, net	$4,089,985	$4,035,915
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
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) of the hotel property in our consolidated statements of operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total revenue	$4,523	$4,523
Net income (loss)	194	194
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
On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million in cash. The sale resulted in a loss of approximately $13,000 for the nine months ended September 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.6 million of debt associated with the hotel property. See note 7.
On May 1, 2018, we completed the sale of the SpringHill Suites Centreville for approximately $7.5 million in cash. The sale resulted in a gain of approximately $16,000 for the nine months ended September 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $6.6 million of debt associated with the hotel property. See note 7.
On May 10, 2018, we completed the sale of the Residence Inn Tampa for approximately $24.0 million in cash. The sale resulted in a gain of approximately $400,000 for the nine months ended September 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $22.5 million of debt associated with the hotel property. See note 7.
We included the results of operations for these hotel properties through the date of disposition in net income (loss). The following table includes condensed financial information from these hotel properties in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total hotel revenue	$—	$2,921	$3,648	$21,701
Total hotel operating expenses	75	(2,302)	(2,196)	(15,786)
Operating income (loss)	75	619	1,452	5,915
Property taxes, insurance and other	—	(148)	(220)	(1,031)
Depreciation and amortization	—	(556)	(347)	(4,007)
Impairment charges	—	(25)	(1,939)	(25)
Interest income	—	—	—	12
Gain (loss) on sale of hotel properties	(9)	15	394	14,024
Interest expense and amortization of loan costs	—	(425)	(525)	(3,665)
Write-off of loan costs and exit fees	—	—	(524)	(98)
Income (loss) before income taxes	66	(520)	(1,709)	11,125
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(10)	82	254	(1,750)
Net income (loss) attributable to the Company	$56	$(438)	$(1,455)	$9,375
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For the three and nine months ended September 30, 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $0 and $401,000, respectively, which is included in “other” hotel revenue in our consolidated statement of operations. We received additional proceeds of $192,000 and $834,000 associated with property damage from the hurricanes during the three and nine months ended September 30, 2018. The Company will not record an insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.
Additionally, for the three and nine months ended September 30, 2018, we recorded a $0 and $2.0 million impairment charge, respectively, at the SpringHill Suites in Centreville, Virginia (“SpringHill Suites Centreville”). We also recorded impairment adjustments of $(27,000) and $(310,000) for the three and nine months, respectively, based on changes in estimates of property damages incurred from Hurricanes Harvey and Irma. For the year ended December 31, 2017, we recorded impairment charges of $8.2 million related to the SpringHill Suites Centreville and the SpringHill Suites in Glen Allen, Virginia (“SpringHill Suites Glen Allen”) in the amounts of $4.7 million and $3.5 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. SpringHill Suites Glen Allen was sold on February 20, 2018 and SpringHill Suites Centreville was sold on May 1, 2018. See discussion below under “Assets Held For Sale.”
Assets Held For Sale
At December 31, 2017, the SpringHill Suites Centreville and the SpringHill Suites Glen Allen were classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2.
On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million. The sale resulted in a loss of $13,000 for the nine months ended September 30, 2018, and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations.
On May 1, 2018, we completed the sale of the SpringHill Suites Centreville for approximately $7.5 million in cash. We also repaid approximately $6.6 million of principal on our mortgage loan partially secured by the hotel property. The sale resulted in a gain of $16,000 for the nine months ended September 30, 2018, and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Investment in Unconsolidated Entities
Ashford Inc.
We hold approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 25.1% ownership interest in Ashford Inc. as of September 30, 2018, with a carrying value of $1.8 million and a fair value of $45.4 million.
The following tables summarize the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 and the condensed consolidated statements of operations of Ashford Inc. and our equity in earnings (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2018	December 31, 2017
Total assets	$389,818	$114,810
Total liabilities	$121,763	$78,742
Series B cumulative convertible preferred stock	200,578	—
Redeemable noncontrolling interests	3,778	5,111
Total stockholders’ equity of Ashford Inc.	63,050	30,185
Noncontrolling interests in consolidated entities	649	772
Total equity	63,699	30,957
Total liabilities and equity	$389,818	$114,810
Our ownership interest in Ashford Inc.	$1,763	$437
Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$41,565	$19,255	$144,544	$51,907
Total operating expenses	(53,069)	(21,595)	(150,214)	(54,965)
Operating income (loss)	(11,504)	(2,340)	(5,670)	(3,058)
Realized and unrealized gain (loss) on investments, net	—	—	—	(91)
Interest expense and loan amortization costs	(419)	(20)	(770)	(35)
Other income (expense)	25	77	(50)	220
Income tax (expense) benefit	13,904	25	11,593	(9,248)
Net income (loss)	2,006	(2,258)	5,103	(12,212)
(Income) loss from consolidated entities attributable to noncontrolling interests	413	102	704	267
Net (income) loss attributable to redeemable noncontrolling interests	968	300	817	995
Net income (loss) attributable to Ashford Inc.	3,387	(1,856)	6,624	(10,950)
Preferred dividends	(1,675)	—	(1,675)	—
Amortization of preferred stock discount	(303)	—	(303)	—
Net income attributable to common shareholders	$1,409	$(1,856)	$4,646	$(10,950)
Our equity in earnings (loss) of Ashford Inc.	$470	$(568)	$1,326	$(3,291)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

OpenKey
In 2016, the Company made investments totaling $2.3 million in OpenKey, which is controlled and consolidated by Ashford Inc., for a 13.3% ownership interest. OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guest rooms. In 2018 and 2017, we made additional investments of $667,000 and $983,000, respectively. As of September 30, 2018, the Company has made investments totaling $4.0 million. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in OpenKey:

	September 30, 2018	December 31, 2017
Carrying value of the investment in OpenKey (in thousands)	$2,751	$2,518
Ownership interest in OpenKey	16.3%	16.2%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2018	2017	2018	2017
Equity in earnings (loss) in unconsolidated entity	$(160)	$(111)	$(434)	$(341)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2018	December 31, 2017
Secured credit facility (3)	None	September 2019	Base Rate (2) + 1.65% or LIBOR (1) + 2.65%	$—	$—
Mortgage loan (4)	8 hotels	January 2018	LIBOR (1) + 4.95%	—	376,800
Mortgage loan (5)	22 hotels	April 2018	LIBOR (1) + 4.39%	—	971,654
Mortgage loan (6)	1 hotel	July 2018	LIBOR (1) + 5.10%	—	40,500
Mortgage loan (6) (7)	3 hotel	August 2018	LIBOR (1) + 4.35%	—	52,530
Mortgage loan (6)	6 hotels	August 2018	LIBOR (1) + 4.35%	—	280,421
Mortgage loan (6) (8)	17 hotels	October 2018	LIBOR (1) + 4.55%	—	450,000
Mortgage loan (6)	5 hotels	February 2019	LIBOR (1) + 4.75%	—	200,000
Mortgage loan (6)	1 hotel	April 2019	LIBOR (1) + 4.95%	—	33,300
Mortgage loan (6)	1 hotel	May 2019	LIBOR (1) + 5.10%	—	25,100
Mortgage loan (9)	1 hotel	June 2019	LIBOR (1) + 5.10%	43,750	43,750
Mortgage loan	1 hotel	July 2019	4.00%	5,267	5,336
Mortgage loan (10)	1 hotel	July 2019	LIBOR (1) + 4.15%	35,200	35,200
Mortgage loan (10)	8 hotels	July 2019	LIBOR (1) + 4.09%	144,000	144,000
Mortgage loan (11)	1 hotel	August 2019	LIBOR (1) + 4.95%	7,778	12,000
Mortgage loan (12)	17 hotels	November 2019	LIBOR (1) + 3.00%	427,000	427,000
Mortgage loan (4)	8 hotels	February 2020	LIBOR (1) + 2.92%	395,000	—
Mortgage loan (5)	21 hotels	April 2020	LIBOR (1) + 3.20%	962,575	—
Mortgage loan (13)	1 hotel	May 2020	LIBOR (1) + 2.90%	16,100	16,100
Mortgage loan (6)	7 hotels	June 2020	LIBOR (1) + 3.65%	180,720	—
Mortgage loan (6)	7 hotels	June 2020	LIBOR (1) + 3.39%	174,400	—
Mortgage loan (6)	5 hotels	June 2020	LIBOR (1) + 3.73%	221,040	—
Mortgage loan (6)	5 hotels	June 2020	LIBOR (1) + 4.02%	262,640	—
Mortgage loan (6) (14)	5 hotels	June 2020	LIBOR (1) + 2.73%	160,000	—
Mortgage loan (6)	5 hotels	June 2020	LIBOR (1) + 3.68%	215,120	—
Mortgage loan	1 hotel	November 2020	6.26%	93,891	95,207
Mortgage loan (15)	2 hotels	June 2022	LIBOR (1) + 3.00%	174,211	164,700
Mortgage loan	1 hotel	November 2022	LIBOR (1) + 2.00%	97,000	97,000
Mortgage loan	1 hotel	May 2023	5.46%	53,086	53,789
Mortgage loan (16)	1 hotel	June 2023	LIBOR (1) + 2.45%	73,450	—
Mortgage loan	1 hotel	January 2024	5.49%	6,913	7,000
Mortgage loan	1 hotel	January 2024	5.49%	10,089	10,216
Mortgage loan	1 hotel	May 2024	4.99%	6,444	6,530
Mortgage loan	3 hotels	August 2024	5.20%	65,572	66,224
Mortgage loan	2 hotels	August 2024	4.85%	12,114	12,242
Mortgage loan	3 hotels	August 2024	4.90%	24,215	24,471
Mortgage loan	2 hotels	February 2025	4.45%	19,962	20,214
Mortgage loan	3 hotels	February 2025	4.45%	51,633	52,284
				3,939,170	3,723,568
Premiums, net				1,363	1,570
Deferred loan costs, net				(46,086)	(15,617)
				$3,894,447	$3,709,521

Indebtedness related to assets held for sale (7)	1 hotel	August 2018	LIBOR (1) + 4.35%	—	5,992
Indebtedness related to assets held for sale (8)	1 hotel	October 2018	LIBOR (1) + 4.55%	—	7,229
Indebtedness, net				$3,894,447	$3,696,300
_____________________________

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(1)	LIBOR rates were 2.261% and 1.564% at September 30, 2018 and December 31, 2017, respectively.

(2)	Base Rate, as defined in the secured credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

(3)	On September 27, 2018, we established a secured credit facility with borrowing capacity of up to $100.0 million.

(4)
On January 17, 2018, we refinanced this mortgage loan totaling $376.8 million set to mature in January 2018 with a new $395.0 million mortgage loan with a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.92%.

(5)
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

(6)
On June 13, 2018, we refinanced seven mortgage loans totaling $1.068 billion set to mature between July 2018 and May 2019 with six new mortgage loans totaling $1.270 billion. Each new mortgage loan has a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loans are interest only.

(7)	A portion of this mortgage loan at December 31, 2017 relates to the SpringHill Suites Centreville. The property was sold on May 1, 2018. See note 5.

(8)	A portion of this mortgage loan at December 31, 2017 relates to the SpringHill Suites Glen Allen. The property was sold on February 20, 2018. See note 5.

(9)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in June 2018.

(10)	This mortgage loan has three one-year extension options subject to satisfaction of certain conditions. The second one-year extension period began in July 2018.

(11)
This mortgage loan has two one-year extension options subject to satisfaction of certain conditions. Concurrent with the first one-year extension, which began in August 2018, a principal paydown of $4.2 million was made.

(12)	This mortgage loan has five one-year extension options subject to satisfaction of certain conditions.

(13)	This mortgage loan has two one-year extension options subject to satisfaction of certain conditions.

(14)	On July 3, 2018, Ashford Hospitality Finance, one of our consolidated subsidiaries, purchased $56.3 million of this mortgage loan.

(15)
This $181.0 million mortgage loan had an initial advance was $164.7 million in May 2017. In February, May, and June 2018, additional advances of $6.5 million, $1.1 million and $1.9 million, respectively, were used for a capital expenditures project at one of the hotels securing this mortgage loan.

(16)	This new mortgage loan has a five-year term, is interest-only loan and bears interest at a rate of LIBOR + 2.45%.
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
			Embassy Suites Dulles
			Marriott Beverly Hills
			One Ocean
			Marriott Suites Dallas Market Center
E (1)	$216,320	LIBOR + 4.36%	Marriott Memphis East
			Embassy Suites Philadelphia Airport
			Sheraton Anchorage
			Lakeway Resort & Spa
			Marriott Fremont
F	$215,120	LIBOR + 3.68%	W Atlanta Downtown
			Embassy Suites Flagstaff
			Embassy Suites Walnut Creek
			Marriott Bridgewater
			Marriott Durham Research Triangle Park
_____________________________
(1)On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinance. The net floating interest rate after the purchase of the Pool E loan is LIBOR + 2.73%.
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
On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinance. The net floating interest rate after the purchase of the Pool E loan is LIBOR + 2.73%. The mezzanine debt receivable purchase and corresponding mezzanine debt eliminate in consolidation.
On September 27, 2018, we established a secured credit facility with a borrowing capacity of up to $100.0 million, which is secured by a pledge of 100% of the equity interests in the subsidiaries that own the hotel property for which revolving credit facility funds were used to acquire. The interest rate associated with the secured credit facility is either the base rate + 1.65% or LIBOR + 2.65% at the Company’s election. The base rate is the greater of (i) the prime rate set by Bank of America; (ii) federal funds rate + 0.5%; or (iii) LIBOR + 1.0%.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three and nine months ended September 30, 2018 and 2017, we recognized premium amortization as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2018	2017	2018	2017
Interest expense - premium amortization	$69	$185	$207	$1,767
The amortization of the premium is computed using a method that approximates the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of September 30, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) allocated to common stockholders:
Income (loss) attributable to the Company	$(27,589)	$(21,808)	$(72,166)	$(37,037)
Less: Dividends on preferred stock	(10,645)	(11,440)	(31,933)	(33,352)
Less: Extinguishment of issuance costs upon redemption of preferred stock	—	(4,507)	—	(4,507)
Less: Dividends on common stock	(11,897)	(11,439)	(35,138)	(34,316)
Less: Dividends on unvested performance stock units	(123)	(98)	(368)	(294)
Less: Dividends on unvested restricted shares	(206)	(251)	(638)	(709)
Undistributed income (loss)	(50,460)	(49,543)	(140,243)	(110,215)
Add back: Dividends on common stock	11,897	11,439	35,138	34,316
Distributed and undistributed income (loss) - basic and diluted	$(38,563)	$(38,104)	$(105,105)	$(75,899)

Weighted average shares outstanding:
Weighted average common shares outstanding - basic and diluted	97,467	95,332	96,591	95,169

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.40)	$(0.40)	$(1.09)	$(0.80)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.40)	$(0.40)	$(1.09)	$(0.80)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to the anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$206	$251	$638	$709
Income (loss) allocated to unvested performance stock units	123	98	368	294
Income (loss) attributable to noncontrolling interest in operating partnership units	(6,682)	(6,940)	(18,087)	(13,202)
Total	$(6,353)	$(6,591)	$(17,081)	$(12,199)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	119	368	124	284
Effect of unvested performance stock units	4	250	335	97
Effect of assumed conversion of operating partnership units	17,443	17,551	17,669	17,367
Effect of advisory services incentive fee shares	286	277	296	287
Total	17,852	18,446	18,424	18,035
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
The following table presents a summary of our interest rate derivatives entered into over the applicable periods:

	Nine Months Ended September 30,
	2018	2017
Interest rate caps:
Notional amount (in thousands)	$3,589,618	$2,112,700
Strike rate low end of range	1.50%	1.50%
Strike rate high end of range	5.71%	5.84%
Effective date range	January 2018 - August 2018	February 2017 - August 2017
Maturity date range	January 2019 - July 2020	February 2018 - June 2019
Total cost (in thousands)	$3,103	$633

Interest rate floors:
Notional amount (in thousands)	$12,000,000	$4,000,000
Strike rate low end of range	1.38%	1.00%
Strike rate high end of range	2.00%	1.00%
Effective date range	July 2018	September 2017
Termination date range	September 2019 - December 2019	March 2019
Total cost (in thousands)	$413	$163
None of these instruments were designated as cash flow hedges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of September 30, 2018, we held interest rate instruments as summarized in the table below:

Interest rate caps:
Notional amount (in thousands)	$4,378,718	(1)
Strike rate low end of range	1.50%
Strike rate high end of range	5.71%
Effective date range	October 2016 - August 2018
Maturity date range	October 2018 - July 2020
Aggregate principle balance on corresponding mortgage loans (in thousands)	$3,492,984

Interest rate floors: (2)
Notional amount (in thousands)	$28,750,000	(1)
Strike rate low end of range	(0.25)%
Strike rate high end of range	2.00%
Maturity date range	March 2019 - July 2020
_______________

(1)	These instruments were not designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of September 30, 2018, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $5.5 million as of September 30, 2018. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2018, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 2.261% to 3.032% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total

September 30, 2018:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$106	$—	$130	$236	(2)
Interest rate derivatives - caps	—	1,491	—	—	1,491	(2)
Credit default swaps	—	(969)	—	2,211	1,242	(2)
	—	628	—	2,341	2,969
Non-derivative assets:
Equity securities	24,173	—	—	—	24,173	(3)
Total	$24,173	$628	$—	$2,341	$27,142
Liabilities
Derivative liabilities:
Credit default swaps	$—	$(805)	$—	$600	$(205)	(4)
Net	$24,173	$(177)	$—	$2,941	$26,937

December 31, 2017:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$311	$—	$32	$343	(2)
Interest rate derivatives - caps	—	137	—	—	137	(2)
Credit default swaps	—	(469)	—	1,999	1,530	(2)
	—	(21)	—	2,031	2,010
Non-derivative assets:
Equity securities	26,926	—	—	—	26,926	(3)
Total	$26,926	$(21)	$—	$2,031	$28,936
____________________________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported net as “derivative assets, net” in our consolidated balance sheets.

(3)	Reported as “marketable securities” in our consolidated balance sheets.

(4)	Reported net as “derivative liabilities, net” in our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2018		2017
Assets
Derivative assets:
Interest rate derivatives - floors	$(380)		$(291)
Interest rate derivatives - caps	(38)		(96)
Credit default swaps	(1,029)	(4)	(1,380)	(4)
	(1,447)		(1,767)
Non-derivative assets:
Equity	92		12
Total	(1,355)		(1,755)
Liabilities
Derivative liabilities:
Credit default swaps	(638)	(4)	(887)	(4)
Net	$(1,993)		$(2,642)

Total combined
Interest rate derivatives - floors	$(380)		$(291)
Interest rate derivatives - caps	(38)		(96)
Credit default swaps	(1,667)		(1,092)
Unrealized gain (loss) on derivatives	(2,085)	(1)	(1,479)	(1)
Realized gain (loss) on credit default swaps	—	(2) (4)	(1,175)	(2) (4)
Unrealized gain (loss) on marketable securities	68	(3)	(936)	(3)
Realized gain (loss) on marketable securities	24	(2)	948	(2)
Net	$(1,993)		$(2,642)
____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.

(4)	Excludes costs of $272 and $257 for the three months ended September 30, 2018 and 2017, respectively, included in “other income (expense)” associated with credit default swaps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2018		2017
Assets
Derivative assets:
Interest rate derivatives - floors	$(618)		$(2,233)
Interest rate derivatives - caps	(1,749)		(613)
Credit default swaps	(785)	(4)	(2,100)	(4)
Options on futures contracts	—		(116)
	(3,152)		(5,062)
Non-derivative assets:
Equity	(585)		(3,991)
Total	(3,737)		(9,053)

Liabilities
Derivative liabilities:
Credit default swaps	(520)	(4)	(1,450)	(4)
Net	$(4,257)		$(10,503)

Total combined
Interest rate derivatives - floors	$(618)		$(2,233)
Interest rate derivatives - caps	(1,749)		(613)
Credit default swaps	(1,305)		615
Options on futures contracts	—		427
Unrealized gain (loss) on derivatives	(3,672)	(1)	(1,804)	(1)
Realized gain (loss) on credit default swaps	—	(2) (4)	(4,165)	(2) (4)
Realized gain (loss) on options on futures contracts	—	(2)	(543)	(2)
Unrealized gain (loss) on marketable securities	(758)	(3)	(4,813)	(3)
Realized gain (loss) on marketable securities	173	(2)	822	(2)
Net	$(4,257)		$(10,503)
____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.

(4)	Excludes costs of $809 and $769 for the nine months ended September 30, 2018 and 2017, respectively, included in “other income (expense)” associated with credit default swaps.

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

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$24,173	$24,173	$26,926	$26,926
Derivative assets, net	2,969	2,969	2,010	2,010
Derivative liabilities, net	205	205	—	—

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$325,839	$325,839	$354,883	$354,883
Restricted cash (1)	141,092	141,092	117,189	117,189
Accounts receivable, net (1)	60,208	60,208	44,384	44,384
Due from third-party hotel managers	19,277	19,277	17,418	17,418

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,940,533	$3,769,744 to $4,166,559	$3,725,138	$3,559,993 to $3,934,727
Accounts payable and accrued expenses (1)	147,808	147,808	133,063	133,063
Dividends and distributions payable	28,095	28,095	25,045	25,045
Due to Ashford Inc., net	5,176	5,176	15,146	15,146
Due to related party, net (1)	1,078	1,078	1,161	1,161
Due to third-party hotel managers	2,745	2,745	2,431	2,431
____________________________________

(1)	Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of December 31, 2017.
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
Derivative assets, net and derivative liabilities, net. Fair value of interest rate caps is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair values of credit default swap derivatives are obtained from a third party who publishes the CMBX index composition and price data. Fair values of interest rate floors are calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. Fair values of options on futures contracts are valued at their last reported settlement price as of the measurement date. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 95.7% to 105.7% of the carrying value of $3.9 billion at September 30, 2018 and approximately 95.6% to 105.6% of the carrying value of $3.7 billion at December 31, 2017. This is considered a Level 2 valuation technique.
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
The compensation committee of the board of directors of the Company approved the issuance of performance LTIP units to certain executive officers. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. As of September 30, 2018, there are approximately 2.4 million performance-based LTIP units, representing 200% of the target, outstanding. The performance criteria for the performance LTIP units are based on market conditions under the relevant literature, and the performance LTIP units were granted to non-employees. Upon the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of September 30, 2018, we have issued a total of 13.0 million LTIP and performance LTIP units (12.1 million after the elimination of the conversion factor in December 2017), all of which, other than approximately 737,000 units (686,000 after the elimination of the conversion factor in December 2017) (none of which are performance LTIP units) have reached full economic parity with, and are convertible into, common units.
We recorded compensation expense for performance LTIP units and LTIP units as presented in the table below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type	Line Item	2018	2017	2018	2017
Performance LTIP units	Advisory services fee	$1,292	$964	$5,505	$1,312
LTIP units	Advisory services fee	933	980	2,576	1,962
LTIP units - independent directors	Corporate, general and administrative	—	—	536	475
The unamortized cost of the unvested performance LTIP units, which was $6.5 million at September 30, 2018, will be expensed over a period of 2.5 years.
The unamortized cost of the unvested LTIP units, which was $5.5 million at September 30, 2018, will be expensed over a period of 2.5 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the nine months ended September 30, 2018, there were no common units redeemed. During the nine months ended September 30, 2017, approximately 21,000 common units with an aggregate fair value of approximately $161,000 were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price.
The following table shows the redeemable noncontrolling interest in Ashford Trust (in thousands) and the corresponding approximate ownership percentage:

	September 30, 2018	December 31, 2017
Redeemable noncontrolling interests	$118,663	$116,122
Adjustments to redeemable noncontrolling interests (1)	173,649	154,262
Ownership percentage of operating partnership	14.88%	15.52%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Allocated net (income) loss to the redeemable noncontrolling interests	$6,682	$6,940	$18,087	$13,202
Aggregate cash distributions to holders of common units and LTIP units	2,480	2,556	7,429	7,655
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
At September 30, 2018, the unamortized cost of the unvested shares of restricted stock was $10.4 million, which will be amortized over a period of 2.5 years.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2018	2017	2018	2017
Advisory services fee	$1,550	$1,642	$5,298	$3,371
Management fees	287	222	870	439
Corporate general and administrative	—	—	—	90
	$1,837	$1,864	$6,168	$3,900
During the nine months ended September 30, 2018 approximately $1.5 million of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
Performance Stock Units—The compensation committee of the board of directors of the Company approved the issuance of PSUs, which have a three-year cliff vesting, to certain executive officers . The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of PSUs may be adjusted from 0% to 200% based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

under the relevant literature, and the PSUs were granted to non-employees. Upon the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
The following table summarizes the compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2018	2017	2018	2017
Advisory services fee	$1,081	$806	$7,161	$1,102
During the nine months ended September 30, 2018, approximately $3.0 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
The unamortized cost of the unvested PSUs of $6.5 million at September 30, 2018, will be expensed over a period of approximately 2.5 years.
Preferred Dividends—The board of directors declared quarterly dividends as presented below:

	Three Months Ended September 30,
	2018	2017
8.45% Series D cumulative preferred stock	$0.5281	$0.5281
7.375% Series F cumulative preferred stock	0.4609	0.4609
7.375% Series G cumulative preferred stock	0.4609	0.4609
7.50% Series H cumulative preferred stock	0.4688	0.1875	(1)
7.50% Series I cumulative preferred stock	0.4688	—
_____________________________

(1)	Pro-rated for the number of days the Series H cumulative preferred stock was outstanding during the quarter.
In addition to the above, on September 18, 2017, the Company redeemed its 8.55% Series A cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4631 per share, for a total redemption price of $25.4631 per share.
At-the-Market Equity Offering Program—On December 11, 2017, the Company established an “at-the-market” equity offering program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million. The table below summarizes the issuance activity (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2017
Common shares issued	2,434	—
Gross proceed received	$15,522	$—
Commissions and other expenses	194	—
Net proceeds	$15,328	$—
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $638,000 and $646,000 at September 30, 2018 and December 31, 2017, respectively. Our ownership interest is reported in equity in the consolidated balance sheets.
The below table summarizes the (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2018	2017	2018	2017
(Income) loss allocated to noncontrolling interests in consolidated entities	$(10)	$(22)	$8	$(4)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2018, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at September 30, 2018, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 2% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2018 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
We incurred franchise fees of $17.9 million and $54.7 million for the three and nine months ended September 30, 2018, respectively, and $17.8 million and $52.6 million for the three and nine months ended September 30, 2017, respectively. Franchise fees are included in “other” hotel expenses in the consolidated statements of operations.
Management Fees—Under management agreements for our hotel properties existing at September 30, 2018, we pay a) monthly property management fees equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees, and d) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from 2020 through 2038, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of September 30, 2018, we have accrued approximately $508,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
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
15. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2018 and December 31, 2017, all of our hotel properties were domestically located.
16. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the advisory agreement, subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale is between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At September 30, 2018, the quarterly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually. Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we will pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Advisory services fee
Base advisory fee	$9,156	$8,579	$26,644	$25,934
Reimbursable expenses (1)	2,251	1,641	5,777	5,800
Equity-based compensation (2)	4,855	4,392	20,540	7,748
Incentive fee	(3,457)	—	—	—
Total advisory services fee	$12,805	$14,612	$52,961	$39,482
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In 2016, $4.0 million of key money consideration was invested in furniture, fixtures and equipment by Ashford Inc. to be used by Ashford Trust, which represented all of the key money consideration for the Le Pavillon Hotel. This arrangement is accounted for as a lease, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee is allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. As a result, lease expense of $156,000 and $469,000 was recognized for the three and nine months ended September 30, 2018, respectively and $156,000 and $476,000 for the three and nine months ended September 30, 2017, respectively. These costs are included in “other” hotel expense in the consolidated statements of operations.
On August 8, 2018, Ashford Inc. completed the acquisition of Premier Project Management LLC (“Premier”), the project management business formerly conducted by certain affiliates of Remington Lodging, including construction management, interior design, architectural oversight, and the purchasing, freight management, and supervision of installation of furniture, fixtures, and equipment, and related services. As a result of Ashford Inc.’s acquisition, the project management services that were previously provided by Remington Lodging will now be provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar.
In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, have a right to provide products or services to our hotel properties, provided such transactions are evaluated and approved by our independent directors. The following tables summarize the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the amounts recorded by us for those services and the applicable classification on our consolidated financial statements (in thousands):

		Three Months Ended September 30, 2018
Company	Product or Service	Total, net	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Corporate, General and Administrative
OpenKey	Mobile key app	$28	$—	$—	$—	$28	$—
Pure Rooms	Hypoallergenic premium rooms	1,430	1,417	—	—	13	—
Lismore Capital	Mortgage placement services	350	—	(350)	—	—	—
J&S Audio Visual	Audiovisual commissions or equipment	1,296	74	—	1,222	—	—
AIM	Cash management services	339	—	—	—	—	339
Premier	Project management services	2,491	2,491	—	—	—	—
Ashford LLC	Insurance claims services	17	—	—	—	—	17
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Nine Months Ended September 30, 2018
Company	Product or Service	Total, net	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Corporate, General and Administrative
OpenKey	Mobile key app	$81	$—	$—	$—	$81	$—
Pure Rooms	Hypoallergenic premium rooms	1,919	1,903	—	—	16	—
Lismore Capital	Mortgage placement services	4,942	—	(4,942)	—	—	—
J&S Audio Visual	Audiovisual commissions or equipment	3,441	917	—	2,524	—	—
AIM	Cash management services	850	—	—	—	—	850
Premier	Project management services	2,491	2,491	—	—	—	—
Ashford LLC	Insurance claims services	53	—	—	—	—	53
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
The following table summarizes the amount due to Ashford Inc. (in thousands):

		September 30, 2018	December 31, 2017
Company	Product or Service	Due to Ashford Inc.
Ashford LLC	Advisory services	$1,915	$14,547
OpenKey	Mobile key app	14	8
Pure Rooms	Hypoallergenic premium rooms	207	296
Lismore Capital	Mortgage placement services	—	—
J&S Audio Visual	Audiovisual commissions or equipment	1,464	(52)
AIM	Investment management services	140	347
Premier	Project management services	1,419	—
Ashford LLC	Insurance claims services	17	—
		$5,176	$15,146
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 131,000 and 177,000 shares of restricted stock under the Ashford Trust Stock Plan in 2017 and 2018, respectively. These share grants are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $287,000 and $870,000 was recognized for the three and nine months ended September 30, 2018 and $222,000 and $439,000 for the three and nine months ended September 30, 2017, respectively. The unamortized cost of the unvested grants was $1.9 million as of September 30, 2018, which will be amortized over a period of 2.5 years.
On June 26, 2018, Ashford Trust entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. The Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries and to revise the payment terms such that the base fee and reimbursable expenses will be paid monthly. The independent members of the board of directors of each of Ashford Inc. and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Ashford Trust, respectively.
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
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Ashford Trust provides written notice to the other at least sixty

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement.
As a result of the Hilton Alexandria Old Town acquisition, we are entitled to receive $11.1 million from Ashford LLC in the form of future purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that will be leased to us by Ashford LLC. As of September 30, 2018, Ashford Trust had received approximately $390,000 of furniture, fixtures and equipment from Ashford LLC.
17. Subsequent Event
On October 31, 2018, the Company acquired a 100% interest in the 157-room La Posada de Santa Fe (“La Posada”) in Santa Fe, New Mexico for $50 million. As a result of the acquisition, the Company is entitled to receive $5.0 million from Ashford LLC in the form of future purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that will be leased to us by Ashford LLC.

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

•	general and economic business conditions affecting the lodging and travel industry;

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	availability of qualified personnel to our advisor;

•	changes in our industry and the market in which we operate, interest rates, or local economic conditions;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with Ashford LLC, Ashford Inc., Remington Lodging & Hospitality, LLC, our executive officers and our non-independent directors;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended, and related rules, regulations and interpretations governing the taxation of REITs; and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes.
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
On February 20, 2018, we completed the sale of the SpringHill Suites Glen Allen for approximately $10.9 million in cash. The sale resulted in a loss of $13,000 for the nine months ended September 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.6 million of debt associated with the hotel property.
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
On May 1, 2018, we completed the sale of the SpringHill Suites Centreville for approximately $7.5 million in cash. The sale resulted in a gain of approximately $16,000 for the nine months ended September 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $6.6 million of debt associated with the hotel property.
On May 10, 2018, we completed the sale of the Residence Inn Tampa for approximately $24.0 million in cash. The sale resulted in a gain of approximately $400,000 for the nine months ended September 30, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $22.5 million of debt associated with the hotel property.

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
			Embassy Suites Dulles
			Marriott Beverly Hills
			One Ocean
			Marriott Suites Dallas Market Center
E (1)	$216,320	LIBOR + 4.36%	Marriott Memphis East
			Embassy Suites Philadelphia Airport
			Sheraton Anchorage
			Lakeway Resort & Spa
			Marriott Fremont
F	$215,120	LIBOR + 3.68%	W Atlanta Downtown
			Embassy Suites Flagstaff
			Embassy Suites Walnut Creek
			Marriott Bridgewater
			Marriott Durham Research Triangle Park
_____________________________
(1)On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinance. The net floating interest rate after the purchase of the Pool E loan is LIBOR + 2.73%.
On June 26, 2018, Ashford Trust entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. The Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries and to revise the payment terms such that the base fee and reimbursable expenses will be paid monthly. The independent members of the board of directors of each Ashford Inc. and Ashford Trust, with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Ashford Trust, respectively.
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
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Ashford Trust provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement.

As a result of the Hilton Alexandria Old Town acquisition, we are entitled to receive $11.1 million from Ashford LLC in the form of future purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that will be leased to us by Ashford LLC at no cost. As of September 30, 2018, Ashford Trust had received approximately $390,000 of furniture, fixtures and equipment from Ashford LLC and expects to receive the remaining furniture, fixtures and equipment from Ashford LLC in the fourth quarter of 2018.
On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinance. The net floating interest rate after the purchase of the Pool E loan is LIBOR + 2.73%.
On September 27, 2018, we established a secured credit facility with a borrowing capacity of up to $100.0 million, which is secured by a pledge of 100% of the equity interests in the subsidiaries that own the hotel property for which revolving credit facility funds were used to acquire. The interest rate associated with the secured credit facility is either the base rate + 1.65% or LIBOR + 2.65% at the Company’s election. The base rate is the greater of (i) the prime rate set by Bank of America; (ii) federal funds rate + 0.5%; or (iii) LIBOR + 1.00%.
During the three and nine months ended September 30, 2018, we issued approximately 2.4 million shares of our common stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $15.5 million and net proceeds of approximately $15.3 million after discounts and commissions to the selling agents.
On October 31, 2018 the Company acquired a 100% interest in the 157-room La Posada de Santa Fe (“La Posada”) in Santa Fe, New Mexico for $50 million. As a result of the acquisition, we are entitled to receive $5.0 million from Ashford LLC in the form of future purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that will be leased to us by Ashford LLC.
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

The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Favorable/ (Unfavorable) Change	Nine Months Ended September 30,		Favorable/ (Unfavorable) Change
	2018	2017		2018	2017
Total revenue	$355,930	$353,325	$2,605	$1,087,301	$1,097,704	$(10,403)
Total hotel operating expenses	(225,036)	(226,571)	1,535	(676,702)	(688,554)	11,852
Property taxes, insurance and other	(20,774)	(18,194)	(2,580)	(59,363)	(55,293)	(4,070)
Depreciation and amortization	(64,923)	(60,135)	(4,788)	(192,536)	(185,380)	(7,156)
Impairment charges	27	(1,785)	1,812	(1,652)	(1,785)	133
Transaction costs	—	—	—	(11)	(11)	—
Advisory services fee	(12,805)	(14,612)	1,807	(52,961)	(39,482)	(13,479)
Corporate general and administrative	(3,090)	(2,412)	(678)	(8,450)	(10,836)	2,386
Operating income (loss)	29,329	29,616	(287)	95,626	116,363	(20,737)
Equity in earnings (loss) of unconsolidated entities	310	(679)	989	892	(3,580)	4,472
Interest income	1,150	706	444	2,779	1,460	1,319
Gain (loss) on sale of hotel properties	(9)	15	(24)	394	14,024	(13,630)
Other income (expense)	(202)	(273)	71	80	(3,539)	3,619
Interest expense and amortization of loan costs	(60,731)	(56,963)	(3,768)	(173,680)	(167,224)	(6,456)
Write-off of premiums, loan costs and exit fees	(1,572)	—	(1,572)	(9,316)	(1,629)	(7,687)
Unrealized gain (loss) on marketable securities	68	(936)	1,004	(758)	(4,813)	4,055
Unrealized gain (loss) on derivatives	(2,085)	(1,479)	(606)	(3,672)	(1,804)	(1,868)
Income tax (expense) benefit	(519)	1,267	(1,786)	(2,606)	507	(3,113)
Net income (loss)	(34,261)	(28,726)	(5,535)	(90,261)	(50,235)	(40,026)
(Income) loss from consolidated entities attributable to noncontrolling interests	(10)	(22)	12	8	(4)	12
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,682	6,940	(258)	18,087	13,202	4,885
Net income (loss) attributable to the Company	$(27,589)	$(21,808)	$(5,781)	$(72,166)	$(37,037)	$(35,129)
All hotel properties owned during the three months ended September 30, 2018 and 2017 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three months ended September 30, 2018 and 2017. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Renaissance (1)	Portsmouth, VA	Disposition	February 1, 2017
Embassy Suites (1)	Syracuse, NY	Disposition	March 6, 2017
Crowne Plaza Ravinia (1)	Atlanta, GA	Disposition	June 29, 2017
SpringHill Suites (1)	Glen Allen, VA	Disposition	February 20, 2018
SpringHill Suites (1)	Centreville, VA	Disposition	May 1, 2018
Residence Inn Tampa (1)	Tampa, FL	Disposition	May 10, 2018
Hilton Alexandria Old Town	Alexandria, VA	Acquisition	June 29, 2018
____________________________________

(1)	Collectively reported as “Hotel Dispositions”

The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
RevPAR (revenue per available room)	$124.49	$124.33	$126.62	$125.12
Occupancy	77.91%	79.60%	77.52%	78.52%
ADR (average daily rate)	$159.78	$156.19	$163.34	$159.34
The following table illustrates the key performance indicators of the 117 comparable hotel properties and WorldQuest that were included for the full three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
RevPAR (revenue per available room)	$124.35	$125.00	$126.76	$126.42
Occupancy	77.85%	79.69%	77.55%	78.78%
ADR (average daily rate)	$159.73	$156.85	$163.45	$160.47
Comparison of the Three Months Ended September 30, 2018 and 2017
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $5.8 million, from $21.8 million for the three months ended September 30, 2017 (the “2017 quarter”) to $27.6 million for the three months ended September 30, 2018 (the “2018 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $1.0 million, or 0.3%, to $288.0 million in the 2018 quarter compared to the 2017 quarter. This decrease is primarily attributable to lower rooms revenue of $2.8 million related to our Hotel Dispositions and $1.4 million from our comparable hotel properties and WorldQuest, partially offset by higher rooms revenue of $3.3 million related to the acquisition of the Hilton Alexandria Old Town. Our comparable hotel properties experienced an increase of 1.8% in room rates and a decrease of 184 basis points in occupancy.
Food and beverage revenue increased $1.1 million, or 2.2%, to $49.4 million. This increase is attributable to higher food and beverage revenue of $955,000 related to the acquisition of the Hilton Alexandria Old Town and $129,000 at our comparable hotel properties and WorldQuest. The Hotel Dispositions did not generate food and beverage revenue in the 2017 quarter.
Other hotel revenue, which consists mainly of Internet access, parking and spa, increased $2.3 million, or 15.3%, to $17.3 million. This increase is attributable to higher other hotel revenue of $307,000 as a result of the acquisition of the Hilton Alexandria Old Town and $2.1 million from our comparable hotel properties and WorldQuest. This increase was partially offset by lower other hotel revenue of $94,000 related to our Hotel Dispositions. Other non-hotel revenue increased $220,000, or 22.2%, to $1.2 million in the 2018 quarter as compared to the 2017 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $1.5 million, or 0.7%, to $225.0 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $347,000 in the 2018 quarter as compared to the 2017 quarter, which was comprised of a decrease of $1.0 million from our Hotel Dispositions and $641,000 at our comparable hotel properties and WorldQuest, partially offset by an increase of $1.3 million as a result of the acquisition of the Hilton Alexandria Old Town. Direct expenses were 30.0% of total hotel revenue for the 2018 quarter and 30.3% for the 2017 quarter. Indirect expenses and management fees decreased $1.2 million in the 2018 quarter as compared to the 2017 quarter, which was comprised of a decrease of $1.4 million from our Hotel Dispositions and $913,000 at our comparable hotel properties and WorldQuest, partially offset by an increase of $1.1 million as a result of the acquisition of the Hilton Alexandria Old Town.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $2.6 million, or 14.2%, to $20.8 million during the 2018 quarter compared to the 2017 quarter, which was primarily due to an increase of $2.4 million at our comparable hotel properties and WorldQuest and $293,000 as a result of the acquisition of the Hilton Alexandria Old Town, partially offset by a $148,000 decrease from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $4.8 million, or 8.0%, to $64.9 million during the 2018 quarter compared to the 2017 quarter, which was primarily due to an increase of $4.6 million at our comparable hotel properties and WorldQuest and $734,000 from the acquisition of the Hilton Alexandria Old Town, partially offset by a decrease of $556,000 from our Hotel Dispositions.
Impairment Charges. We recorded an impairment charge of $1.8 million in the 2017 quarter for damages to hotel properties from Hurricanes Harvey and Irma.
Advisory Services Fee. Advisory services fee decreased $1.8 million, or 12.4%, to $12.8 million in the 2018 quarter compared to the 2017 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. For the 2018 quarter, the advisory services fee was comprised of a base advisory fee of $9.2 million, equity-based compensation of $4.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $2.3 million and a credit to incentive fee of $3.5 million. For the 2017 quarter, the advisory services fee was comprised of a base advisory fee of $8.6 million, reimbursable expenses of $1.6 million and equity-based compensation of $4.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense increased $678,000, or 28.1%, to $3.1 million during the 2018 quarter compared to the 2017 quarter. The increase was primarily attributable to higher public company costs, office expenses, professional fees and other miscellaneous expenses of $385,000 and higher transaction, acquisition and management conversion costs of $293,000 in the 2018 quarter compared to the 2017 quarter, primarily related to costs associated with the ERFP Agreement.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $989,000, from an equity in loss of $679,000 in the 2017 quarter to equity in earnings of $310,000 in the 2018 quarter. The 2018 quarter included equity in earnings of $470,000 from Ashford Inc., partially offset by an equity in loss of $160,000 from OpenKey. The 2017 quarter included equity in loss of $568,000 from Ashford Inc. and $111,000 from OpenKey.
Interest Income. Interest income was $1.2 million and $706,000 for the 2018 quarter and the 2017 quarter, respectively.
Gain (Loss) on Sale of Hotel Properties. Gain (loss) on sale of hotel properties consisted of a loss of $9,000 and a gain of $15,000 in the 2018 and 2017 quarters, respectively.
Other Income (Expense). Other expense decreased $71,000, or 26.0%, to $202,000 during the 2018 quarter compared to the 2017 quarter. In the 2018 quarter, we recorded expense of $272,000 related to CMBX premiums and usage fees, and miscellaneous other expense of $94,000, partially offset by realized gain on marketable securities of $24,000 and dividend income of $140,000. In the 2017 quarter, we recognized a realized loss of $1.2 million related to the termination of a CMBX tranche and $257,000 of expense related to CMBX premiums and usage fees, partially offset by a realized gain of $948,000 related to marketable securities, dividend income of $109,000 and miscellaneous income of $102,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $3.8 million, or 6.6%, to $60.7 million during the 2018 quarter compared to the 2017 quarter. The increase is primarily due to higher interest expense and amortization of loan costs of $3.3 million due to higher LIBOR rates and higher amortization of loan costs from refinances at our comparable hotels properties and $926,000 as a result of the acquisition of the Hilton Alexandria Old Town, partially offset by lower interest expense and amortization of loan costs of $425,000 from our Hotel Dispositions. The average LIBOR rates in the 2018 quarter and the 2017 quarter were 2.11% and 1.23%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees were $1.6 million for the 2018 quarter. There were no write-off of premiums, loan costs and exit fees for the 2017 quarter.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities was $68,000 unrealized gain in the 2018 quarter and a $936,000 unrealized loss in the 2017 quarter, which are based on changes in closing market prices during the quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives increased $606,000, from $1.5 million in the 2017 quarter to $2.1 million in the 2018 quarter. In the 2018 quarter, we recognized unrealized losses of $1.7 million, $380,000 and $38,000 associated with CMBX tranches, interest rate floors and interest rate caps, respectively. In the 2017 quarter, we recognized unrealized losses of $2.3 million, $291,000 and $96,000 associated with CMBX tranches, interest rate floors and interest rate caps, respectively. These unrealized losses were partially offset by an unrealized gain of $1.2 million associated with the reclassification to other income (expense) for the recognition of a realized loss from a CMBX tranche termination. The fair value of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.

Income Tax (Expense) Benefit. Income tax (expense) benefit changed $1.8 million, from an income tax benefit of $1.3 million in the 2017 quarter to income tax expense of $519,000 in the 2018 quarter. This change was primarily due to an increase in profitability and taxable income recognized by our TRS entities, which was partially due to the renewal of a significant portion of the Company’s TRS leases in January 2018 and also partially due to having utilized all of our available TRS net operating losses.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated income of $10,000 and $22,000 for the 2018 quarter and the 2017 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in operating partnership decreased $258,000, from a net loss of $6.9 million in the 2017 quarter to $6.7 million in the 2018 quarter. Redeemable noncontrolling interests represented ownership interests of 14.88% and 15.73% in the operating partnership at September 30, 2018 and 2017, respectively.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $35.1 million from $37.0 million for the nine months ended September 30, 2017 (the “2017 period”) to $72.2 million for the nine months ended September 30, 2018 (the “2018 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $8.8 million, or 1.0%, to $868.1 million in the 2018 period compared to the 2017 period. This decrease is attributable to lower rooms revenue of $14.5 million from our Hotel Dispositions, partially offset by higher room revenue of $3.3 million from the acquisition of the Hilton Alexandria Old Town and $5.6 million from our comparable hotel properties and WorldQuest. Our comparable hotel properties experienced an increase of 1.9% in room rates and a decrease of 123 basis points in occupancy.
Food and beverage revenue decreased $10.1 million, or 5.8%, to $164.9 million in the 2018 period compared to the 2017 period. This decrease is attributable to lower food and beverage revenue of $6.9 million from our comparable hotel properties and WorldQuest and $3.2 million from our Hotel Dispositions, partially offset by an increase of $955,000 as a result of the acquisition of the Hilton Alexandria Old Town.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, increased $7.6 million, or 17.5%, to $51.4 million in the 2018 period compared to the 2017 period. This increase is primarily attributable to higher other revenue of $307,000 as a result of the acquisition of the Hilton Alexandria Old Town and $8.0 million from our comparable hotel properties and WorldQuest, which included $2.5 million of business interruption income for the St. Petersburg Hilton and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010 and $401,000 of business interruption income related to Hurricane Irma. This increase was partially offset by lower other revenue of $358,000 from our Hotel Dispositions. Other non-hotel revenue increased $932,000, or 45.4%, to $3.0 million in the 2018 period.
Hotel Operating Expenses. Hotel operating expenses decreased $11.9 million, or 1.7%, to $676.7 million in the 2018 period compared to the 2017 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $9.8 million in the 2018 period compared to the 2017 period, which was comprised of a decrease of $6.4 million from our Hotel Dispositions and $4.7 million from our comparable hotel properties and WorldQuest, partially offset by an increase of $1.3 million as a result of the acquisition of the Hilton Alexandria Old Town. Direct expenses were 29.2% of total hotel revenue for 2018 and 29.8% for the 2017 period. Indirect expenses and management fees decreased $2.0 million in the 2018 period compared to the 2017 period, which was comprised of a decrease of $7.2 million from our Hotel Dispositions and a decrease of $4.1 million related to an additional accrual in the 2017 period related to the final judgment in the lawsuit captioned Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. These decreases were partially offset by an increases of $1.1 million from the acquisition of the Hilton Alexandria Old Town and $8.2 million from our comparable hotel properties and WorldQuest.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $4.1 million or 7.4%, to $59.4 million in the 2018 period compared to the 2017 period, which was primarily due to an increase of $293,000 as a result of the acquisition of the Hilton Alexandria Old Town and $4.9 million at our comparable hotel properties and WorldQuest, partially offset by a decrease of $810,000 from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $7.2 million or 3.9%, to $192.5 million in the 2018 period compared to the 2017 period, which was primarily due to $734,000 from the acquisition of the Hilton Alexandria Old Town and $10.8 million at our comparable hotel properties and WorldQuest, partially offset by a decrease of $3.7 million from our Hotel Dispositions.

Impairment Charges. Impairment charges decreased $133,000, or 7.5%, to $1.7 million in the 2018 period compared to the 2017 period. We recorded an impairment charge of $1.7 million in the 2018 period which was comprised of a $2.0 million impairment charge at the SpringHill Suites Centreville, partially offset by impairment credits of $310,000 from changes in estimates of property damage incurred from Hurricanes Harvey and Irma. We recorded an impairment charge of $1.8 million in the 2017 quarter for damages to hotel properties from Hurricanes Harvey and Irma.
Transaction Costs. Transaction costs were $11,000 in both the 2018 period and the 2017 period.
Advisory Services Fee. Advisory services fee increased $13.5 million, or 34.1%, to $53.0 million in the 2018 period compared to the 2017 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2018 period, the advisory services fee was comprised of a base advisory fee of $26.6 million, equity-based compensation of $20.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $5.8 million. During the nine months ended September 30, 2018, approximately $4.5 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards. In the 2017 period, the advisory services fee was comprised of a base advisory fee of $25.9 million, equity-based compensation of $7.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $5.8 million.
Corporate General and Administrative. Corporate general and administrative expense decreased $2.4 million, or 22.0%, to $8.5 million in the 2018 period compared to the 2017 period. The decrease was primarily attributable to lower transaction, acquisition and management conversion costs of $2.3 million and lower public company costs, office expenses, professional fees and other miscellaneous expenses of $88,000 in the 2018 period compared to the 2017 period.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $4.5 million from an equity in loss of $3.6 million in the 2017 period to equity in earnings of $892,000 in the 2018 period. The 2018 period included equity in earnings of $1.3 million from Ashford Inc. partially offset by an equity in loss of $434,000 from OpenKey. The 2017 period included equity in loss of $3.3 million from Ashford Inc. and $341,000 from OpenKey, partially offset by equity in earnings of $52,000 from the AQUA U.S. Fund.
Interest Income. Interest income was $2.8 million and $1.5 million in the 2018 and 2017 periods, respectively.
Gain (Loss) on Sale of Hotel Properties. Gain on the sale of hotel properties was $394,000 and $14.0 million in the 2018 and 2017 periods, respectively. The gain in the 2018 period related to gains from the sales of the Tampa Residence Inn and SpringHill Suites Centreville, partially offset by a loss from the sale of the SpringHill Suites Glen Allen. The gain in the 2017 period was related to a gain from the sale of the Crowne Plaza Ravinia, partially offset by losses from the sales of the Renaissance Portsmouth and Embassy Suites Syracuse.
Other Income (Expense). Other income (expense) changed $3.6 million, from expense of $3.5 million in the 2017 period to income of $80,000 in the 2018 period. In the 2018 period, we recorded dividend income of $425,000, a realized gain on marketable securities of $173,000 and other miscellaneous income of $291,000; partially offset by expense of $809,000 related to CMBX premiums and usage fees. In the 2017 period, we recognized realized losses of $4.2 million related to the termination of CMBX tranches, $543,000 on the maturities of options on futures contracts and $769,000 of CMBX premiums and usage fees. These expenses were partially offset by dividend income of $986,000, a realized gain of $822,000 on marketable securities and other miscellaneous income of $131,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $6.5 million, or 3.9%, to $173.7 million in the 2018 period compared to the 2017 period. The increase is primarily due to higher interest expense and amortization of loan costs of $9.6 million due to higher LIBOR rates and higher amortization of loan costs from refinances at our comparable hotel properties and $926,000 from the acquisition of the Hilton Alexandria Old Town, partially offset by lower interest expense and amortization of loan costs of $3.1 million from our Hotel Dispositions. The average LIBOR rates in the 2018 period and the 2017 period were 1.89% and 1.04%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $7.7 million to $9.3 million in the 2018 period compared to the 2017 period. In the 2018 period, we incurred write-off of loan costs and exit fees of approximately $9.3 million consisting of the write-off of unamortized loan costs of approximately $3.3 million and exit fees of approximately $6.0 million as a result of loan refinances and hotel property sales. In the 2017 period, we incurred write-off of premiums, loan costs and exit fees consisting of $1.5 million to refinance a mortgage loan secured by the Nashville Renaissance and Princeton Westin and other fees of $148,000.

Unrealized Gain (Loss) on Marketable Securities. Unrealized loss on marketable securities was $758,000 and $4.8 million in the 2018 and 2017 periods, respectively, which was based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives increased $1.9 million, or 103.5%, from $1.8 million in the 2017 period to $3.7 million in the 2018 period. In the 2018 period, we recognized unrealized losses of $1.7 million from interest rate caps, $1.3 million from CMBX tranches and $618,000 from interest rate floors. In the 2017 period, we recognized unrealized losses of $3.6 million, $2.2 million and $613,000 associated with the remaining CMBX tranches, interest rate floors and interest rate caps, respectively, partially offset by unrealized gains of $4.2 million associated with the reclassification to other income (expense) for the recognition of realized losses from CMBX tranche terminations and $427,000 associated with the reclassification to other income (expense) for maturities of options on futures contracts. The fair value of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax benefit (expense) changed $3.1 million, or 614.0% from a benefit of $507,000 in the 2017 period to expense of $2.6 million in the 2018 period. The change in income tax benefit (expense) is primarily due to an increase in taxable income recognized by our TRS entities, which was partially due to the renewal of a significant portion of the Company’s TRS leases in January 2018 and is also partially due to having utilized all of our available TRS net operating losses.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated a loss of $8,000 and income of $4,000 in the 2018 and 2017 periods, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $18.1 million and $13.2 million in the 2018 and 2017 periods, respectively. Redeemable noncontrolling interests represented ownership interests of 14.88% and 15.73% in the operating partnership at September 30, 2018 and 2017, respectively.
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
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) having an aggregate value of up to $200 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2018 pursuant to the Repurchase Program.
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

During the three and nine months ended September 30, 2018, we issued approximately 2.4 million shares of our common stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $15.5 million and net proceeds of approximately $15.3 million after discounts and commissions to the selling agents.
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
			Embassy Suites Dulles
			Marriott Beverly Hills
			One Ocean
			Marriott Suites Dallas Market Center
E (1)	$216,320	LIBOR + 4.36%	Marriott Memphis East
			Embassy Suites Philadelphia Airport
			Sheraton Anchorage
			Lakeway Resort & Spa
			Marriott Fremont
F	$215,120	LIBOR + 3.68%	W Atlanta Downtown
			Embassy Suites Flagstaff
			Embassy Suites Walnut Creek
			Marriott Bridgewater
			Marriott Durham Research Triangle Park
_____________________________
(1)On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinance. The net floating interest rate after the purchase of the Pool E loan is LIBOR + 2.73%.
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
On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinance. The debt was eliminated upon consolidation. The net floating interest rate after the purchase for the Pool E loan is LIBOR + 2.73%.
On September 27, 2018, we established a secured credit facility with a borrowing capacity of up to $100.0 million, which is secured by a pledge of 100% of the equity interests in the subsidiaries that own the hotel property for which revolving credit facility funds were used to acquire. The interest rate associated with the secured credit facility is either the base rate + 1.65% or LIBOR + 2.65% at the Company’s election. The base rate is the greater of (i) the prime rate set by Bank of America; (ii) federal funds rate + 0.5%; or (iii) LIBOR + 1.00%.

Secured Credit Facility
We have a one-year, senior secured revolving credit facility in the amount of $100 million. We believe the secured credit facility will provide us with financial flexibility to fund future acquisitions.
The secured credit facility is provided by Bank of America, N.A. Ashford Hospitality Limited Partnership, as the borrower. We guarantee the secured credit facility, which is secured by a pledge of 100% of the equity interests in the subsidiaries that own the hotel property for which revolving credit facility funds were used to acquire. The proceeds of the secured revolving credit facility may be used for property acquisitions.
The secured credit facility also contains customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, we are subject to restrictions on incurring additional indebtedness, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of our business and investments.
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the noncontrolling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•	the ratio of total funded indebtedness (less unrestricted cash in excess of $15 million) to EBITDA shall not be greater than 9.75 to 1.0. Our ratio was 8.8 at September 30, 2018.

•	the ratio of EBITDA to fixed charges for the previous 4 consecutive fiscal quarters shall not be less than 1.25 to 1.0. Our ratio was 1.56 at September 30, 2018.

•
tangible net worth shall not at any time be less than 75% of the consolidated tangible net worth on the closing date of the secured credit facility plus 75% of the net proceeds of all new equity issuances of the consolidated group.

All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at September 30, 2018.
The secured credit facility includes customary events of default and the occurrence of an event of default will permit the lenders to terminate commitments to lend under the secured revolving credit facility and accelerate payment of all amounts outstanding thereunder. If a default occurs and is continuing, we will be precluded from making distributions on our shares of common stock (other than those required to allow us to qualify and maintain our status as a REIT, so long as such default does not arise from a payment default or event of insolvency).
The interest rate associated with the borrowings under the secured credit facility is either the base rate + 1.65% or LIBOR + 2.65% at the Company’s election. The base rate is the greater of (i) the prime rate set by Bank of America; (ii) federal funds rate + 0.5%; or (iii) LIBOR + 1.00%.
The secured credit facility is a one-year interest-only facility with all outstanding principal being due at maturity on September 26, 2019. Borrowings must be repaid within 180 days.
We intend to repay any indebtedness incurred under our secured credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities or sale of assets, as market conditions permit.
As of both November 2, 2018 and September 30, 2018, no amounts were outstanding under the secured credit facility.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $137.3 million and $178.5 million for the nine months ended September 30, 2018 and 2017, respectively. Cash flows from operations were impacted by changes in hotel operations, our hotel acquisition in 2018, our hotel dispositions in 2017 and 2018 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.

Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2018, net cash flows used in investing activities were $239.4 million. Cash outflows primarily consisted of $164.7 million for capital improvements made to various hotel properties, $114.9 million primarily for the purchase of the Hilton Alexandria Old Town hotel, and an additional $667,000 investment in OpenKey. Cash outflows were partially offset by cash inflows of $40.6 million from proceeds primarily received from the sales of the SpringHill Suites Glen Allen, SpringHill Suites Centreville, and Residence Inn Tampa and $651,000 of proceeds from property insurance claims. For the nine months ended September 30, 2017, net cash flows used in investing activities were $6.8 million. Cash outflows primarily consisted of $164.1 million for capital improvements made to various hotel properties, and an additional $983,000 investment in OpenKey. Cash outflows were partially offset by $50.9 million of proceeds associated with the liquidation of our interests in the AQUA U.S. Fund, $105.3 million attributable to the net cash proceeds received from the sales of the Renaissance Portsmouth, Embassy Suites Syracuse and Crowne Plaza Ravinia and $2.4 million of proceeds from property insurance claims.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2018, net cash flows provided by financing activities were $97.0 million. Cash inflows of $2.7 billion from borrowings on indebtedness and $13.6 million of proceeds from common stock offerings. Cash inflows were partially offset by cash outflows of $2.5 billion for repayments of indebtedness, $72.3 million for dividend payments to common and preferred stockholders and unitholders, $55.2 million for payments of loan costs and exit fees, $3.1 million of payments for derivatives, and $1.6 million for the repurchase of common stock. For the nine months ended September 30, 2017, net cash flows used in financing activities were $137.5 million. Cash outflows primarily consisted of $246.1 million for repayments of indebtedness, $80.6 million for the redemption of preferred stock, $75.6 million for dividend payments to common and preferred stockholders and unitholders, $5.8 million for payments of loan costs and exit fees, $1.3 million for the repurchase of common stock and $633,000 of payments for derivatives. Cash outflows were partially offset by cash inflows of $180.8 million of borrowings on indebtedness and $91.6 million of proceeds from preferred stock offerings.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of September 30, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
Mortgage and mezzanine loans are nonrecourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition as of September 30, 2018.
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
We are committed to an investment strategy where we will opportunistically pursue hotel-related investments as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from cash on hand, future borrowings under a credit facility or other loans, or proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales, and joint ventures. However, there can be no assurance that we will successfully make additional investments. We may, when conditions are suitable, consider additional capital raising opportunities.
Our existing hotel properties are mostly located in developed areas with competing hotel properties. Future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of competitive hotel properties in its market area. Competition could also affect the quality and quantity of future investment opportunities.

Dividend Policy. During the three month periods ended September 30, 2018 and 2017, the board of directors declared quarterly dividends of $0.12 per share of outstanding common stock. In December 2017, the board of directors approved our 2018 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for the remainder of 2018. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
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
EBITDA is defined as net income (loss) before interest expense and amortization of premiums and loan costs, net, income taxes, depreciation and amortization, equity in earnings/loss of unconsolidated entities and after the Company’s portion of EBITDA of unconsolidated entities. In addition, we include impairment charges on real estate, gain/loss on sale of hotel properties and our portion of impairment charges on real estate and gain/loss on sale of hotel properties of unconsolidated entities to calculate EBITDAre, as defined by NAREIT.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(34,261)	$(28,726)	$(90,261)	$(50,235)
Interest expense and amortization of premiums and loan costs, net	60,731	56,963	173,680	167,224
Depreciation and amortization	64,923	60,135	192,536	185,380
Income tax expense (benefit)	519	(1,267)	2,606	(507)
Equity in (earnings) loss of unconsolidated entities	(310)	679	(892)	3,632
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	(1,607)	(384)	959	(20)
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(158)	(113)	(419)	(361)
EBITDA	89,837	87,287	278,209	305,113
Impairment charges on real estate	(27)	1,785	1,652	1,785
(Gain) loss on sale of hotel properties	9	(15)	(394)	(14,024)
EBITDAre	89,819	89,057	279,467	292,874
Amortization of unfavorable contract liabilities	(39)	(363)	(117)	(1,151)
Uninsured hurricane related costs	(43)	3,711	(271)	3,711
Write-off of premiums, loan costs and exit fees	1,572	—	9,316	1,629
Other (income) expense, net	10	273	(80)	3,539
Transaction, acquisition and management conversion costs	391	202	596	3,770
Legal judgment and related legal costs	1	27	928	4,091
Unrealized (gain) loss on marketable securities	(68)	936	758	4,813
Unrealized (gain) loss on derivatives	2,085	1,479	3,672	1,804
Dead deal costs	52	5	55	9
Software implementation costs	—	—	—	1,034
Non-cash stock/unit-based compensation	5,143	4,613	21,946	8,751
Company’s portion of (gain) loss of AQUA U.S. Fund	—	—	—	(52)
Company’s portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	2,814	1,703	4,997	3,752
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	4	2	12	4
Adjusted EBITDAre	$101,741	$101,645	$321,279	$328,578

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes extinguishment of issuance costs upon redemption of preferred stock, write-off of loan costs and exit fees, uninsured hurricane related costs, other income/expense, net transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, software implementation costs and non-cash items such as non-cash stock/unit-based compensation, amortization of loan costs, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(34,261)	$(28,726)	$(90,261)	$(50,235)
(Income) loss from consolidated entities attributable to noncontrolling interest	(10)	(22)	8	(4)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	6,682	6,940	18,087	13,202
Preferred dividends	(10,645)	(11,440)	(31,933)	(33,352)
Extinguishment of issuance costs upon redemption of preferred stock	—	(4,507)	—	(4,507)
Net income (loss) attributable to common stockholders	(38,234)	(37,755)	(104,099)	(74,896)
Depreciation and amortization of real estate	64,865	60,075	192,363	185,197
(Gain) loss on sale of hotel properties	9	(15)	(394)	(14,024)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(6,682)	(6,940)	(18,087)	(13,202)
Equity in (earnings) loss of unconsolidated entities	(310)	679	(892)	3,632
Impairment charges on real estate	(27)	1,785	1,652	1,785
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	470	(570)	1,391	(3,265)
Company’s portion of FFO of unconsolidated entities (OpenKey)	(160)	(116)	(426)	(366)
FFO available to common stockholders and OP unitholders	19,931	17,143	71,508	84,861
Extinguishment of issuance costs upon redemption of preferred stock	—	4,507	—	4,507
Write-off of premiums, loan costs and exit fees	1,572	—	9,316	1,629
Uninsured hurricane related costs	(43)	3,711	(271)	3,711
Other (income) expense	10	273	(80)	3,539
Transaction, acquisition and management conversion costs	391	202	596	3,770
Legal judgment and related legal costs	1	27	928	4,091
Unrealized (gain) loss on marketable securities	(68)	936	758	4,813
Unrealized (gain) loss on derivatives	2,085	1,479	3,672	1,804
Dead deal costs	52	5	55	9
Software implementation costs	—	—	—	1,034
Non-cash stock/unit-based compensation	5,143	4,613	21,946	8,751
Amortization of loan costs	6,673	2,549	14,612	10,917
Company’s portion of (gain) loss of AQUA U.S. Fund	—	—	—	(52)
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	(1,453)	1,580	730	6,130
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	4	2	12	4
Adjusted FFO available to common stockholders and OP unitholders	$34,298	$37,027	$123,782	$139,518

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2018:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	267	100	267
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	San Antonio, TX	Full service	251	100	251
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Savannah, GA	Select service	156	100	156
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	253	100	253
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, DC	Full service	173	100	173
The Melrose	Washington, DC	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	140	100	140
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
Ground Lease Properties
Crowne Plaza (1)	Key West, FL	Full service	160	100	160
Crowne Plaza (2)	Annapolis, MD	Full service	196	100	196
Hilton (3)	Ft. Worth, TX	Full service	294	100	294
Renaissance (4)	Palm Springs, CA	Full service	410	100	410
Total			24,930		24,903
________

(1)	The ground lease expires in 2084.

(2)	The ground lease expires in 2114.

(3)	The ground lease expires in 2040.

(4)	The ground lease expires in 2059 with one 25-year extension option.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At September 30, 2018, our total indebtedness of $3.9 billion included $3.6 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2018 would be approximately $9.0 million annually. Interest rate changes have no impact on the remaining $349.2 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2018, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $5.5 million at September 30, 2018.
We hold interest rate floors with notional amounts totaling $28.8 billion and strike rates ranging from (0.25)% to 2.0%. Our total exposure is capped at our initial upfront costs totaling $10.2 million. These instruments have termination dates ranging from March 2019 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2018 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of September 30, 2018, we have accrued approximately $508,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
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
We may not realize the anticipated benefits of the Enhanced Return Funding Program.
On June 26, 2018, we entered into the ERFP Agreement with Ashford Inc. and Ashford LLC, which generally provides that Ashford LLC, a subsidiary of Ashford Inc. will make investments to facilitate the acquisition of properties by us that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). The investments by Ashford LLC will equal 10% of the property acquisition price and will be made, either at the time of the property acquisition or at any time in the following two years from the date of such acquisition, in exchange for furniture, fixture and equipment for use at the acquired property or any other property owned by us. For instance, in connection with our acquisition of the Hilton Old Town Alexandria on June 29, 2018, Ashford LLC is obligated to provide us with approximately $11.1 million in exchange for furniture, fixtures and equipment at our properties. As of September 30, 2018, Ashford Trust had received approximately $390,000 of furniture, fixtures or equipment under the ERFP Agreement. Ashford LLC, however, is not obligated to make an investment under the ERFP Agreement if its unrestricted cash balance, after taking into account the cash amount required for such investment, would be less than $15.0 million. In addition, there can be no assurance that when furniture, fixture and equipment is identified by us in connection with an ERFP investment that Ashford LLC will make the required payment to us on a timely basis or at all. Ashford LLC’s delay or failure to make the payment under the ERFP Agreement would negatively impact our ability to realize the intended benefits under the ERFP Agreement, which could result in a material adverse effect of our business, results of operations and financial condition. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under the

ERFP Agreement because of our desire to maintain our ongoing relationship with Ashford Inc. and Ashford LLC, and legal action against either party is likely to impact that relationship.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	6,840	$—	(2)	—	$200,000,000
August 1 to August 31	—	—		—	200,000,000
September 1 to September 30	657	—	(2)	—	200,000,000
Total	7,497	$—		—
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

(2)	There is no cost associated with the forfeiture of 6,840 and 657 restricted shares of our common stock in July and September, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	November 2, 2018	By:	/s/ DOUGLAS A. KESSLER
Douglas A. Kessler
President and Chief Executive Officer

Date:	November 2, 2018	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer