Form 10-K
period 2018-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2019-03-01
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes          ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2018, the aggregate market value of 93,379,634 shares of the registrant’s common stock held by non-affiliates was approximately $756,375,000.
As of February 27, 2019, the registrant had 101,006,162 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2019 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2018

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
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	anticipated or expected purchases or sales of assets;

•	our projected operating results;

•	completion of any pending transactions;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	anticipated acquisitions or dispositions; and

•	the impact of technology on our operations and business.
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
the factors discussed in this Annual Report under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties”, as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•	general and economic business conditions affecting the lodging and travel industry;

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	availability of qualified personnel to our advisor;

•	changes in our industry and the market in which we operate, interest rates, or local economic conditions;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with Braemar Hotels & Resorts, Ashford Inc., Ashford LLC, Remington Lodging & Hospitality, LLC, our executive officers and our non-independent directors;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•
legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”), and related rules, regulations and interpretations governing the taxation of real estate investment trusts (“REITs”); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. The matters summarized under “Item 1A. Risk Factors”, and elsewhere, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Annual Report on Form 10-K. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results and performance, except as may be required by applicable law.

PART I

Item 1.	Business
GENERAL
Ashford Hospitality Trust, Inc., together with its subsidiaries, is an externally-advised REIT focused on investing opportunistically in the hospitality industry with a focus predominantly on full-service upscale and upper upscale hotels in the U.S. that have a revenue per available room (“RevPAR”) generally less than two times the U.S. national average. Additional information can be found on our website at www.ahtreit.com. We were formed as a Maryland corporation in May 2003 and commenced operations in August 2003, as a self-advised REIT. In November 2014, we completed the spin-off of our asset management business, forming Ashford Inc. as a separate publicly traded company, and we became advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc. We continue to own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of the Company, serves as the sole general partner of our operating partnership.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott, and Intercontinental Hotel Group. As of December 31, 2018, we owned interests in the following assets:

•
119 consolidated hotel properties, including 117 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 25,087 total rooms (or 25,060 net rooms excluding those attributable to our partner);

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);

•	a 25.0% ownership in Ashford Inc. common stock with a carrying value of $1.9 million and a fair value of $31.0 million; and

•	a 16.3% ownership in OpenKey with a carrying value of $2.6 million.
For federal income tax purposes, we have elected to be treated as a REIT, which subjects us to limitations related to operating hotels. As of December 31, 2018, our 119 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford LLC through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of December 31, 2018, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 81 of our 119 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include project management services, mortgage placement services, audiovisual services, real estate advisory services, investment management services and mobile key technology. Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. See note 20 to our consolidated financial statements.
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
While our current investment strategy is focused on direct hotel investments, as the business cycle and the hotel markets continue to change, we may invest in a variety of lodging-related assets based upon our evaluation of diverse market conditions including our cost of capital and the expected returns from those investments. Our investments may include: (i) direct hotel investments; (ii) mezzanine financing through origination or acquisition; (iii) first-lien mortgage financing through origination or acquisition; (iv) sale-leaseback transactions; and (v) other hospitality transactions.
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
Direct Hotel Investments—In selecting hotels to acquire, we target hotels that offer either a high current return or the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy primarily targets full-service upscale and upper upscale hotels with RevPAR less than twice the national average in primary, secondary, and resort markets, typically throughout the U.S and will seek to achieve both current income and appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that do not fit our investment strategy or criteria due to micro or macro market changes or other reasons.
Mezzanine Financing—Subordinated loans, or mezzanine loans, that we acquire or originate may relate to a diverse segment of hotels that are located across the U.S. These mezzanine loans are secured by junior mortgages on hotels or pledges of equity interests in entities owning hotels. In certain market conditions, we may refocus our efforts on the acquisition or origination of mezzanine loans. Given the greater repayment risks of these types of loans, to the extent we acquire or originate them in the future, we seek to have a more conservative approach in underwriting these assets. Mezzanine loans that we acquire in the future may be secured by individual assets as well as cross-collateralized portfolios of assets.
First Mortgage Financing—From time to time, we may acquire or originate first mortgages. When dynamics in the capital markets and the hotel industry make first-mortgage investments more attractive, we may acquire, potentially at a discount to par, or originate loans secured by first priority mortgages on hotels. We may be subject to certain state-imposed licensing regulations related to commercial mortgage lenders, with which we intend to comply. However, because we are not a bank or a federally chartered lending institution, we are not subject to state and federal regulatory constraints imposed on such entities.
Sale-Leaseback Transactions—To date, we have not participated in any sale-leaseback transactions of hotel properties. However, if the lodging industry fundamentals shift such that sale-leaseback transactions become more attractive investments, we may purchase hotels and lease them back to their existing hotel owners.
Other Transactions—We may also invest in other lodging related assets or businesses that offer diversification, attractive risk adjusted returns, and/or capital allocation benefits.
BUSINESS SEGMENTS
We currently operate in one business segment within the hotel lodging industry: direct hotel investments. A discussion of our operating segment is incorporated by reference to note 19 to our consolidated financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

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
We may incur debt in the form of purchase money obligations to the sellers of properties, publicly or privately placed debt instruments, or financing from banks, institutional investors, or other lenders. Any such indebtedness may be secured or unsecured by mortgages or other interests in our properties. This indebtedness may be recourse, non-recourse, or cross-collateralized. If recourse, such recourse may include our general assets or be limited to the particular investment to which the indebtedness relates. In addition, we may invest in properties or loans subject to existing loans secured by mortgages or similar liens on the properties, or we may refinance properties acquired on a leveraged basis. We may also from time to time receive additional capital from our advisor in the form of enhanced return funding pursuant to our Enhanced Return Funding Program Agreement with Ashford LLC.
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
DISTRIBUTION POLICY
In December 2018, the board of directors approved our dividend policy for 2019 and we expect to pay a quarterly dividend of $0.12 per share on our common stock and operating partnership units during 2019. No assurance can be given that our dividend policy, including our dividend policy for 2019, will not change in the future. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. In December 2017, the board of directors approved our dividend policy for 2018 with an annualized target of $0.48 per share on our common stock and operating partnership units. For the year ended December 31, 2018, we declared annual dividends of $0.48 per share on our common stock and operating partnership units. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
Distributions are authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy, including our dividend policy for 2019, will not change in the future. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on at least a quarterly basis. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a stockholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.

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
COMPETITION
The hotel industry is highly competitive and the hotels in which we invest are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, availability of rooms, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and rooms revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.
Our principal competitors include other hotel operating companies, ownership companies and national and international hotel brands. We face increased competition from providers of less expensive accommodations, such as select-service hotels or independent owner-managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. We also experience competition from alternative types of accommodations such as home sharing companies.
EMPLOYEES
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Services which would otherwise be provided by employees are provided by Ashford LLC and by our executive officers. Ashford LLC has approximately 116 full-time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
INSURANCE
We maintain comprehensive insurance, including liability, property, workers’ compensation, rental loss, environmental, terrorism, cyber security and, when available on commercially reasonable terms, flood, wind and earthquake insurance, with policy specifications, limits, and deductibles customarily carried for similar properties. Certain types of losses (for example, matters of a catastrophic nature such as acts of war or substantial known environmental liabilities) are either uninsurable or require substantial premiums that are not economically feasible to maintain. Certain types of losses, such as those arising from subsidence activity, are insurable only to the extent that certain standard policy exceptions to insurability are waived by agreement with the insurer. We believe, however, that our properties are adequately insured, consistent with industry standards.
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
As of December 31, 2018, we owned interests in 119 hotel properties, 112 of which operated under the following franchise licenses or brand management agreements:
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
One Ocean is a registered trademark of Remington Hotels, LLC
Tribute Portfolio is a registered trademark of Marriott International, Inc.

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
SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly revenue. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
ACCESS TO REPORTS AND OTHER INFORMATION
We maintain a website at www.ahtreit.com. On our website, we make available free-of-charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”). All of our filed reports can also be obtained at the SEC’s website at www.sec.gov. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.

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
Economic weakness in the U.S. economy, generally, or a recession would likely adversely affect our financial condition.
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
The hotel business is highly competitive. Our hotel properties will compete on the basis of location, brand, room rates, quality, amenities, reputation and reservations systems, among many factors. There are many competitors in the hotel industry, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and rooms revenue at our hotels. Over-building in the lodging industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the fixed costs of operating hotels. We also face competition from services such as home sharing companies.
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
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base management fee (subject to a minimum base management fee described below), that is based on a declining scale percentage of our total market capitalization (as defined in our advisory agreement) plus the Net Asset Fee Adjustment (as defined in our advisory agreement), an annual incentive fee that will be based on our achievement of certain minimum performance thresholds and certain expense reimbursements. The minimum base management fee is equal to the greater of (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. The “G&A Ratio” is calculated as the simple average of the ratios of total general and administrative expenses paid, less any non-cash expenses but including any dead-deal costs, in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member (as provided in our advisory agreement.) Since the base management fee is subject to this minimum amount and because a portion of such fees are contingent on our performance, the fees we pay to our advisor may fluctuate over time. However, regardless of our advisor’s performance, the total amount of fees and reimbursements paid to our advisor as a percentage of market capitalization will never be less than the average of internalized expenses of our industry peers (as provided in our advisory agreement), and there may be times when the total amount of fees and incentives paid to our advisor greatly exceeds the average of internalized expenses of our industry peers.
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
Our board of directors and our advisor have broad discretion, within the investment criteria established by our board of directors, to make additional investments and to determine the timing of such investments. In addition, our investment policies may be revised from time to time at the discretion of our board of directors, without a vote of our stockholders. Such discretion could result in investments with returns inconsistent with expectations.
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
Nearly all of our business is hotel related. Our current strategy is predominantly to acquire upscale to upper upscale hotels, as well as when conditions are favorable to acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. Adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to our stockholders.
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
We have entered into management agreements with Remington Lodging, which is owned 100% by Messrs. Archie Bennett, Jr. and Monty J. Bennett, to manage 81 of our 119 hotel properties and the WorldQuest condominium properties as of December 31, 2018. We have hired unaffiliated third-party property managers to manage our remaining properties. We do not supervise any of the property managers or their respective personnel on a day-to-day basis, and we cannot assure you that the property managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our property managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
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
On June 26, 2018, we entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. and Ashford LLC, which generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by us that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). Each funding by Ashford LLC will equal 10% of the property acquisition price and will be made either at the time of the property acquisition or at any time generally within the two-year period following the date of such acquisition, in exchange for furniture, fixtures & equipment (“FF&E”) for use at the acquired property or any other property owned by us. In connection with our acquisition of the Hilton Alexandria Old Town on June 29, 2018 and La Posada de Santa Fe on October 31, 2018, Ashford LLC became obligated to provide us with approximately $11.1 million and $5.0 million, respectively, in exchange for FF&E at our properties. As of December 31, 2018, Ashford Trust had received $16.1 million of cash with respect to these acquisitions in exchange for FF&E that was subsequently leased back to Ashford Trust rent-free under the ERFP Agreement. Ashford LLC, however, is not required to commit to provide funding under the ERFP Agreement if its unrestricted cash balance, after taking into account the cash amount required for such funding, would be less than $15.0 million. In addition, there can be no assurance that when FF&E is identified by us in connection with an ERFP funding that Ashford LLC will make the required payment to us on a timely basis or at all. Ashford LLC’s delay or failure to make the payment under the ERFP Agreement would negatively impact our ability to realize the intended benefits under the ERFP Agreement, which could result in a material adverse effect of our business, results of operations and financial condition. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under the ERFP Agreement because of our desire to maintain our ongoing relationship with Ashford Inc. and Ashford LLC, and legal action against either party is likely to impact that relationship. In connection with our acquisitions of the Embassy Suites New York Midtown Manhattan on January 23, 2019 and the Hilton Santa Cruz/Scotts Valley on February 26, 2019, Ashford LLC is also obligated to provide us with approximately $19.5 million and $5.0 million, respectively in exchange for FF&E at our properties. As a result of the acquisitions of the Hilton Alexandria Old Town, La Posada de Santa Fe, the Embassy Suites New York Midtown Manhattan and the Hilton Santa Cruz/Scotts Valley, Ashford LLC has a remaining commitment to provide approximately $9.4 million in ERFP fundings to us in respect of its initial $50 million commitment.
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
We face risks related to changes in the domestic and global political and economic environment, including capital and credit markets.
Our business may be impacted by domestic and global economic conditions. Political crises in the U.S. and other international countries or regions, including sovereign risk related to a deterioration in the credit worthiness or a default by local governments, may negatively affect global economic conditions and our business. If the U.S. or global economy experiences volatility or significant disruptions, such disruptions or volatility could hurt the U.S. economy and our business could be negatively impacted by reduced demand for business and leisure travel related to a slow-down in the general economy, by disruptions resulting from credit markets, higher operating costs and by liquidity issues resulting from an inability to access credit markets to obtain cash to support operations.
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
We often depend upon the secure transmission of this information over public networks. Our advisor’s and our hotel managers’ networks and storage applications may be subject to unauthorized access by hackers or others (through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our advisor’s or our hotel managers’ systems could harm us.
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
The Company faces possible risks associated with the physical effects of climate change or other natural disasters.
The Company cannot predict with certainty any impact, rate or timing related to possible changes in the climate or other natural disasters such as earthquakes, floods, tornadoes, hurricanes, snowstorms, etc. However, the physical effects of climate change or other natural disasters could have a material adverse effect on the Company. To the extent climate change causes changes in weather patterns, its markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining hotel demand or the Company’s inability to operate the affected hotels at all. Climate change also may have indirect effects on its business by increasing the cost of (or making unavailable) property insurance on terms the Company finds acceptable, increasing the cost of energy and increasing the cost of snow removal at its properties. There can be no assurance that climate change will not have a material adverse effect on the Company. Furthermore, while we seek to adequately insure our hotel properties against natural disasters, no assurances can be made as to the sufficiency of such insurance or to what extent a market may recover following a natural disaster.
RISKS RELATED TO OUR DEBT FINANCING
We are subject to various risks related to our use of, and dependence on, debt.
As of December 31, 2018, we had aggregated borrowings of approximately $4.0 billion outstanding, including $3.6 billion of variable interest rate debt. The interest we pay on variable-rate debt increases as interest rates increase above any floor rates, which may decrease cash available for distribution to our stockholders. We are also subject to the risk that we may not be able to meet our debt service obligations or refinance our debt as it becomes due. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions or our financial results or prospects could (i) result in higher interest rates on variable-rate debt, (ii) reduce the availability of debt financing generally or debt financing at favorable rates, (iii) reduce cash available for distribution to our stockholders, (iv) increase the risk that we could be forced to liquidate assets or repay debt, either of which could have a material adverse effect on us, and (v) create other challenging situations for us.
In addition, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.
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
Incurring mortgage debt increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on the foreclosure but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders of that income.
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
We had approximately $4.0 billion of mortgage debt outstanding as of December 31, 2018. We may face issues with these loans or with other loans or borrowings that we incur in the future, some of which issues may be beyond our control, including our ability to service payment obligations from the cash flow of the applicable hotel, or the inability to refinance existing debt at the applicable maturity date. In such event, we may elect to default on the applicable loan and, as a result, the lenders would have the right to exercise various remedies under the loan documents, which would include foreclosure on the applicable hotels. Any such defaults, whether voluntary or involuntary, could result in a default under our other debt agreements, could have an adverse effect on our ability to raise equity or debt capital, could increase the cost of such capital or could otherwise have an adverse effect on our business, results of operations or financial condition.
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
Our hedging strategies may not be successful in mitigating our risks associated with interest rates and other risks and could reduce the overall returns on your investment.
We may use various financial instruments, including derivatives, to provide a level of protection against interest rate increases and other risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes or other risks and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the instruments that we use will adequately offset the risk of interest rate volatility or other risks or that our hedging transactions will not result in losses that may reduce the overall return on your investment.
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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as H1N1 influenza (swine flu), avian flu, SARS and the Zika virus, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions and unusual weather patterns, including natural disasters such as wildfires, hurricanes, tsunamis or earthquakes;

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
Four of our hotels are on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those four hotels. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. We may not be able to renew any ground lease upon its expiration or if renewed, the terms may not be favorable. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects. Our ability to refinance a hotel property subject to a ground lease may be impacted as the lease term declines.
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
The lodging industry historically has been highly cyclical in nature. Fluctuations in lodging demand and, therefore, hotel operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. We can provide no assurances regarding whether, or the extent to which, lodging demand will exceed supply and if so, for what period of time. An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could have a material adverse effect on us.
Many real estate costs are fixed, even if revenue from our hotels decreases.
Many costs, such as real estate taxes, insurance premiums and maintenance costs, generally are not reduced even when a hotel is not fully occupied, room rates decrease or other circumstances cause a reduction in revenues. In addition, newly acquired or renovated hotels may not produce the revenues we anticipate immediately, or at all, and the hotel’s operating cash flow may be insufficient to pay the operating expenses and debt service associated with these new hotels. If we are unable to offset real estate costs with sufficient revenues across our portfolio, we may be adversely affected.
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
Some of our hotel rooms are booked through Internet travel intermediaries. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality at the expense of brand identification. These intermediaries may hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, rooms revenue may be lower than expected, and we may be adversely affected.
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
During 2018, approximately 10% of our total hotel revenue was generated from nine hotels located in the Washington D.C. area, one of several key U.S. markets considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations. Our third party managers may also be unable to hire quality personnel to adequately staff hotel departments, which could result in a sub-standard level of service to hotel guests and hotel operations
RISKS RELATED TO CONFLICTS OF INTEREST
Our agreements with our external advisor, as well as our mutual exclusivity agreement and management agreements with Remington Lodging and Premier Project Management LLC, a subsidiary of Ashford Inc. (“Premier”), were not negotiated on an arm’s-length basis, and we may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of our advisor.
Because each of our executive officers are also key employees of our advisor or its affiliates and have ownership interests in our advisor and because our chairman of our board has an ownership interest in Remington Lodging and our advisor, our advisory agreement, our master property management agreement and property management mutual exclusivity agreement with Remington Lodging and our master project management agreement and project management mutual exclusivity agreement with Premier were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with our advisor, Remington Lodging and Premier.
The termination fee payable to our advisor significantly increases the cost to us of terminating our advisory agreement, thereby effectively limiting our ability to terminate our advisor without cause and could make a change of control transaction less likely or the terms thereof less attractive to us and to our stockholders.
The initial term of our advisory agreement with our advisor is 10 years from the effective date of the advisory agreement, with automatic five-year renewal terms thereafter unless previously terminated. Our board will review our advisor’s performance and fees annually and, following the 10-year initial term the advisory agreement may be terminated by us with the payment of the termination fee described below and 180 days’ prior notice upon the affirmative vote of at least two-thirds of our independent directors based upon a good faith finding that either: (1) there has been unsatisfactory performance by our advisor that is materially detrimental to us and our subsidiaries taken as a whole; or (2) the base fee and/or incentive fee is not fair (and our advisor does not offer to negotiate a lower fee that a majority of our independent directors determines is fair). Additionally, if there is a change of control transaction, we will have the right to terminate the advisory agreement with the payment of the termination fee described below. If we terminate or do not renew the advisory agreement without cause, including pursuant to clauses (1) or (2) above (following a contractual renegotiation process in the case of clause (2) above) or upon a change of control, we will be required to pay our advisor a termination fee equal to:
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
Our executive officers also serve as key employees and as officers of our advisor and Braemar Hotels & Resorts Inc., (together with its subsidiaries, “Braemar”), and will continue to do so. Furthermore, Mr. Monty J. Bennett, our chairman, is also the chief executive officer and chairman of our advisor and chairman of Braemar. Our advisory agreement requires our advisor to present investments that satisfy our investment guidelines to us before presenting them to Braemar or any future client of our advisor. Additionally, in the future our advisor may advise other clients, some of which may have investment guidelines substantially similar to ours.
Some portfolio investment opportunities may include hotels that satisfy our investment objectives as well as hotels that satisfy the investment objectives of Braemar or other entities advised by our advisor. If the portfolio cannot be equitably divided, our advisor will necessarily have to make a determination as to which entity will be presented with the opportunity. In such a circumstance, our advisory agreement requires our advisor to allocate portfolio investment opportunities between us, Braemar or other entities advised by our advisor in a fair and equitable manner, consistent with our, Braemar’s and such other entities’ investment objectives. In making this determination, our advisor, using substantial discretion, will consider the investment strategy and guidelines of each entity with respect to acquisition of properties, portfolio concentrations, tax consequences, regulatory restrictions, liquidity requirements and other factors deemed appropriate. In making the allocation determination, our advisor has no obligation to make any such investment opportunity available to us. Further, our advisor and Braemar have agreed that any new investment opportunities that satisfy our investment guidelines will be presented to our board of directors; however, our board will have only ten business days to make a determination with respect to such opportunity prior to it being available to Braemar. The above mentioned dual responsibilities may create conflicts of interest for our officers which could result in decisions or allocations of investments that may benefit one entity more than the other.
Our advisor and its key employees, who are Braemar’s, Ashford Inc.’s and our executive officers, face competing demands relating to their time and this may adversely affect our operations.
We rely on our advisor and its employees for the day-to-day operation of our business. Certain key employees of our advisor are executive officers of Braemar and Ashford Inc. Because our advisor’s key employees have duties to Braemar and Ashford Inc., as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company, Braemar and Ashford Inc. Our advisor may also manage other entities in the future. During turbulent market conditions or other times when we need focused support and assistance from our advisor, other entities for which our advisor also acts as an external advisor will likewise require greater focus and attention as well, placing competing high levels of demand on the limited time and resources of our advisor’s key employees. Additionally, activist investors have, and in the future, may commence campaigns seeking to influence other entities advised by our advisor to take particular actions favored by the activist or gain representation on the board of directors of such entities, which could result in additional disruption and diversion of management’s attention. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.

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
Conflicts of interest in general and specifically relating to Remington Lodging and our advisor may lead to management decisions that are not in the stockholders’ best interest. The Chairman of our board of directors, Mr. Monty J. Bennett, serves as the Chief Executive Officer of Remington Lodging and Mr. Archie Bennett, Jr., who is our Chairman Emeritus, serves as Chairman of the board of directors of Remington Lodging. Messrs. Archie Bennett, Jr. and Monty Bennett beneficially own 100% of Remington Lodging, which, as of December 31, 2018, managed 81 of our 119 hotel properties and the WorldQuest condominium properties and provides other services. Mr. Monty Bennett also serves as Chairman of the board of directors and Chief Executive Officer of Ashford Inc. As of December 31, 2018, Messrs. Archie Bennett, Jr. and Monty Bennett beneficially own approximately 313,014 shares of Ashford Inc.’s common stock, which represented an approximate 13.1% ownership in Ashford Inc. and 7,800,000 share of Ashford Inc.’s Series B Cumulative Preferred Stock, which is exercisable (at an exercise price of $140 per share) into an additional approximate 1,392,857 shares of Ashford Inc. common stock, which if exercised as of December 31, 2018, would have increased Mr. Bennett and Mr. Bennett, Jr.’s ownership interest in Ashford Inc. to 45.1%.
Messrs. Archie Bennett, Jr. and Monty Bennett’s ownership interests in and management obligations to Remington Lodging and Ashford Inc. present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging and Ashford Inc., and Mr. Monty J. Bennett’s management obligations to Remington Lodging and Ashford Inc. (and his obligations to Braemar, where he also serves as Chairman of the board of directors) reduces the time and effort he spends on us. Our board of directors has adopted a policy that requires all material approvals, actions or decisions to which we have the right to make under the management agreements with Remington Lodging and Ashford Inc. be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude to Remington Lodging under the property management agreement and Premier under the project management agreement, in each case, to which we are a party, Messrs. Archie Bennett, Jr. and Monty Bennett, as officers of Remington Lodging and Mr. Monty Bennett as an officer of Ashford Inc., could take actions or make decisions that are not in our stockholders’ best interest or that are otherwise inconsistent with their obligations under the management agreements or our obligations under the applicable franchise agreements.
Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie Bennett, Jr. and Monty Bennett, or Mr. Mark Nunneley, our Chief Accounting Officer, may have different objectives regarding the appropriate pricing and timing of a particular property’s sale. These officers and directors of ours may influence us to sell, not sell, or refinance certain properties, even if such actions or inactions might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.
We are a party to a master property management agreement and a property management exclusivity agreement with Remington Lodging and a project management agreement and a project management exclusivity agreement with Ashford Inc., which describes the terms of Remington Lodging’s and Ashford Inc.’s, respectively, services to our hotels, as well as any future hotels we may acquire that may or may not be property managed by Remington Lodging or project managed by Ashford Inc. The exclusivity agreements requires us to engage Remington Lodging for property management and Ashford Inc. for project management, respectively, unless, in each case, our independent directors either: (i) unanimously vote to hire a different manager or developer; or (ii) by a majority vote, elect not to engage Remington Lodging or Ashford Inc., as the case may be, because they have determined that special circumstances exist or that, based on Remington Lodging’s or Ashford Inc.’s prior performance, another manager or developer could perform the duties materially better. As the sole owners of Remington Lodging and significant owners of Ashford Inc., which would receive any development, management, and management termination fees payable by us under the management agreements, Mr. Monty J. Bennett, and to a lesser extent, Mr. Archie Bennett, Jr., in his role as Chairman Emeritus, may influence our decisions to sell, acquire, or develop hotels when it is not in the best interests of our stockholders to do so.

Remington’s ability to exercise significant influence over the determination of the competitive set for any hotels managed by Remington could artificially enhance the perception of the performance of a hotel, making it more difficult to use managers other than Remington for future properties.
Our property management mutual exclusivity agreement with Remington requires us to engage Remington to manage all future properties that we acquire, to the extent we have the right or control the right to direct such matters, unless our independent directors either (i) unanimously vote not to hire Remington or (ii) based on special circumstances or past performance, by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington or that another manager or developer could perform the duties materially better. Under our master property management agreement with Remington, we have the right to terminate Remington based on the performance of the applicable hotel, subject to the payment of a termination fee. The determination of performance is based on the applicable hotel’s gross operating profit margin and its RevPAR penetration index, which provides the relative revenue per room generated by a specified property as compared to its competitive set. For each hotel managed by Remington, its competitive set will consist of a small group of hotels in the relevant market that we and Remington believe are comparable for purposes of benchmarking the performance of such hotel. Remington will have significant influence over the determination of the competitive set for any of our hotels managed by Remington, and as such could artificially enhance the perception of the performance of a hotel by selecting a competitive set that is not performing well or is not comparable to the Remington-managed hotel, thereby making it more difficult for us to elect not to use Remington for future hotel management.
Under the terms of our property management mutual exclusivity agreement with Remington, Remington may be able to pursue lodging investment opportunities that compete with us.
Pursuant to the terms of our property management mutual exclusivity agreement with Remington, if investment opportunities that satisfy our investment criteria are identified by Remington or its affiliates, Remington will give us a written notice and description of the investment opportunity. We will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington may then pursue such investment opportunity, subject to a right of first refusal in favor of Braemar, pursuant to an existing agreement between Braemar and Remington, on materially the same terms and conditions as offered to us. If we were to reject such an investment opportunity, either Braemar or Remington could pursue the opportunity and compete with us. In such a case, Mr. Monty J. Bennett, our chairman, in his capacity as chairman of Braemar or chief executive officer of Remington could be in a position of directly competing with us.
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
We have entered into and may continue to enter into hedging transactions to: (i) attempt to take advantage of changes in prevailing interest rates; (ii) protect our portfolio of mortgage assets from interest rate fluctuations; (iii) protect us from the effects of interest rate fluctuations on floating-rate debt; (iv) protect us from the risk of fluctuations in the financial and capital markets; or (v) preserve net cash in the event of a major downturn in the economy. Our hedging transactions may include entering into interest rate swap agreements, interest rate cap or floor agreements or flooridor and corridor agreements, credit default swaps and purchasing or selling futures contracts, purchasing or selling put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Volatile fluctuations in market conditions could cause these instruments to become ineffective. Any gains or losses associated with these instruments are reported in our earnings each period. No hedging activity can completely insulate us from the risks inherent in our business.
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

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with generally accepted accounting principles (“GAAP”) to reflect changes in fair value and such downward adjustments, or “mark-to-market loss,” would reduce our stockholders’ equity.

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
To the extent permitted by the Internal Revenue Code, we may invest in and own securities of other public companies and REITs (including Ashford Inc. and Braemar). To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.
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
The performance of our prior investments is not necessarily indicative of the results that can be expected for the investments to be made by our subsidiaries. On any given investment, total loss of the investment is possible. Although our management team has experience and has had success in making investments in real estate-related lodging debt and hotel assets, the past performance of these investments is not necessarily indicative of the results of our future investments.
Our investment portfolio will contain investments concentrated in a single industry and will not be fully diversified.
We have formed subsidiaries for the primary purpose of acquiring public securities and other investments of lodging-related entities. As such, our investment portfolio will contain investments concentrated in a single industry and may not be fully diversified by asset class, geographic region or other criteria, which will expose us to significant loss due to concentration risk. Investors have no assurance that the degree of diversification in our investment portfolio will increase at any time in the future.

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
We may decide to sell hotel properties or loans in the future. We cannot predict whether we will be able to sell any hotel property or loan for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may sell a property at a loss as compared to carrying value. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property or loan. We may offer more flexible terms on our mortgage loans than some providers of commercial mortgage loans, and as a result, we may have more difficulty selling or participating our loans to secondary purchasers than would these more traditional lenders.
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
We conduct operations so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Due to the gain we recognized as a result of the spin-off of Braemar, if Braemar were to fail to qualify as a REIT for 2013, we may have failed to qualify as a REIT for 2013 and subsequent taxable years. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
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
We intend to operate in a manner that allows us to continue to qualify as a REIT for U.S. federal income tax purposes. In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Internal Revenue Code.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% with respect to taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Finally, the 100% excise tax also applies to the underpricing of services by a TRS to its parent REIT in contexts where the services are unrelated to services for REIT tenants.
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
We believe that our operating partnership qualifies to be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of the operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of our operating partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
Note that although partnerships have traditionally not been subject to federal income tax at the entity level as described above, new audit rules, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We may utilize exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from audit adjustments to the issuing entity’s taxable income. One such exception is to apply an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. When a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners. In addition, Treasury Regulations provide that a partner that is a REIT may be able to use deficiency dividend procedures with respect to such adjustments. Many questions remain as to how the partnership audit rules will apply, and it is not clear at this time what effect these rules will have on us. However, it is possible that these changes could increase the federal income tax, interest, and/or penalties otherwise borne by us in the event of a federal income tax audit of a subsidiary partnership (such as our operating partnership).
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge mortgage securities and related borrowings by requiring us to limit our income and assets in each year from certain hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services, and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. However, for transactions that we enter into to protect against interest rate risks on debt incurred to acquire qualified REIT assets and for which we identify as hedges for tax purposes, any associated hedging income is excluded from the 95% income test and the 75% income test applicable to a REIT. In addition, similar rules apply to income from positions that primarily manage risk with respect to a prior hedge entered into by a REIT in connection with the extinguishment or disposal (in whole or in part) of the liability or asset related to such prior hedge, to the extent the new position qualifies as a hedge or would so qualify if the hedged position were ordinary property. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of the value of our total assets can be represented by certain publicly offered REIT debt instruments.
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
From time to time, we may generate taxable income greater than our net income for financial reporting purposes or our taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices, or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the value of our equity. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. To the extent that we make distributions in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes), such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.
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
If we make a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the shares of common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of common stock. In addition, if we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay taxable dividends of our common stock and cash, although we may choose to do so in the future.
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
If Braemar failed to qualify as a REIT for 2013, it would significantly affect our ability to maintain our REIT status.
For federal income tax purposes, we recorded a gain of approximately $145.7 million as a result of the spin-off of Braemar in November 2013. If Braemar qualified for taxation as a REIT for 2013, that gain was qualifying income for purposes of our 2013 REIT income tests. If, however, Braemar failed to qualify as a REIT for 2013, that gain would be non-qualifying income for purposes of the 75% gross income test. Although Braemar covenanted in the Separation and Distribution Agreement to use reasonable best efforts to qualify as a REIT in 2013, no assurance can be given that it so qualified. If Braemar failed to qualify, we would have failed our 2013 REIT income tests, which would either result in our loss of our REIT status for 2013 and the following 4 taxable years or result in a significant tax in 2013 that has not been accrued or paid and thereby would materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.
Your investment in our securities has various federal, state, and local income tax risks that could affect the value of your investment.
We strongly urge you to consult your own tax advisor concerning the effects of federal, state, and local income tax law on an investment in our securities because of the complex nature of the tax rules applicable to REITs and their stockholders.
Our failure to qualify as a REIT would potentially give rise to a claim for damages from Braemar.
In connection with the spin-off of Braemar, which was completed in November 2013, we represented in the Separation and Distribution Agreement with Braemar that we have no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT. In the event of a breach of this representation, Braemar may be able to seek damages from us, which could have a significantly negative effect on our liquidity and results of operations.
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
Our board of directors may create and issue a class or series of common stock or preferred stock without stockholder approval.
Our charter authorizes our board of directors to issue common stock or preferred stock in one or more classes and to establish the preferences and rights of any class of common stock or preferred stock issued. These actions can be taken without obtaining stockholder approval. Our issuance of additional classes of common stock or preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.
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
These provisions include the following:

•
The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock or any class of our preferred stock without our permission.

•
Our charter authorizes our board of directors to issue common stock or preferred stock in one or more classes and to establish the preferences and rights of any class of common stock or preferred stock issued. These actions can be taken without soliciting stockholder approval. Our common stock and preferred stock issuances could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Maryland corporation by statute are not required to act in certain takeover situations under the same standards of care, and are not subject to the same standards of review, as apply in Delaware and other corporate jurisdictions.
Certain other provisions of Maryland law, if they became applicable to us, could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock or a “control premium” for their shares or inhibit a transaction that might otherwise be viewed as being in the best interest of our stockholders. These provisions include:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special stockholder voting requirements on these business combinations, unless certain fair price requirements set forth in the MGCL are satisfied; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

In addition, Subtitle 8 of Title 3 of the MGCL permits a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to be subject, notwithstanding any contrary provision in the charter or bylaws, to any or all of the following five provisions: a classified board; a two-thirds stockholder vote requirement for removal of a director; a requirement that the number of directors be fixed only by vote of the directors; a requirement that a vacancy on the board of directors be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred; and a requirement that the holders of at least a majority of all votes entitled to be cast request a special meeting of stockholders.
Our charter opts out of the business combination/moratorium provisions and control share provisions of the MGLC and prevents us from making any elections under Subtitle 8 of the MGCL. Because these provisions are contained in our charter, they cannot be amended unless the Board recommends the amendment and the stockholders approve the amendment. Any such amendment would require the affirmative vote of two-thirds of the outstanding voting power of our common stock.
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
A factor investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our share or unit price relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend or interest rate on our securities or seek securities paying higher dividends or interest. The market price of our securities is likely based on the earnings and return that we derive from our investments, income with respect to our properties, and our related distributions to stockholders and not necessarily from the market value or underlying appraised value of the properties or investments themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common or preferred stock could decrease because potential investors may require a higher dividend yield on our common or preferred stock as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.
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
Future issuances of securities, including our common stock and preferred stock, could reduce existing investors’ relative voting power and percentage of ownership and may dilute our share value.
Our charter authorizes the issuance of up to 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of February 27, 2019, we had 101,006,162 shares of our common stock issued and outstanding, 2,389,393 shares of our Series D Cumulative Preferred Stock, 4,800,000 shares of our Series F Cumulative Preferred Stock, 6,200,000 shares of our Series G Cumulative Preferred Stock, 3,800,000 shares of our Series H Cumulative Preferred Stock, and 5,400,000 share of our Series I Cumulative Preferred Stock. Accordingly, we may issue up to an additional 298,993,838 shares of common stock and 27,410,607 shares of preferred stock.
Future issuances of common stock or preferred stock could decrease the relative voting power of our common stock or preferred stock and may cause substantial dilution in the ownership percentage of our then existing holders of common or preferred stock. Future issuances may have the effect of reducing investors’ relative voting power and/or diluting the net tangible book value of the shares held by our stockholders, and might have an adverse effect on any trading market for our securities. Our board of directors may designate the rights, terms and preferences of our authorized but unissued common shares or preferred shares at its discretion, including conversion and voting preferences without stockholder approval.
Item 1B.    Unresolved Staff Comments
None.

Item 2.	Properties
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2018, we held ownership interests in 119 hotel properties that were included in our consolidated operations, which included direct ownership in 117 hotel properties and 85% ownership in two hotel properties through equity investments with joint venture partners. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2018
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150	83.25%	$160.26	$133.42
Embassy Suites	Dallas, TX	Full service	150	100	150	75.67%	$140.46	$106.29
Embassy Suites	Herndon, VA	Full service	150	100	150	81.45%	$164.32	$133.84
Embassy Suites	Las Vegas, NV	Full service	220	100	220	86.15%	$140.17	$120.75
Embassy Suites	Flagstaff, AZ	Full service	119	100	119	82.80%	$144.41	$119.58
Embassy Suites	Houston, TX	Full service	150	100	150	80.47%	$149.81	$120.56
Embassy Suites	West Palm Beach, FL	Full service	160	100	160	85.46%	$151.90	$129.82
Embassy Suites	Philadelphia, PA	Full service	263	100	263	85.20%	$152.23	$129.69
Embassy Suites	Walnut Creek, CA	Full service	249	100	249	84.48%	$178.63	$150.91
Embassy Suites	Arlington, VA	Full service	267	100	267	85.30%	$197.25	$168.25
Embassy Suites	Portland, OR	Full service	276	100	276	84.15%	$216.19	$181.93
Embassy Suites	Santa Clara, CA	Full service	258	100	258	81.49%	$248.37	$202.41
Embassy Suites	Orlando, FL	Full service	174	100	174	90.29%	$158.71	$143.31
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119	78.24%	$131.48	$102.87
Hilton Garden Inn	Austin, TX	Select service	254	100	254	79.92%	$188.02	$150.27
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158	80.27%	$116.25	$93.31
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176	84.65%	$137.32	$116.23
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128	65.84%	$116.59	$76.76
Hilton	Houston, TX	Full service	242	100	242	73.20%	$126.41	$92.53
Hilton	St. Petersburg, FL	Full service	333	100	333	73.84%	$152.55	$112.65
Hilton	Santa Fe, NM	Full service	158	100	158	88.17%	$161.03	$141.97
Hilton	Bloomington, MN	Full service	300	100	300	83.09%	$138.51	$115.08
Hilton	Costa Mesa, CA	Full service	486	100	486	78.66%	$137.29	$107.99
Hilton	Boston, MA	Full service	390	100	390	87.72%	$247.24	$216.87
Hilton	Parsippany, NJ	Full service	353	100	353	66.08%	$165.36	$109.27
Hilton	Tampa, FL	Full service	238	100	238	79.05%	$134.03	$105.95
Hilton	Alexandria, VA	Full service	252	100	252	83.20%	$168.35	$140.07
Hampton Inn	Lawrenceville, GA	Select service	85	100	85	80.39%	$109.80	$88.26
Hampton Inn	Evansville, IN	Select service	140	100	140	60.27%	$105.43	$63.54
Hampton Inn	Parsippany, NJ	Select service	152	100	152	76.71%	$139.92	$107.34
Hampton Inn	Buford, GA	Select service	92	100	92	78.44%	$121.38	$95.21
Hampton Inn	Phoenix, AZ	Select service	106	100	106	75.39%	$124.52	$93.87
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113	73.74%	$127.51	$94.03
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103	78.51%	$96.79	$75.99
Hampton Inn	Columbus, OH	Select service	145	100	145	69.54%	$148.23	$103.07
Marriott	Beverly Hills, CA	Full service	260	100	260	90.29%	$257.57	$232.55
Marriott	Durham, NC	Full service	225	100	225	73.36%	$138.98	$101.95
Marriott	Arlington, VA	Full service	701	100	701	78.09%	$186.74	$145.82
Marriott	Bridgewater, NJ	Full service	347	100	347	69.89%	$218.68	$152.83
Marriott	Dallas, TX	Full service	265	100	265	79.17%	$133.16	$105.43
Marriott	Fremont, CA	Full service	357	100	357	79.35%	$201.89	$160.19
Marriott	Memphis, TN	Full service	232	100	232	78.31%	$157.58	$123.39
Marriott	Irving, TX	Full service	491	100	491	77.84%	$147.51	$114.83
Marriott	Omaha, NE	Full service	300	100	300	61.55%	$127.62	$78.55

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2018
						Occupancy	ADR	RevPAR
Marriott	San Antonio, TX	Full service	251	100	251	75.23%	$137.39	$103.36
Marriott	Sugarland, TX	Full service	300	100	300	77.57%	$141.39	$109.68
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102	84.59%	$118.40	$100.16
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133	84.85%	$108.99	$92.47
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90	75.97%	$121.15	$92.03
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97	81.54%	$110.57	$90.15
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136	74.24%	$108.60	$80.62
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120	75.07%	$107.10	$80.40
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164	84.28%	$143.76	$121.16
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199	75.41%	$113.20	$85.37
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86	64.70%	$109.58	$70.89
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117	78.87%	$126.89	$100.07
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315	81.19%	$231.79	$188.18
Courtyard by Marriott	Columbus, IN	Select service	90	100	90	73.32%	$122.25	$89.63
Courtyard by Marriott	Denver, CO	Select service	202	100	202	81.96%	$138.30	$113.34
Courtyard by Marriott	Louisville, KY	Select service	150	100	150	76.11%	$134.67	$102.50
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210	66.83%	$145.90	$97.51
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272	73.86%	$151.54	$111.92
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174	77.27%	$136.80	$105.71
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168	70.85%	$117.03	$82.92
Courtyard by Marriott	Savannah, GA	Select service	156	100	156	82.17%	$138.77	$114.03
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156	79.47%	$134.21	$106.66
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154	70.52%	$143.81	$101.41
Courtyard by Marriott	Oakland, CA	Select service	156	100	156	86.67%	$178.87	$155.04
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180	80.22%	$131.68	$105.63
Courtyard by Marriott	Plano, TX	Select service	153	100	153	65.25%	$148.57	$96.94
Courtyard by Marriott	Newark, CA	Select service	181	100	181	82.05%	$172.49	$141.53
Courtyard by Marriott	Manchester, CT	Select service	90	85	77	72.51%	$131.68	$95.48
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235	66.89%	$201.05	$134.48
Courtyard by Marriott	Wichita, KS	Select service	128	100	128	76.16%	$128.50	$97.87
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210	71.55%	$140.85	$100.77
Homewood Suites	Pittsburgh, PA	Select service	148	100	148	74.47%	$117.51	$87.50
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210	81.98%	$136.44	$111.85
Marriott Residence Inn	Evansville, IN	Select service	78	100	78	77.62%	$111.58	$86.60
Marriott Residence Inn	Orlando, FL	Select service	350	100	350	68.43%	$129.17	$88.39
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159	77.85%	$152.29	$118.55
Marriott Residence Inn	San Diego, CA	Select service	150	100	150	87.96%	$170.11	$149.62
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144	73.32%	$119.92	$87.93
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256	86.24%	$129.30	$111.50
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200	78.84%	$116.67	$91.99
Marriott Residence Inn	Plano, TX	Select service	126	100	126	71.47%	$114.63	$81.93
Marriott Residence Inn	Newark, CA	Select service	168	100	168	83.59%	$186.65	$156.01
Marriott Residence Inn	Manchester, CT	Select service	96	85	82	81.92%	$139.43	$114.22
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120	43.48%	$121.59	$52.86
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101	61.94%	$113.38	$70.23
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143	86.05%	$133.86	$115.18
One Ocean	Atlantic Beach, FL	Full service	193	100	193	75.93%	$209.74	$159.25
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197	68.87%	$150.00	$103.31
Sheraton Hotel	Langhorne, PA	Full service	186	100	186	67.76%	$124.66	$84.47
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220	56.08%	$132.14	$74.11
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378	76.71%	$132.44	$101.59
Sheraton Hotel	Anchorage, AK	Full service	370	100	370	68.14%	$141.52	$96.44
Sheraton Hotel	San Diego, CA	Full service	260	100	260	79.14%	$135.81	$107.48

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2018
						Occupancy	ADR	RevPAR
Hyatt Regency	Coral Gables, FL	Full service	253	100	253	79.88%	$190.75	$152.37
Hyatt Regency	Hauppauge, NY	Full service	358	100	358	67.81%	$139.67	$94.71
Hyatt Regency	Savannah, GA	Full service	351	100	351	87.68%	$187.67	$164.55
Renaissance	Nashville, TN	Full service	673	100	673	84.77%	$240.71	$204.04
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124	60.47%	$166.79	$100.85
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168	67.32%	$177.95	$119.81
Silversmith	Chicago, IL	Full service	144	100	144	73.85%	$189.14	$139.68
The Churchill	Washington, D.C.	Full service	173	100	173	65.47%	$180.30	$118.05
The Melrose	Washington, D.C.	Full service	240	100	240	77.04%	$198.28	$152.76
Le Pavillon	New Orleans, LA	Full service	226	100	226	66.53%	$163.54	$108.80
The Ashton	Ft. Worth, TX	Full service	39	100	39	75.61%	$210.21	$158.94
Westin	Princeton, NJ	Full service	296	100	296	64.79%	$159.16	$103.11
W	Atlanta, GA	Full service	237	100	237	75.65%	$212.53	$160.78
W	Minneapolis, MN	Full service	229	100	229	80.29%	$209.60	$168.29
Le Meridien	Minneapolis, MN	Full service	60	100	60	71.51%	$224.68	$160.67
Hotel Indigo	Atlanta, GA	Full service	140	100	140	64.77%	$146.44	$94.85
Ritz-Carlton	Atlanta, GA	Full service	444	100	444	72.22%	$238.01	$171.89
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157	71.19%	$201.81	$143.67
Ground Lease Properties
Crowne Plaza (1)	Key West, FL	Full service	160	100	160	81.40%	$272.92	$222.16
Crowne Plaza (2)	Annapolis, MD	Full service	196	100	196	52.64%	$114.02	$60.02
Hilton (3)	Ft. Worth, TX	Full service	294	100	294	76.81%	$168.28	$129.26
Renaissance (4)	Palm Springs, CA	Full service	410	100	410	71.59%	$162.53	$116.35
Total			25,087		25,060	76.44%	$162.63	$124.31
________
(1) The ground lease expires in 2084.
(2) The ground lease expires in 2114.
(3) The ground lease expires in 2040.
(4) The ground lease expires in 2059 with one 25-year extension option.

Item 3.	Legal Proceedings
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of December 31, 2018, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
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
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On February 27, 2019, there were 444 registered holders of record of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. We are aware of one Section 13G filer that presently holds in excess of 9.8% of our outstanding common shares, but our board of directors has granted a waiver which provides this holder with an exception to our ownership restrictions.
For the years ended December 31, 2018 and 2017, we declared and paid dividends of $0.48 per share, paid at a rate of $0.12 per share per quarter. In December 2018, the board of directors approved our dividend policy for 2019, and we expect to pay a quarterly dividend of $0.12 per share for 2019. No assurance can be given that our dividend policy, including our dividend policy for 2019, will not change in the future. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our property managers.
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows for the following fiscal years:

	2018			2017			2016
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	0.4800	(1)	100.0000	0.4800	(1)	100.0000	0.4800	(1)	100.0000
Total	$0.4800		100.0000%	$0.4800		100.0000%	$0.4800		100.0000%
Preferred Stock – Series A:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	0.8605	(1)	53.6739	—	(1)	—
Return of capital	—		—	0.7427	(1)	46.3261	2.1376	(1)	100.0000
Total	$—		—%	$1.6032		100.0000%	$2.1376		100.0000%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	1.1338	(1)	53.6735	—	(1)	—
Return of capital	2.1124	(1)	100.0000	0.9786	(1)	46.3265	2.1124	(1)	100.0000
Total	$2.1124		100.0000%	$2.1124		100.0000%	$2.1124		100.0000%
Preferred Stock – Series E:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	—		—	—		—	1.6875	(1)	100.0000
Total	$—		—%	$—		—%	$1.6875		100.0000%
Preferred Stock – Series F:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	0.9895	(1)	53.6722	—		—
Return of capital	1.8436	(1)	100.0000	0.8541	(1)	46.3278	0.3995	(1)	100.0000
Total	$1.8436		100.0000%	$1.8436		100.0000%	$0.3995		100.0000%
Preferred Stock – Series G:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	0.9428	(1)	53.6719	—		—
Return of capital	1.8436	(1)	100.0000	0.8138	(1)	46.3281	—		—
Total	$1.8436		100.0000%	$1.7566		100.0000%	$—		—%
Preferred Stock – Series H:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	0.1006	(1)	53.6533	—		—
Return of capital	1.8750	(1)	100.0000	0.0869	(1)	46.3467	—		—
Total	$1.8750		100.0000%	$0.1875		100.0000%	$—		—%
Preferred Stock – Series I:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	1.6354	(1)	100.0000	—		—	—		—
Total	$1.6354		100.0000%	$—		—%	$—		—%
____________________

(1)
The fourth quarter 2016 preferred and common distributions paid January 17, 2017 are treated as 2017 distributions for tax purposes. The fourth quarter 2017 preferred and common distributions paid January 16, 2018 are treated as 2018 distributions for tax purposes. The fourth quarter 2018 preferred and common distributions paid January 15, 2019 are treated as 2019 distributions for tax purposes.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	4,328,810	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	4,328,810
____________________

(1)
As of December 31, 2018, there were 4,328,810 shares of our common stock, or securities convertible into 4,328,810 shares of our common stock that remained available for issuance under our Amended and Restated 2011 Stock Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2013 through December 31, 2018, assuming an initial investment of $100 in stock on December 31, 2013 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	1,375	$—	(2)	—	$200,000,000
November 1 to November 30	1,171	—	(2)	—	200,000,000
December 1 to December 31	354	—	(2)	—	200,000,000
Total	2,900	$—		—
____________________

(1)
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $200 million. The board of director’s authorization replaced any previous repurchase authorizations.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$1,430,789	$1,439,270	$1,492,043	$1,336,966	$794,849
Total operating expenses	1,340,850	1,304,265	1,336,339	1,199,051	718,157
Gain (loss) on sale of hotel properties	475	14,030	31,599	380,752	—
Operating income (loss)	90,414	149,035	187,303	518,667	76,692
Income (loss) from continuing operations	(156,309)	(88,760)	(58,782)	305,813	(41,731)
Income (loss) from discontinued operations	—	—	—	—	33
Net income (loss) attributable to the Company	(126,966)	(67,008)	(46,285)	270,939	(31,401)
Net income (loss) attributable to common stockholders	(169,543)	(122,568)	(88,681)	236,977	(65,363)
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to common stockholders	$(1.75)	$(1.30)	$(0.95)	$2.35	$(0.75)
Income (loss) from discontinued operations attributable to common stockholders	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(1.75)	$(1.30)	$(0.95)	$2.35	$(0.75)
Weighted average diluted common shares	97,282	95,207	94,426	114,881	87,622

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheets Data:
Investments in hotel properties, net	$4,105,219	$4,035,915	$4,160,563	$4,419,684	$2,128,611
Cash and cash equivalents	319,210	354,805	347,091	215,078	215,063
Restricted cash	120,602	116,787	144,014	153,680	85,830
Notes receivable	—	—	—	3,746	3,553
Total assets	4,685,954	4,669,850	4,891,544	4,965,131	2,770,110
Indebtedness, net	3,927,266	3,696,300	3,723,559	3,840,617	1,943,133
Total stockholders’ equity of the Company	452,489	632,500	791,621	811,086	531,633

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Other Data:
Cash provided by (used in) operating activities	$181,560	$207,382	$179,723	$203,577	$111,319
Cash provided by (used in) investing activities	(329,634)	(63,881)	(21,858)	(780,613)	(207,245)
Cash provided by (used in) financing activities	115,814	(163,902)	(34,150)	644,604	182,209
Cash dividends declared per common share	0.48	0.48	0.48	0.48	0.48
EBITDAre (unaudited) (1)	366,639	378,261	398,222	371,101	285,867
Funds From Operations (FFO) (unaudited) (1)	82,363	98,406	129,532	132,863	85,097
____________________

(1)
A more detailed description and computation of FFO and EBITDAre is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
General
As of December 31, 2018, we owned 119 consolidated hotel properties, including 117 hotel properties directly owned, and two hotel properties owned through a majority-owned investment in a consolidated entity, which represents 25,087 total rooms, or 25,060 net rooms excluding those attributable to our partner. Currently, all of our hotel properties are located in the United States.
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
RECENT DEVELOPMENTS
On January 16, 2018, we made an additional $667,000 investment in OpenKey, which is a hospitality focused mobile key platform that provides a universal smartphone app for keyless entry into hotel guest rooms.
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
On February 20, 2018, we sold the SpringHill Suites in Glen Allen, Virginia for approximately $10.9 million in cash. The sale resulted in a loss of $13,000 for the year ended December 31, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statement of operations. The Company also repaid approximately $7.6 million of debt associated with the hotel property.
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
On May 1, 2018, we sold the SpringHill Suites in Centreville, Virginia for approximately $7.5 million in cash. The sale resulted in a gain of approximately $98,000 for the year ended December 31, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statement of operations. The Company also repaid approximately $6.6 million of debt associated with the hotel property.
On May 10, 2018, we sold the Residence Inn in Tampa, FL for approximately $24.0 million in cash. The sale resulted in a gain of approximately $400,000 for the year ended December 31, 2018 and is included in “gain (loss) on sale of hotel properties”

in the consolidated statement of operations. The Company also repaid approximately $22.5 million of debt associated with the hotel property.
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
			Embassy Suites Flagstaff
			Embassy Suites Walnut Creek
			Marriott Bridgewater
			Marriott Durham Research Triangle Park
_____________________________
(1)On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinancing. The net floating interest rate after the purchase of the Pool E loan is LIBOR + 2.73%.
On June 26, 2018, Ashford Trust entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. and Ashford LLC. The ERFP Agreement amended our Amended and Restated Advisory Agreement, among other things, to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries and to revise the payment terms such that the base fee and reimbursable expenses will be paid monthly. The independent members of the board of directors of each of Ashford Inc. and us, with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and us, respectively.
The ERFP Agreement generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by Ashford Trust OP that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). Each funding will equal 10% of the property acquisition price and will be made either at the time of the property acquisition or at any time generally within the two-year period following the date of such acquisition, in exchange for furniture, fixture and equipment for use at the acquired property or any other property owned by Ashford Trust OP.
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
On June 29, 2018, the Company acquired a 100% interest in the 252-room Hilton Alexandria Old Town in Alexandria, Virginia for $111.0 million before acquisition costs. In connection with our acquisition Ashford LLC was obligated to provide us with approximately $11.1 million in exchange for FF&E at our hotel properties. As of December 31, 2018, Ashford Trust had received $11.1 million of cash in exchange for FF&E that was subsequently leased back to Ashford Trust rent-free under the ERFP Agreement.
On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinancing. The net floating interest rate after the purchase of the Pool E loan is LIBOR + 2.73%.
On August 8, 2018, in connection with Ashford Inc.’s acquisition of Premier from Remington Lodging, we: (i) amended and restated our mutual exclusivity agreement and hotel master management agreement with Remington Lodging, in each case to apply only with respect to property management (and not project management) services; and (ii) entered into a mutual exclusivity agreement and master project management with Premier, in each case to apply with respect to project management services.
On September 27, 2018, we established a secured credit facility with a borrowing capacity of up to $100.0 million, which is secured by a pledge of 100% of the equity interests in the subsidiaries that own the hotel property for which revolving credit facility funds would be used to acquire. The interest rate associated with the secured credit facility is either the base rate + 1.65% or LIBOR + 2.65% at the Company’s election. The base rate is the greater of: (i) the prime rate set by Bank of America; (ii) federal funds rate + 0.5%; or (iii) LIBOR + 1.00%.
On October 31, 2018, the Company acquired a 100% interest in the 157-room La Posada de Santa Fe in Santa Fe, New Mexico for $50.0 million before acquisition costs. In connection with our acquisition, Ashford LLC was obligated to provide us with approximately $5.0 million in exchange for FF&E at our properties. As of December 31, 2018, Ashford Trust had received $5.0 million of cash in exchange for FF&E that was subsequently leased back to Ashford Trust rent-free under the ERFP Agreement.
On November 8, 2018, in connection with the acquisition of the La Posada de Santa Fe, we completed the financing of a $25.0 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.55%. The stated maturity date of the mortgage loan is November 2020, with three one-year extension options. The mortgage loan is secured by the La Posada de Santa Fe.
During the year ended December 31, 2018, we issued approximately 2.4 million shares of our common stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $15.5 million and net proceeds of approximately $15.3 million after discounts and commissions to the selling agents.
On January 22, 2019, the Company acquired a 100% interest in the 310-room Embassy Suites New York Midtown Manhattan for $195.0 million. In connection with this acquisition, we closed on a $145 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 3.90%. The stated maturity date of the mortgage loan is February 2022, with two one-year extension options. The mortgage loan is secured by the Embassy Suites New York Midtown Manhattan. As a result of the acquisition, we are entitled to receive $19.5 million from Ashford LLC in the form of future purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that will be leased to us by Ashford LLC rent free.
On February 6, 2019, we made an additional investment of $299,000 in OpenKey.
On February 26, 2019, we acquired a 100% interest in the 178-room Hilton Santa Cruz/Scotts Valley for $50.0 million. Consideration included cash and approximately 1.5 million common units in operating partnership. Additionally, we assumed a $25.3 million non-recourse mortgage loan. This mortgage loan is interest only and provides for a fixed interest rate of 4.66%. The stated maturity date of the mortgage loan is March 2025. The mortgage loan is secured by the Hilton Santa Cruz/Scotts Valley. As a result of the acquisition, we are entitled to receive $5.0 million from Ashford LLC in exchange for future purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that will be leased to us by Ashford LLC rent free.

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
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2018	2017	2016	2018 to 2017	2017 to 2016
Total revenue	$1,430,789	$1,439,270	$1,492,043	$(8,481)	$(52,773)
Total hotel expenses	(900,582)	(907,301)	(938,399)	6,719	31,098
Property taxes, insurance and other	(78,355)	(73,579)	(73,457)	(4,776)	(122)
Depreciation and amortization	(258,458)	(246,731)	(243,863)	(11,727)	(2,868)
Impairment charges	(23,391)	(10,153)	(17,816)	(13,238)	7,663
Transaction costs	(11)	(14)	(77)	3	63
Advisory service fee	(69,122)	(53,199)	(54,361)	(15,923)	1,162
Corporate, general and administrative	(10,931)	(13,288)	(8,366)	2,357	(4,922)
Gain (loss) on sale of hotel properties	475	14,030	31,599	(13,555)	(17,569)
Operating income (loss)	90,414	149,035	187,303	(58,621)	(38,268)
Equity in earnings (loss) of unconsolidated entities	867	(5,866)	(6,110)	6,733	244
Interest income	3,952	2,202	331	1,750	1,871
Other income (expense)	64	(3,422)	(4,517)	3,486	1,095
Interest expense and amortization of loan costs	(236,786)	(222,631)	(223,967)	(14,155)	1,336
Write-off of premiums, loan costs and exit fees	(8,847)	(2,845)	(12,702)	(6,002)	9,857
Unrealized gain (loss) on marketable securities	(1,013)	(4,649)	4,946	3,636	(9,595)
Unrealized gain (loss) on derivatives	(2,178)	(2,802)	(2,534)	624	(268)
Income tax benefit (expense)	(2,782)	2,218	(1,532)	(5,000)	3,750
Net income (loss)	(156,309)	(88,760)	(58,782)	(67,549)	(29,978)
(Income) loss from consolidated entities attributable to noncontrolling interests	30	110	14	(80)	96
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	29,313	21,642	12,483	7,671	9,159
Net income (loss) attributable to the Company	$(126,966)	$(67,008)	$(46,285)	$(59,958)	$(20,723)

Comparison of Year Ended December 31, 2018 with Year Ended December 31, 2017
All hotel properties owned during the years ended December 31, 2018 and 2017 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the years ended December 31, 2018 and 2017. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Type	Date
Renaissance (1)	Portsmouth, VA	Disposition	February 1, 2017
Embassy Suites (1)	Syracuse, NY	Disposition	March 6, 2017
Crowne Plaza Ravinia (1)	Atlanta, GA	Disposition	June 29, 2017
SpringHill Suites (1)	Glen Allen, VA	Disposition	February 20, 2018
SpringHill Suites (1)	Centreville, VA	Disposition	May 1, 2018
Residence Inn Tampa (1)	Tampa, FL	Disposition	May 10, 2018
Hilton Alexandria Old Town (2)	Alexandria, VA	Acquisition	June 29, 2018
La Posada de Santa Fe (2)	Santa Fe, NM	Acquisition	October 31, 2018
____________________________________
(1) Collectively referred to as “Hotel Dispositions”
(2) Collectively reported as “Hotel Acquisitions”
The following table illustrates the key performance indicators of the hotel properties and WorldQuest included in our results of operations:

	Year Ended December 31,
	2018	2017
RevPAR (revenue per available room)	$123.62	$122.48
Occupancy	76.32%	77.36%
ADR (average daily rate)	$161.99	$158.33
The following table illustrates the key performance indicators of the 117 hotel properties and WorldQuest that were included for the full years ended December 31, 2018 and 2017, respectively:

	Year Ended December 31,
	2018	2017
RevPar	$123.64	$123.56
Occupancy	76.32%	77.55%
ADR	$162.00	$159.32
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $60.0 million, from $67.0 million for the year ended December 31, 2017 (“2017”) to $127.0 million for the year ended December 31, 2018 (“2018”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $8.4 million, or 0.7%, during 2018 compared to 2017. Rooms revenue was $1.1 billion in both 2018 and 2017. This decrease is attributable to lower rooms revenue of $17.2 million from our Hotel Dispositions, partially offset by higher rooms revenue of $8.0 million from our Hotel Acquisitions and $775,000 from our comparable hotel properties and WorldQuest. Our comparable hotel properties experienced an increase of 1.7% in room rates and a decrease of 123 basis points in occupancy.
Food and beverage revenue decreased $10.5 million, or 4.5%, to $224.3 million during 2018 compared to 2017. This decrease is attributable to lower food and beverage revenue of $10.1 million from our comparable hotel properties and WorldQuest and $3.2 million from our Hotel Dispositions, partially offset by an increase of $2.9 million from our Hotel Acquisitions.

Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, increased $9.6 million, or 16.5%, to $67.8 million during 2018 compared to 2017. This increase is primarily attributable to higher other revenue of $849,000 from our Hotel Acquisitions and $9.2 million from our comparable hotel properties and WorldQuest, which included $2.6 million of business interruption income for the St. Petersburg Hilton and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010 and $401,000 of business interruption income related to Hurricane Irma. This increase was partially offset by lower other revenue of $432,000 from our Hotel Dispositions. Other non-hotel revenue increased $855,000 or 27.1%, to $4.0 million in 2018 compared to 2017.
Hotel Operating Expenses. Hotel operating expenses decreased $6.7 million, or 0.7%, to $900.6 million during 2018 compared to 2017. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $9.4 million in 2018 compared to 2017, which was comprised of a decrease of $7.3 million from our Hotel Dispositions and $5.8 million from our comparable hotel properties and WorldQuest, partially offset by an increase of $3.7 million from our Hotel Acquisitions. Direct expenses were 29.6% of total hotel revenue for 2018 and 30.1% for 2017. Indirect expenses and management fees increased $2.7 million in 2018 compared to 2017, which was comprised of an increase of $3.3 million from our Hotel Acquisitions and $14.8 million from our comparable hotel properties and WorldQuest. These increases were partially offset by a decrease of $8.3 million from our Hotel Dispositions, $4.2 million related to an additional accrual in 2017 related to the final judgment in the lawsuit captioned Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. and $2.8 million attributable to uninsured hurricane related costs in 2017.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $4.8 million or 6.5%, to $78.4 million during 2018 compared to 2017. The increase was primarily due to $710,000 from our Hotel Acquisitions and $5.0 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $931,000 from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $11.7 million or 4.8%, to $258.5 million during 2018 compared to 2017. The increase was primarily due to $1.7 million from our Hotel Acquisitions and $14.3 million at our comparable hotel properties and WorldQuest, partially offset by a decrease of $4.3 million from our Hotel Dispositions.
Impairment Charges. We recorded impairment charges of $23.4 million and $10.2 million in 2018 and 2017, respectively. We recorded an impairment charge of $23.4 million in 2018 which was comprised of a $9.9 million impairment charge at the San Antonio Marriott, a $6.7 million impairment charge at the Annapolis Crowne Plaza, a $5.1 million impairment charge at the Wisconsin Dells Hilton Garden Inn and a $2.0 million impairment charge at the SpringHill Suites Centreville related to its disposition. This increase was partially offset by impairment credits of $275,000 from changes in estimates of property damage incurred from Hurricanes Harvey and Irma. We recorded an impairment charge of $2.0 million in 2017 for damages to hotel properties from Hurricanes Harvey and Irma and impairment charges totaling $8.2 million at the SpringHill Suites Centreville and the SpringHill Suites Glen Allen.
Transaction Costs. Transaction costs decreased $3,000 or 21.4%, to $11,000 in 2018 compared to 2017.
Advisory Service Fee. The advisory services fee increased $15.9 million or 29.9%, to $69.1 million in 2018 compared to 2017. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In 2018, the advisory services fee was comprised of a base advisory fee of $35.5 million, equity-based compensation of $25.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $8.4 million. In 2018, approximately $4.5 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards. In 2017, the advisory services fee was comprised of a base advisory fee of $34.7 million, equity-based compensation of $11.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $7.5 million.
Corporate, General and Administrative. Corporate, general and administrative expenses decreased $2.4 million, or 17.7%, to $10.9 million during 2018 compared to 2017. The decrease was primarily attributable to lower transaction, acquisition and management conversion costs of $2.5 million and lower public company costs, office expenses, professional fees and other miscellaneous expenses of $114,000 in 2018 compared to 2017.
Gain (Loss) on Sale of Hotel Properties. Gain on the sale of hotel properties was $475,000 and $14.0 million in the 2018 and 2017, respectively. The gain in 2018 related to gains from the sales of the Tampa Residence Inn and SpringHill Suites Centreville, partially offset by a loss from the sale of the SpringHill Suites Glen Allen. The gain in 2017 was related to a gain from the sale of the Crowne Plaza Ravinia, partially offset by losses from the sales of the Renaissance Portsmouth and Embassy Suites Syracuse.

Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $6.7 million from an equity in loss of $5.9 million in 2017 to equity in earnings of $867,000 in 2018. In 2018 we recorded equity in earnings of $1.5 million from Ashford Inc. partially offset by an equity in loss of $592,000 from OpenKey. In 2017 we recorded equity in loss of $5.4 million from Ashford Inc. and $481,000 from OpenKey, partially offset by equity in earnings of $52,000 from the AQUA U.S. Fund.
Interest Income. Interest income was $4.0 million and $2.2 million in 2018 and 2017, respectively.
Other Income (Expense). Other income (expense) changed $3.5 million, from expense of $3.4 million in 2017 to income of $64,000 in 2018. In 2018, we recorded dividend income of $603,000, a realized gain on marketable securities of $89,000 and other miscellaneous income of $417,000; partially offset by expense of $1.0 million related to CMBX premiums and interest paid on collateral. In 2017, we recognized realized losses of $4.2 million related to the termination of CMBX tranches, $543,000 on the maturities of options on futures contracts and $1.0 million of CMBX premiums and interest paid on collateral. These realized losses were partially offset by dividend income of $1.1 million, a realized gain of $971,000 on marketable securities and other miscellaneous income of $250,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $14.2 million or 6.4%, to $236.8 million during 2018 compared to 2017. The increase is primarily due to higher interest expense and amortization of loan costs of $13.1 million due to higher LIBOR rates and higher amortization of loan costs from refinances at our comparable hotel properties and $2.1 million from our Hotel Acquisitions, partially offset by lower interest expense and amortization of loan costs of $3.1 million from our Hotel Dispositions. The average LIBOR rates in 2018 and 2017 were 2.00% and 1.11%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $8.8 million and $2.8 million in 2018 and 2017, respectively. In 2018, we incurred write-off of loan costs and exit fees of approximately $8.8 million consisting of the write-off of unamortized loan costs of approximately $2.9 million and other costs of approximately $6.0 million as a result of the refinancing of mortgage loans and hotel property sales. In 2017, we incurred write-off of premiums and loan costs of $324,000 and other costs of $2.5 million from refinancing a mortgage loan secured by the Nashville Renaissance and Princeton Westin as well as the refinancing of a mortgage loan secured by 17 hotel properties.
Unrealized Gain (Loss) on Marketable Securities. Unrealized loss on marketable securities was $1.0 million and $4.6 million in 2018 and 2017, respectively, which was based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives decreased $624,000 or 22.3%, to $2.2 million during 2018 compared to 2017. In 2018, we recognized unrealized losses of $2.7 million from interest rate caps and $488,000 from interest rate floors, partially offset by unrealized gains of $988,000 from CMBX tranches. In 2017, we recognized unrealized losses of $4.2 million, $2.4 million and $758,000 associated with the remaining CMBX tranches, interest rate floors, and interest rate caps, respectively, partially offset by unrealized gains of $4.2 million associated with the reclassification to other income (expense) for the recognition of realized losses from CMBX tranche terminations and $427,000 associated with the reclassification to other income (expense) for maturities of options on futures contracts. The fair value of interest rate floors and interest rate derivatives are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $5.0 million, from an income tax benefit of $2.2 million in 2017 to income tax expense of $2.8 million in 2018. The change in income tax (expense) benefit is primarily due to an increase in taxable income recognized by our TRS entities, which was partially due to the renewal of a significant portion of the Company’s TRS leases in January 2018 and is also partially due to having utilized all of our available TRS net operating losses.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated losses of $30,000 and $110,000 during 2018 and 2017, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in our operating partnership were allocated their proportionate share of net loss of $29.3 million and $21.6 million in 2018 and 2017, respectively. Redeemable noncontrolling interests represented ownership interests of 14.64% and 15.52% in the operating partnership at December 31, 2018 and 2017, respectively.

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
The following table illustrates the key performance indicators of the 120 hotel properties and WorldQuest that were included for the full years ended December 31, 2017 and 2016, respectively:

	Year Ended December 31,
	2017	2016
RevPar (revenue per available room)	$122.96	$120.77
Occupancy	77.46%	77.14%
ADR (average daily rate)	$158.74	$156.56
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
Gain (Loss) on Sale of Hotel Properties. Gain on acquisition of PIM Highland JV and sale of hotel properties was $14.0 million and $31.6 million in 2017 and 2016, respectively. The gain in 2017 was related to a gain of $14.1 million on the sale of the Crowne Plaza Ravinia, slightly offset by losses from the sales of the Renaissance Portsmouth and Embassy Suites Syracuse. The gain in 2016 was primarily related to our Hotel Dispositions, slightly offset by a loss on the sale of a vacant lot associated with the Le Pavillon Hotel in New Orleans, Louisiana.
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
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.8 million and $12.7 million in 2017 and 2016, respectively. In 2017, we incurred write-off of premiums and loan costs of $324,000 and other costs of $2.5 million from refinancing a mortgage loan secured by the Nashville Renaissance and Princeton Westin as well as the refinance of a mortgage loan secured by 17 hotel properties. In 2016, we incurred write-off of loan costs and exit fees of $12.7 million resulting from the write-off of unamortized loan costs of $897,000 and other costs of $11.8 million related to the sale of a five-hotel portfolio and the Hampton Inn Gainesville.
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
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The Board’s authorization replaced any previous repurchase authorizations. We made no purchases under the Repurchase Program in 2018. On December 11, 2017, we entered into equity distribution agreements with UBS Securities LLC, Morgan Stanley & Co. LLC, B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, D.A. Davidson & Co., Deutsche Bank Securities Inc. and Janney Montgomery Scott LLC, each acting as a sales agent (the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. During the year ended December 31, 2018, we issued approximately 2.4 million shares of our common stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $15.5 million and net proceeds of approximately $15.3 million after discounts and commissions to the selling agents.
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
On May 1, 2018, we sold the SpringHill Suites Centreville for approximately $7.5 million in cash. We also repaid approximately $6.6 million of principal on our mortgage loan partially secured by the hotel property.
On May 10, 2018, we sold the Residence Inn Tampa for approximately $24.0 million in cash. We also repaid approximately $22.5 million of debt associated with the hotel property.

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
			Embassy Suites Flagstaff
			Embassy Suites Walnut Creek
			Marriott Bridgewater
			Marriott Durham Research Triangle Park
_____________________________
(1)On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinancing. The net floating interest rate after the purchase of the Pool E loan is LIBOR + 2.73%.
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
On September 27, 2018, we established a secured credit facility with a borrowing capacity of up to $100.0 million, which is secured by a pledge of 100% of the equity interests in the subsidiaries that own the hotel property for which revolving credit facility funds would be used to acquire. The interest rate associated with the secured credit facility is either the base rate + 1.65% or LIBOR + 2.65% at the Company’s election. The base rate is the greater of: (i) the prime rate set by Bank of America; (ii) federal funds rate + 0.5%; or (iii) LIBOR + 1.00%.
On November 8, 2018, in connection with the acquisition of the La Posada de Santa Fe, we completed the financing of a $25.0 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.55%. The stated

maturity date of the mortgage loan is November 2020, with three one-year extension options. The mortgage loan is secured by the La Posada de Santa Fe.
During the year ended December 31, 2018, we issued approximately 2.4 million shares of our common stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $15.5 million and net proceeds of approximately $15.3 million after discounts and commissions to the selling agents.
On January 22, 2019, in connection with the acquisition of the Embassy Suites New York Midtown Manhattan, we closed on a $145 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 3.90%. The stated maturity date of the mortgage loan is February 2022, with two one-year extensions. The mortgage loan is secured by the Embassy Suites New York Midtown Manhattan.
On February 26, 2019, in connection with the acquisition of the Hilton Santa Cruz/Scotts Valley, we assumed a $25.3 million non-recourse mortgage loan. This mortgage loan is interest only and provides for a fixed interest rate of 4.66%. The stated maturity date of the mortgage loan is March 2025. The mortgage loan is secured by the Hilton Santa Cruz/Scotts Valley.
Secured Credit Facility
We have a one-year, senior secured revolving credit facility in the amount of $100 million. We believe the secured credit facility will provide us with financial flexibility to fund future acquisitions.
The secured credit facility is provided by Bank of America, N.A. with Ashford Hospitality Limited Partnership, as the borrower. We guarantee the secured credit facility, which is secured by a pledge of 100% of the equity interests in the subsidiaries that own the hotel property for which revolving credit facility funds would be used to acquire. The proceeds of the secured revolving credit facility may be used for property acquisitions.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the noncontrolling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•	the ratio of total funded indebtedness (less unrestricted cash in excess of $15 million) to EBITDA shall not be greater than 9.75 to 1.0. Our ratio was 8.92 at December 31, 2018.

•	the ratio of EBITDA to fixed charges for the previous four consecutive fiscal quarters shall not be less than 1.25 to 1.0. Our ratio was 1.53 at December 31, 2018.

•
tangible net worth shall not at any time be less than 75% of the consolidated tangible net worth on the closing date of the secured credit facility plus 75% of the net proceeds of all new equity issuances of the consolidated group.

All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at December 31, 2018.
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

As of both March 1, 2019 and December 31, 2018, no amounts were outstanding under the secured credit facility.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $181.6 million, $207.4 million and $179.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash flows from operations were impacted by changes in hotel operations, the operating results of our 2018, 2017 and 2016 hotel acquisitions and dispositions as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2018, investing activities used net cash flows of $329.6 million, which primarily consisted of cash outflows of $207.3 million for capital improvements made to various hotel properties, $162.6 million primarily for the purchase of the Hilton Alexandria Old Town and La Posada de Santa Fe and an additional $667,000 investment in OpenKey. Cash outflows were partially offset by cash inflows of $40.6 million from proceeds received from the sales of the SpringHill Suites Glen Allen, SpringHill Suites Centreville and Residence Inn Tampa and $651,000 of proceeds from property insurance. For the year ended December 31, 2017, investing activities used net cash flows of $63.9 million which primarily consisted of cash outflows of $222.0 million for capital improvements made to various hotel properties and a $984,000 investment in OpenKey. These outflows were partially offset by inflows of $105.3 million attributable to net cash proceeds received from the sale of the Renaissance Portsmouth, Embassy Suites Syracuse and Crowne Plaza Ravinia, $50.9 million from the liquidation of our interest in the AQUA U.S. Fund and $3.4 million of proceeds from property insurance. For the year ended December 31, 2016, investing activities used net cash flows of $21.9 million which primarily consisted of cash outflows of $204.0 million for capital improvements made to various hotel properties, $3.3 million for (i) the purchase of the land underlying the San Antonio Marriott; (ii) an interest in a permanent exclusive docking easement, a leasehold interest and certain floating docks on riverfront land located in front of the Hyatt Savannah; and (iii) a WorldQuest condominium unit and a $2.3 million investment in OpenKey. These outflows were partially offset by inflows of $181.8 million attributable to net cash proceeds received from the sale of the Noble Five Hotels, the Hampton Inn Gainesville, SpringHill Suites Gaithersburg, the Palm Desert hotel properties and a vacant lot associated with Le Pavillon, $4.2 million of cash payments received on a previously impaired mezzanine loan and $1.9 million of proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2018, net cash flows provided by financing activities were $115.8 million. Cash inflows consisted of $2.7 billion in borrowings on indebtedness and $14.8 million, net of previously capitalized offering costs, from issuance of common stock, and a $16.1 million deposit on ERFP assets from Ashford LLC. Cash inflows were partially offset by cash outflows, which consisted of $2.5 billion for repayments of indebtedness, $97.4 million for dividend and distribution payments to common and preferred stockholders and unitholders, $55.6 million for payments of loan costs and exit fees, $1.6 million for the repurchase of common stock and $3.2 million of payments for derivatives. For the year ended December 31, 2017, net cash flows used in financing activities were $163.9 million. Cash outflows consisted primarily of $754.8 million for repayments of indebtedness, $218.4 million for redemption of preferred stock, $101.6 million for dividend payments to common and preferred stockholders and unitholders, $13.9 million for payments of loan costs and exit fees and $1.3 million for the repurchase of common stock. Cash outflows were partially offset by cash inflows primarily consisting of $704.8 million in borrowings on indebtedness and proceeds of $222.1 million from issuance of preferred stock. For the year ended December 31, 2016, net cash flows used in financing activities were $34.2 million. Cash outflows consisted primarily of $559.0 million for repayments of indebtedness, $115.8 million for redemption of preferred stock, $91.5 million for dividend payments to common and preferred stockholders and unitholders, $20.2 million for payments of loan costs and exit fees and $729,000 for the repurchase of common stock. Cash outflows were partially offset by cash inflows which consisted primarily of $487.5 million of borrowings on indebtedness and proceeds of $265.6 million from issuance of preferred stock.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of December 31, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
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
Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances should be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for federal income tax purposes. With respect to upcoming maturities, we will continue to proactively address the refinancing or repayment of 2019 and 2020 maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.
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
Dividend Policy. During each of the years ended December 31, 2018, 2017 and 2016 our board of directors declared quarterly dividends of $0.12 per share of outstanding common stock. In December 2018, the board of directors approved our 2019 dividend policy which anticipates a quarterly dividend payment of $0.12 per share for 2019. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
INFLATION
We rely entirely on the performance of our hotel properties and the ability of the hotel properties’ managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates rather quickly, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, real estate and personal property taxes, property and casualty insurance, labor costs and utilities are subject to inflation as well.
SEASONALITY
Our hotel properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our hotel properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The table below summarizes our future obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases with regard to our continuing operations and capital commitments, each as of December 31, 2018 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$669,233	$2,718,153	$402,101	$176,750	$3,966,237
Estimated interest obligations (1)	217,027	117,222	35,655	6,094	375,998
Operating lease obligations	2,643	4,885	4,546	121,697	133,771
Capital commitments	68,593	—	—	—	68,593
Total contractual obligations	$957,496	$2,840,260	$442,302	$304,541	$4,544,599
_________________________

(1)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2018.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2020 through 2039. See note 13 to our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are fully described in note 2 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. We recorded impairment charges of $23.4 million, $10.2 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. See note 6 to our consolidated financial statements.
Depreciation and Amortization—Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated lives could affect depreciation and amortization expense and net income (loss) as well as resulting gains or losses on potential hotel sales.

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
Assets Held for Sale—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity that represents a strategic shift that has (or will have) a major effect on our operations and cash flows. Depreciation and amortization will cease as of the date assets have met the criteria to be deemed held for sale. See note 6 to our consolidated financial statements.
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions. See note 17 to our consolidated financial statements.
At December 31, 2018 and 2017, we recorded a valuation allowance of $10.0 million and $6.2 million, respectively on the net deferred tax assets of our taxable REIT subsidiaries. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. At December 31, 2018, we had net operating loss carryforwards for federal income tax purposes of $10.1 million, which begin to expire in 2029. The entirety of the $10.1 million net operating loss carryforwards are attributable to acquired subsidiaries and subject to substantial limitation on their use. Management determined that it is more likely than not that as of December 31, 2018, $10.0 million of our net deferred tax assets will not be realized, and a valuation allowance has been recorded accordingly. At December 31, 2018, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $426.0 million, based on the latest filed tax return, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2036.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2014 through 2018 remain subject to potential examination by certain federal and state taxing authorities.
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 16.3% to 25.0% at December 31, 2018, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity earnings (loss) in unconsolidated entities. No such impairment was recorded for the years ended December 31, 2018, 2017 and 2016.
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
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. None of our derivative instruments are designated as cash flow hedges. Interest rate derivatives, credit default swaps and options on futures contracts are reported as “derivative assets, net” in the consolidated balance sheets. For interest rate derivatives, credit default swaps and options on futures contracts, changes in fair value and realized gains and losses are recognized in earnings as “unrealized gain (loss) on derivatives” and “other income (expense),” respectively, in the consolidated statements of operations. Accrued interest on interest rate derivatives is included in “accounts receivable, net” in the consolidated balance sheets.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update replaces most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. This standard, referred to as “Topic 606,” does not materially affect the amount or timing of revenue recognition for revenues from rooms, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations. Therefore, Topic 606 does not impact the recognition of hotel sales. We adopted this standard effective January 1, 2018, under the modified retrospective method, and the adoption of this standard did not have a material impact on our consolidated financial statements. See related disclosures in note 3.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. We adopted this standard effective January 1, 2018. Under the new standard, certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions). Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. We concluded that our hotel acquisitions completed in 2018 are acquisitions of assets because substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset or a group of similar identifiable assets. As such, acquisition costs were capitalized as part of the transaction. See note 4.
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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and aligns the guidance for share-based payments to non-employees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2018-07 effective July 1, 2018. The adoption of ASU 2018-07 has a material impact on our consolidated financial statements because the compensation expense related to our equity awards is now determined based on the grant date fair value of the awards and will be ratably recognized over the service period as the service is rendered as opposed to being marked-to-market in periods prior to adoption. For all existing equity awards, future equity-based compensation expense is based on the fair value of the awards on July 1, 2018.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantees, the rate implicit in the lease, lease terms and the purchase options. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis. The accounting for leases under which we are the lessor remains largely unchanged. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations. We disclosed $133.8 million in undiscounted future minimum rentals due under non-cancelable leases in note 13. We are involving our property managers and implementing repeatable processes to manage ongoing lease data collection and analysis, and evaluating accounting policies and internal controls that will be impacted by the new standards. We have also engaged a third party valuation expert to assist us in determining the value of our ROU assets and operating lease liabilities including the determination of our incremental borrowing rate. We will use the transition method that includes the practical expedient that allows us to not reevaluate or recast prior periods upon adoption effective January 1, 2019.
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
EBITDA is defined as net income (loss) before interest expense and amortization of premiums and loan costs, net, depreciation and amortization, income taxes, equity in earnings/loss of unconsolidated entities and after the Company’s portion of EBITDA of unconsolidated entities. In addition, we include impairment charges on real estate and gain/loss on sale of hotel properties to calculate EBITDAre, as defined by NAREIT.
We then further adjust EBITDAre to exclude certain additional items such as uninsured hurricane related costs, gain/loss on insurance settlements, write-off of premiums, loan costs and exit fees, other income/expense, net, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, software implementation costs, and non-cash items such as amortization of unfavorable contract liabilities, non-cash stock/unit-based compensation, other impairment charges, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(156,309)	$(88,760)	$(58,782)
Interest expense and amortization of premiums and loan costs, net	236,786	222,631	223,967
Depreciation and amortization	258,458	246,731	243,863
Income tax expense (benefit)	2,782	(2,218)	1,532
Equity in (earnings) loss of unconsolidated entities	(867)	5,918	1,048
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	3,445	(1,666)	180
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(572)	(498)	(303)
EBITDA	343,723	382,138	411,505
Impairment charges on real estate	23,391	10,153	18,316
(Gain) loss on sale of hotel properties	(475)	(14,030)	(31,599)
EBITDAre	366,639	378,261	398,222
Amortization of unfavorable contract liabilities	(155)	(1,535)	(2,101)
Uninsured hurricane related costs	(291)	2,829	—
(Gain) loss on insurance settlements	(928)	(192)	(456)
Other impairment charges	—	—	(500)
Write-off of premiums, loan costs and exit fees	8,847	2,845	12,702
Other (income) expense, net	539	3,422	4,517
Transaction, acquisition and management conversion costs	863	4,299	1,778
Legal judgment and related legal costs	1,084	4,199	1,176
Unrealized (gain) loss on marketable securities	1,013	4,649	(4,946)
Unrealized (gain) loss on derivatives	2,178	2,802	2,534
Dead deal costs	291	9	391
Software implementation costs	—	1,034	—
Non-cash stock/unit-based compensation	26,939	12,287	9,672
Company’s portion of (gain) loss of AQUA U.S. Fund	—	(52)	5,062
Company’s portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	4,479	6,790	3,729
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	17	13	8
Adjusted EBITDAre	$411,515	$421,660	$431,788

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes extinguishment of issuance costs upon redemption of preferred stock, write-off of premiums, loan costs and exit fees, other impairment charges, uninsured hurricane related costs, other income/expense, transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, software implementation costs, tax reform, and non-cash items such as gain/loss on insurance settlements, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, amortization of loan costs, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(156,309)	$(88,760)	$(58,782)
(Income) loss from consolidated entities attributable to noncontrolling interests	30	110	14
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	29,313	21,642	12,483
Preferred dividends	(42,577)	(44,761)	(36,272)
Extinguishment of issuance costs upon redemption of preferred stock	—	(10,799)	(6,124)
Net income (loss) available to common stockholders	(169,543)	(122,568)	(88,681)
Depreciation and amortization on real estate	258,227	246,490	243,617
(Gain) loss on sale of hotel properties	(475)	(14,030)	(31,599)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(29,313)	(21,642)	(12,483)
Equity in (income) loss of unconsolidated entities	(867)	5,918	1,048
Impairment charges on real estate	23,391	10,153	18,316
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	1,524	(5,410)	(380)
Company’s portion of FFO of unconsolidated entities (OpenKey)	(581)	(505)	(306)
FFO available to common stockholders and OP unitholders	82,363	98,406	129,532
Extinguishment of issuance costs upon redemption of preferred stock	—	10,799	6,124
Write-off of premiums, loan costs and exit fees	8,847	2,845	12,702
(Gain) loss on insurance settlements	(928)	(192)	—
Other impairment charges	—	—	(500)
Uninsured hurricane related costs	(291)	2,829	—
Other (income) expense, net	539	3,422	4,517
Transaction, acquisition and management conversion costs	863	4,299	1,778
Legal judgment and related legal costs	1,084	4,199	1,176
Unrealized (gain) loss on marketable securities	1,013	4,649	(4,946)
Unrealized (gain) loss on derivatives	2,178	2,802	2,534
Dead deal costs	291	9	391
Software implementation costs	—	1,034	—
Non-cash stock/unit-based compensation	26,939	12,287	9,672
Tax reform	—	(1,080)	—
Amortization of loan costs	21,435	13,213	24,091
Company’s portion of unrealized loss of AQUA U.S. Fund	—	(52)	5,062
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	907	9,374	3,729
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	21	13	8
Adjusted FFO available to common stockholders and OP unitholders	$145,261	$168,856	$195,870

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2018, our total indebtedness of $4.0 billion included $3.6 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2018, would be approximately $9.0 million annually. Interest rate changes have no impact on the remaining $347.4 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2018, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $7.5 million at December 31, 2018.
We hold interest rate floors with notional amounts totaling $28.8 billion and strike rates ranging from (0.25)% to 2.00%. Our total exposure is capped at our initial upfront costs totaling $10.2 million. These instruments have termination dates ranging from March 2019 to November 2021.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Trust, Inc. and subsidiaries
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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

/s/ BDO USA LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 1, 2019

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Investments in hotel properties, net	$4,105,219	$4,035,915
Cash and cash equivalents	319,210	354,805
Restricted cash	120,602	116,787
Marketable securities	21,816	26,926
Accounts receivable, net of allowance of $485 and $770, respectively	37,060	44,257
Inventories	4,224	4,244
Investment in unconsolidated entities	4,489	2,955
Deferred costs, net	3,449	2,777
Prepaid expenses	19,982	19,269
Derivative assets, net	2,396	2,010
Other assets	15,923	14,152
Intangible asset, net	9,824	9,943
Due from third-party hotel managers	21,760	17,387
Assets held for sale	—	18,423
Total assets	$4,685,954	$4,669,850
Liabilities and Equity
Liabilities:
Indebtedness, net	$3,927,266	$3,696,300
Accounts payable and accrued expenses	136,757	132,401
Dividends payable	26,794	25,045
Due to Ashford Inc., net	23,034	15,146
Due to related party, net	1,477	1,067
Due to third-party hotel managers	2,529	2,431
Intangible liabilities, net	15,483	15,839
Derivative liabilities, net	50	—
Other liabilities	18,716	18,376
Liabilities related to assets held for sale	—	13,977
Total liabilities	4,152,106	3,920,582
Commitments and contingencies (note 13)
Redeemable noncontrolling interests in operating partnership	80,743	116,122
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 2,389,393 shares issued and outstanding at December 31, 2018 and 2017	24	24
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at December 31, 2018 and 2017	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at December 31, 2018 and 2017	62	62
Series H Cumulative Preferred Stock, 3,800,000 shares issued and outstanding at December 31, 2018 and 2017	38	38
Series I Cumulative Preferred Stock, 5,400,000 shares issued and outstanding at December 31, 2018 and 2017	54	54
Common stock, $0.01 par value, 400,000,000 shares authorized, 101,035,530 and 97,409,113 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,010	974
Additional paid-in capital	1,814,273	1,784,997
Accumulated deficit	(1,363,020)	(1,153,697)
Total stockholders’ equity of the Company	452,489	632,500
Noncontrolling interests in consolidated entities	616	646
Total equity	453,105	633,146
Total liabilities and equity	$4,685,954	$4,669,850
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue
Rooms	$1,134,687	$1,143,135	$1,180,199
Food and beverage	224,311	234,777	253,211
Other	67,782	58,204	56,891
Total hotel revenue	1,426,780	1,436,116	1,490,301
Other	4,009	3,154	1,742
Total revenue	1,430,789	1,439,270	1,492,043
Expenses
Hotel operating expenses:
Rooms	248,139	248,643	255,317
Food and beverage	156,902	161,683	172,530
Other expenses	442,463	444,322	455,818
Management fees	53,078	52,653	54,734
Total hotel expenses	900,582	907,301	938,399
Property taxes, insurance and other	78,355	73,579	73,457
Depreciation and amortization	258,458	246,731	243,863
Impairment charges	23,391	10,153	17,816
Transaction costs	11	14	77
Advisory services fee	69,122	53,199	54,361
Corporate, general and administrative	10,931	13,288	8,366
Total expenses	1,340,850	1,304,265	1,336,339
Gain (loss) on sale of hotel properties	475	14,030	31,599
Operating income (loss)	90,414	149,035	187,303
Equity in earnings (loss) of unconsolidated entities	867	(5,866)	(6,110)
Interest income	3,952	2,202	331
Other income (expense)	64	(3,422)	(4,517)
Interest expense and amortization of premiums and loan costs	(236,786)	(222,631)	(223,967)
Write-off of loan costs and exit fees	(8,847)	(2,845)	(12,702)
Unrealized gain (loss) on marketable securities	(1,013)	(4,649)	4,946
Unrealized gain (loss) on derivatives	(2,178)	(2,802)	(2,534)
Income (loss) before income taxes	(153,527)	(90,978)	(57,250)
Income tax benefit (expense)	(2,782)	2,218	(1,532)
Net income (loss)	(156,309)	(88,760)	(58,782)
(Income) loss from consolidated entities attributable to noncontrolling interests	30	110	14
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	29,313	21,642	12,483
Net income (loss) attributable to the Company	(126,966)	(67,008)	(46,285)
Preferred dividends	(42,577)	(44,761)	(36,272)
Extinguishment of issuance costs upon redemption of preferred stock	—	(10,799)	(6,124)
Net income (loss) attributable to common stockholders	$(169,543)	$(122,568)	$(88,681)
Income (loss) per share – basic and diluted:
Basic:
Net income (loss) attributable to common stockholders	$(1.75)	$(1.30)	$(0.95)
Weighted average common shares outstanding – basic	97,282	95,207	94,426
Diluted:
Net income (loss) attributable to common stockholders	$(1.75)	$(1.30)	$(0.95)
Weighted average common shares outstanding – diluted	97,282	95,207	94,426
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(156,309)	$(88,760)	$(58,782)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—
Total comprehensive income (loss)	(156,309)	(88,760)	(58,782)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	30	110	14
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	29,313	21,642	12,483
Comprehensive income (loss) attributable to the Company	$(126,966)	$(67,008)	$(46,285)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Stock																Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2016	1,657	$17	9,469	$95	4,630	$46	—	$—	—	$—	—	$—	—	$—	95,471	$955	$1,597,194	$(787,221)	$770	$811,856	$118,449
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(124)	(1)	(728)	—	—	(729)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,746	—	—	5,746	3,926
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	862	8	(8)	—	—	—	66
Redemption of preferred shares	—	—	—	—	(4,630)	(46)	—	—	—	—	—	—	—	—	—	—	(109,580)	(6,124)	—	(115,750)	—
Issuances of preferred shares	—	—	—	—	—	—	4,800	48	6,200	62	—	—	—	—	—	—	265,510	—	—	265,620	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(46,292)	—	(46,292)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,542)	—	(3,542)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,002)	—	(20,002)	—
Dividends declared - preferred shares- Series E	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,280)	—	(6,280)	—
Dividends declared - preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,130)	—	(4,130)
Dividends declared - preferred shares- Series G	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,318)	—	(2,318)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,988)
Redemption of operating partnership units for sale of hotel property	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,718	—	—	4,718	(16,423)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	215	2	1,598	(2,571)	—	(971)	971
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(49,250)	—	(49,250)	49,250
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(46,285)	(14)	(46,299)	(12,483)
Balance at December 31, 2016	1,657	$17	9,469	$95	—	$—	4,800	$48	6,200	$62	—	$—	—	$—	96,377	$964	$1,764,450	$(974,015)	$756	$792,377	$132,768
Purchases of common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(203)	(2)	(1,270)	—	—	(1,272)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,227	—	—	7,227	5,060
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(56)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,271	12	(12)	—	—	—	94
Redemption of preferred shares	(1,657)	(17)	(7,080)	(71)	—	—	—	—	—	—	—	—	—	—	—	—	(207,538)	(10,799)	—	(218,425)	—
Issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	3,800	38	5,400	54	—	—	221,979	—	—	222,071	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,104)	—	(47,104)	—
Dividends declared - preferred shares- Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,539)	—	(2,539)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,211)	—	(18,211)	—
Dividends declared – preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,849)	—	(8,849)	—

	Preferred Stock																Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series E		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Dividends declared – preferred shares- Series G	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,430)	—	(11,430)	—
Dividends declared – preferred shares- Series H	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,494)	—	(2,494)	—
Dividends declared – preferred shares- Series I	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,238)	—	(1,238)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,007)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	20	—	161	—	—	161	(161)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,010)	—	(10,010)	10,010
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,008)	(110)	(67,118)	(21,642)
Balance at December 31, 2017	—	$—	2,389	$24	—	$—	4,800	$48	6,200	$62	3,800	$38	5,400	$54	97,409	$974	$1,784,997	$(1,153,697)	$646	$633,146	$116,122
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(249)	(3)	(1,595)	—	—	(1,598)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,098	—	—	16,098	10,841
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,490	15	108	—	—	123	53
Issuance of common stock (net)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,434	24	14,665	—	—	14,689	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,951)	—	(47,951)	—
Dividends declared - preferred shares- Series D	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,047)	—	(5,047)	—
Dividends declared – preferred shares- Series F	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,849)	—	(8,849)	—
Dividends declared – preferred shares- Series G	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,431)	—	(11,431)	—
Dividends declared – preferred shares- Series H	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,125)	—	(7,125)	—
Dividends declared – preferred shares- Series I	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,125)	—	(10,125)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,789)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,171	—	8,171	(8,171)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(126,966)	(30)	(126,996)	(29,313)
Balance at December 31, 2018	—	$—	2,389	$24	—	$—	4,800	$48	6,200	$62	3,800	$38	5,400	$54	101,036	$1,010	$1,814,273	$(1,363,020)	$616	$453,105	$80,743
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(156,309)	$(88,760)	$(58,782)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	258,458	246,731	243,863
Impairment charges	23,391	10,153	17,816
Amortization of intangibles	(237)	(238)	(156)
Recognition of deferred income	(577)	(869)	—
Write-off of intangibles	—	—	564
Deferred income tax expense (benefit)	135	2,324	—
Bad debt expense	2,148	2,185	1,185
Equity in (earnings) loss of unconsolidated entities	(867)	5,866	6,110
(Gain) loss on sale of hotel properties, net	(475)	(14,030)	(31,599)
Realized and unrealized (gain) loss on trading securities	924	3,678	(4,946)
Purchases of marketable securities	(12,228)	(54,793)	(48,239)
Sales of marketable securities	16,414	77,374	—
(Gain) loss on insurance settlement	(928)	—	(456)
Net settlement of trading derivatives	648	(5,035)	(5,866)
Payments for derivatives	—	—	(230)
Realized and unrealized (gains) losses on derivatives	2,178	7,510	6,116
Amortization of loan costs and premiums, write-off of loan costs, premiums and exit fees	30,012	14,190	34,696
Equity-based compensation	26,939	12,287	9,672
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	5,553	2,037	(880)
Prepaid expenses and other assets	(1,946)	(4,762)	(7,453)
Accounts payable and accrued expenses	376	(5,316)	1,670
Due to/from related party	(574)	944	(610)
Due to/from third-party hotel managers	(4,214)	(4,353)	9,731
Due to/from Braemar OP, net	—	(488)	1,016
Due to/from Ashford Inc., net	(8,793)	(570)	5,860
Other liabilities	1,532	1,317	641
Net cash provided by (used in) operating activities	181,560	207,382	179,723
Cash Flows from Investing Activities
Investment in unconsolidated entity	(667)	(984)	(2,321)
Proceeds from payments on notes receivable	—	—	4,246
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	(162,593)	(363)	(3,339)
Improvements and additions to hotel properties	(207,325)	(221,960)	(204,040)
Net proceeds from sale of assets and hotel properties	40,629	105,267	181,754
Payments for initial franchise fees	(329)	(225)	(30)
Liquidation of U.S. AQUA Fund	—	50,942	—
Proceeds from property insurance	651	3,442	1,872
Net cash provided by (used in) investing activities	(329,634)	(63,881)	(21,858)
Cash Flows from Financing Activities
Borrowings on indebtedness	2,705,769	704,800	487,500
Repayments of indebtedness	(2,463,100)	(754,836)	(559,037)
Payments for loan costs and exit fees	(55,555)	(13,871)	(20,156)
Payments for dividends and distributions	(97,445)	(101,592)	(91,465)
Purchases of common stock	(1,598)	(1,272)	(729)
Redemption of preferred stock	—	(218,425)	(115,750)
Payments for derivatives	(3,162)	(871)	(199)
Proceeds from common stock offering	14,752	—	—
Proceeds from preferred stock offerings	—	222,071	265,620
Deposit on ERFP assets	16,100	—	—
Other	53	94	66
Net cash provided by (used in) financing activities	115,814	(163,902)	(34,150)
Net change in cash and cash equivalents	(32,260)	(20,401)	123,715
Cash, cash equivalents and restricted cash at beginning of year	472,072	492,473	368,758
Cash, cash equivalents and restricted cash at end of year	$439,812	$472,072	$492,473

	Year Ended December 31,
	2018	2017	2016
Supplemental Cash Flow Information
Interest paid	$215,344	$210,644	$201,895
Income taxes paid (received), net	1,890	(253)	1,882

Supplemental Disclosure of Investing and Financing Activities
Accrued but unpaid capital expenditures	$23,615	$19,456	$11,402
Dividends and distributions declared but not paid	26,794	25,045	24,765
Non-cash dividends paid	123	—	—
Assumption of debt	—	—	23,850
Redemption of operating partnership units for sale of hotel property	—	—	11,705

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$354,805	$347,091	$215,078
Cash and cash equivalents at beginning of period included in assets held for sale	78	976	—
Restricted cash at beginning of period	116,787	144,014	153,680
Restricted cash at beginning of period included in assets held for sale	402	392	—
Cash, cash equivalents and restricted cash at beginning of period	$472,072	$492,473	$368,758

Cash and cash equivalents at end of period	$319,210	$354,805	$347,091
Cash and cash equivalents at end of period included in assets held for sale	—	78	976
Restricted cash at end of period	120,602	116,787	144,014
Restricted cash at end of period included in assets held for sale	—	402	392
Cash, cash equivalents and restricted cash at end of period	$439,812	$472,072	$492,473
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018, 2017 and 2016
1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”) focused on investing opportunistically in the hospitality industry with a focus predominantly on full-service upscale and upper upscale hotels in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average, and in all methods including direct real estate, equity, and debt. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. In this report, terms such as the “Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott, and Intercontinental Hotel Group. As of December 31, 2018, we owned interests in the following assets:

•
119 consolidated hotel properties, including 117 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 25,087 total rooms (or 25,060 net rooms excluding those attributable to our partner);

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);

•	a 25.0% ownership in Ashford Inc. common stock with a carrying value of $1.9 million and a fair value of $31.0 million; and

•	a 16.3% ownership in OpenKey with a carrying value of $2.6 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2018, our 119 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of December 31, 2018, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 81 of our 119 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include project management services, mortgage placement services, audiovisual services, real estate advisory services, investment management services and mobile key technology. See note 20.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following acquisitions and dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
5-hotel portfolio	Various	Disposition	June 1, 2016
Hampton Inn & Suites	Gainesville, FL	Disposition	September 1, 2016
SpringHill Suites Gaithersburg	Gaithersburg, MD	Disposition	October 1, 2016
2-hotel portfolio	Palm Desert, CA	Disposition	October 7, 2016
Renaissance	Portsmouth, VA	Disposition	February 1, 2017
Embassy Suites	Syracuse, NY	Disposition	March 6, 2017
Crowne Plaza Ravinia	Atlanta, GA	Disposition	June 29, 2017
SpringHill Suites	Glen Allen, VA	Disposition	February 20, 2018
SpringHill Suites	Centreville, VA	Disposition	May 1, 2018
Residence Inn Tampa	Tampa, FL	Disposition	May 10, 2018
Hilton Alexandria Old Town	Alexandria, VA	Acquisition	June 29, 2018
La Posada de Santa Fe	Santa Fe, NM	Acquisition	October 31, 2018
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
Marketable Securities—Marketable securities include U.S. treasury bills and publicly traded equity securities. All of these investments are recorded at fair value. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “marketable securities.” Net investment income, including interest income (expense), dividends, and realized gains and losses, is reported as a component of “other income (expense).” Unrealized gains and losses on these investments are reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
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
Inventories—Inventories, which primarily consist of food, beverages, and gift store merchandise, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. We recorded impairment charges of $23.4 million, $10.2 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. See note 6.
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
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 16.3% to 25.0%, at December 31, 2018, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entities. No such impairment was recorded for the years ended December 31, 2018, 2017 and 2016.
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
Deferred Costs, net—Debt issuance costs are reflected as a direct reduction to the related debt obligation on our consolidated balance sheets. Debt issuance costs associated with our secured revolving credit facility are presented as an asset on our consolidated balance sheets. Debt issuance costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight line basis over the terms of the related franchise agreements and are presented as an asset on our consolidated balance sheets. See notes 7 and 9.
Intangible Assets and Liabilities—Intangible assets and liabilities represent the assets and liabilities recorded on certain hotel properties’ ground lease contracts that were below or above market rates at the date of acquisition. These assets and liabilities are amortized using the straight line method over the remaining terms of the respective lease contracts. See note 8.
Derivative Instruments and Hedging—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floor, and flooridors. We also use credit default swaps to hedge financial and capital market risk. All of our derivatives are subject to master- netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. We also purchase options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are made good.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. None of our derivative instruments are designated as cash flow hedges. Interest rate derivatives, credit default swaps and options on futures contracts are reported as “derivative assets, net” in the consolidated balance sheets. For interest rate derivatives, credit default swaps and options on futures contracts, changes in fair value and realized gains and losses are recognized in earnings as “unrealized gain (loss) on derivatives” and “other income (expense),” respectively, in the consolidated statements of operations. Accrued interest on interest rate derivatives is included in “accounts receivable, net” in the consolidated balance sheets. Changes in fair value and realized gains and losses are recognized in earnings as “unrealized gain (loss) on derivatives” and “other income (expense)”, respectively, in the consolidated statements of operations.
Due to/from Related Party—Due to/from related party represents current receivables and payables resulting from transactions related to hotel management with a related party. As of December 31, 2017 it also included current receivables/payables resulting from transactions related to project management and market services with a related party. Due to/from related party is generally settled within a period not exceeding one year.
Due to/from Ashford Inc.—Due to/from Ashford Inc. represents current receivables and payables resulting from the advisory services fee, including reimbursable expenses as well as other hotel products and services. See note 20. Due to/from Ashford Inc. is generally settled within a period not exceeding one year.
Due to/from Third-Party Hotel Managers—Due to/from third-party hotel managers primarily consists of amounts due from Marriott related to our cash reserves held at the Marriott corporate level related to our operations, real estate taxes and other items. Due to/from third-party hotel managers also represents current receivables and payables resulting from transactions related to hotel management. Due to/from third-party hotel managers is generally settled within a period not exceeding one year.
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
The noncontrolling interests in consolidated entities represent ownership interests of 15% in two hotel properties held by one joint venture at December 31, 2018 and 2017, and is reported in equity in the consolidated balance sheets.
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
Revenue Recognition—Prior to the adoption of Topic 606 on January 1, 2018, hotel revenues, including rooms, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, were recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities were not recorded in revenue. Interest income has been recognized when earned.
On January 1, 2018, we adopted Topic 606 using the modified retrospective method.
Rooms revenue represents revenue from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Food & Beverage (“F&B”) revenue consists of revenue from the restaurants and lounges at our hotel properties, in-room dining and mini-bars revenue, and banquet/catering revenue from group and social functions. Other F&B revenue may include revenue from audiovisual equipment/services, rental of function rooms, and other F&B related revenue. Revenue is recognized as the services or products are provided. Our hotel properties may employ third parties to provide certain services at the property, for example, audiovisual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenue as appropriate (i.e. gross vs. net).
Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, resort and destination fees, spas, parking, entertainment and other guest services, as well as rental revenue primarily from leased retail outlets at our hotel properties. Cancellation fees are recognized from non-cancellable deposits when the customer provides notification of cancellation in accordance with established management policy time frames.
Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned. See note 3.
Other Hotel Expenses—Other hotel expenses include Internet, telephone charges, guest laundry, valet parking, and hotel-level general and administrative fees, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2018, 2017 and 2016, we incurred advertising costs of $8.5 million, $7.5 million and $6.4 million, respectively. Advertising costs related to continuing operations are included in “other” hotel expenses in the accompanying consolidated statements of operations.
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
Depreciation and Amortization—Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation and amortization expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2014 through 2018 remain subject to potential examination by certain federal and state taxing authorities.
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
Reclassifications—As part of the SEC’s Disclosure Update Simplification Project, in 2018, the SEC issued a final rule that eliminated Rule 3-15(a)(1) gain (loss) on sale of hotel properties by REITs to resolve inconsistencies in the presentation requirements in US GAAP. With the elimination of the SEC rule allowing for alternate presentation, our statements of operations must be in accordance with ASC 360-10-45-5. As a result, we have presented “gain (loss) on sale of hotel properties” as a component of “operating income (loss)” for all periods presented.
Recently Adopted Accounting Standards—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update replaces most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. This standard, referred to as “Topic 606,” does not materially affect the amount or timing of revenue recognition for revenues from rooms, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations. Therefore, Topic 606 does not impact the recognition of hotel sales. We adopted this standard effective January 1, 2018, under the modified retrospective method, and the adoption of this standard did not have a material impact on our consolidated financial statements. See related disclosures in note 3.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. We adopted this standard effective January 1, 2018. Under the new standard, certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions). Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. We concluded that our hotel acquisitions completed in 2018 are acquisitions of assets because substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset or a group of similar identifiable assets. As such, acquisition costs were capitalized. See note 4.
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective method. We adopted this standard effective January 1, 2018, under the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and aligns the guidance for share-based payments to non-employees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2018-07 effective July 1, 2018. The adoption of ASU 2018-07 has a material impact on our consolidated financial statements because the compensation expense related to our equity awards is now determined based on the grant date fair value of the awards and will be ratably recognized over the service period as the service is rendered as opposed to being marked-to-market in periods prior to adoption. For all existing equity awards, future equity-based compensation expense is based on the fair value of the awards on July 1, 2018. See the Equity-Based Compensation section included above for further details.
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis. The accounting for leases under which we are the lessor remains largely unchanged. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of lease obligations which is estimated to be between $39.0 million and $47.6 million. This amount includes intangible assets and liabilities of $9.0 million and $13.0 million, respectively, primarily related to the ground leases and other operating leases, respectively, that we will reclass to the ROU asset as of January 1, 2019. We disclosed $133.8 million in undiscounted future minimum rentals due under non-cancelable leases in note 13. We have also engaged a third party valuation expert to assist us in determining the value of our ROU assets and operating lease liabilities including the determination of our incremental borrowing rate. We will use the transition method that includes the practical expedient that allows us to not reevaluate or recast prior periods upon adoption effective January 1, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
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
3. Revenue
On January 1, 2018, we adopted Topic 606 using the modified retrospective method. As the adoption of this standard did not have a material impact on our consolidated financial statements, no adjustments to opening retained earnings were made as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605-Revenue Recognition.
Rooms revenue represents revenue from the occupancy of our hotel rooms and is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.
F&B revenue consists of revenue from the restaurants and lounges at our hotel properties, in-room dining and mini-bars revenue, and banquet/catering revenue from group and social functions. Other F&B revenue may include revenue from audiovisual equipment/services, rental of function rooms, and other F&B related revenue. Revenue is recognized as the services or products are provided. Our hotel properties may employ third parties to provide certain services at the property, for example, audiovisual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenue as appropriate (i.e. gross vs. net).
Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, resort and destination fees, spas, parking, entertainment and other guest services, as well as rental revenue primarily consisting of leased retail outlets at our hotel properties. Attrition and cancellation fees are recognized from non-cancellable deposits when the customer provides notification of cancellation in accordance with established management policy time frames. For the years ended December 31, 2018, 2017, and 2016, we recorded $2.6 million, $0, and $0 of business interruption income for the St. Petersburg Hilton and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$66,688	$17,060	$5,217	$—	$88,965
Boston, MA Area	3	60,232	7,725	3,468	—	71,425
Dallas / Ft. Worth Area	7	61,910	16,746	3,602	—	82,258
Houston, TX Area	3	26,783	9,214	854	—	36,851
Los Angeles, CA Metro Area	6	77,976	15,645	4,702	—	98,323
Miami, FL Metro Area	3	28,366	9,009	997	—	38,372
Minneapolis / St. Paul, MN / WI Area	4	36,138	9,618	4,602	—	50,358
Nashville, TN Area	1	50,120	13,116	1,783	—	65,019
New York / New Jersey Metro Area	6	74,441	23,029	2,899	—	100,369
Orlando, FL Area	3	28,966	1,570	1,325	—	31,861
Philadelphia, PA Area	3	24,385	4,534	869	—	29,788
San Diego, CA Area	2	18,392	1,075	971	—	20,438
San Francisco/Oakland, CA Metro Area	6	81,368	7,726	2,562	—	91,656
Tampa, FL Area	2	22,896	6,459	1,542	—	30,897
Washington D.C. / MD / VA Area	9	113,902	23,673	6,695	—	144,270
Other Areas	52	354,177	57,981	24,377	—	436,535
Orlando WorldQuest	—	4,429	130	1,188	—	5,747
Sold properties	3	3,518	1	129	—	3,648
Corporate	—	—	—	—	4,009	4,009
Total	122	$1,134,687	$224,311	$67,782	$4,009	$1,430,789

	Year Ended December 31, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$67,463	$17,526	$4,979	$—	$89,968
Boston, MA Area	3	58,719	8,265	3,217	—	70,201
Dallas / Ft. Worth Area	7	61,086	16,887	3,258	—	81,231
Houston, TX Area	3	27,965	9,162	738	—	37,865
Los Angeles, CA Metro Area	6	77,224	15,503	4,592	—	97,319
Miami, FL Metro Area	3	28,833	9,057	992	—	38,882
Minneapolis / St. Paul, MN / WI Area	4	36,156	9,740	4,391	—	50,287
Nashville, TN Area	1	50,530	16,979	1,629	—	69,138
New York / New Jersey Metro Area	6	73,670	24,876	2,528	—	101,074
Orlando, FL Area	3	30,053	1,851	736	—	32,640
Philadelphia, PA Area	3	23,434	4,052	725	—	28,211
San Diego, CA Area	2	18,044	1,512	769	—	20,325
San Francisco/Oakland, CA Metro Area	6	77,713	8,073	2,033	—	87,819
Tampa, FL Area	3	23,775	6,699	760	—	31,234
Washington D.C. / MD / VA Area	9	111,928	23,896	5,094	—	140,918
Other Areas	52	350,891	57,341	19,978	—	428,210
Orlando WorldQuest	—	4,946	141	1,224	—	6,311
Sold properties	6	20,705	3,217	561	—	24,483
Corporate	—	—	—	—	3,154	3,154
Total	126	$1,143,135	$234,777	$58,204	$3,154	$1,439,270

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year ended December 31, 2016
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	10	$66,971	$18,482	$4,621	$—	$90,074
Boston, MA Area	3	56,194	7,974	3,073	—	67,241
Dallas / Ft. Worth Area	7	61,160	18,398	3,024	—	82,582
Houston, TX Area	3	25,484	9,538	649	—	35,671
Los Angeles, CA Metro Area	6	77,198	15,348	4,312	—	96,858
Miami, FL Metro Area	3	27,979	8,749	881	—	37,609
Minneapolis / St. Paul, MN / WI Area	4	38,712	11,113	4,336	—	54,161
Nashville, TN Area	1	48,674	19,421	1,507	—	69,602
New York / New Jersey Metro Area	6	71,647	25,504	1,809	—	98,960
Orlando, FL Area	3	28,062	1,902	681	—	30,645
Philadelphia, PA Area	3	24,272	4,513	883	—	29,668
San Diego, CA Area	2	17,785	2,063	514	—	20,362
San Francisco/Oakland, CA Metro Area	6	76,306	8,886	2,179	—	87,371
Tampa, FL Area	3	23,136	6,834	771	—	30,741
Washington D.C. / MD / VA Area	9	108,049	22,885	4,879	—	135,813
Other Areas	54	348,833	58,807	19,342	—	426,982
Orlando WorldQuest	—	5,039	151	1,204	—	6,394
Sold properties	15	74,698	12,643	2,226	—	89,567
Corporate	—	—	—	—	1,742	1,742
Total	138	$1,180,199	$253,211	$56,891	$1,742	$1,492,043
4. Investments in Hotel Properties, net
Investments in hotel properties consisted of the following (in thousands):

	December 31,
	2018	2017
Land	$670,362	$653,293
Buildings and improvements	4,062,810	3,895,112
Furniture, fixtures and equipment	504,806	468,420
Construction in progress	37,394	35,273
Condominium properties	12,091	12,196
Total cost	5,287,463	5,064,294
Accumulated depreciation	(1,182,244)	(1,028,379)
Investments in hotel properties, net	$4,105,219	$4,035,915
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $3.6 billion and $3.5 billion as of December 31, 2018 and 2017.
For the years ended December 31, 2018, 2017 and 2016, we recognized depreciation expense of $257.9 million, $246.0 million and $243.6 million, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisitions
Hilton Alexandria Old Town
On June 29, 2018, the Company acquired a 100% interest in the 252-room Hilton Alexandria Old Town in Alexandria, Virginia for $111.0 million before acquisition costs. We accounted for this transaction as an asset acquisition because substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. We allocated the cost of the acquisition including transaction costs to the individual assets acquired and liabilities assumed on a relative fair value basis, which is considered a Level 3 valuation technique, as noted in the following table (in thousands):

Land	$14,459
Buildings and improvements	94,535
Furniture, fixtures and equipment	2,479
$111,473
Net other assets (liabilities)	$194
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) of the hotel property in our consolidated statements of operations for the year ended December 31, 2018 (in thousands):

Year Ended December 31, 2018
Total revenue	$9,418
Net income (loss)	291
La Posada de Santa Fe
On October 31, 2018, the Company acquired a 100% interest in the 157-room La Posada de Santa Fe in Santa Fe, New Mexico for $50.0 million before closing costs. We accounted for this transaction as an asset acquisition because substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. We allocated the cost of the acquisition including transaction costs to the individual assets acquired and liabilities assumed on a relative fair value basis, which is considered a Level 3 valuation technique, as noted in the following table (in thousands):

Land	$8,094
Buildings and improvements	41,222
Furniture, fixtures and equipment	835
$50,151
Net other assets (liabilities)	$366
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) of the hotel property in our consolidated statements of operations for the year ended December 31, 2018 (in thousands):

Year Ended December 31, 2018
Total revenue	$2,255
Net income (loss)	(164)
5. Investment in Unconsolidated Entities
Ashford Inc.
We hold approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 25.0% ownership interest in Ashford Inc., as of December 31, 2018, with a carrying value of $1.9 million and a fair value of $31.0 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the condensed consolidated balance sheets and our ownership interest in Ashford Inc. as of December 31, 2018 and 2017, and the condensed consolidated statements of operations and our equity in earnings (loss) of Ashford Inc. for the years ended December 31, 2018, 2017 and 2016 (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Total assets	$379,005	$114,810
Total liabilities	108,726	78,742
Series B cumulative convertible preferred stock	200,847	—
Redeemable noncontrolling interests	3,531	5,111
Total stockholders’ equity of Ashford Inc.	65,443	30,185
Noncontrolling interests in consolidated entities	458	772
Total equity	65,901	30,957
Total liabilities and equity	$379,005	$114,810
Our ownership interest in Ashford Inc.	$1,896	$437
Ashford Inc.
Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
Total revenue	$195,520	$81,573	$67,607
Total expenses	(196,359)	(92,095)	(70,064)
Operating income (loss)	(839)	(10,522)	(2,457)
Realized and unrealized gain (loss) on investment in unconsolidated entity, net	—	—	(1,460)
Realized and unrealized gain (loss) on investments, net	—	(91)	(7,787)
Interest expense and loan amortization costs	(1,200)	(122)	—
Other income (expense)	(505)	264	81
Income tax benefit (expense)	10,364	(9,723)	(780)
Net income (loss)	7,820	(20,194)	(12,403)
(Income) loss from consolidated entities attributable to noncontrolling interests	924	358	8,860
Net (income) loss attributable to redeemable noncontrolling interests	1,438	1,484	1,147
Net income (loss) attributable to Ashford Inc.	10,182	(18,352)	(2,396)
Preferred dividends	(4,466)	—	—
Amortization of preferred stock discount	(730)	—	—
Net income attributable to common stockholders	$4,986	$(18,352)	$(2,396)
Our equity in earnings (loss) of Ashford Inc.	$1,459	$(5,437)	$(743)
AQUA U.S. Fund
In June 2015, for consideration of certain marketable securities, we obtained a 52.4% ownership interest in the AQUA U.S. Fund. The AQUA U.S. Fund was managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. The AQUA U.S. Fund was consolidated by Ashford Inc. During the first quarter of 2017, we liquidated our investment in the AQUA U.S. Fund subject to a 5% hold back of $2.6 million, which was received during the second quarter of 2017. For the years ended December 31, 2017 and 2016, our equity in earnings (loss) was $52,000 and $(5.1) million, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

OpenKey
In 2016, the Company made investments totaling $2.3 million in OpenKey, which is controlled and consolidated by Ashford Inc., for a 16.2% ownership interest. OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guest rooms. In 2018 and 2017, we made additional investments of $667,000 and $983,000, respectively. As of December 31, 2018, the Company has made investments totaling $4.0 million. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in OpenKey:

	December 31, 2018	December 31, 2017
Carrying value of the investment in OpenKey (in thousands)	$2,593	$2,518
Ownership interest in OpenKey	16.3%	16.2%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Year Ended December 31,
Line Item	2018	2017	2016
Equity in earnings (loss) in unconsolidated entity	$(592)	$(481)	$(305)
6. Hotel Dispositions, Impairment Charges and Insurance Recoveries, and Assets Held for Sale
Hotel Dispositions
On June 1, 2016, the Company sold the Noble Five Hotels, a 5-hotel portfolio of select-service hotel properties for approximately $142.0 million in cash. The sale resulted in a gain of $22.8 million for the year ended December 31, 2016 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The portfolio is comprised of the Courtyard Edison in Edison, New Jersey; the Residence Inn Buckhead in Atlanta, Georgia; the Courtyard Lake Buena Vista, the Fairfield Inn Lake Buena Vista and the SpringHill Suites Lake Buena Vista in Orlando, Florida.
On September 1, 2016, the Company sold the Hampton Inn Gainesville for approximately $26.5 million in cash. The sale resulted in a gain of $1.6 million for the year ended December 31, 2016 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations.
On October 1, 2016, the Company sold the SpringHill Suites in Gaithersburg, Maryland for approximately $13.2 million. The consideration received from the sale was a combination of cash and approximately 2.0 million Class B common units of the Company’s operating partnership. The Class B operating partnership units were redeemed at a price of $5.74 per unit, or a price of $6.05 per common share after taking into account the current conversion factor. The Company also paid off approximately $10.4 million of debt associated with the hotel property. The sale resulted in a loss of $223,000 for the year ended December 31, 2016 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations (see impairment discussion below).
On October 7, 2016, the Company sold the Courtyard and Residence Inn in Palm Desert, California for $36.0 million. The consideration received from the sale was a combination of cash and assumption of approximately $23.8 million of mortgage debt associated with the hotel properties. The sale resulted in a gain of $7.5 million for the year ended December 31, 2016 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations.
On February 1, 2017, the Company sold the Renaissance hotel in Portsmouth, Virginia (“Renaissance Portsmouth”) for approximately $9.2 million in cash. The sale resulted in a loss of $43,000 for the year ended December 31, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $20.2 million of debt associated with the hotel property. See note 9.
On March 6, 2017, the Company sold the Embassy Suites in Syracuse, New York (“Embassy Suites Syracuse”) for approximately $8.8 million in cash. The sale resulted in a loss of $40,000 for the year ended December 31, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $20.6 million of debt associated with the hotel property. See note 9.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 29, 2017, the Company sold the Crowne Plaza Ravinia in Atlanta, Georgia for approximately $88.7 million in cash. The sale resulted in a gain of $14.1 million for the year ended December 31, 2017 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $78.7 million of debt associated with the hotel property. See note 9.
On February 20, 2018, the Company sold the SpringHill Suites in Glen Allen, Virginia for approximately $10.9 million in cash. The sale resulted in a loss of approximately $13,000 for the year ended December 31, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.6 million of debt associated with the hotel property. See note 9.
On May 1, 2018, the Company sold the SpringHill Suites in Centreville, Virginia for approximately $7.5 million in cash. The sale resulted in a gain of approximately $98,000 for the year ended December 31, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $6.6 million of debt associated with the hotel property. See note 9.
On May 10, 2018, the Company sold the Residence Inn in Tampa, Florida for approximately $24.0 million in cash. The sale resulted in a gain of approximately $400,000 for the year ended December 31, 2018 and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations. The Company also repaid approximately $22.5 million of debt associated with the hotel property. See note 9.
We included the results of operations for these hotel properties through the date of disposition in net income (loss) as shown in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively. The following table includes condensed financial information from these hotel properties (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total hotel revenue	$3,648	$24,483	$89,567
Total hotel operating expenses	(2,188)	(17,908)	(59,444)
Gain (loss) on sale of hotel properties	475	14,030	31,713
Operating income (loss)	1,935	20,605	61,836
Property taxes, insurance and other	(235)	(1,166)	(4,354)
Depreciation and amortization	(347)	(4,613)	(13,726)
Impairment charges	(1,939)	(8,220)	(18,316)
Interest income	—	12	1
Interest expense and amortization of loan costs	(525)	(4,092)	(12,377)
Write-off of loan costs and exit fees	(524)	(98)	(5,076)
Income (loss) before income taxes	(1,635)	2,428	7,988
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	239	(377)	(1,157)
Income (loss) before income taxes attributable to the Company	$(1,396)	$2,051	$6,831
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
In 2018, we recorded revenue from business interruption losses associated with lost profits from the hurricanes of $401,000, which is included in “other” hotel revenue in our consolidated statement of operations. We received additional proceeds of $836,000 associated with property damage from the hurricanes during the year ended December 31, 2018. The Company will not record an

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.
In 2018, we recorded a $23.4 million impairment charge, which was comprised of $9.9 million at the San Antonio Marriott, $6.7 million at the Annapolis Crowne Plaza, $5.1 million at the Wisconsin Dells Hilton Garden Inn and $2.0 million at the SpringHill Suites Centreville related to its disposition. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. We also recorded impairment adjustments of $275,000 in 2018 based on changes in estimates of property damages incurred from Hurricanes Harvey and Irma.
In 2017 we recorded impairment charges of $8.2 million related to two hotel properties. The impairment charges occurred at the SpringHill Suites in Centreville, Virginia (“SpringHill Suites Centreville”) and the SpringHill Suites Glen Allen in the amounts of $4.7 million and $3.5 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. The hotel properties were held for sale as of December 31, 2017 and subsequently sold during 2018. See discussion below.
In 2016 we recorded impairment charges of $18.3 million related to three hotel properties. The impairment charges occurred at the SpringHill Suites Gaithersburg, Embassy Suites Syracuse and the Renaissance Portsmouth in the amounts of $5.0 million, $4.1 million and $9.2 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. On October 1, 2016, the Company sold the SpringHill Suites Gaithersburg for approximately $13.2 million.
Assets Held For Sale
At December 31, 2017, the SpringHill Suites Centreville and the SpringHill Suites Glen Allen were classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2.
On February 20, 2018, the Company sold the SpringHill Suites Glen Allen for approximately $10.9 million. The sale resulted in a loss of $13,000 for the year ended December 31, 2018, and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations.
On May 1, 2018, the Company sold the SpringHill Suites Centreville for approximately $7.5 million in cash. We also repaid approximately $6.6 million of principal on our mortgage loan partially secured by the hotel property. The sale resulted in a gain of $98,000 for the year ended December 31, 2018, and is included in “gain (loss) on sale of hotel properties” in the consolidated statements of operations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The major classes of assets and liabilities related to the assets held for sale included in the consolidated balance sheets were as follows (in thousands):

December 31, 2017
Assets
Investments in hotel properties, net	$17,732
Cash and cash equivalents	78
Restricted cash	402
Accounts receivable	127
Inventories	1
Prepaid expenses	21
Other assets	31
Due from third-party hotel managers	31
Assets held for sale	$18,423

Liabilities
Indebtedness, net	$13,221
Accounts payable and accrued expenses	662
Due to related party, net	94
Liabilities related to assets held for sale	$13,977
7. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2018	2017
Deferred franchise fees	$4,571	$4,400
Deferred loan costs	816	—
Total costs	5,387	4,400
Accumulated amortization	(1,938)	(1,623)
Deferred costs, net	$3,449	$2,777
8. Intangible Assets, net and Intangible Liabilities, net
Intangible assets, net and intangible liabilities, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liability, net
	December 31,		December 31,
	2018	2017	2018	2017
Cost	$10,276	$10,276	$16,846	$16,846
Accumulated amortization	(452)	(333)	(1,363)	(1,007)
	$9,824	$9,943	$15,483	$15,839
The intangible assets and intangible liabilities noted above represent the above-market rate leases (liability) and below-market rate leases (asset) that were determined based on the comparison of rent due under the ground lease contracts assumed in the acquisitions to market rates for the remaining duration of the lease contracts and are amortized over their respective ground lease terms with expiration dates ranging from 2024 to 2114. For the years ended December 31, 2018, 2017 and 2016, net amortization related to intangibles was a reduction in lease expense of $237,000, $238,000 and $156,000, respectively.
In connection with the acquisition of the permanent exclusive docking easement for riverfront land located in front of the Hyatt Savannah hotel in Savannah, Georgia we recorded an intangible asset of approximately $797,000. This intangible asset is not subject to amortization and has a carrying value of $797,000 as of December 31, 2018.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As discussed in note 2, we will adopt ASU 2016-02 effective January 1, 2019. Upon adoption, we will derecognize the assets and/or liabilities previously recognized associated with favorable/unfavorable market-rate leases where we are the lessee. The carrying amount of the ROU assets will then be adjusted by the corresponding amount. After adoption of ASC 842, amortization of the favorable/unfavorable market-rate leases will be included within the amortization of the related ROU assets, and because the ROU assets relate to operating leases, the company does not expect any significant net impact in its statement of operations. Estimated future net amortization expense for intangible assets and intangible liabilities for each of the next five years is as follows (in thousands):

	Intangible Assets
	Estimated future amortization expense pre-adoption	Impact due to adoption of ASU 2016-02	Estimated future amortization expense post-adoption
2019	$118	$(118)	$—
2020	118	(118)	—
2021	118	(118)	—
2022	118	(118)	—
2023	118	(118)	—
Thereafter	8,437	(8,437)	—
Total	$9,027	$(9,027)	$—

	Intangible Liabilities
	Estimated future amortization expense pre-adoption	Impact due to adoption of ASU 2016-02	Estimated future amortization expense post-adoption
2019	$356	$(274)	$82
2020	356	(274)	82
2021	356	(274)	82
2022	356	(274)	82
2023	356	(274)	82
Thereafter	13,703	(11,675)	2,028
Total	$15,483	$(13,045)	$2,438

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Indebtedness, net
Indebtedness of our continuing operations and the carrying values of related collateral were as follows at December 31, 2018 and 2017 (in thousands):

				December 31, 2018		December 31, 2017
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Secured credit facility (3)	None	September 2019	Base Rate (2) + 1.65% or LIBOR (1) + 2.65%	$—	$—	$—	$—
Mortgage loan (4)	8 hotels	January 2018	LIBOR (1) + 4.95%	—	—	376,800	346,609
Mortgage loan (5)	22 hotels	April 2018	LIBOR (1) + 4.39%	—	—	971,654	1,206,994
Mortgage loan (6)	1 hotel	July 2018	LIBOR (1) + 5.10%	—	—	40,500	52,038
Mortgage loan (6) (7)	3 hotels	August 2018	LIBOR (1) + 4.35%	—	—	52,530	61,358
Mortgage loan (6)	6 hotels	August 2018	LIBOR (1) + 4.35%	—	—	280,421	162,938
Mortgage loan (6) (8)	17 hotels	October 2018	LIBOR (1) + 4.55%	—	—	450,000	442,394
Mortgage loan (6)	5 hotels	February 2019	LIBOR (1) + 4.75%	—	—	200,000	208,338
Mortgage loan (6)	1 hotel	April 2019	LIBOR (1) + 4.95%	—	—	33,300	39,298
Mortgage loan (6)	1 hotel	May 2019	LIBOR (1) + 5.10%	—	—	25,100	32,188
Mortgage loan (9)	1 hotel	June 2019	LIBOR (1) + 5.10%	43,750	62,995	43,750	62,348
Mortgage loan	1 hotel	July 2019	4.00%	5,232	7,752	5,336	8,056
Mortgage loan (10)	1 hotel	July 2019	LIBOR (1) + 4.15%	35,200	36,177	35,200	36,220
Mortgage loan (10)	8 hotels	July 2019	LIBOR (1) + 4.09%	144,000	173,678	144,000	174,676
Mortgage loan (11)	1 hotel	August 2019	LIBOR (1) + 4.95%	7,778	9,446	12,000	15,279
Mortgage loan (12)	17 hotels	November 2019	LIBOR (1) + 3.00%	427,000	282,462	427,000	290,973
Mortgage loan (4)	8 hotels	February 2020	LIBOR (1) + 2.92%	395,000	344,744	—	—
Mortgage loan (5)	21 hotels	April 2020	LIBOR (1) + 3.20%	962,575	1,168,504	—	—
Mortgage loan (13)	1 hotel	May 2020	LIBOR (1) + 2.90%	16,100	29,966	16,100	25,654
Mortgage loan (6)	7 hotels	June 2020	LIBOR (1) + 3.65%	180,720	136,325	—	—
Mortgage loan (6)	7 hotels	June 2020	LIBOR (1) + 3.39%	174,400	137,611	—	—
Mortgage loan (6)	5 hotels	June 2020	LIBOR (1) + 3.73%	221,040	176,279	—	—
Mortgage loan (6)	5 hotels	June 2020	LIBOR (1) + 4.02%	262,640	116,304	—	—
Mortgage loan (6) (14)	5 hotels	June 2020	LIBOR (1) + 2.73%	160,000	189,026	—	—
Mortgage loan (6)	5 hotels	June 2020	LIBOR (1) + 3.68%	215,120	193,120	—	—
Mortgage loan	1 hotel	November 2020	6.26%	93,433	121,162	95,207	126,462
Mortgage loan (15)	1 hotel	November 2020	LIBOR (1) + 2.55%	25,000	49,912	—	—
Mortgage loan (16)	2 hotels	June 2022	LIBOR (1) + 3.00%	178,099	245,984	164,700	234,253
Mortgage loan	1 hotel	November 2022	LIBOR (1) + 2.00%	97,000	194,886	97,000	196,365
Mortgage loan	1 hotel	May 2023	5.46%	52,843	79,124	53,789	81,854
Mortgage loan	1 hotel	June 2023	LIBOR (1) + 2.45%	73,450	110,592	—	—
Mortgage loan	1 hotel	January 2024	5.49%	6,883	8,694	7,000	9,392
Mortgage loan	1 hotel	January 2024	5.49%	10,045	20,516	10,216	17,533
Mortgage loan	1 hotel	May 2024	4.99%	6,414	7,153	6,530	7,438
Mortgage loan	3 hotels	August 2024	5.20%	65,242	50,768	66,224	51,393
Mortgage loan	2 hotels	August 2024	4.85%	12,048	10,909	12,242	11,135
Mortgage loan	3 hotels	August 2024	4.90%	24,086	16,211	24,471	15,693
Mortgage loan	2 hotels	February 2025	4.45%	19,835	10,423	20,214	10,516
Mortgage loan	3 hotels	February 2025	4.45%	51,304	73,645	52,284	72,112
				$3,966,237	$4,064,368	$3,723,568	$3,999,507
Premiums, net				1,293		1,570
Deferred loan costs, net				(40,264)		(15,617)
				$3,927,266		$3,709,521

Indebtedness related to assets held for sale (7)	1 hotel	August 2018	LIBOR (1) + 4.35%	—		5,992
Indebtedness related to assets held for sale (8)	1 hotel	October 2018	LIBOR (1) + 4.55%	—		7,229
Indebtedness, net				$3,927,266		$3,696,300

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

____________________________________

(1)	LIBOR rates were 2.503% and 1.564% at December 31, 2018 and December 31, 2017, respectively.

(2)	Base Rate, as defined in the secured credit facility agreement, is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

(3)	On September 27, 2018, we established a secured credit facility with borrowing capacity of up to $100.0 million.

(4)
On January 17, 2018, we refinanced this mortgage loan totaling $376.8 million set to mature in January 2018 with a new $395.0 million mortgage loan with a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.92%.

(5)
On April 9, 2018, we refinanced this mortgage loan totaling $971.7 million set to mature in April 2018 with a new $985.0 million mortgage loan with a two-year initial term and five one-year extension options, subject to satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 3.20%. A portion of this mortgage loan relates to the Tampa Residence Inn, which was sold on May 10, 2018, resulting in a $22.5 million pay down. See note 6.

(6)
On June 13, 2018, we refinanced seven mortgage loans totaling $1.068 billion set to mature between July 2018 and May 2019 with six new mortgage loans totaling $1.270 billion. Each new mortgage loan has a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loans are interest only.

(7)	A portion of this mortgage loan at December 31, 2017 relates to the SpringHill Suites Centreville. The property was sold on May 1, 2018. See note 6.

(8)	A portion of this mortgage loan at December 31, 2017 relates to the SpringHill Suites Glen Allen. The property was sold on February 20, 2018. See note 6.

(9)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in June 2018.

(10)	This mortgage loan has three one-year extension options subject to satisfaction of certain conditions. The second one-year extension period began in July 2018.

(11)
This mortgage loan has two one-year extension options subject to satisfaction of certain conditions. Concurrent with the first one-year extension, which began in August 2018, a principal pay down of $4.2 million was made.

(12)	This mortgage loan has five one-year extension options subject to satisfaction of certain conditions.

(13)	This mortgage loan has two one-year extension options subject to satisfaction of certain conditions.

(14)	On July 3, 2018, Ashford Hospitality Finance, one of our consolidated subsidiaries, purchased $56.3 million of this mortgage loan.

(15)	This mortgage loan has three one-year extension options subject to satisfaction of certain conditions.

(16)
This $181.0 million mortgage loan had an initial advance of $164.7 million in May 2017. In February, May, June, October and November 2018, additional advances of $6.5 million, $1.1 million, $1.9 million, $2.9 million, and $1.0 million, respectively, were used for a capital expenditures project at one of the hotel properties securing this mortgage loan.

On February 1, 2017, we repaid $20.2 million of principal on our mortgage loan partially secured by the Renaissance Portsmouth. This hotel property was sold on February 1, 2017. See note 6.
On March 6, 2017, we repaid $20.6 million of principal on our mortgage loan partially secured by the Embassy Suites Syracuse. This hotel property was sold on March 6, 2017. See note 6.
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
On June 29, 2017, we repaid $78.7 million of principal on our mortgage loan partially secured by the Crowne Plaza Ravinia. This hotel property was sold on June 29, 2017. See note 6.
On October 30, 2017, we refinanced our $94.7 million mortgage loan, with an outstanding balance of $94.5 million, secured by the Hilton Boston Back Bay. The new mortgage loan totals $97.0 million. The mortgage loan is non-recourse interest only and provides for a floating interest rate of LIBOR + 2.00%. The stated maturity is November 2022, with no extension options.
On October 31, 2017, we refinanced a $412.5 million mortgage loan, secured by seventeen hotels. The new mortgage loan totaled $427.0 million. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 3.00%. The stated maturity is November 2019, with five one-year extension options. The new mortgage loan is secured by the following seventeen hotels: the Courtyard Alpharetta, Courtyard Bloomington, Courtyard Crystal City, Courtyard Foothill Ranch, Embassy Suites Austin, Embassy Suites Dallas, Embassy Suites Houston, Embassy Suites Las Vegas, Embassy Suites Palm Beach, Hampton Inn

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Evansville, Hilton Garden Inn Jacksonville, Hilton Nassau Bay, Hilton St. Petersburg, Residence Inn Evansville, Residence Inn Falls Church, Residence Inn San Diego and Sheraton Indianapolis.
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
On February 20, 2018, we repaid $7.6 million of principal on our mortgage loan partially secured by the SpringHill Suites Glen Allen. This hotel property was sold on February 20, 2018. See note 6.
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
On May 1, 2018, we repaid $6.6 million of principal on our mortgage loan partially secured by the SpringHill Suites Centreville. This hotel property was sold on May 1, 2018. See note 6.
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
			Embassy Suites Flagstaff
			Embassy Suites Walnut Creek
			Marriott Bridgewater
			Marriott Durham Research Triangle Park
_____________________________
(1)On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinancing. The net floating interest rate after the purchase of the Pool E loan is LIBOR + 2.73%.
On June 29, 2018, in connection with the acquisition of the Hilton Alexandria Old Town in Alexandria, Virginia, we completed the financing of a $73.5 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.45%. The stated maturity date of the mortgage loan is June 2023, with no extension options. The mortgage loan is secured by the Hilton Alexandria Old Town.
On July 3, 2018, we purchased $56.3 million of mezzanine debt related to the Pool E loan that was issued in conjunction with the June 13, 2018 refinancing. The net floating interest rate after the purchase of the Pool E loan is LIBOR + 2.73%. The mezzanine debt receivable purchase and corresponding mezzanine debt eliminate in consolidation.
On September 27, 2018, we established a secured credit facility with a borrowing capacity of up to $100.0 million, which is secured by a pledge of 100% of the equity interests in the subsidiaries that own the hotel property for which revolving credit facility funds would be used to acquire. The interest rate associated with the secured credit facility is either the base rate + 1.65% or LIBOR + 2.65% at the Company’s election. The base rate is the greater of (i) the prime rate set by Bank of America; (ii) federal funds rate + 0.5%; or (iii) LIBOR + 1.0%.
On November 8, 2018, in connection with the acquisition of the La Posada de Santa Fe we completed the financing of a $25.0 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.55%. The stated

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

maturity date of the mortgage loan is November 2020, with three one-year extension options. The mortgage loan is secured by the La Posada de Santa Fe.
During the years ended December 31, 2018, 2017, and 2016 we recognized premium amortization of $277,000, $2.0 million and $2.1 million respectively. The amortization of the premium is computed using a method that approximates the effective interest method, which is included in interest expense and amortization of premiums and loan costs in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of December 31, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
Maturities and scheduled amortizations of indebtedness as of December 31, 2018 for each of the five following years and thereafter are as follows (in thousands):

2019	$669,233
2020	2,710,200
2021	7,953
2022	275,810
2023	126,291
Thereafter	176,750
Total	$3,966,237
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
The following table presents a summary of our interest rate derivatives entered into over the applicable periods:

	Year Ended December 31,
	2018	2017	2016
Interest cap rates:
Notional amount (in thousands)	$3,614,618	$2,539,700	$1,465,700
Strike rate low end of range	1.50%	1.50%	2.00%
Strike rate high end of range	5.71%	5.84%	4.50%
Effective date range	January 2018 - November 2018	February 2017 - October 2017	February 2016 - January 2017
Termination date range	January 2019 - November 2020	February 2018 - November 2019	February 2017 - October 2018
Total cost (in thousands)	$3,143	$871	$199

Interest rate floors:
Notional amount (in thousands)	$12,025,000	$10,750,000	$—
Strike rate low end of range	1.25%	1.00%	—
Strike rate high end of range	2.00%	1.50%	—
Effective date range	July 2018 - November 2018	September 2017 - December 2017	n/a
Termination date range	September 2019 - November 2021	March 2019 - June 2019	n/a
Total cost (in thousands)	$432	$388	$—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

None of these instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

	December 31, 2018		December 31, 2017
Interest cap rates:
Notional amount (in thousands)	$3,953,718	(1)	$3,399,700	(1)
Strike rate low end of range	1.50%		1.50%
Strike rate high end of range	5.71%		5.84%
Termination date range	January 2019 - November 2020		January 2018 - November 2019
Aggregate principle balance on corresponding mortgage loans (in thousands)	$3,521,872		$3,370,055

Interest rate floors: (2)
Notional amount (in thousands)	$28,775,000	(1)	$16,750,000	(1)
Strike rate low end of range	(0.25)%		(0.25)%
Strike rate low end of range	2.00%		1.50%
Termination date range	March 2019 - November 2021		March 2019 - July 2020
_______________

(1)	These instruments were not designated as cash flow hedges

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of December 31, 2018, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $7.5 million as of December 31, 2018. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
Futures Contracts—During the year ended December 31, 2016, we purchased an option on Eurodollar futures for a total cost of $250,000, and maturity date of June 2017. There were no purchases during the years ended December 31, 2018 and 2017.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2018, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 2.50% to 2.33% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting (1)	Total
December 31, 2018:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$255	$—	$208	$463	(2)
Interest rate derivatives – caps	—	601	—	—	601	(2)
Credit default swaps	—	520	—	812	1,332	(2)
	—	1,376	—	1,020	2,396
Non-derivative assets:
Equity securities	21,816	—	—	—	21,816	(3)
Total	$21,816	$1,376	$—	$1,020	$24,212
Liabilities
Derivative liabilities:
Credit default swaps	—	—	—	(50)	(50)	(4)
Net	$21,816	$1,376	$—	$970	$24,162

December 31, 2017:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$311	$—	$32	$343	(2)
Interest rate derivatives – caps	—	137	—	—	137	(2)
Credit default swaps	—	(469)	—	1,999	1,530	(2)
	—	(21)	—	2,031	2,010
Non-derivative assets:
Equity securities	26,926	—	—	—	26,926	(3)
Total	$26,926	$(21)	$—	$2,031	$28,936
_________________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported net as “derivative assets, net” in the consolidated balance sheets.

(3)	Reported as “marketable securities” in the consolidated balance sheets.

(4)	Reported net as “derivative liabilities, net” in the consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair value measured assets and liabilities on the consolidated statement of operations (in thousands):

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2018		2017		2016
Assets
Derivative assets:
Interest rate derivatives - floors	$(488)		$(2,435)		$611
Interest rate derivatives - caps	(2,678)		(758)		(535)
Credit default swaps	703	(4)	(4,201)	(4)	(5,843)	(4)
Options on futures contracts	—		(116)		(348)
Non-derivative assets:
Equity	(924)		(3,678)		4,946
Total	(3,387)		(11,188)		(1,169)
Liabilities
Derivative liabilities:
Credit default swaps	285		—		—
Net	$(3,102)		$(11,188)		$(1,169)

Total combined
Interest rate derivatives - floors	$(488)		$(2,435)		$611
Interest rate derivatives - caps	(2,678)		(758)		(535)
Credit default swaps	988		(36)		(2,574)
Options on futures contracts	—		427		(36)
Total derivatives	(2,178)	(1)	(2,802)	(1)	(2,534)	(1)
Realized gain (loss) on credit default swaps	—	(2) (4)	(4,165)	(2) (4)	(3,269)	(2) (4)
Realized gain (loss) on options on futures contracts	—	(2)	(543)		(312)
Unrealized gain (loss) on marketable securities	(1,013)	(3)	(4,649)	(3)	4,946	(3)
Realized gain (loss) on marketable securities	89	(2)	971	(2)	—	(2)
Net	$(3,102)		$(11,188)		$(1,169)
_________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(2)	Included in “other income (expense)” in the consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.

(4)	Excludes costs of $1,045, $1,036 and $873 in 2018, 2017 and 2016, respectively, included in “other income (expense)” associated with credit default swaps.

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

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets, net	$2,396	$2,396	$2,010	$2,010
Marketable securities	21,816	21,816	26,926	26,926
Derivative liabilities, net	50	50	—	—

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$319,210	$319,210	$354,883	$354,883
Restricted cash (1)	120,602	120,602	117,189	117,189
Accounts receivable, net (1)	37,060	37,060	44,384	44,384
Due from third-party hotel managers (1)	21,760	21,760	17,418	17,418

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,967,530	$3,773,343 to $4,170,538	$3,725,138	$3,559,993 to $3,934,727
Accounts payable and accrued expenses (1)	136,757	136,757	133,063	133,063
Dividends and distributions payable	26,794	26,794	25,045	25,045
Due to Ashford Inc., net	23,034	23,034	15,146	15,146
Due to related party, net (1)	1,477	1,477	1,161	1,161
Due to third-party hotel managers	2,529	2,529	2,431	2,431
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
Marketable securities. Marketable securities consist of U.S. treasury bills, publicly traded equity securities, and put and call options on certain publicly traded equity securities. The fair value of these investments is based on quoted market closing prices at the balance sheet date. See notes 2 and 11 for a complete description of the methodology and assumptions utilized in determining the fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 95.1% to 105.1% of the carrying value of $4.0 billion at December 31, 2018 and approximately 95.6% to 105.6% of the carrying value of $3.7 billion at December 31, 2017. This is considered a Level 2 valuation technique.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are valued at their last reported settlement price as of the measurement date. See notes 2, 10, and 11 for a complete description of the methodology and assumptions utilized in determining fair values.
13. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2018, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at December 31, 2018, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 2% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2020 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
We incurred franchise fees of $72.1 million, $69.3 million and $70.5 million, respectively, for the years ended December 31, 2018, 2017 and 2016. Franchise fees are included in “other” hotel expenses in the consolidated statements of operations.
Management Fees—Under property management agreements for our hotel properties existing at December 31, 2018, we pay monthly property management fees equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These property management agreements expire from 2020 through 2039, with renewal options. If we terminate a property management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Additionally, we pay: (a) project management fees of up to 4% of project costs; (b) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees; and (c) other general fees at current market rates as approved by our independent directors, if required. Prior to August 8, 2018, these fees were paid to Remington Lodging. In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Premier Project Management LLC (“Premier”), a wholly owned subsidiary of Ashford Inc. From and after August 8, 2018, we paid the aforementioned fees to Premier. See note 20.
Leases—We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2114, including four ground leases related to our hotel properties. Two of these ground leases are subject to base rent plus contingent rent based on each hotel property’s financial results and escalation clauses. Additionally, other leases have certain contingent rentals included. For the years ended December 31, 2018, 2017 and 2016,we recognized rent expense of $4.0 million, $4.3 million and $5.3 million, respectively, which included contingent rent of $837,000, $1.1 million and $1.7 million, respectively. Rent expense related to continuing operations is included in “other” hotel expenses in the consolidated statements of operations.
Future minimum rentals due under non-cancelable leases are as follows for each of the five following years and thereafter are as follows (in thousands):

2019	$2,643
2020	2,506
2021	2,379
2022	2,297
2023	2,249
Thereafter	121,697
Total	$133,771

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capital Commitments—At December 31, 2018, we had capital commitments of $68.6 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of December 31, 2018, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
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
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2014 through 2018 remain subject to potential examination by certain federal and state taxing authorities.
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
14. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

throughout the period plus distributions paid to the limited partners with regard to the Class B common units. Class B common units had a fixed dividend rate of 7.2% and had priority in payment of cash dividends over common units but otherwise had no preference over common units. Each common unit may be redeemed for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either: (i) issued pursuant to an effective registration statement; (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement. During the fourth quarter of 2016, the Class B common units were converted, at the Company’s election, to common units.
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
The compensation committee of the board of directors of the Company approved the issuance of performance LTIP units to certain executive officers. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. As of December 31, 2018, there were approximately 1.7 million performance-based LTIP units, representing 200% of the target, outstanding. The performance criteria for the performance LTIP units are based on market conditions under the relevant literature, and the performance LTIP units were granted to non-employees. During the year ended December 31, 2018, approximately 739,000 performance-based LTIP units were forfeited due to the market condition criteria not being met. Upon the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of December 31, 2018, we have issued a total of 11.3 million LTIP and performance LTIP units, each net of performance LTIP cancellations. All LTIP and performance LTIP units other than approximately 686,000 units (none of which are performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
We recorded compensation expense for performance LTIP units and LTIP units as presented in the table below (in thousands):

		Year Ended December 31,
Type	Line Item	2018	2017	2016
Performance LTIP units	Advisory services fee	$6,797	$1,785	$1,164
LTIP units	Advisory services fee	3,508	2,800	2,405
LTIP units - independent directors	Corporate, general and administrative	536	475	357
		$10,841	$5,060	$3,926
The unamortized cost of the unvested performance LTIP units, which was $5.2 million at December 31, 2018, will be expensed over a period of 2.2 years with a weighted average period of 1.6 years.
The unamortized cost of the unvested LTIP units, which was $4.6 million at December 31, 2018, will be expensed over a period of 2.2 years with a weighted average period of 1.5 years.
During the year ended December 31, 2018, no common units were redeemed.
During the year ended December 31, 2017, 21,000 common units with an aggregate fair value of $161,000 were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price.
During the year ended December 31, 2016, 224,000 common units with an aggregate fair value of $1.6 million were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price. Also during 2016, as

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

discussed in note 6, 2.0 million Class B common units were redeemed as part of the sale of the SpringHill Suites Gaithersburg. The Class B units had a fair value of $11.7 million as of the date of conversion.
The following table shows the redeemable noncontrolling interest in Ashford Trust (in thousands) and the corresponding approximate ownership percentage:

	December 31, 2018	December 31, 2017
Redeemable noncontrolling interests	$80,743	$116,122
Cumulative adjustments to redeemable noncontrolling interests (1)	146,091	154,262
Ownership percentage of operating partnership	14.64%	15.52%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Allocated net (income) loss to the redeemable noncontrolling interests	$29,313	$21,642	$12,483
Aggregate cash distributions to holders of common units and LTIP units	8,789	10,007	10,988
A summary of the activity of the units in our operating partnership is as follow (in thousands):

	Year Ended December 31,
	2018	2017	2016
Outstanding at beginning of year	19,602	19,443	20,388
LTIP units issued	476	701	515
Performance LTIP units issued	582	1,179	803
Performance LTIP units canceled	(739)	—	—
Common units converted for sale of hotel property	—	—	(2,039)
Common units converted to common stock	—	(21)	(224)
Conversion factor adjustment	—	(1,700)	—
Outstanding at end of year	19,921	19,602	19,443
Common units convertible/redeemable at end of year	16,645	16,320	17,531
15. Equity
Common Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $200 million. The board of director’s authorization replaced any previous repurchase authorizations. There were no repurchases under the Repurchase Program for the year ended December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, no shares of our common stock have been repurchased under the share repurchase program.
In addition, we acquired 248,562 shares, 203,299 shares and 124,463 shares of our common stock in 2018, 2017 and 2016, respectively, to satisfy employees’ statutory minimum federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
At-the-Market Equity Offering Program—On December 11, 2017, we entered into equity distribution agreements with UBS Securities LLC, Morgan Stanley & Co. LLC, B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, D.A. Davidson & Co., Deutsche Bank Securities Inc. and Janney Montgomery Scott LLC, each acting as a sales agent (the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. The table below summarizes the issuance activity (in thousands):

	Year Ended December 31,
	2018	2017
Common shares issued	2,434	—
Gross proceed received	$15,522	$—
Commissions and other expenses	$194	$—
Net proceeds	$15,328	$—
Preferred Stock—In accordance with Ashford Trust’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series D cumulative preferred stock, Series F cumulative preferred stock, Series G cumulative preferred stock, Series H cumulative preferred stock and Series I cumulative preferred stock.
8.55% Series A Cumulative Preferred Stock. On September 18, 2017, the Company redeemed its Series A cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4631 per share, for a total redemption price of $25.4631 per share.
8.45% Series D Cumulative Preferred Stock. At both December 31, 2018 and 2017, there were 2.4 million shares, respectively of Series D cumulative preferred stock outstanding. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.45% per annum of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.1125 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D cumulative preferred stock holders have no voting rights. On September 18, 2017, the Company redeemed approximately 1.6 million shares of its Series D cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4577 per share, for a total redemption price of $25.4577 per share. On October 4, 2017, the Company redeemed 379,036 shares of Series D cumulative preferred shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.5516 per share, for a total redemption price of $25.5516 per share. On December 8, 2017, the Company redeemed approximately 5.1 million shares of its Series D cumulative preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.3990 per share, for a total redemption price of $25.3990 per share.
7.375% Series F Cumulative Preferred Stock. At December 31, 2018 and 2017 there were 4.8 million shares of 7.375% Series F cumulative preferred stock outstanding. The Series F cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D cumulative preferred stock, Series G cumulative preferred stock (noted below), Series H cumulative preferred stock (noted below) and Series I cumulative preferred stock (noted below) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series F cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series F cumulative preferred stock is redeemable at our option for cash (on or after July 15, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series F cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series F cumulative preferred stock is convertible into a maximum 9.68992 shares of our common stock. The actual number is based on a formula as defined in the Series F cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series F cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series F cumulative preferred stock to common stock have not been met as of period end. Therefore, Series F cumulative preferred stock will not impact our earnings per share calculations. Series F cumulative preferred stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8438 per share). In general, Series F cumulative preferred stock holders have no voting rights.
7.375% Series G Cumulative Preferred Stock. At December 31, 2018 and 2017 there were 6.2 million shares of 7.375% Series G cumulative preferred stock outstanding. The 6.2 million of Series G cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

preferred stock (the Series A cumulative preferred stock (all shares redeemed on September 18, 2017), Series D cumulative preferred stock (7.1 million shares redeemed in 2017), Series F cumulative preferred stock, Series H cumulative preferred stock (noted below) and Series I cumulative preferred stock (noted below)) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series G cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series G cumulative preferred stock is redeemable at our option for cash (on or after October 18, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series G cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series G cumulative preferred stock is convertible into a maximum 8.33333 shares of our common stock. The actual number is based on a formula as defined in the Series G cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series G cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series G cumulative preferred stock to common stock have not been met as of period end. Therefore, Series G cumulative preferred stock will not impact our earnings per share calculations. Series G cumulative preferred stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8438 per share). In general, Series G cumulative preferred stock holders have no voting rights.
7.50% Series H Cumulative Preferred Stock. At December 31, 2018 and 2017 there were 3.8 million shares of 7.50% Series H cumulative preferred stock outstanding. The Series H cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series A cumulative preferred stock (all shares redeemed on September 18, 2017), Series D cumulative preferred stock (7.1 million shares redeemed in 2017), Series F cumulative preferred stock, Series G cumulative preferred stock and Series I cumulative preferred stock (discussed below)) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series H cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series H cumulative preferred stock is redeemable at our option for cash (on or after August 25, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series H cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series H cumulative preferred stock is convertible into a maximum 8.25083 shares of our common stock. The actual number is based on a formula as defined in the Series H cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series H cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series H cumulative preferred stock to common stock have not been met as of period end. Therefore, Series H cumulative preferred stock will not impact our earnings per share. Series H cumulative preferred stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series H cumulative preferred stock holders have no voting rights.
7.50% Series I Cumulative Preferred Stock. At December 31, 2018 and 2017 there were 5.4 million shares of 7.50% Series I cumulative preferred stock outstanding. The Series I cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series D cumulative preferred stock (7.1 million shares redeemed in 2017), Series F cumulative preferred stock, Series G cumulative preferred stock and Series H cumulative preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series I cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series I cumulative preferred stock is redeemable at our option for cash (on or after November 17, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series I cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series I cumulative preferred stock is convertible into a maximum 8.06452 shares of our common stock. The actual number is based on a formula as defined in the Series I cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series I cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series I cumulative preferred stock to common stock have not been met as of period end. Therefore, Series I cumulative preferred stock will not impact our earnings per share. Series I cumulative preferred stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series I cumulative preferred stock holders have no voting rights.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends—A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Common stock	$47,951	$47,104	$46,292
Preferred stocks:
Series A cumulative preferred stock	—	2,539	3,542
Series D cumulative preferred stock	5,047	18,211	20,002
Series E cumulative preferred stock	—	—	6,280
Series F cumulative preferred stock	8,849	8,849	4,130
Series G cumulative preferred stock	11,431	11,430	2,318
Series H cumulative preferred stock	7,125	2,494	—
Series I cumulative preferred stock	10,125	1,238	—
Total dividends declared	$90,528	$91,865	$82,564
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties and a total carrying value of $616,000 and $646,000 at December 31, 2018 and 2017, respectively. Our ownership interest is reported in equity in the consolidated balance sheets.
The below table summarizes the (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Year Ended December 31,
Line Item	2018	2017	2016
(Income) loss allocated to noncontrolling interests in consolidated entities	$30	$110	$14
16. Stock-Based Compensation
Under the Amended and Restated 2011 Stock Incentive Plan approved by stockholders, we are authorized to grant 17.3 million restricted stock units and performance stock units of our common stock as incentive stock awards. At December 31, 2018, 4.3 million shares were available for future issuance under the Amended and Restated 2011 Stock Incentive Plan.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to employees of Ashford LLC, which is included in “advisory services fee,” on our consolidated statements of operations and employees of Remington Lodging, which is included in “management fees” on our consolidated statements of operations. We also issue common stock to our independent directors, which immediately vests, and is included in “corporate, general and administrative” expense on our consolidated statements of operations.
At December 31, 2018, the unamortized cost of the unvested restricted stock units was $8.7 million which will be amortized over a period of 2.2 years with a weighted average period of 1.7 years and had vesting schedules between March 2019 and March 2021.
The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
Line Item	2018	2017	2016
Advisory services fee	$6,698	$4,774	$3,878
Management fees	1,159	645	639
Corporate, general and administrative - independent directors	—	90	247
	$7,857	$5,509	$4,764
During the year ended December 31, 2018 approximately $1.5 million of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of our restricted stock unit activity is as follows (shares in thousands):

	Year Ended December 31,
	2018		2017		2016
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	2,085	$7.03	1,627	$8.30	1,459	$10.21
Restricted shares granted	907	6.64	1,272	6.46	862	6.26
Restricted shares vested	(1,230)	7.41	(759)	8.82	(647)	9.92
Restricted shares forfeited	(49)	6.41	(55)	6.73	(47)	7.95
Outstanding at end of year	1,713	6.56	2,085	7.03	1,627	8.30
Performance Stock Units—The compensation committee of the board of directors of the Company approved the issuance of PSUs, which have a three-year cliff vesting, to certain executive officers. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of PSUs may be adjusted from 0% to 200% based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. During the year ended December 31, 2018, 248,000 PSUs were forfeited due to the market condition criteria not being met. Upon the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
The following table summarizes the compensation expense (in thousands):

	Year Ended December 31,
Line Item	2018	2017	2016
Advisory services fee	$8,241	$1,718	$982
During the year ended December 31, 2018, approximately $3.0 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
The unamortized cost of PSUs, which was $5.4 million at December 31, 2018, will be expensed over a period of approximately 2.2 years with a weighted average period of 1.8 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2018		2017		2016
	PSUs	Weighted Average Price at Grant	PSUs	Weighted Average Price at Grant	PSUs	Weighted Average Price at Grant
Outstanding at beginning of year	820	$6.07	336	$6.38	—	$—
PSUs granted	526	6.64	484	5.85	336	6.38
PSUs vested	(323)	6.19	—	—	—	—
PSUs canceled	(248)	6.38	—	—	—	—
Outstanding at end of year	775	6.31	820	6.07	336	6.38

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Income Taxes
For federal income tax purposes, we elected to be treated as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational stipulations, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gains, to our stockholders. We currently intend to adhere to these requirements and maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax prior to December 31, 2017) and may not qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes as well as to federal income and excise taxes on our undistributed taxable income.
At December 31, 2018, all of our 119 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income of $21.1 million, $4.2 million and $13.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table reconciles the income tax expense at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax (expense) benefit at federal statutory income tax rate of 21% in 2018 and 35% in 2017 and 2016	$(4,435)	$(1,478)	$(4,764)
State income tax (expense) benefit, net of federal income tax benefit	(698)	160	(742)
Permanent differences	(128)	(338)	(798)
Revaluation of deferred tax assets and liabilities related to the 2017 Tax Act(1)	—	(5,242)	—
Provision to return adjustment entirely offset by change in valuation allowance	(230)	957	—
Gross receipts and margin taxes	(950)	(913)	(692)
Interest and penalties	(11)	(49)	(7)
Valuation allowance	3,670	9,121	5,471
Total income tax (expense) benefit	$(2,782)	$2,218	$(1,532)
________
(1) Partially offset within change in valuation allowance.
The components of income tax (expense) benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(1,195)	$5,264	$(605)
State	(1,452)	(722)	(1,229)
Total current income tax (expense) benefit	(2,647)	4,542	(1,834)
Deferred:
Federal	(39)	(2,192)	278
State	(96)	(132)	24
Total deferred income tax (expense) benefit	(135)	(2,324)	302
Total income tax (expense) benefit	$(2,782)	$2,218	$(1,532)
For the years ended December 31, 2018, 2017 and 2016 income tax expense includes interest and penalties paid to taxing authorities of $11,000, $49,000 and $7,000, respectively. At December 31, 2018 and 2017, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2018 and 2017, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2018	2017
Allowance for doubtful accounts	$114	$168
Unearned income	1,801	1,926
Federal and state net operating losses	2,342	4,153
Accrued expenses	1,710	1,693
Prepaid expenses	(4,848)	(4,666)
Tax property basis less than book basis	(1,840)	(846)
Tax derivatives basis greater than book basis	1,612	2,034
Investment in Ashford, Inc.	7,197	—
Other	664	623
Deferred tax asset (liability)	8,752	5,085
Valuation allowance	(10,034)	(6,232)
Net deferred tax asset (liability)	$(1,282)	$(1,147)
At December 31, 2018, we had net operating loss carryforwards for federal income tax purposes of $10.1 million, which begin to expire in 2029. The entirety of the $10.1 million net operating loss carryforwards are attributable to acquired subsidiaries and subject to substantial limitation on their use. At December 31, 2018, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for federal income tax purposes of $426.0 million, based on the latest filed tax return, which begin to expire in 2023, and are available to offset future taxable income, if any, through 2036.
At December 31, 2018 and 2017, we maintained a valuation allowance of $10.0 million and $6.2 million, respectively. At December 31, 2018 and 2017, we fully reserved the deferred tax assets of our TRS entities as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses and the limitations imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries outweigh the positive evidence. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable by our current transfer pricing arrangements. The transfer pricing arrangements are renewed upon expiration. A significant number of leases were renewed in 2017 and 2018. The intercompany rents are determined in accordance with the arms’ length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$6,232	$15,353	$20,670
Additions	4,766	2,053	2,169
Deductions	(964)	(11,174)	(7,486)
Balance at end of year	$10,034	$6,232	$15,353
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“Tax Reform”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, in December of 2017 we recorded a one-time tax benefit of approximately $1.1 million, due to a re-measurement of deferred tax assets and liabilities resulting from the decrease in the corporate Federal income tax rate from 35% to 21% as well as the refund of existing credits against Alternative Minimum Tax. Additionally on December 22, 2017, the SEC staff issued Staff

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the estimated tax impacts related to the revaluation of deferred tax assets and liabilities as well as tax refunds and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2018, we have finalized our accounting for Tax Reform and concluded that no material adjustments were required.
18. Income (Loss) Per Share
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Income (loss) allocated to common stockholders – Basic and diluted:
Income (loss) attributable to the Company	$(126,966)	$(67,008)	$(46,285)
Less: Dividends on preferred stock	(42,577)	(44,761)	(36,272)
Less: Extinguishment of issuance costs upon redemption of preferred stock	—	(10,799)	(6,124)
Less: Dividends on common stock	(47,057)	(45,752)	(45,388)
Less: Dividends on unvested performance stock units	(50)	(393)	(161)
Less: Dividends on unvested restricted shares	(844)	(959)	(743)
Undistributed income (loss)	(217,494)	(169,672)	(134,973)
Add back: Dividends on common stock	47,057	45,752	45,388
Distributed and undistributed net income (loss) - basic and diluted	$(170,437)	$(123,920)	$(89,585)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	97,282	95,207	94,426

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.75)	$(1.30)	$(0.95)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.75)	$(1.30)	$(0.95)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$844	$959	$743
Income (loss) allocated to unvested performance stock units	50	393	161
Income (loss) attributable to noncontrolling interest in operating partnership	(29,313)	(21,642)	(12,483)
Total	$(28,419)	$(20,290)	$(11,579)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	111	376	373
Effect of unvested performance stock units	251	258	102
Effect of assumed conversion of operating partnership units	17,599	17,342	18,727
Total	17,961	17,976	19,202
19. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2018 and 2017, all of our hotel properties were domestically located.
20. Related Party Transactions
Remington Lodging
As of December 31, 2018, we have a master property management agreement and a property management mutual exclusivity agreement with Remington Lodging, which is wholly owned by our Chairman, Mr. Monty J. Bennett and his father Mr. Archie Bennett, Jr. who is our Chairman Emeritus. Prior to August 8, 2018, we paid Remington Lodging: (a) monthly property management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met; (b) project management fees of up to 4% of project costs; (c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees; and (d) other general and administrative expense reimbursements primarily related to accounting services. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
On August 8, 2018, Remington Lodging sold its project management business, including construction management, interior design, architectural oversight, and the purchasing, freight management, and supervision of installation of furniture, fixtures, and equipment, and related services to Ashford Inc., which owns substantially all of our advisor.
As a result, from and after August 8, 2018, we paid Remington Lodging monthly property management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2018, Remington Lodging managed 81 of our 119 hotel properties and the WorldQuest condominium properties included in continuing operations and we incurred the following fees related to the management agreement with Remington Lodging (in thousands):

	Year Ended December 31,
	2018	2017	2016
Property management fees, including incentive property management fees	$30,890	$30,629	$31,164
Market service and project management fees	11,148	21,315	18,751
Corporate general and administrative	5,872	5,652	5,435
Total	$47,910	$57,596	$55,350
We also have a mutual exclusivity agreement with Remington Lodging, pursuant to which: (i) we have agreed to engage Remington Lodging to provide management services with respect to any hotel we acquire or invest in, to the extent we have the right and/or control the right to direct the management of such hotel; and (ii) Remington Lodging has agreed to grant us a right of first refusal to purchase any opportunity to develop or construct a hotel that it identifies that meets our initial investment guidelines. We are not, however, obligated to engage Remington Lodging if our independent directors either: (i) unanimously vote to hire a different manager or developer; or (ii) by a majority vote elect not to engage such related party because either special circumstances exist such that it would be in the best interest of our Company not to engage such related party, or, based on the related party’s prior performance, it is believed that another manager could perform the management or other duties materially better.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted approximately 177,000, 131,000 and 173,000 shares of restricted stock under the Ashford Trust Stock Plan in 2018, 2017 and 2016, respectively. These share grants are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $1.2 million, $645,000 and $639,000 was recognized for the year ended December 31, 2018, 2017 and 2016, respectively. The unamortized cost of the grants was $1.6 million as of December 31, 2018, which will be recognized over a period of 2.2 years.
Upon formation, we also agreed to indemnify certain related parties, including our Chairman and our Chairman Emeritus, who contributed hotel properties in connection with our initial public offering in exchange for operating partnership units, against the income tax such related parties may incur if we dispose of one or more of those contributed properties under the terms of the agreement.
Ashford Inc.
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our Chairman Mr. Monty J. Bennett, also serves as Chairman of the board of directors and Chief Executive Officer of Ashford Inc. As of December 31, 2018, Mr. Monty Bennett and his father, Mr. Archie Bennett, Jr., who is our Chairman Emeritus, beneficially own approximately 313,014 shares of Ashford Inc.’s common stock, which represented an approximate 13.1% ownership in Ashford Inc. and 7,800,000 share of Ashford Inc.’s Series B Cumulative Preferred Stock, which is exercisable (at an exercise price of $140 per share) into an additional approximate 1,392,857 shares of Ashford Inc. common stock, which if exercised as of December 31, 2018, would have increased Mr. Bennett and Mr. Bennett, Jr.’s ownership interest in Ashford Inc. to 45.1%.
Under our advisory agreement, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the advisory agreement, subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale is between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At December 31, 2018, the quarterly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually (or for a stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we will pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2018	2017	2016
Advisory services fee
Base advisory fee	$35,526	$34,650	$34,589
Reimbursable expenses (1)	8,351	7,472	5,917
Equity-based compensation (2)	25,245	11,077	8,429
Incentive fee	—	—	5,426
Total advisory services fee	$69,122	$53,199	$54,361
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Pursuant to the Company's property management agreements with each property management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Ashford Trust, Braemar, their property managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc.'s risk management department manages the casualty insurance program. At the beginning of each year, Ashford Inc.'s risk management department collects funds from Ashford Trust, Braemar and their respective property management companies, to fund the casualty insurance program as needed, on an allocated basis.
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Premier. From and after August 8, 2018, we paid Premier: (a) project management fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision.
In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we entered into the Mutual Exclusivity Agreement dated as of August 8, 2018 with Ashford Trust OP and Premier, pursuant to which Premier gave us a first right of refusal to purchase any lodging-related investments identified by Premier and any of its affiliates that met our initial investment criteria, and we agreed to engage Premier to provide project management for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters.
In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, have a right to provide products or services to our hotel properties, provided such transactions are evaluated and approved by our independent directors. The following tables summarize the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the amounts recorded by us for those services and the applicable classification on our consolidated financial statements and the amount payable to each entity (included in “due to Ashford Inc.”) (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Revenue	Other Hotel Expenses	Corporate, General and Administrative
AIM	Cash management services	$1,156	$—	$—	$—	$—	$1,156
Ashford LLC	Insurance claims services	76	—	—	—	—	76
J&S Audio Visual	Audiovisual commissions	3,569	—	—	3,569	—	—
J&S Audio Visual	Equipment	925	925	—	—	—	—
Lismore Capital	Mortgage placement services	5,094	—	(5,094)	—	—	—
OpenKey	Mobile key app	105	3	—	—	102	—
Premier	Project management services	7,677	7,677	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	2,436	2,412	—	—	24	—

		Year Ended December 31, 2017
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Revenue	Other Hotel Expenses	Corporate, General and Administrative
AIM	Cash management services	$1,976	$—	$—	$—	$—	$1,976
J&S Audio Visual	Audiovisual commissions	66	—	—	66	—	—
Lismore Capital	Mortgage placement services	913	—	(913)	—	—	—
OpenKey	Mobile key app	60	—	—	—	60	—
Pure Wellness	Hypoallergenic premium rooms	1,309	1,309	—	—	—	—
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
The following table summarizes the components of due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	December 31, 2018	December 31, 2017
Ashford LLC	Advisory services	$2,362	$14,547
Ashford LLC	Deposit on ERFP assets	16,100	—
Ashford LLC	Insurance claims services	23	—
AIM	Cash management services	99	347
J&S Audio Visual	Audiovisual commissions or equipment	855	(52)
OpenKey	Mobile key app	1	8
Premier	Project management services	3,206	—
Pure Wellness	Hypoallergenic premium rooms	388	296
		$23,034	$15,146
In connection with our acquisition of the Le Pavillon in 2015 and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. agreed to provide $4.0 million of key money consideration to purchase furniture, fixtures and equipment (“FF&E”). During the fourth quarter of 2016, the $4.0 million of key money consideration was invested in FF&E by Ashford Inc. to be used by Ashford Trust, which represented all of the key money consideration for Le Pavillon. A portion of the base advisory fee is allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. Lease expense of $625,000, $633,000, and $112,000 was recognized for the years ended December 31, 2018, 2017, and 2016 respectively, and was included in “other” hotel expense in the consolidated statements of operations.
On June 26, 2018, Ashford Trust entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc., which replaced the previous “key money” program. The Amended and Restated Advisory Agreement was also amended, among other things, to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries and to revise the payment terms such that the base fee and reimbursable expenses will be paid monthly. The independent members of the board of directors of each of Ashford Inc. and Ashford Trust, with the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Ashford Trust, respectively.
The ERFP Agreement generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by Ashford Trust OP that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). Each funding will equal 10% of the property acquisition price and will be made either at the time of the property acquisition or at any time generally within the two-year period following the date of such acquisition, in exchange for furniture, fixture and equipment for use at the acquired property or any other property owned by Ashford Trust OP.
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
As a result of the Hilton Alexandria Old Town and La Posada de Santa Fe acquisitions, under the ERFP Agreement we were entitled to receive $11.1 million and $5.0 million from Ashford LLC, respectively, in the form of future purchases of hotel furniture, fixtures, and equipment. As of December 31, 2018, the Company entered into an agreement to sell $16.1 million of hotel furniture, fixtures, and equipment from certain Ashford Trust hotel properties to Ashford LLC which will be subsequently leased back to the Company rent free. As of December 31, 2018, Ashford LLC remitted payment of $16.1 million to the Company. Under the relevant accounting guidance related to sales-leaseback transactions, the transaction was not accounted for as a sale under Topic 606. As a result the applicable hotel furniture, fixtures, and equipment has not been derecognized and the Company has recorded a $16.1 million liability to Ashford LLC. Upon adoption of Topic 842 on January 1, 2019, the Company will reevaluate the transaction under the new accounting guidance.
21. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is to acquire full service hotels in the upscale and upper upscale segments in domestic and international markets that have RevPAR generally less than twice the national average. During 2018, approximately 10% of our total hotel revenue was generated from nine hotel properties located in the Washington D.C. area. In addition, all hotel properties securing our mortgage loans are located domestically at December 31, 2018. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, U.S. government treasury bill holdings and amounts due or payable under our derivative contracts. At December 31, 2018, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Total revenue	$342,207	$389,164	$355,930	$343,488	$1,430,789
Total operating expenses	318,945	346,129	326,601	349,175	1,340,850
Gain (loss) on sale of hotel properties	(9)	412	(9)	81	475
Operating income (loss)	$23,253	$43,447	$29,320	$(5,606)	$90,414
Net Income (loss)	$(32,649)	$(23,351)	$(34,261)	$(66,048)	$(156,309)
Net Income (loss) attributable to the Company	$(26,271)	$(18,306)	$(27,589)	$(54,800)	$(126,966)
Net Income (loss) attributable to common stockholders	$(36,915)	$(28,950)	$(38,234)	$(65,444)	$(169,543)
Diluted income (loss) attributable to common stockholders per share	$(0.39)	$(0.30)	$(0.40)	$(0.66)	$(1.75)	(1)
Weighted average diluted common shares	95,367	96,889	97,467	99,324	97,282
2017
Total revenue	$353,709	$390,670	$353,325	$341,566	$1,439,270
Total operating expenses	325,447	332,185	323,709	322,924	1,304,265
Gain (loss) on sale of hotel properties	(83)	$14,092	$15	$6	$14,030
Operating income (loss)	$28,179	$72,577	$29,631	$18,648	$149,035
Net Income (loss)	$(31,937)	$10,428	$(28,726)	$(38,525)	$(88,760)
Net Income (loss) attributable to the Company	$(25,413)	$10,184	$(21,808)	$(29,971)	$(67,008)
Net Income (loss) attributable to common stockholders	$(36,369)	$(772)	$(37,755)	$(47,672)	$(122,568)
Diluted income (loss) attributable to common stockholders per share	$(0.39)	$(0.01)	$(0.40)	$(0.50)	$(1.30)	(1)
Weighted average diluted common shares	94,840	95,320	95,332	95,328	95,207
_________________
(1) The sum of the diluted income (loss) from continuing operations attributable to common stockholders per share for the four quarters in 2018 and 2017 differs from the annual diluted income (loss) from continuing operations attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Subsequent Events
On January 22, 2019, the Company acquired a 100% interest in the 310-room Embassy Suites New York Midtown Manhattan for $195.0 million. In connection with this acquisition, we closed on a $145 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 3.90%. The stated maturity date of the mortgage loan is February 2022, with two one-year extension options. The mortgage loan is secured by the Embassy Suites New York Midtown Manhattan. As a result of the acquisition, we are entitled to receive $19.5 million from Ashford LLC in exchange for future purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that will be leased to us by Ashford LLC rent free.
On February 6, 2019, we made an additional investment of $299,000 in OpenKey.
On February 26, 2019, the Company acquired a 100% interest in the 178-room Hilton Santa Cruz/Scotts Valley for $50.0 million. Consideration included cash and approximately 1.5 million common units in operating partnership. Additionally, we assumed a $25.3 million non-recourse mortgage loan. This mortgage loan is interest only and provides for a fixed interest rate of 4.66%. The stated maturity date of the mortgage loan is March 2025. The mortgage loan is secured by the Hilton Santa Cruz/Scotts Valley. As a result of the acquisition, we are entitled to receive $5.0 million from Ashford LLC in exchange for future purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that will be leased to us by Ashford LLC rent free.
We are currently evaluating the hotel property acquisitions to determine whether the transactions are business combinations or asset acquisitions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2018, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Ashford Hospitality Trust, Inc. and subsidiaries
Dallas, Texas
Opinion on Internal Control over Financial Reporting
We have audited Ashford Hospitality Trust, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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
March 1, 2019

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officer, and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV

Item 15.	Exhibits, Financial Statement and Schedules

(a)	Financial Statements and Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 70 through 123 hereof, for our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on pages 128 through 132 hereof.
Schedule III – Real Estate and Accumulated Depreciation
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)	Exhibits
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 133 through 137.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ DOUGLAS A. KESSLER
Douglas A. Kessler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 1, 2019
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2019
Mark L. Nunneley

/s/ BENJAMIN J. ANSELL, M.D.	Director	March 1, 2019
Benjamin J. Ansell, M.D.

/s/ FREDERICK J. KLEISNER	Director	March 1, 2019
Frederick J. Kleisner

/s/ AMISH GUPTA	Director	March 1, 2019
Amish Gupta

/s/ KAMAL JAFARNIA	Director	March 1, 2019
Kamal Jafarnia

/s/ SHERI L. PANTERMUEHL	Director	March 1, 2019
Sheri L. Pantermuehl

/s/ ALAN L. TALLIS	Director	March 1, 2019
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$23,810	$1,204	$9,388	$193	$7,027	$1,397	$16,415	$17,812	$8,584	08/1998		(1),(2),(3)
Embassy Suites	Dallas, TX	15,760	1,878	8,907	238	6,929	2,116	15,836	17,952	8,360	12/1998		(1),(2),(3)
Embassy Suites	Herndon, VA	25,120	1,303	9,836	277	9,035	1,580	18,871	20,451	9,511	12/1998		(1),(2),(3)
Embassy Suites	Las Vegas, NV	30,860	3,307	16,952	397	14,959	3,704	31,911	35,615	15,603	05/1999		(1),(2),(3)
Embassy Suites	Flagstaff, AZ	18,400	1,267	4,278	—	4,820	1,267	9,098	10,365	5,143		10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	18,150	1,799	10,404	—	7,629	1,799	18,033	19,832	7,400		03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	20,180	3,277	13,949	—	9,706	3,277	23,655	26,932	11,293		03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	28,698	5,791	34,819	—	17,519	5,791	52,338	58,129	18,952		12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	49,920	7,452	25,334	—	21,249	7,452	46,583	54,035	15,642		12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	46,355	36,065	41,588	—	15,533	36,065	57,121	93,186	17,408		04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	88,435	11,110	60,048	—	7,338	11,110	67,386	78,496	21,939		04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	67,440	8,948	46,239	—	16,210	8,948	62,449	71,397	18,752		04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	22,526	5,674	21,593	—	11,047	5,674	32,640	38,314	11,090		04/2007	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	11,980	1,751	9,164	—	5,806	1,751	14,970	16,721	5,528		11/2003	(1),(2),(3)
Hilton Garden Inn	Austin, TX	66,798	7,605	48,725	—	4,682	7,605	53,407	61,012	8,034		03/2015	(1),(2),(3)
Hilton Garden Inn	Baltimore, MD	16,351	4,027	20,199	—	3,220	4,027	23,419	27,446	2,490		03/2015	(1),(2),(3)
Hilton Garden Inn	Virginia Beach, VA	32,402	4,101	26,329	—	182	4,101	26,511	30,612	2,936		03/2015	(1),(2),(3)
Hilton Garden Inn	Wisconsin Dells, WI	7,778	867	14,318	(327)	(4,797)	540	9,521	10,061	615		08/2015	(1),(2),(3),(4)
Hilton	Ft. Worth, TX	62,000	4,538	13,922	—	17,897	4,538	31,819	36,357	16,092		03/2005	(1),(2),(3)
Hilton	Houston, TX	20,330	2,200	13,247	—	9,788	2,200	23,035	25,235	10,018		03/2005	(1),(2),(3)
Hilton	St. Petersburg, FL	49,660	2,991	13,907	—	19,311	2,991	33,218	36,209	14,948		03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	26,400	7,004	10,689	—	10,045	7,004	20,734	27,738	10,569		12/2006	(1),(2),(3)
Hilton	Bloomington, MN	46,800	5,685	59,139	—	14,024	5,685	73,163	78,848	27,810		04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	65,671	12,917	91,791	—	15,205	12,917	106,996	119,913	36,422		04/2007	(1),(2),(3)
Hilton	Boston, MA	97,000	62,555	134,407	—	17,444	62,555	151,851	214,406	19,520		03/2015	(1),(2),(3)
Hilton	Parsippany, NJ	38,383	7,293	58,098	—	5,250	7,293	63,348	70,641	11,280		03/2015	(1),(2),(3)
Hilton	Tampa, FL	27,666	5,206	21,186	—	11,139	5,206	32,325	37,531	6,326		03/2015	(1),(2),(3)
Hilton	Alexandria, VA	73,450	14,459	97,014	—	597	14,459	97,611	112,070	1,478		06/2018	(1),(2),(3)
Hampton Inn	Lawrenceville, GA	5,540	697	3,808	—	3,187	697	6,995	7,692	3,110		11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	11,330	1,301	5,034	—	2,807	1,301	7,841	9,142	3,760		09/2004	(1),(2),(3)
Hampton Inn	Parsippany, NJ	18,793	3,268	24,306	—	2,917	3,268	27,223	30,491	4,459		03/2015	(1),(2),(3)
Hampton Inn	Buford, GA	8,822	1,168	5,338	—	2,218	1,168	7,556	8,724	2,448		07/2004	(1),(2),(3)
Hampton Inn	Phoenix, AZ	11,266	853	10,145	—	4,603	853	14,748	15,601	1,588		06/2015	(1),(2),(3)
Hampton Inn - Waterfront	Pittsburgh, PA	12,786	2,335	18,663	—	(441)	2,335	18,222	20,557	1,897		06/2015	(1),(2),(3)
Hampton Inn - Washington	Pittsburgh, PA	17,341	2,760	19,739	—	(377)	2,760	19,362	22,122	2,216		06/2015	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hampton Inn	Columbus, OH	21,017	1,789	27,210	—	2,223	1,789	29,433	31,222	3,205		06/2015	(1),(2),(3)
Marriott	Beverly Hills, CA	123,120	6,510	22,061	—	30,877	6,510	52,938	59,448	27,765		03/2005	(1),(2),(3)
Marriott	Durham, NC	26,800	1,794	25,056	—	14,184	1,794	39,240	41,034	13,631		02/2006	(1),(2),(3)
Marriott	Arlington, VA	93,433	20,637	101,376	—	57,590	20,637	158,966	179,603	58,441		07/2006	(1),(2),(3)
Marriott	Bridgewater, NJ	71,200	5,059	89,268	—	4,984	5,059	94,252	99,311	30,279		04/2007	(1),(2),(3)
Marriott	Dallas, TX	30,400	2,701	30,893	—	14,538	2,701	45,431	48,132	16,034		04/2007	(1),(2),(3)
Marriott	Fremont, CA	58,403	5,800	44,200	—	(3,308)	5,800	40,892	46,692	5,405		8/2014	(1),(2),(3)
Marriott	Memphis, TN	27,041	6,210	37,284	—	1,241	6,210	38,525	44,735	7,252		02/2015	(1),(2),(3)
Marriott	Irving, TX	67,196	8,330	82,272	—	20,139	8,330	102,411	110,741	11,764		03/2015	(1),(2),(3)
Marriott	Omaha, NE	15,976	6,641	49,887	—	11,209	6,641	61,096	67,737	9,519		03/2015	(1),(2),(3)
Marriott	San Antonio, TX	23,229	9,764	31,384	(958)	(8,088)	8,806	23,296	32,102	1,165		03/2015	(1),(2),(3),(4)
Marriott	Sugarland, TX	62,809	9,047	84,043	—	(1,530)	9,047	82,513	91,560	8,655		03/2015	(1),(2),(3)
SpringHill Suites by Marriott	Jacksonville, FL	—	1,348	7,111	—	3,663	1,348	10,774	12,122	4,539		11/2003	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	13,600	2,502	13,206	—	4,453	2,502	17,659	20,161	7,730		05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	6,751	1,106	5,021	—	3,674	1,106	8,695	9,801	2,913		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	9,724	1,132	6,089	—	1,131	1,132	7,220	8,352	2,999		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Charlotte, NC	13,036	1,235	6,818	—	1,120	1,235	7,938	9,173	3,022		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	6,799	1,090	3,991	—	1,274	1,090	5,265	6,355	2,083		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Manhattan Beach, CA	28,560	5,726	21,187	—	1,584	5,726	22,771	28,497	7,201		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	20,800	3,210	24,578	—	1,788	3,210	26,366	29,576	8,351		04/2007	(1),(2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	5,297	840	4,359	—	674	840	5,033	5,873	1,852		07/2004	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	14,520	900	10,741	—	4,043	900	14,784	15,684	6,179		09/2004	(1),(2),(3)
Courtyard by Marriott - Tremont	Boston, MA	103,286	24,494	85,246	—	10,144	24,494	95,390	119,884	14,631		03/2015	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	8,160	673	4,804	—	3,900	673	8,704	9,377	3,870		09/2004	(1),(2),(3)
Courtyard by Marriott	Denver, CO	33,648	9,342	29,656	—	2,721	9,342	32,377	41,719	4,066		03/2015	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	18,555	1,352	12,266	—	3,365	1,352	15,631	16,983	5,297		09/2004	(1),(2),(3)
Courtyard by Marriott	Gaithersburg, MD	28,812	5,128	30,522	—	4,228	5,128	34,750	39,878	4,132		03/2015	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	43,350	5,411	38,610	—	13,726	5,411	52,336	57,747	17,752		06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	20,949	2,244	18,520	—	6,643	2,244	25,163	27,407	9,569		06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	8,973	1,868	14,030	—	5,104	1,868	19,134	21,002	8,114		06/2005	(1),(2),(3)
Courtyard by Marriott	Savannah, GA	24,924	6,948	31,755	—	(290)	6,948	31,465	38,413	3,372		03/2015	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	22,150	2,447	16,005	—	3,832	2,447	19,837	22,284	7,608		06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	20,040	2,244	12,345	—	4,180	2,244	16,525	18,769	6,843		06/2005	(1),(2),(3)
Courtyard by Marriott	Oakland, CA	28,240	5,112	19,429	—	4,291	5,112	23,720	28,832	8,424		04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AZ	23,600	3,700	22,134	—	5,045	3,700	27,179	30,879	9,776		04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	18,160	2,115	22,360	—	2,259	2,115	24,619	26,734	8,227		04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	34,960	2,863	10,723	—	3,581	2,863	14,304	17,167	5,897		04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	6,414	1,301	7,430	—	2,222	1,301	9,652	10,953	3,800		04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	41,600	5,419	45,304	—	7,093	5,419	52,397	57,816	16,914		04/2007	(1),(2),(3)
Courtyard by Marriott	Wichita, KS	18,380	291	23,090	—	(1,229)	291	21,861	22,152	2,197		06/2015	(1),(2),(3)
Courtyard by Marriott - Billerica	Boston, MA	29,807	3,528	29,352	—	1,127	3,528	30,479	34,007	4,575		06/2015	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Homewood Suites	Pittsburgh, PA	25,492	1,906	28,093	—	2,050	1,906	30,143	32,049	3,760		06/2015	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	25,738	2,555	20,367	—	10,156	2,555	30,523	33,078	11,834		03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	7,980	961	5,972	—	3,355	961	9,327	10,288	4,177		09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	26,211	6,554	40,539	—	18,092	6,554	58,631	65,185	18,562		06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	26,650	2,752	34,979	—	6,220	2,752	41,199	43,951	15,349		06/2005	(1),(2),(3)
Marriott Residence Inn	San Diego, CA	29,840	3,156	29,514	—	3,694	3,156	33,208	36,364	12,299		06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	16,120	1,897	16,357	—	3,201	1,897	19,558	21,455	7,321		06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	38,160	18,177	39,568	(6,184)	(11,343)	11,993	28,225	40,218	7,192		04/2007	(1),(2),(3),(4)
Marriott Residence Inn	Phoenix, AZ	23,680	4,100	23,187	—	5,990	4,100	29,177	33,277	11,518		04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	14,160	2,045	16,869	—	2,257	2,045	19,126	21,171	6,525		04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	37,760	3,272	11,706	—	3,215	3,272	14,921	18,193	5,784		04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	6,883	1,462	8,306	—	4,226	1,462	12,532	13,994	5,300		04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	10,045	1,997	16,084	—	9,737	1,997	25,821	27,818	7,302		05/2007	(1),(2),(3)
Marriott Residence Inn	Stillwater, OK	7,911	930	15,070	—	1,861	930	16,931	17,861	2,455		06/2015	(1),(2),(3)
TownePlace Suites by Marriott	Manhattan Beach, CA	23,680	4,805	17,543	—	4,736	4,805	22,279	27,084	7,637		04/2007	(1),(2),(3)
Ritz-Carlton	Atlanta, GA	98,700	2,477	80,139	—	26,824	2,477	106,963	109,440	13,736		03/2015	(1),(2),(3)
One Ocean	Atlantic Beach, FL	57,600	5,815	14,817	—	27,256	5,815	42,073	47,888	23,474		04/2004	(1),(2),(3)
Renaissance	Nashville, TN	152,516	20,671	158,260	—	28,663	20,671	186,923	207,594	23,292		03/2015	(1),(2),(3)
Renaissance	Palm Springs, CA	51,942	—	74,112	—	14,708	—	88,820	88,820	12,595		03/2015	(1),(2),(3)
Sheraton Hotel	Ann Arbor, MI	35,200	4,158	35,042	—	886	4,158	35,928	40,086	3,909		06/2015	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	12,880	2,037	12,424	—	12,635	2,037	25,059	27,096	13,645		07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	20,933	2,953	14,280	—	9,333	2,953	23,613	26,566	11,848		03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	60,410	3,100	22,041	—	23,343	3,100	45,384	48,484	20,858		03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	26,331	4,023	39,363	—	18,435	4,023	57,798	61,821	20,922		12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	36,160	7,294	36,382	—	8,330	7,294	44,712	52,006	16,696		12/2006	(1),(2),(3)
Hyatt Regency	Coral Gables, FL	63,200	4,805	50,820	—	24,165	4,805	74,985	79,790	23,575		04/2007	(1),(2),(3)
Hyatt Regency	Hauppauge, NY	36,389	6,284	35,669	—	(1,428)	6,284	34,241	40,525	6,963		03/2015	(1),(2),(3)
Hyatt Regency	Savannah, GA	69,788	14,041	72,721	—	12,322	14,041	85,043	99,084	13,388		03/2015	(1),(2),(3)
Crowne Plaza	Key West, FL	64,982	—	27,514	—	15,302	—	42,816	42,816	19,962		03/2005	(1),(2),(3)
Crowne Plaza	Annapolis, MD	—	—	9,903	—	(20)	—	9,883	9,883	3,094		03/2015	(1),(2),(3),(4)
Annapolis Inn	Annapolis, MD	18,658	3,028	7,833	—	9,465	3,028	17,298	20,326	8,849		03/2005	(1),(2),(3)
La Posada de Santa Fe	Santa Fe, NM	25,000	8,094	42,058	—	—	8,094	42,058	50,152	240		10/2018	(1),(2),(3)
Lakeway Resort & Spa	Austin, TX	19,527	4,541	28,940	—	5,960	4,541	34,900	39,441	9,261		02/2015	(1),(2),(3)
Silversmith	Chicago, IL	27,965	4,782	22,398	—	1,563	4,782	23,961	28,743	6,187		03/2015	(1),(2),(3)
The Churchill	Washington, D.C.	41,449	25,898	32,304	—	14,302	25,898	46,606	72,504	9,156		03/2015	(1),(2),(3)
The Melrose	Washington, D.C.	76,069	29,277	62,507	—	(500)	29,277	62,007	91,284	6,809		03/2015	(1),(2),(3)
Le Pavillon	New Orleans, LA	43,750	10,933	51,549	(2,600)	10,932	8,333	62,481	70,814	7,819		06/2015	(1),(2),(3)
The Ashton	Ft. Worth, TX	5,232	800	7,187	—	1,561	800	8,748	9,548	1,796		07/2014	(1),(2),(3)
Westin	Princeton, NJ	25,583	6,475	52,195	—	12,241	6,475	64,436	70,911	9,229		03/2015	(1),(2),(3)
W	Atlanta, GA	48,800	2,353	54,383	—	2,336	2,353	56,719	59,072	6,002		07/2015	(1),(2),(3)
W	Minneapolis, MN	52,843	8,430	79,713	—	(2,578)	8,430	77,135	85,565	6,441		11/2015	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Le Meridien	Minneapolis, MN	—	2,752	12,248	—	3,186	2,752	15,434	18,186	1,906		07/2015	(1),(2),(3)
Hotel Indigo	Atlanta, GA	16,100	3,230	23,713	—	5,832	3,230	29,545	32,775	2,809		10/2015	(1),(2),(3)
WorldQuest Resort	Orlando, FL	—	1,432	9,870	(42)	1,438	1,390	11,308	12,698	2,499		03/2011	(1),(2),(3)
Total		$3,966,237	$680,759	$3,718,658	$(9,006)	$897,052	$671,753	$4,615,710	$5,287,463	$1,182,244
_________________________
(1) Estimated useful life for buildings is 39 years.
(2) Estimated useful life for building improvements is 7.5 years.
(3) Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4) Amounts include impairment charges.

	Year Ended December 31,
	2018	2017	2016
Investment in Real Estate:
Beginning balance	$5,064,294	$5,054,564	$5,181,466
Additions	374,223	225,461	206,022
Impairment/write-offs	(125,964)	(111,820)	(85,338)
Sales/disposals	(25,090)	(85,709)	(227,988)
Assets held for sale	—	(18,202)	(19,598)
Ending balance	$5,287,463	$5,064,294	$5,054,564
Accumulated Depreciation:
Beginning balance	1,028,379	894,001	761,782
Depreciation expense	258,441	247,220	245,953
Impairment/write-offs	(102,410)	(101,008)	(67,022)
Sales/disposals	(2,166)	(11,364)	(44,346)
Assets held for sale	—	(470)	(2,366)
Ending balance	$1,182,244	$1,028,379	$894,001
Investment in Real Estate, net	$4,105,219	$4,035,915	$4,160,563

EXHIBIT INDEX

Exhibit	Description
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

10.3.1.1†	Amendment No. 1 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated May 13, 2014 (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on May 19, 2014) (File No. 001-31775)
10.3.1.2†
Amendment No. 3 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed May 22, 2017) (File No.001-31775)

10.3.2†	Form of LTIP Unit Award Agreement, dated March 21, 2008 (incorporated by reference to Exhibit 10.3.3 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)
10.3.3†	Form of Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on April 7, 2016) (File No. 001-31775)
10.3.4†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on April 7, 2016) (File No. 001-31775)
10.3.5†	Amended and Restated Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3.6 of Form 10-K, filed on March 16, 2017) (File No. 001-31775)
10.3.6†	Amended and Restated Form of Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3.7 of Form 10-K, filed on March 16, 2017) (File No. 001-31775)
10.4
Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.4 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)

10.5
Chairman Emeritus Agreement, dated January 7, 2013, between Ashford Hospitality Trust, Inc. Ashford Hospitality Limited Partnership, and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 9, 2013) (File No. 001-31775)

10.6.1	Form of Management Agreement between Remington Lodging and Ashford TRS Corporation (incorporated by reference to Exhibit 10.10 of Form S-11/A, filed on July 31, 2003) (File No. 001-31775)
10.6.2	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS companies (incorporated by reference to Exhibit 10.6.1 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)
10.6.3
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

10.6.5
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

10.8
Contribution and Purchase and Sale Agreement, dated December 27, 2004, between the Registrant and FGSB Master Corp. (incorporated by reference to Exhibit 10.12 of Form 10-K, filed on March 1, 2013) (File No. 001-31775)

10.9
Release and Waiver Agreement, Dated March 31, 2011, by and between Ashford Hospitality Trust, Inc. and Mr. Alan Tallis, former Executive Vice President of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 6, 2011, for the event dated April 11, 2011) (File No. 001-31775)

10.10
Indemnity Agreement dated March 10, 2011, between the Registrant and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q, filed on May 10, 2011) (File No. 001-31775)

10.11
Right of First Offer Agreement between Ashford Hospitality Trust, Inc. and Ashford Hospitality Prime, Inc., dated November 19, 2013 (incorporated by reference to Exhibit 10.6 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013) (File No. 001-31775)

10.12
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

10.13
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

10.14
Registration Rights Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.9 of Form 8-K, filed on November 25, 2013, for the event dated November 19, 2013) (File No. 001-31775)

Exhibit	Description
10.15
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Monty Bennett, regarding the sale of Class B company interests of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014) (File No. 001-31775)

10.16
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Rob Hays, regarding the sale of Class B company interests of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014) (File No. 001-31775)

10.17
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Monty Bennett, regarding the sale of Class B limited partnership interests of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.5 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014) (File No. 001-31775)

10.18
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Rob Hays, regarding the sale of Class B limited partnership interests of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.6 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014) (File No. 001-31775)

10.19	Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 15, 2014) (File No. 001-31775)
10.20
Third Amended and Restated Limited Partnership Agreement of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014) (File No. 001-31775)

10.21
Second Amended and Restated Limited Liability Company Operating Agreement of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014) (File No. 001-31775)

10.22
Tax Matters Agreement, dated October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 6, 2014, for the event dated October 31, 2014) (File No. 001-31775)

10.23.1
Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on June 12, 2015) (File No. 001-31775)

10.23.2
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated June 26, 2018, among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC, dated June, 26, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 26, 2018 (File No. 001-31775)

10.24
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014) (File No. 001-31775)

10.25
Licensing Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014) (File No. 001-31775)

10.26
Letter Agreement dated December 14, 2014, between PRISA III Investments, LLC, a Delaware limited liability company and Ashford Hospitality Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on December 19, 2014) (File No. 001-31775)

10.27
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Trust, Inc., and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2015) (File No. 001-31775)

10.28
Restricted Stock Award Agreement, dated February 20, 2017, by and between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2017) (File No. 001-31775).

10.29
Amended and Restated Employment Agreement, dated as of February 20, 2017, by and among Ashford Inc., Ashford Hospitality Advisors LLC and Douglas A. Kessler (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 21, 2017) (File No. 001-31775).

10.30
Indemnification Agreement, dated as of February 20, 2017, by and between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 21, 2017) (File No. 001-31775).

10.31
Loan Agreement, dated as of June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Bank, N.A., as lenders, and Ashford Tipton Lakes LP, Ashford Scottsdale LP, Ashford Phoenix Airport LP, Ashford Hawthorne LP, Ashford San Jose LP, Ashford LV Hughes Center LP and Ashford Plymouth Meeting LP, as borrowers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.32
Senior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Senior A LLC, as borrower (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

Exhibit	Description
10.33
Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Bank, N.A., as lenders, and Ashford Newark LP, Ashford BWI Airport LP, Ashford Oakland LP, Ashford Plano-C LP, Ashford Plano-R LP, Ashford Manhattan Beach LP and Ashford Basking Ridge LP as borrowers (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.34
Senior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Senior B LLC, as borrower (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.35
Loan Agreement, dated as of June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Bank, N.A., as lenders, and Ashford MV San Diego LP, Ashford Bucks County LLC, New Fort Tower I Hotel Limited Partnership, Ashford Coral Gables LP and Ashford Minneapolis Airport LP, as borrowers (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.36
Senior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Senior C LLC, as borrower (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.37
Junior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Junior C LLC, as borrower (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.38
Loan Agreement, dated as of June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Bank, N.A., as lenders, and Ashford Dulles LP, Ashford Santa Fe LP, Ashford Market Center LP, New Beverly Hills Hotel Limited Partnership and Ashford Atlantic Beach LP, as borrowers (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.39
Senior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Senior D LLC, as borrower (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.40
Junior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Junior D LLC, as borrower (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.41
Loan Agreement, dated as of June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Bank, N.A., as lenders, and Ashford Memphis LP, Ashford Philly LP, Ashford Anchorage LP, Ashford Lakeway LP and Ashford Fremont LP, as borrowers (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.42
Senior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Senior E LLC, as borrower (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.43
Junior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Junior E LLC, as borrower (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.44
Loan Agreement, dated as of June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Bank, N.A., as lenders, and Ashford Downtown Atlanta LP, Ashford Flagstaff LP, Ashford Walnut Creek LP, Ashford Bridgewater Hotel Partnership, LP and Ashford Durham I LLC, as borrowers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.45
Senior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Senior F LLC, as borrower (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.46
Junior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Junior F LLC, as borrower (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.47
Consolidated, Amended and Restated Hotel Master Management Agreement, dated August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.48
Master Project Management Agreement, dated August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.49
Amended and Restated Mutual Exclusivity Agreement, dated August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Remington Lodging & Hospitality, LLC, as consented to by Monty J. Bennett (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.50
Mutual Exclusivity Agreement, dated August 8, 2018, dated August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

21.1*	Registrant’s Subsidiaries Listing as of December 31, 2018

Exhibit	Description
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, 2018
23.1*	Consent of BDO USA LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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