Form 10-Q
period 2019-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2019-08-06
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

14185 Dallas Parkway
Suite 1100
Dallas
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	102,130,683
(Class)	Outstanding at August 2, 2019

ASHFORD HOSPITALITY TRUST, INC
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Investments in hotel properties, net	$4,235,263	$4,105,219
Cash and cash equivalents	235,936	319,210
Restricted cash	162,746	120,602
Marketable securities	14,263	21,816
Accounts receivable, net of allowance of $746 and $485, respectively	65,223	37,060
Inventories	4,454	4,224
Investment in unconsolidated entities	2,858	4,489
Deferred costs, net	3,087	3,449
Prepaid expenses	32,826	19,982
Derivative assets, net	2,535	2,396
Operating lease right-of-use assets	41,114	—
Other assets	13,620	15,923
Intangible assets, net	797	9,824
Due from related party, net	2,297	—
Due from third-party hotel managers	19,642	21,760
Assets held for sale	33,336	—
Total assets	$4,869,997	$4,685,954
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$4,143,957	$3,927,266
Accounts payable and accrued expenses	158,200	136,757
Dividends and distributions payable	20,435	26,794
Due to Ashford Inc., net	6,171	23,034
Due to related party, net	—	1,477
Due to third-party hotel managers	3,539	2,529
Intangible liabilities, net	2,377	15,483
Derivative liabilities, net	171	50
Operating lease liabilities	43,758	—
Other liabilities	26,253	18,716
Liabilities related to assets held for sale	24,690	—
Total liabilities	4,429,551	4,152,106
Commitments and contingencies (note 15)
Redeemable noncontrolling interests in operating partnership	73,242	80,743
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 2,389,393 shares issued and outstanding at June 30, 2019 and December 31, 2018	24	24
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	62	62
Series H Cumulative Preferred Stock, 3,800,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	38	38
Series I Cumulative Preferred Stock, 5,400,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	54	54
Common stock, $0.01 par value, 400,000,000 shares authorized, 102,130,683 and 101,035,530 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,021	1,010
Additional paid-in capital	1,819,177	1,814,273
Accumulated deficit	(1,453,824)	(1,363,020)
Total stockholders’ equity of the Company	366,600	452,489
Noncontrolling interests in consolidated entities	604	616
Total equity	367,204	453,105
Total liabilities and equity	$4,869,997	$4,685,954
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Rooms	$328,252	$309,381	$608,633	$580,074
Food and beverage	67,298	60,429	128,359	115,473
Other hotel revenue	18,475	18,558	34,679	34,049
Total hotel revenue	414,025	388,368	771,671	729,596
Other	1,123	796	2,195	1,775
Total revenue	415,148	389,164	773,866	731,371
EXPENSES
Hotel operating expenses:
Rooms	68,179	64,214	128,826	123,300
Food and beverage	44,122	40,156	85,445	78,621
Other expenses	124,609	116,254	238,136	222,637
Management fees	14,783	14,371	27,772	27,108
Total hotel expenses	251,693	234,995	480,179	451,666
Property taxes, insurance, and other	21,762	20,230	42,159	38,589
Depreciation and amortization	67,511	64,566	134,689	127,613
Impairment charges	6,533	19	6,533	1,679
Transaction costs	2	9	2	11
Advisory services fee	16,281	23,079	32,585	40,156
Corporate, general and administrative	2,917	3,231	5,518	5,360
Total expenses	366,699	346,129	701,665	665,074
Gain (loss) on sale of assets and hotel properties	328	412	561	403
OPERATING INCOME (LOSS)	48,777	43,447	72,762	66,700
Equity in earnings (loss) of unconsolidated entities	(867)	1,170	(1,930)	582
Interest income	785	883	1,566	1,629
Other income (expense)	(338)	206	(654)	282
Interest expense and amortization of premiums and loan costs	(67,987)	(58,206)	(134,153)	(112,949)
Write-off of premiums, loan costs and exit fees	(90)	(5,694)	(2,152)	(7,744)
Unrealized gain (loss) on marketable securities	598	(268)	1,406	(826)
Unrealized gain (loss) on derivatives	1,476	(1,916)	(1,518)	(1,587)
INCOME (LOSS) BEFORE INCOME TAXES	(17,646)	(20,378)	(64,673)	(53,913)
Income tax (expense) benefit	(3,706)	(2,973)	(3,301)	(2,087)
NET INCOME (LOSS)	(21,352)	(23,351)	(67,974)	(56,000)
(Income) loss from consolidated entities attributable to noncontrolling interest	(14)	(20)	12	18
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,084	5,065	13,663	11,405
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(16,282)	(18,306)	(54,299)	(44,577)
Preferred dividends	(10,644)	(10,644)	(21,288)	(21,288)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(26,926)	$(28,950)	$(75,587)	$(65,865)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(0.27)	$(0.30)	$(0.77)	$(0.69)
Weighted average common shares outstanding – basic	99,942	96,889	99,685	96,137
Diluted:
Net income (loss) attributable to common stockholders	$(0.27)	$(0.30)	$(0.77)	$(0.69)
Weighted average common shares outstanding – diluted	99,942	96,889	99,685	96,137
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(21,352)	$(23,351)	$(67,974)	$(56,000)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(21,352)	(23,351)	(67,974)	(56,000)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(14)	(20)	12	18
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,084	5,065	13,663	11,405
Comprehensive income (loss) attributable to the Company	$(16,282)	$(18,306)	$(54,299)	$(44,577)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	102,166	$1,022	$1,815,946	$(1,445,136)	$590	$372,648	$101,980
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(23)	—	(128)	—	—	(128)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,249	—	—	3,249	2,119
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(29)	(1)	1	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	17	—	—	—	—	—	5
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	109	—	—	109	—
Dividends declared – common stock ($.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,223)	—	(6,223)	—
Dividends declared – preferred stock - Series D ($.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,213)	—	(2,213)	—
Dividends declared – preferred stock - Series G ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,857)	—	(2,857)	—
Dividends declared – preferred stock - Series H ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred stock - Series I ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,317)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	24,461	—	24,461	(24,461)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,282)	14	(16,268)	(5,084)
Balance at June 30, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	102,131	$1,021	$1,819,177	$(1,453,824)	$604	$367,204	$73,242

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	101,036	$1,010	$1,814,273	$(1,363,020)	$616	$453,105	$80,743
Impact of adoption of new accounting standard (1)	—	—	—	—	—	—	—	—	—	—	—	—	—	1,755	—	1,755	—
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(210)	(1)	(1,030)	—	—	(1,031)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	6,037	—	—	6,037	3,921
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(35)	(1)	1	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1,340	13	(13)	—	—	—	28
Issuance of units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,854
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(91)	—	—	(91)	—
Dividends declared – common stock ($.18/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,673)	—	(18,673)	—
Dividends declared – preferred stock - Series D ($1.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,524)	—	(2,524)	—
Dividends declared – preferred stock - Series F ($.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,425)	—	(4,425)	—
Dividends declared – preferred stock - Series G ($.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,715)	—	(5,715)	—
Dividends declared – preferred stock - Series H ($.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,562)	—	(3,562)	—
Dividends declared – preferred stock - Series I ($.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,062)	—	(5,062)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,940)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	1,701	—	1,701	(1,701)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(54,299)	(12)	(54,311)	(13,663)
Balance at June 30, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	102,131	$1,021	$1,819,177	$(1,453,824)	$604	$367,204	$73,242
(1) see note 17.

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	98,654	$987	$1,789,501	$(1,207,063)	$608	$584,259	$112,967
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(21)	(1)	(135)	—	—	(136)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	4,525	—	—	4,525	5,276
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(24)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	3	—	—	—	—	—	4
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	(22)	—	—	(22)	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($.12/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,957)	—	(11,957)	—
Dividends declared – preferred stock - Series D ($.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,213)	—	(2,213)	—
Dividends declared – preferred stock - Series G ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,857)	—	(2,857)	—
Dividends declared – preferred stock - Series H ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred stock - Series I ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,479)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,546)	—	(35,546)	35,546
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,306)	20	(18,286)	(5,065)
Balance at June 30, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	98,612	$986	$1,793,869	$(1,283,516)	$628	$512,193	$146,249

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	97,409	$974	$1,784,997	$(1,153,697)	$646	$633,146	$116,122
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(249)	(3)	(1,595)	—	—	(1,598)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	10,411	—	—	10,411	6,392
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(38)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1,490	15	108	—	—	123	53
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(52)	—	—	(52)	—
Dividends declared – common stock ($.24/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,918)	—	(23,918)	—
Dividends declared – preferred stock - Series D ($1.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,524)	—	(2,524)	—
Dividends declared – preferred stock - Series F ($.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,425)	—	(4,425)	—
Dividends declared – preferred stock - Series G ($.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,715)	—	(5,715)	—
Dividends declared – preferred stock - Series H ($.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,562)	—	(3,562)	—
Dividends declared – preferred stock - Series I ($.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,062)	—	(5,062)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,949)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(40,036)	—	(40,036)	40,036
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(44,577)	(18)	(44,595)	(11,405)
Balance at June 30, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	98,612	$986	$1,793,869	$(1,283,516)	$628	$512,193	$146,249
See Notes to Consolidated Financial Statements

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(67,974)	$(56,000)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	134,689	127,613
Impairment charges	6,533	1,679
Amortization of intangibles	(119)	(119)
Recognition of deferred income	(466)	(288)
Bad debt expense	1,669	909
Deferred income tax expense (benefit)	1,085	490
Equity in (earnings) loss of unconsolidated entities	1,930	(582)
(Gain) loss on sale of assets and hotel properties	(561)	(403)
Realized and unrealized (gain) loss on marketable securities	(1,422)	677
Purchases of marketable securities	(3,854)	(11,161)
Sales of marketable securities	12,829	13,338
Net settlement of trading derivatives	(875)	309
Realized and unrealized (gain) loss on derivatives	1,906	1,587
Amortization of loan costs and premiums and write-off of premiums, loan costs and exit fees	16,898	15,549
Equity-based compensation	9,958	16,803
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	(30,733)	(14,679)
Prepaid expenses and other assets	(9,248)	(7,206)
Operating lease right-of-use asset	(2,272)	—
Operating lease liability	491	—
Accounts payable and accrued expenses	22,964	11,248
Due to/from related party	(3,696)	(1,686)
Due to/from third-party hotel managers	3,128	(3,389)
Due to/from Ashford Inc., net	(1,244)	2,602
Other liabilities	655	1,698
Net cash provided by (used in) operating activities	92,271	98,989
Cash Flows from Investing Activities
Investment in unconsolidated entity	(299)	(667)
Proceeds from franchise agreement	4,000	—
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	(213,073)	(111,777)
Improvements and additions to hotel properties	(81,541)	(117,744)
Net proceeds from sales of assets and hotel properties	13,089	40,938
Payments for initial franchise fees	(200)	(105)
Proceeds from property insurance	231	651
Net cash provided by (used in) investing activities	(277,793)	(188,704)
Cash Flows from Financing Activities
Borrowings on indebtedness	388,694	2,733,201
Repayments of indebtedness	(181,241)	(2,455,813)
Payments for loan costs and exit fees	(9,107)	(54,438)
Payments for dividends and distributions	(50,260)	(47,837)
Purchases of common stock	(906)	(1,598)
Payments for derivatives	(1,049)	(3,095)
Preferred stock offering costs	—	(52)
Other	28	53
Net cash provided by (used in) financing activities	146,159	170,421
Net increase (decrease) in cash, cash equivalents and restricted cash	(39,363)	80,706
Cash, cash equivalents and restricted cash at beginning of period	439,812	472,072
Cash, cash equivalents and restricted cash and at end of period	$400,449	$552,778

	Six Months Ended June 30,
	2019	2018
Supplemental Cash Flow Information
Interest paid	$118,740	$106,238
Income taxes paid (refunded)	(1,611)	1,154
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$22,581	$15,971
Non-cash dividends paid	—	123
Accrued stock offering costs	90	—
Common stock purchases accrued but not paid	126	—
Issuance of units for hotel acquisition	7,854	—
Assumption of debt in hotel acquisition	24,922	—
Dividends and distributions declared but not paid	20,435	27,240
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$319,210	$354,805
Cash and cash equivalents at beginning of period included in assets held for sale	—	78
Restricted cash at beginning of period	120,602	116,787
Restricted cash at beginning of period included in assets held for sale	—	402
Cash, cash equivalents and restricted cash at beginning of period	$439,812	$472,072

Cash and cash equivalents at end of period	$235,936	$417,359
Cash and cash equivalents at end of period included in assets held for sale	1,281	—
Restricted cash at end of period	162,746	135,419
Restricted cash at end of period included in assets held for sale	486	—
Cash, cash equivalents and restricted cash at end of period	$400,449	$552,778
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott, and Intercontinental Hotel Group. As of June 30, 2019, we owned interests in the following assets:

•
121 consolidated hotel properties, including 119 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 25,579 total rooms (or 25,552 net rooms excluding those attributable to our partner);

•	92 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);

•	a 24.2% ownership in Ashford Inc. common stock with a carrying value of $182,000 and a fair value of $19.0 million; and

•	a 16.6% ownership in OpenKey with a carrying value of $2.7 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2019, our 121 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2019, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and his father Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 83 of our 121 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties. On May 31, 2019, Ashford Inc., the parent company of Ashford LLC, entered into an agreement to acquire the hotel management business of Remington Holdings, L.P. (as amended by the First Amendment thereto dated July 17, 2019, the “Combination Agreement”).
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, investment management services and mobile key technology.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The following acquisitions and dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
SpringHill Suites	Glen Allen, VA	Disposition	February 20, 2018
SpringHill Suites	Centreville, VA	Disposition	May 1, 2018
Residence Inn	Tampa, FL	Disposition	May 10, 2018
Hilton Alexandria Old Town	Alexandria, VA	Acquisition	June 29, 2018
La Posada de Santa Fe	Santa Fe, NM	Acquisition	October 31, 2018
Embassy Suites New York Manhattan Times Square	New York, NY	Acquisition	January 22, 2019
Hilton Santa Cruz/Scotts Valley	Santa Cruz, CA	Acquisition	February 26, 2019

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
Investments in Unconsolidated Entities—Investments in entities in which we have ownership interests ranging from 16.6% to 24.2%, at June 30, 2019, are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No such impairment was recorded for the three and six months ended June 30, 2019 and 2018.
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
After the adoption of ASU 2018-07 in the third quarter of 2018, stock/unit-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee,” “management fees” and “corporate, general and administrative” expense, equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. PSUs and Performance LTIP units granted to certain executive officers vest based on market conditions and are measured at the grant date fair value based on a Monte Carlo simulation valuation model. The subsequent expense is then ratably recognized over the service period as the service is rendered regardless of when, if ever, the market conditions are satisfied. This results in recording expense, included in “advisory services fee,” equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. Stock/unit grants to certain independent directors are measured at the grant date based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
Recently Adopted Accounting Standards—In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under the new standard, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10") and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We adopted the standard effective January 1, 2019 on a modified retrospective basis and implemented internal controls to enable the preparation of financial information on adoption. We elected the practical expedients which provide us the option to apply the new guidance at its effective date on January 1, 2019 without having to adjust the comparative prior period financial statements. The package of practical expedients also allowed us to carry forward the historical lease classification. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.
The adoption of this standard has resulted in the recognition of ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $43.3 million as well as a corresponding operating lease ROU asset of $38.8 million, which includes, among other things, reclassified intangible assets of $9.0 million, intangible liabilities of $13.0 million and deferred rent of $485,000. The standard did not have a material impact on our consolidated statements of operations and statements of cash flows. See related disclosures in note 5.
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
Other hotel revenue consists of ancillary revenue at the property, including attrition and cancellation fees, resort and destination fees, spas, parking, entertainment and other guest services, as well as rental revenue; primarily consisting of leased retail outlets at our hotel properties. Attrition and cancellation fees are recognized from non-cancellable deposits when the customer provides notification of cancellation within established management policy time frames. For the three and six months ended June 30, 2018, we recorded $1.9 million and $2.5 million of business interruption income for the St. Petersburg Hilton and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
Taxes specifically collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended June 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$18,001	$4,607	$1,195	$—	$23,803
Boston, MA Area	3	18,880	2,272	1,002	—	22,154
Dallas / Ft. Worth Area	7	15,986	4,078	871	—	20,935
Houston, TX Area	3	6,939	2,131	219	—	9,289
Los Angeles, CA Metro Area	6	20,282	4,113	1,294	—	25,689
Miami, FL Metro Area	3	6,812	2,593	239	—	9,644
Minneapolis / St. Paul, MN / WI Area	4	9,197	2,293	1,318	—	12,808
Nashville, TN Area	1	14,539	6,272	523	—	21,334
New York / New Jersey Metro Area	7	27,391	7,598	685	—	35,674
Orlando, FL Area	3	7,597	512	413	—	8,522
Philadelphia, PA Area	3	7,037	1,010	197	—	8,244
San Diego, CA Area	2	4,734	257	273	—	5,264
San Francisco / Oakland, CA Metro Area	7	24,239	2,514	708	—	27,461
Tampa, FL Area	2	6,395	1,765	294	—	8,454
Washington D.C. / MD / VA Area	9	39,610	8,159	2,339	—	50,108
Other Areas	52	99,595	17,087	6,607	—	123,289
Orlando WorldQuest	—	1,018	37	298	—	1,353
Corporate	—	—	—	—	1,123	1,123
Total	121	$328,252	$67,298	$18,475	$1,123	$415,148

	Three Months Ended June 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$17,029	$3,993	$1,404	$—	$22,426
Boston, MA Area	3	17,606	2,116	905	—	20,627
Dallas / Ft. Worth Area	7	16,534	4,229	919	—	21,682
Houston, TX Area	3	7,249	2,571	204	—	10,024
Los Angeles, CA Metro Area	6	19,995	3,763	1,233	—	24,991
Miami, FL Metro Area	3	6,948	2,521	238	—	9,707
Minneapolis - St. Paul, MN - WI Area	4	9,454	2,618	1,251	—	13,323
Nashville, TN Area	1	14,319	3,530	368	—	18,217
New York / New Jersey Metro Area	6	20,712	7,199	619	—	28,530
Orlando, FL Area	3	7,179	418	336	—	7,933
Philadelphia, PA Area	3	6,782	1,196	236	—	8,214
San Diego, CA Area	2	4,823	261	254	—	5,338
San Francisco - Oakland, CA Metro Area	6	21,394	1,598	628	—	23,620
Tampa, FL Area	2	5,489	1,568	251	—	7,308
Washington D.C. - MD - VA Area	9	35,084	6,653	1,573	—	43,310
Other Areas	51	96,657	16,151	7,796	—	120,604
Orlando WorldQuest	—	1,182	44	306	—	1,532
Sold properties	3	945	—	37	—	982
Corporate	—	—	—	—	796	796
Total	121	$309,381	$60,429	$18,558	$796	$389,164

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$38,277	$9,650	$2,390	$—	$50,317
Boston, MA Area	3	28,350	3,873	1,814	—	34,037
Dallas / Ft. Worth Area	7	31,890	8,854	1,756	—	42,500
Houston, TX Area	3	13,580	4,692	418	—	18,690
Los Angeles, CA Metro Area	6	40,826	8,706	2,460	—	51,992
Miami, FL Metro Area	3	15,722	5,381	464	—	21,567
Minneapolis / St. Paul, MN / WI Area	4	15,566	3,915	2,111	—	21,592
Nashville, TN Area	1	26,621	11,470	1,220	—	39,311
New York / New Jersey Metro Area	7	46,268	12,304	1,451	—	60,023
Orlando, FL Area	3	16,583	1,048	873	—	18,504
Philadelphia, PA Area	3	11,704	1,803	353	—	13,860
San Diego, CA Area	2	9,063	659	492	—	10,214
San Francisco / Oakland, CA Metro Area	7	45,864	4,852	1,275	—	51,991
Tampa, FL Area	2	14,529	4,478	563	—	19,570
Washington D.C. / MD / VA Area	9	65,365	13,609	4,150	—	83,124
Other Areas	52	186,221	33,013	12,198	—	231,432
Orlando WorldQuest	—	2,204	52	691	—	2,947
Corporate	—	—	—	—	2,195	2,195
Total	121	$608,633	$128,359	$34,679	$2,195	$773,866

	Six Months Ended June 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$34,288	$8,433	$2,748	$—	$45,469
Boston, MA Area	3	26,772	3,517	1,681	—	31,970
Dallas / Ft. Worth Area	7	33,015	9,192	1,699	—	43,906
Houston, TX Area	3	14,221	5,213	419	—	19,853
Los Angeles, CA Metro Area	6	40,576	8,219	2,232	—	51,027
Miami, FL Metro Area	3	16,942	5,076	532	—	22,550
Minneapolis / St. Paul, MN / WI Area	4	18,298	4,880	2,371	—	25,549
Nashville, TN Area	1	25,297	5,849	840	—	31,986
New York / New Jersey Metro Area	6	37,035	12,123	1,363	—	50,521
Orlando, FL Area	3	15,521	789	531	—	16,841
Philadelphia, PA Area	3	11,689	2,226	425	—	14,340
San Diego, CA Area	2	8,996	501	475	—	9,972
San Francisco / Oakland, CA Metro Area	6	39,880	3,516	1,094	—	44,490
Tampa, FL Area	2	12,970	3,483	1,036	—	17,489
Washington D.C. / MD / VA Area	9	58,734	11,797	2,797	—	73,328
Other Areas	51	179,749	30,581	13,032	—	223,362
Orlando WorldQuest	—	2,573	77	645	—	3,295
Sold properties	3	3,518	1	129	—	3,648
Corporate	—	—	—	—	1,775	1,775
Total	121	$580,074	$115,473	$34,049	$1,775	$731,371

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$781,438	$670,362
Buildings and improvements	4,175,528	4,062,810
Furniture, fixtures, and equipment	492,235	504,806
Construction in progress	32,052	37,394
Condominium properties	12,340	12,091
Total cost	5,493,593	5,287,463
Accumulated depreciation	(1,258,330)	(1,182,244)
Investments in hotel properties, net	$4,235,263	$4,105,219

Acquisitions
Embassy Suites New York Manhattan Times Square
On January 22, 2019, we acquired a 100% interest in the 310-room Embassy Suites New York Manhattan Times Square for $195.0 million. In connection with this transaction, we entered into a $145.0 million mortgage loan (see note 8).
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

Land	$111,619
Buildings and improvements	80,047
Furniture, fixtures and equipment (1)	8,626
Investments in hotel properties, net	$200,292
Key money	(3,800)
$196,492
Net other assets (liabilities)	$1,559

_____________________________
(1) Furniture, fixtures and equipment was sold to Ashford Inc. as a part of the ERFP transaction for the Embassy Suites New York Manhattan Times Square.
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) of the hotel property in our consolidated statements of operations for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenue	$7,569	$10,963
Net income (loss)	(707)	(3,078)

Hilton Santa Cruz/Scotts Valley
On February 26, 2019, we acquired a 100% interest in the 178-room Hilton Santa Cruz/Scotts Valley for $47.5 million. Consideration included cash, approximately 1.5 million common units in our operating partnership and the assumption of a non-recourse mortgage loan with a face value of approximately $25.3 million and a fair value of $24.9 million (see note 8). The number

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

of common units was determined using a price of $7.00 per common unit. On February 26, 2019, the price per unit was $5.35 resulting in a fair value of $7.9 million.
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

Land	$9,399
Buildings and improvements	34,276
Furniture, fixtures and equipment (1)	3,852
Investments in hotel properties, net	$47,527
Debt discount	407
$47,934
Net other assets (liabilities)	$320
_____________________________
(1) Furniture, fixtures and equipment was sold to Ashford Inc. as a part of the ERFP transaction for the Hilton Santa Cruz/Scotts Valley.
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) of the hotel property in our consolidated statements of operations for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenue	$2,923	$3,743
Net income (loss)	158	(79)

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
The adoption of this standard has resulted in the recognition of operating lease ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $43.3 million as well as a corresponding operating lease ROU asset of $38.8 million which includes the reclassified intangible assets of $9.0 million, intangible liabilities of $13.0 million and deferred rent of $485,000. The standard did not have a material impact on our condensed consolidated statements of operations and statements of cash flows.
The majority of our leases are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 99 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of June 30, 2019.
As of June 30, 2019, our leased assets and liabilities consisted of the following (in thousands):

June 30, 2019
Assets
Operating lease right-of-use assets	$41,114
Liabilities
Operating lease liabilities	$43,758

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We incurred the following lease costs related to our operating leases (in thousands):

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	Hotel operating expenses - other	$1,390	$2,221
_______________________________________
(1) For the three and six months ended June 30, 2019 operating lease cost includes approximately $121,000 and $313,000, respectively, of variable lease cost associated with the ground leases and $117,000 and $78,000, respectively, of net amortization costs related to the intangible assets and liabilities that was reclassified upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

Six Months Ended June 30,
2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$1,360
Weighted Average Remaining Lease Term
Operating leases (1)	71 years
Weighted Average Discount Rate
Operating leases (1)	5.16%
_______________________________________
(1) Calculated using the lease term, excluding extension options, and our calculated discount rates of the ground leases and owner managed leases.
Future minimum lease payments due under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

Operating Leases
2019	$1,360
2020	2,753
2021	2,579
2022	2,479
2023	2,419
Thereafter	167,006
Total future minimum lease payments	178,596
Less: interest	(134,838)
Present value of lease liabilities	$43,758

Future minimum lease payments due under non-cancellable leases under ASC 840 as of December 31, 2018 were as follows (in thousands):

2019	$2,643
2020	2,506
2021	2,379
2022	2,297
2023	2,249
Thereafter	121,697
Total	$133,771

Enhanced Return Funding Program
We lease certain assets from Ashford Inc. under the Enhanced Return Funding Program. See note 17.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Hotel Dispositions, Impairment Charges, Insurance Recoveries and Assets Held For Sale
Hotel Dispositions
On February 20, 2018, the Company sold the SpringHill Suites in Glen Allen, Virginia for approximately $10.9 million in cash. The sale resulted in a loss of approximately $13,000 for the year ended December 31, 2018, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.6 million of debt associated with the hotel property. See note 8.
On May 1, 2018, the Company sold the SpringHill Suites in Centreville, Virginia (“SpringHill Suites Centreville”) for approximately $7.5 million in cash. The sale resulted in a gain of approximately $98,000 for the year ended December 31, 2018, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $6.6 million of debt associated with the hotel property. See note 8.
On May 10, 2018, the Company sold the Residence Inn in Tampa, Florida for approximately $24.0 million in cash. The sale resulted in a gain of approximately $400,000 for the year ended December 31, 2018, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $22.5 million of debt associated with the hotel property. See note 8.
We included the results of operations for these hotel properties through the date of disposition in net income (loss) as shown in the consolidated statements of operations for the three and six months ended June 30, 2018. The following table includes condensed financial information from these hotel properties in the consolidated statements of operations for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Total hotel revenue	$982	$3,648
Total hotel operating expenses	(620)	(2,271)
Gain (loss) on sale of assets and hotel properties	412	403
Property taxes, insurance and other	(70)	(220)
Depreciation and amortization	(39)	(347)
Impairment charges	—	(1,939)
Operating income (loss)	665	(726)
Interest expense and amortization of premiums and loan costs	(45)	(525)
Write-off of premiums, loan costs and exit fees	(462)	(524)
Income (loss) before income taxes	158	(1,775)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(24)	264
Net income (loss) before income taxes attributable to the Company	$134	$(1,511)

Impairment Charges and Insurance Recoveries
During the three and six months ended June 30, 2019, we recorded a $6.5 million impairment charge, which was comprised of $1.4 million at the Wisconsin Dells Hilton Garden Inn and $5.1 million at the Savannah Courtyard. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques.
For the three and six months ended June 30, 2018, we recorded a $0 and $2.0 million impairment charge at the SpringHill Suites Centreville. The SpringHill Suites Centreville was sold on May 1, 2018. We also recorded impairment adjustments of $19,000 and $(283,000) for the three and six ended June 30, 2018, respectively, based on changes in estimates of property damages incurred from the hurricanes.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For the three and six months ended June 30, 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $0 and $401,000, respectively, which is included in “other” hotel revenue in our consolidated statement of operations. We received additional proceeds of $0 and $36,000 during the three and six months ended June 30, 2019, respectively, and $142,000 and $642,000 during the three and six months ended June 30, 2018, respectively, associated with property damage from the hurricanes. The Company will not record an insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.
Assets Held For Sale
At June 30, 2019, the San Antonio Marriott was classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2.
Since the sale of the hotel property does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations was not reported as discontinued operations in the consolidated financial statements. Depreciation and amortization were ceased as of the date the assets were deemed held for sale.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at June 30, 2019 were as follows:

June 30, 2019
Assets
Investments in hotel properties, net	$30,661
Cash and cash equivalents	1,281
Restricted cash	486
Accounts receivable, net	619
Inventories	81
Prepaid expenses	153
Operating lease right-of-use assets	14
Other assets	41
Assets held for sale	$33,336

Liabilities
Indebtedness, net	$23,063
Accounts payable and accrued expenses	1,490
Due to related party, net	78
Due to Ashford Inc., net	25
Intangible liabilities, net	20
Operating lease liabilities	14
Liabilities related to assets held for sale	$24,690

7. Investment in Unconsolidated Entities
Ashford Inc.
As of June 30, 2019 and December 31, 2018, we held approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate ownership of 24.2% and 25.0%, respectively. This ownership resulted in carrying value of $182,000 and $1.9 million, respectively, and a fair value of $19.0 million and $31.0 million, respectively, as of June 30, 2019 and December 31, 2018.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the condensed consolidated balance sheets and our ownership interest in Ashford Inc. as of June 30, 2019 and December 31, 2018 and the condensed consolidated statements of operations of Ashford Inc. and our equity in earnings (loss) for the three and six months ended June 30, 2019 and 2018 (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2019	December 31, 2018
Total assets	$418,178	$379,005
Total liabilities	$142,743	$108,726
Series B convertible preferred stock	201,822	200,847
Redeemable noncontrolling interests	3,615	3,531
Total stockholders’ equity of Ashford Inc.	69,588	65,443
Noncontrolling interests in consolidated entities	410	458
Total equity	69,998	65,901
Total liabilities and equity	$418,178	$379,005
Our ownership interest in Ashford Inc.	$182	$1,896

Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$63,466	$54,811	$126,786	$102,979
Total operating expenses	(62,523)	(43,941)	(123,301)	(97,145)
Operating income (loss)	943	10,870	3,485	5,834
Equity in earnings (loss) of unconsolidated entities	(298)	—	(573)	—
Interest expense and loan amortization costs	(515)	(185)	(881)	(351)
Other income (expense)	(33)	(148)	(66)	(75)
Income tax (expense) benefit	(426)	(1,605)	(1,726)	(2,311)
Net income (loss)	(329)	8,932	239	3,097
(Income) loss from consolidated entities attributable to noncontrolling interests	131	118	294	291
Net (income) loss attributable to redeemable noncontrolling interests	310	(90)	289	(151)
Net income (loss) attributable to Ashford Inc.	112	8,960	822	3,237
Preferred dividends	(2,791)	—	(5,583)	—
Amortization of preferred stock discount	(484)	—	(975)	—
Net income attributable to common shareholders	$(3,163)	$8,960	$(5,736)	$3,237
Our equity in earnings (loss) of Ashford Inc.	$(767)	$1,293	$(1,714)	$856

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

OpenKey
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of June 30, 2019, the Company has made investments totaling $4.3 million. In 2019 and 2018, we made additional investments of $299,000 and $667,000, respectively.
The following table summarizes our carrying value and ownership interest in OpenKey:

	June 30, 2019	December 31, 2018
Carrying value of the investment in OpenKey (in thousands)	$2,676	$2,593
Ownership interest in OpenKey	16.6%	16.3%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2019	2018	2019	2018
Equity in earnings (loss) of unconsolidated entity	$(100)	$(123)	$(216)	$(274)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2019	December 31, 2018
Secured credit facility (3)	None	September 2019	Base Rate (2) + 1.65% or LIBOR (1) + 2.65%	$—	$—
Mortgage loan (4)	1 hotel	July 2019	LIBOR (1) + 4.15%	35,200	35,200
Mortgage loan (4)	8 hotels	July 2019	LIBOR (1) + 4.09%	144,000	144,000
Mortgage loan (5)	1 hotel	July 2019	4.00%	—	5,232
Mortgage loan (6)	1 hotel	August 2019	LIBOR (1) + 4.95%	7,778	7,778
Mortgage loan (7)	17 hotels	November 2019	LIBOR (1) + 3.00%	427,000	427,000
Mortgage loan (7)	8 hotels	February 2020	LIBOR (1) + 2.92%	395,000	395,000
Mortgage loan (7) (8)	21 hotels	April 2020	LIBOR (1) + 3.20%	962,575	962,575
Mortgage loan (9)	1 hotel	May 2020	LIBOR (1) + 2.90%	16,100	16,100
Mortgage loan (10)	1 hotel	June 2020	LIBOR (1) + 5.10%	43,750	43,750
Mortgage loan (7)	7 hotels	June 2020	LIBOR (1) + 3.65%	180,720	180,720
Mortgage loan (7)	7 hotels	June 2020	LIBOR (1) + 3.39%	174,400	174,400
Mortgage loan (7)	5 hotels	June 2020	LIBOR (1) + 3.73%	221,040	221,040
Mortgage loan (7)	5 hotels	June 2020	LIBOR (1) + 4.02%	262,640	262,640
Mortgage loan (7)	5 hotels	June 2020	LIBOR (1) + 2.73%	160,000	160,000
Mortgage loan (7)	5 hotels	June 2020	LIBOR (1) + 3.68%	215,120	215,120
Mortgage loan	1 hotel	November 2020	6.26%	92,494	93,433
Mortgage loan (11)	1 hotel	November 2020	LIBOR (1) + 2.55%	25,000	25,000
Mortgage loan (12)	2 hotels	March 2021	LIBOR (1) + 2.75%	240,000	—
Mortgage loan (9)	1 hotel	February 2022	LIBOR (1) + 3.90%	145,000	—
Mortgage loan (12)	2 hotels	June 2022	LIBOR (1) + 3.00%	—	178,099
Mortgage loan	1 hotel	November 2022	LIBOR (1) + 2.00%	97,000	97,000
Mortgage loan	1 hotel	May 2023	5.46%	52,346	52,843
Mortgage loan	1 hotel	June 2023	LIBOR (1) + 2.45%	73,450	73,450
Mortgage loan	1 hotel	January 2024	5.49%	6,821	6,883
Mortgage loan	1 hotel	January 2024	5.49%	9,957	10,045
Mortgage loan	1 hotel	May 2024	4.99%	6,353	6,414
Mortgage loan (5)	1 hotel	June 2024	LIBOR (1) + 2.00%	8,881	—
Mortgage loan	3 hotels	August 2024	5.20%	64,808	65,242
Mortgage loan	2 hotels	August 2024	4.85%	11,963	12,048
Mortgage loan	3 hotels	August 2024	4.90%	23,917	24,086
Mortgage loan	2 hotels	February 2025	4.45%	19,669	19,835
Mortgage loan	3 hotels	February 2025	4.45%	50,875	51,304
Mortgage loan	1 hotel	March 2025	4.66%	25,162	—
				4,199,019	3,966,237
Premiums, net				766	1,293
Deferred loan costs, net				(32,765)	(40,264)
Indebtedness, net				$4,167,020	$3,927,266

Indebtedness related to assets held for sale, net (8)	1 hotel	April 2020	LIBOR (1) + 3.20%	23,063	—
Indebtedness, net				$4,143,957	$3,927,266
_____________________________

(1)	LIBOR rates were 2.398% and 2.503% at June 30, 2019 and December 31, 2018, respectively.

(2)	Base Rate, as defined in the secured credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

(3)	The secured credit facility has borrowing capacity of up to $100.0 million.

(4)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in July 2019.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(5)
On June 7, 2019, we amended this mortgage loan totaling $5.2 million. The amended mortgage loan totaling $8.9 million has a five year term, is interest only and bears interest at a rate of LIBOR +2.00%.

(6)	This mortgage loan has two one-year extension options subject to satisfaction of certain conditions. The first one-year extension period began in August 2018.

(7)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.

(8)	A portion of this mortgage loan at June 30, 2019 relates to the Marriott San Antonio. See note 6.

(9)	This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.

(10)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in June 2019.

(11)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.

(12)
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
On January 22, 2019, in connection with the acquisition of the Embassy Suites New York Manhattan Times Square, we completed the financing of a $145.0 million mortgage loan. This mortgage loan is interest only and provides for an interest rate of LIBOR + 3.90%. The stated maturity date of the mortgage loan is February 2022, with two one-year extensions. The mortgage loan is secured by the Embassy Suites New York Manhattan Times Square.
On February 26, 2019, in connection with the acquisition of the Hilton Santa Cruz/Scotts Valley, we assumed a $25.3 million non-recourse mortgage loan with a fair value of $24.9 million. This mortgage loan amortizes monthly and provides for a fixed interest rate of 4.66%. The stated maturity date is March 2025. The mortgage loan is secured by the Hilton Santa Cruz/Scotts Valley.
On March 5, 2019, we refinanced our $178.1 million mortgage loan, secured by the Renaissance Nashville and Westin Princeton. The new mortgage loan totals $240.0 million. The new mortgage loan is interest only and provides for an interest rate of LIBOR + 2.75%. The stated maturity is March 2021 with five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Renaissance Nashville and Westin Princeton.
On June 7, 2019, we amended the mortgage loan secured by the Fort Worth Ashton totaling $5.2 million. The amended mortgage loan totaling $8.9 million has a five-year term, is interest only and bears interest at a rate of LIBOR + 2.00%.
During the three and six months ended June 30, 2019 and 2018, we recognized net premium amortization as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2019	2018	2019	2018
Interest expense and amortization of premium and loan costs	$55	$69	$120	$138

The amortization of the net premium is computed using a method that approximates the effective interest method, which is included in “interest expense and amortization of premiums and loan costs” in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of June 30, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(16,282)	$(18,306)	$(54,299)	$(44,577)
Less: Dividends on preferred stock	(10,644)	(10,644)	(21,288)	(21,288)
Less: Dividends on common stock	(5,865)	(11,628)	(17,844)	(23,241)
Less: Dividends on unvested performance stock units	(95)	(122)	(285)	(245)
Less: Dividends on unvested restricted shares	(263)	(207)	(544)	(432)
Undistributed income (loss)	(33,149)	(40,907)	(94,260)	(89,783)
Add back: Dividends on common stock	5,865	11,628	17,844	23,241
Distributed and undistributed income (loss) - basic and diluted	$(27,284)	$(29,279)	$(76,416)	$(66,542)

Weighted average shares outstanding:
Weighted average common shares outstanding - basic and diluted	99,942	96,889	99,685	96,137

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.27)	$(0.30)	$(0.77)	$(0.69)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.27)	$(0.30)	$(0.77)	$(0.69)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$263	$207	$544	$432
Income (loss) allocated to unvested performance stock units	95	122	285	245
Income (loss) attributable to noncontrolling interest in operating partnership units	(5,084)	(5,065)	(13,663)	(11,405)
Total	$(4,726)	$(4,736)	$(12,834)	$(10,728)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	6	73	120	127
Effect of unvested performance stock units	—	449	139	500
Effect of assumed conversion of operating partnership units	19,302	18,023	18,823	17,782
Effect of advisory services incentive fee shares	—	320	—	301
Total	19,308	18,865	19,082	18,710

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents a summary of our interest rate derivatives entered into over the applicable periods:

	Six Months Ended June 30,
	2019	2018
Interest rate caps:
Notional amount (in thousands)	$624,050	$3,582,000
Strike rate low end of range	1.50%	1.50%
Strike rate high end of range	4.00%	5.22%
Effective date range	January 2019 - June 2019	January 2018 - June 2018
Termination date range	June 2020 - February 2022	January 2019 - July 2020
Total cost (in thousands)	$1,048	$3,095

Interest rate floors:
Notional amount (in thousands)	$6,000,000	$—
Strike rate low	1.63%	—
Effective date	January 2019	n/a
Termination date	March 2020	n/a
Total cost (in thousands)	$225	$—
None of these instruments were designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	June 30, 2019		December 31, 2018
Interest rate caps:
Notional amount (in thousands)	$3,986,718	(1)	$3,953,718	(1)
Strike rate low end of range	1.50%		1.50%
Strike rate high end of range	5.71%		5.71%
Termination date range	July 2019 - February 2022		January 2019 - November 2020
Aggregate principle balance on corresponding mortgage loans (in thousands)	$3,737,654		$3,521,872

Interest rate floors: (2)
Notional amount (in thousands)	$24,025,000	(1)	$28,775,000	(1)
Strike rate low end of range	(0.25)%		(0.25)%
Strike rate high end of range	2.00%		2.00%
Termination date range	September 2019 - November 2021		March 2019 - November 2021
_______________

(1)	These instruments were not designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of June 30, 2019, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $4.3 million as of June 30, 2019. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2019, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 2.398% to 1.440% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total

June 30, 2019:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$2,399	$—	$(1,645)	$754	(2)
Interest rate derivatives - caps	—	536	—	—	536	(2)
Credit default swaps	—	(1,271)	—	2,516	1,245	(2)
	—	1,664	—	871	2,535
Non-derivative assets:
Equity securities	14,263	—	—	—	14,263	(3)
Total	$14,263	$1,664	$—	$871	$16,798
Liabilities
Derivative liabilities:
Credit default swaps	$—	$(921)	$—	$750	$(171)	(4)
Net	$14,263	$743	$—	$1,621	$16,627

December 31, 2018:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$255	$—	$208	$463	(2)
Interest rate derivatives - caps	—	601	—	—	601	(2)
Credit default swaps	—	520	—	812	1,332	(2)
	—	1,376	—	1,020	2,396
Non-derivative assets:
Equity securities	21,816	—	—	—	21,816	(3)
Total	$21,816	$1,376	$—	$1,020	$24,212
Liabilities
Derivative liabilities:
Credit default swaps	$—	$—	$—	$(50)	$(50)	(4)
Net	$21,816	$1,376	$—	$970	$24,162
____________________________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported net as “derivative assets, net” in our consolidated balance sheets.

(3)	Reported as “marketable securities” in our consolidated balance sheets.

(4)	Reported net as “derivative liabilities, net” in our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2019		2018
Assets
Derivative assets:
Interest rate derivatives - floors	$2,115		$(147)
Interest rate derivatives - caps	(472)		(1,845)
Credit default swaps	(257)	(4)	76	(4)
	1,386		(1,916)
Non-derivative assets:
Equity	618		(229)
Total	2,004		(2,145)
Liabilities
Derivative liabilities:
Credit default swaps	(135)	(4)	—
Net	$1,869		$(2,145)

Total combined
Interest rate derivatives - floors	$2,340		$(147)
Interest rate derivatives - caps	(472)		(1,845)
Credit default swaps	(392)		76
Unrealized gain (loss) on derivatives	1,476	(1)	(1,916)	(1)
Realized gain (loss) on interest rate floors	(225)	(2)	—
Unrealized gain (loss) on marketable securities	598	(3)	(268)	(3)
Realized gain (loss) on marketable securities	20	(2)	39	(2)
Net	$1,869		$(2,145)
____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(2)	Included in “other income (expense)” in the consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.

(4)	Excludes costs of $271 and $271 for the three months ended June 30, 2019 and 2018, respectively, included in “other income (expense)” associated with credit default swaps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2019		2018
Assets
Derivative assets:
Interest rate derivatives - floors	$1,919		$(238)
Interest rate derivatives - caps	(1,114)		(1,711)
Credit default swaps	(1,790)	(4)	362	(4)
	(985)		(1,587)
Non-derivative assets:
Equity	1,422		(677)
Total	437		(2,264)

Liabilities
Derivative liabilities:
Credit default swaps	(921)	(4)	—	(4)
Net	$(484)		$(2,264)

Total combined
Interest rate derivatives - floors	$2,307		$(238)
Interest rate derivatives - caps	(1,114)		(1,711)
Credit default swaps	(2,711)		362
Unrealized gain (loss) on derivatives	(1,518)	(1)	(1,587)	(1)
Realized gain (loss) on options on interest rate floors	(388)	(2)	—	(2)
Unrealized gain (loss) on marketable securities	1,406	(3)	(826)	(3)
Realized gain (loss) on marketable securities	16	(2)	149	(2)
Net	$(484)		$(2,264)

____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(2)	Included in “other income (expense)” in the consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.

(4)	Excludes costs of $537 and $537 for the six months ended June 30, 2019 and 2018, respectively, included in “other income (expense)” associated with credit default swaps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. Summary of Fair Value of Financial Instruments
Determining estimated fair values of our financial instruments such as indebtedness requires considerable judgment to interpret market data. Market assumptions and/or estimation methodologies used may have a material effect on estimated fair value amounts. Accordingly, estimates presented are not necessarily indicative of amounts at which these instruments could be purchased, sold, or settled. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$14,263	$14,263	$21,816	$21,816
Derivative assets, net	2,535	2,535	2,396	2,396
Derivative liabilities, net	171	171	50	50

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$237,217	$237,217	$319,210	$319,210
Restricted cash (1)	163,232	163,232	120,602	120,602
Accounts receivable, net (1)	65,842	65,842	37,060	37,060
Due from related party, net (1)	2,219	2,219	—	—
Due from third-party hotel managers	19,642	19,642	21,760	21,760

Financial liabilities not measured at fair value:
Indebtedness (1)	$4,199,785	$3,947,189 to $4,362,687	$3,967,530	$3,773,343 to $4,170,538
Accounts payable and accrued expenses (1)	159,690	159,690	136,757	136,757
Dividends and distributions payable	20,435	20,435	26,794	26,794
Due to Ashford Inc., net (1)	6,196	6,196	23,034	23,034
Due to related party, net	—	—	1,477	1,477
Due to third-party hotel managers	3,539	3,539	2,529	2,529

____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of June 30, 2019.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 94.0% to 103.9% of the carrying value of $4.2 billion at June 30, 2019 and approximately 95.1% to 105.1% of the carrying value of $4.0 billion at December 31, 2018. This is considered a Level 2 valuation technique.
13. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (the “common units”) and the units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested. Each common unit may be redeemed for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either: (i) issued pursuant to an effective registration statement, (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement.
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, have vesting periods ranging from three years to five years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership.
The compensation committee of the board of directors of the Company approves the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Ashford Trust OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. As of June 30, 2019, there were approximately 1.9 million Performance LTIP units, representing 200% of the target number granted, outstanding. The performance criteria for the performance LTIP units are based on market conditions under the relevant literature, and the performance LTIP units were granted to non-employees. Upon the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of June 30, 2019, we have issued a total of 11.9 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 769,000 units (none of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
We recorded compensation expense for Performance LTIP units and LTIP units as presented in the table below (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Type	Line Item	2019	2018	2019	2018
Performance LTIP units	Advisory services fee	$907	$3,805	$1,759	$4,213
LTIP units	Advisory services fee	766	935	1,716	1,643
LTIP units - independent directors	Corporate, general and administrative	446	536	446	536
		$2,119	$5,276	$3,921	$6,392

The unamortized cost of the unvested Performance LTIP units, which was $4.3 million at June 30, 2019, will be expensed over a period of 2.5 years with a weighted average period of 1.2 years.
The unamortized cost of the unvested LTIP units, which was $4.2 million at June 30, 2019, will be expensed over a period of 2.7 years with a weighted average period of 1.8 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On February 26, 2019, we issued 1.5 million common units in our operating partnership in conjunction with the acquisition of the Hilton Santa Cruz/Scotts Valley. See note 4.
During the six months ended June 30, 2019 and 2018, there were no common units redeemed.
The following table shows the redeemable noncontrolling interest in Ashford Trust (in thousands) and the corresponding approximate ownership percentage:

	June 30, 2019	December 31, 2018
Redeemable noncontrolling interests	$73,242	$80,743
Cumulative adjustments to redeemable noncontrolling interests (1)	144,390	146,091
Ownership percentage of operating partnership	15.88%	14.64%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Allocated net (income) loss to the redeemable noncontrolling interests	$5,084	$5,065	$13,663	$11,405
Aggregate cash distributions to holders of common units and LTIP units	1,317	2,479	3,940	4,949

14. Equity and Equity-Based Compensation
Common Stock Dividends—For each of the 2018 quarters, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock. For the first and second quarters of 2019, the board of directors declared quarterly dividends of $0.12 and $0.06 per outstanding share of common stock, respectively.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which immediately vests.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2019	2018	2019	2018
Advisory services fee	$1,556	$1,451	$3,094	$3,748
Management fees	197	326	399	583
Corporate, general and administrative - Premier	86	—	185	—
Corporate, general and administrative - independent directors	90	—	90	—
	$1,929	$1,777	$3,768	$4,331

During the six months ended June 30, 2018, approximately $1.5 million of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
At June 30, 2019, the unamortized cost of the unvested restricted stock units was $11.8 million, which will be amortized over a period of 2.7 years with a weighted average period of 2.1 years and had vesting dates between February 2020 and February 2022.
Performance Stock Units—The compensation committee of the board of directors of the Company approves the issuance of PSUs, which have a cliff vesting period of three years, to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Upon the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
The following table summarizes the compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2019	2018	2019	2018
Advisory services fee	$1,320	$2,748	$2,269	$6,080

During the six months ended June 30, 2018, approximately $3.0 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
The unamortized cost of PSUs, which was $9.4 million at June 30, 2019, will be expensed over a period of approximately 2.5 years with a weighted average period of 1.9 years.
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

Common Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. There were no repurchases under the Repurchase Program during the six months ended June 30, 2019 and 2018.
At-the-Market Equity Offering Program—On December 11, 2017, the Company established an “at-the-market” equity offering program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million. During the three and six months ended June 30, 2019 and 2018, no shares of its common stock were issued under this program. The table below summarizes the program as of June 30, 2019 (in thousands):

June 30, 2019
Shares issued to date	2,433,810
Gross proceeds of shares issued	$15,522
Remaining issuances available under the program	$84,478

Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties. The below table summarized the total carrying value (in thousands), which is reported in equity in the consolidated balance sheets:

	June 30, 2019	December 31, 2018
Carrying value of noncontrolling interests	$604	$616

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The below table summarizes the (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2019	2018	2019	2018
(Income) loss allocated to noncontrolling interests in consolidated entities	$(14)	$(20)	$12	$18

15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2019, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at June 30, 2019, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 2% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2020 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The below table summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2019	2018	2019	2018
Other hotel expenses	$20,954	$19,405	$38,702	$36,808

Management Fees—Under property management agreements for our hotel properties existing at June 30, 2019, we pay monthly property management fee equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 1% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These property management agreements expire from 2020 through 2039, with renewal options. If we terminate a property management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes— We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2015 through 2018 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of June 30, 2019, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

shall continue for the remainder of twenty years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgement. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of June 30, 2019, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of June 30, 2019 and December 31, 2018, all of our hotel properties were domestically located.
17. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our Chairman, Mr. Monty J. Bennett, also serves as Chairman of the board of directors and Chief Executive Officer of Ashford Inc. Under our advisory agreement, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the advisory agreement, subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale is between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At June 30, 2019, the monthly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually (or stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we will pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advisory services fee
Base advisory fee	$9,362	$8,873	$18,351	$17,488
Reimbursable expenses (1)	3,006	1,997	5,396	3,526
Equity-based compensation (2)	4,549	8,939	8,838	15,685
Incentive fee	(636)	3,270	—	3,457
Total advisory services fee	$16,281	$23,079	$32,585	$40,156
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, have a right to provide products or services to our hotels, provided such transactions are evaluated and approved by our independent directors. The following tables summarize the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the amounts recorded by us for those services and the applicable classification on our consolidated financial statements (in thousands):

		Three Months Ended June 30, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Advisory Services Fee	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
AIM	Cash management services	$337	$—	$—	$—	$—	$—	$337	$—
Ashford LLC	Insurance claims services	20	—	—	—	—	—	20	—
J&S Audio Visual	Audio visual commissions	1,981	12	—	1,969	—	—	—	—
Lismore Capital	Debt placement services	79	—	—	—	—	—	—	79
OpenKey	Mobile key app	25	—	—	—	25	—	—	—
Premier	Project management services	3,287	2,760	—	—	—	527	—	—
Pure Wellness	Hypoallergenic premium rooms	101	—	—	—	101	—	—	—

		Six Months Ended June 30, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Advisory Services Fee	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
AIM	Cash management services	$695	$—	$—	$—	$—	$—	$695	$—
Ashford LLC	Insurance claims services	31	—	—	—	—	—	31	—
J&S Audio Visual	Audio visual commissions	3,684	12	—	3,672	—	—	—	—
Lismore Capital	Debt placement services	1,158	—	(1,079)	—	—	—	—	79
OpenKey	Mobile key app	56	3	—	—	53	—	—	—
Premier	Project management services	10,015	9,139	—	—	—	876	—	—
Pure Wellness	Hypoallergenic premium rooms	484	355	—	—	129	—	—	—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Three Months Ended June 30, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Advisory Services Fee	Corporate, General and Administrative
AIM	Cash management services	$330	$—	$—	$—	$—	$—	$330
Ashford LLC	Insurance claims services	17	—	—	—	—	—	17
J&S Audio Visual	Audio visual commissions	1,872	843	—	1,029	—	—	—
Lismore Capital	Debt placement services	3,960	—	(3,960)	—	—	—	—
OpenKey	Mobile key app	28	—	—	—	28	—	—
Pure Wellness	Hypoallergenic premium rooms	151	148	—	—	3	—	—

		Six Months Ended June 30, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Advisory Services Fee	Corporate, General and Administrative
AIM	Cash management services	$511	$—	$—	$—	$—	$—	$511
Ashford LLC	Insurance claims services	36	—	—	—	—	—	36
J&S Audio Visual	Audio visual commissions	2,145	843	—	1,302	—	—	—
Lismore Capital	Debt placement services	4,592	—	(4,592)	—	—	—	—
OpenKey	Mobile key app	53	—	—	—	53	—	—
Pure Wellness	Hypoallergenic premium rooms	489	486	—	—	3	—	—
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
The following table summarizes the amount due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	June 30, 2019	December 31, 2018
Ashford LLC (1)	Advisory services	$1,036	$2,362
Ashford LLC	Deposit on ERFP assets	—	16,100
Ashford LLC	Insurance claims services	21	23
AIM	Investment management services	123	99
J&S Audio Visual (1)	Audio visual services	1,188	855
OpenKey	Mobile key app	5	1
Premier (1)	Project management services	3,486	3,206
Pure Wellness	Hypoallergenic premium rooms	337	388
		$6,196	$23,034
____________________________________
(1) Includes balances associated with liabilities associated with assets held for sale as of June 30, 2019.
In 2016, $4.0 million of key money consideration was invested in furniture, fixtures and equipment by Ashford LLC to be used by Ashford Trust, which represented all of the key money consideration for the Le Pavillon Hotel. Upon adoption of ASC 842, we evaluated this arrangement, which is accounted for as a lease that will expire in 2021. Under the applicable accounting guidance in ASC 842, as the related party lease is provided rent-free, there is no economic substance related to the lease which results in not recording an operating lease right-of-use asset, an operating lease liability or lease expense.

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
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Ashford Trust provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement.
As a result of the Hilton Alexandria Old Town and La Posada de Santa Fe acquisitions in 2018, under the ERFP Agreement we were entitled to receive $11.1 million and $5.0 million from Ashford LLC, respectively, in the form of future purchases of hotel furniture, fixtures, and equipment. As of December 31, 2018, the Company sold $16.1 million of hotel furniture, fixtures, and equipment from certain Ashford Trust hotel properties to Ashford LLC which were subsequently leased back to the Company rent free. Under the applicable accounting guidance in ASC 842, as the related party lease is provided rent free, the lease has no economic substance. As a result, the Company has not recorded an operating lease right-of-use asset, an operating lease liability or lease expense for rents. As of December 31, 2018, Ashford LLC remitted payment of $16.1 million to the Company. Under the relevant accounting guidance related to sales-leaseback transactions, the transaction was not accounted for as a sale under Topic 606. As a result the applicable hotel furniture, fixtures, and equipment were not derecognized at December 31, 2018 and the Company recorded a $16.1 million liability to Ashford LLC. Upon adoption of Topic 842 on January 1, 2019, the Company reevaluated the transaction under the applicable accounting guidance and concluded that the transaction qualified as a sale. As a result, the Company recorded a $1.8 million gain directly to accumulated deficit and, in conjunction with the sale, derecognized the assets and removed the liability to Ashford LLC.
As a result of the Hilton Santa Cruz/Scotts Valley and Embassy Suites New York Manhattan Times Square acquisitions in 2019, under the ERFP Agreement we are entitled to receive $5.0 million and $19.5 million from Ashford LLC, respectively, in the form of future purchases of hotel furniture, fixtures, and equipment. As of June 30, 2019, the Company sold $5.0 million and $8.1 million, respectively, of hotel furniture, fixtures, and equipment from certain Ashford Trust hotel properties to Ashford LLC which were subsequently leased back to the Company rent free. In accordance with ASC 842, the Company evaluated the transactions and concluded that the transactions qualified as a sale. As a result, the Company recorded a gain of $233,000 and $326,000, respectively, for the three and six months ended June 30, 2019 in conjunction with the sale and derecognized the assets. Additionally, under the applicable accounting guidance in ASC 842, the Company has not recorded an operating lease right-of-use asset, an operating lease liability or lease expense for rents as the related party lease has no economic substance because the related party lease is provided rent free. As of June 30, 2019, Ashford LLC has remitted payments of $5.0 million and $8.1 million to the Company.
Project Management Agreement
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Ashford Inc.’s indirect subsidiary, Premier, pursuant to which Premier provides project management services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the project management agreement, we pay Premier: (a) project management fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Remington Lodging
On August 8, 2018, Ashford Inc. completed the acquisition of Premier. As a result of Ashford Inc.’s acquisition, the project management services are no longer provided by Remington Lodging and are now provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. Remington Lodging continues to provide property management services to the Company.
At June 30, 2019, Remington Lodging managed 83 of our 121 hotel properties and the WorldQuest condominium properties included in continuing operations. We incurred the following fees related to our management agreement with Remington Lodging (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Property management fees, including incentive property management fees	$8,619	$9,376	$15,429	$16,027
Market service and project management fees	—	4,900	—	9,266
Corporate, general and administrative expenses	1,924	1,448	3,672	2,913
Total	$10,543	$15,724	$19,101	$28,206
Certain employees of Remington Lodging, who perform work on behalf of Ashford Trust, were granted shares of restricted stock under the Ashford Trust Stock Plan. These share grants are recorded as a component of “management fees” in our consolidated statements of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$197	$326	$399	$583
The unamortized cost of the unvested grants was $1.3 million as of June 30, 2019, which will be amortized over a period of 2.7 years.
18. Subsequent Events
On August 2, 2019, the Company sold the San Antonio Marriott for approximately $34.0 million in cash. The Company also repaid approximately $26.8 million of principal on our mortgage loan partially secured by the hotel property.
Subsequent to June 30, 2019, we received non-refundable deposits related to the potential sale of two hotel properties with an aggregate sales price of approximately $38 million. We estimate that the sales of the hotel properties will close prior to September 30, 2019.

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

•
legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”), and related rules, regulations and interpretations governing the taxation of REITs; and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes.

Overview
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	acquisition of hotel properties to be accretive to our portfolio;

•	disposition of non-core hotel properties;

•	pursuing capital market activities to enhance long-term stockholder value;

•	preserving capital, enhancing liquidity, and continuing current cost-saving measures;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our board of directors deems appropriate.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2019, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and his father Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 83 of our 121 hotel properties and WorldQuest Resort. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, investment management services and mobile key technology. Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of June 30, 2019, owned approximately 314,685 shares of Ashford Inc. common stock, which represented an approximate 12.7% ownership interest in Ashford Inc., and owned 7,520,000 shares of Ashford Inc. Series B Convertible Preferred Stock, which is exercisable (at an exercise price of $140 per share) into an additional approximate 1,342,857 shares of Ashford Inc. common stock, which if exercised as of June 30, 2019 would have increased the Bennetts’ ownership interest in Ashford Inc. to 43.4%.
Recent Developments
On January 22, 2019, the Company acquired a 100% interest in the 310-room Embassy Suites New York Manhattan Times Square for $195.0 million. In connection with this acquisition, we closed on a $145.0 million mortgage loan. This mortgage loan is interest only and provides for an interest rate of LIBOR + 3.90%. The stated maturity date of the mortgage loan is February 2022, with two one-year extension options. The mortgage loan is secured by the Embassy Suites New York Manhattan Times Square. As a result of the acquisition under the ERFP agreement, we are entitled to receive $19.5 million from Ashford LLC in the form of future purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that will be leased to us by Ashford LLC rent free. As of June 30, 2019, we received $8.1 million from Ashford LLC in exchange for purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that was leased to us by Ashford LLC rent free.
On February 6, 2019, we made an additional investment of $299,000 in OpenKey.
On February 26, 2019, the Company acquired a 100% interest in the 178-room Hilton Santa Cruz/Scotts Valley for $47.5 million. Consideration included cash and approximately 1.5 million common units in our operating partnership. Additionally, we assumed a $25.3 million non-recourse mortgage loan with a fair value of $24.9 million. This mortgage loan amortizes monthly and provides for a fixed interest rate of 4.66%. The stated maturity date of the mortgage loan is March 2025. The mortgage loan is secured by the Hilton Santa Cruz/Scotts Valley. As a result of the acquisition under the ERFP agreement, we received $5.0 million from Ashford LLC in exchange for purchases of hotel furniture, fixtures, and equipment at Ashford Trust properties that was leased to us by Ashford LLC rent free.
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
On June 7, 2019, we amended the mortgage loan secured by the Fort Worth Ashton totaling $5.2 million. The amended mortgage loan totaling $8.9 million has a five-year term, is interest only and bears interest at a rate of LIBOR + 2.00%.
On July 19, 2019, we filed an Amendment No. 2 to our Schedule 13D with the SEC (as amended, the “Schedule 13D”). As disclosed in the Schedule 13D, each party’s obligation to consummate the transactions contemplated by the Combination Agreement is subject to certain conditions, including, among other things: (i) the receipt of a private letter ruling from the Internal Revenue Service that Ashford Hospitality Services LLC, a subsidiary of Ashford Inc., will not fail to qualify as an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the Code with respect to specified clients solely as a result of (a) Ashford Hospitality Services LLC being a brother-sister affiliate of Ashford Hospitality Advisors LLC, or (b) the taxable REIT subsidiaries (within the meaning of Code Section 856(i.c.l)) of such clients receiving specified incentives from Ashford Hospitality Advisors LLC; and (ii) the completion of the divestiture by Ashford Trust and Braemar of their securities of Ashford Inc. in a manner that complies with the private letter ruling.
Ashford Trust, acting at the direction of a committee of independent directors of Ashford Trust, who are independent within the meaning of applicable rules of the NYSE and do not have a material financial interest within the meaning of Section 2-419 of the Maryland General Corporation Law in the transactions contemplated by the Combination Agreement, intends, as of the date of the Schedule 13D, to vote or cause to be voted all of the shares beneficially owned by Ashford Trust in favor of each proposal presented to the stockholders at the Ashford Inc. special meeting of stockholders to consider and vote upon on the transactions contemplated by the Combination Agreement; and, as of the date of the Schedule 13D, intends to divest (or cause the divestiture) of all of the securities of Ashford Inc. beneficially owned by Ashford Trust as required by the closing conditions set forth in the Combination Agreement.
On August 2, 2019, the Company sold the San Antonio Marriott for approximately $34.0 million in cash. The Company also repaid approximately $26.8 million of principal on our mortgage loan partially secured by the hotel property.
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

The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Favorable/ (Unfavorable) Change	Six Months Ended June 30,		Favorable/ (Unfavorable) Change
	2019	2018		2019	2018
Total revenue	$415,148	$389,164	$25,984	$773,866	$731,371	$42,495
Total hotel operating expenses	(251,693)	(234,995)	(16,698)	(480,179)	(451,666)	(28,513)
Property taxes, insurance and other	(21,762)	(20,230)	(1,532)	(42,159)	(38,589)	(3,570)
Depreciation and amortization	(67,511)	(64,566)	(2,945)	(134,689)	(127,613)	(7,076)
Impairment charges	(6,533)	(19)	(6,514)	(6,533)	(1,679)	(4,854)
Transaction costs	(2)	(9)	7	(2)	(11)	9
Advisory services fee	(16,281)	(23,079)	6,798	(32,585)	(40,156)	7,571
Corporate, general and administrative	(2,917)	(3,231)	314	(5,518)	(5,360)	(158)
Gain (loss) on sale of assets and hotel properties	328	412	(84)	561	403	158
Operating income (loss)	48,777	43,447	5,330	72,762	66,700	6,062
Equity in earnings (loss) of unconsolidated entities	(867)	1,170	(2,037)	(1,930)	582	(2,512)
Interest income	785	883	(98)	1,566	1,629	(63)
Other income (expense)	(338)	206	(544)	(654)	282	(936)
Interest expense and amortization of loan costs	(67,987)	(58,206)	(9,781)	(134,153)	(112,949)	(21,204)
Write-off of premiums, loan costs and exit fees	(90)	(5,694)	5,604	(2,152)	(7,744)	5,592
Unrealized gain (loss) on marketable securities	598	(268)	866	1,406	(826)	2,232
Unrealized gain (loss) on derivatives	1,476	(1,916)	3,392	(1,518)	(1,587)	69
Income tax (expense) benefit	(3,706)	(2,973)	(733)	(3,301)	(2,087)	(1,214)
Net income (loss)	(21,352)	(23,351)	1,999	(67,974)	(56,000)	(11,974)
(Income) loss from consolidated entities attributable to noncontrolling interests	(14)	(20)	6	12	18	(6)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,084	5,065	19	13,663	11,405	2,258
Net income (loss) attributable to the Company	$(16,282)	$(18,306)	$2,024	$(54,299)	$(44,577)	$(9,722)
All hotel properties owned during the three and six months ended June 30, 2019 and 2018 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2019 and 2018. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
SpringHill Suites (1)	Glen Allen, VA	Disposition	February 20, 2018
SpringHill Suites (1)	Centreville, VA	Disposition	May 1, 2018
Residence Inn Tampa (1)	Tampa, FL	Disposition	May 10, 2018
Hilton Alexandria Old Town (2)	Alexandria, VA	Acquisition	June 29, 2018
La Posada de Santa Fe (2)	Santa Fe, NM	Acquisition	October 31, 2018
Embassy Suites New York Manhattan Times Square (2)	New York, NY	Acquisition	January 22, 2019
Hilton Santa Cruz/Scotts Valley (2)	Santa Cruz, CA	Acquisition	February 26, 2019
____________________________________

(1)	Collectively referred to as “Hotel Dispositions”

(2)	Collectively referred to as “Hotel Acquisitions”

The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
RevPAR (revenue per available room)	$139.86	$136.07	$130.86	$127.71
Occupancy	80.74%	80.66%	76.83%	77.32%
ADR (average daily rate)	$173.22	$168.70	$170.33	$165.17
The following table illustrates the key performance indicators of the 117 comparable hotel properties and WorldQuest that were included for the full three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
RevPAR (revenue per available room)	$137.42	$136.16	$129.44	$127.99
Occupancy	80.37%	80.81%	76.60%	77.40%
ADR (average daily rate)	$170.99	$168.81	$168.97	$165.35
Comparison of the Three Months Ended June 30, 2019 and 2018
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $2.0 million, from $18.3 million for the three months ended June 30, 2018 (the “2018 quarter”) to $16.3 million for the three months ended June 30, 2019 (the “2019 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $18.9 million, or 6.1%, to $328.3 million in the 2019 quarter compared to the 2018 quarter. This increase is attributable to higher rooms revenue of $16.9 million from our Hotel Acquisitions and $2.9 million at our comparable hotel properties and WorldQuest. These increases were partially offset by lower rooms revenue of $944,000 from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 1.3% in room rates and a decrease of 44 basis points in occupancy.
Food and beverage revenue increased $6.9 million, or 11.4%, to $67.3 million. This increase is attributable to higher food and beverage revenue of $4.1 million at our comparable hotel properties and WorldQuest and $2.8 million from our Hotel Acquisitions. The Hotel Dispositions did not generate food and beverage revenue in the 2018 quarter.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, decreased $83,000, or 0.4%, to $18.5 million. This decrease is primarily attributable to decreases in business interruption revenue of $1.8 million. In the 2018 quarter we received $1.9 million of business interruption income for the Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. In the 2019 quarter we received $91,000 of business interruption income related to SpringHill Suites BWI Hotel. There was an additional decrease of $37,000 from our Hotel Dispositions. These decreases were partially offset by higher other hotel revenue of $986,000 from our Hotel Acquisitions and $812,000 from our comparable hotel properties and WorldQuest. Other non-hotel revenue increased $327,000, or 41.1%, to $1.1 million in the 2019 quarter as compared to the 2018 quarter.
Hotel Operating Expenses. Hotel operating expenses increased $16.7 million, or 7.1%, to $251.7 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $8.6 million in the 2019 quarter as compared to the 2018 quarter, which was comprised of an increase of $6.0 million from our Hotel Acquisitions and $2.8 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $251,000 from our Hotel Dispositions. Direct expenses were 28.3% of total hotel revenue for the 2019 quarter and 28.0% for the 2018 quarter. Indirect expenses and management fees increased $8.1 million in the 2019 quarter as compared to the 2018 quarter, which was comprised of an increase of $6.1 million from our Hotel Acquisitions and $2.4 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $358,000 from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.5 million, or 7.6%, to $21.8 million during the 2019 quarter compared to the 2018 quarter, which was primarily due to an increase of $1.4 million from our Hotel Acquisitions and $216,000 at our comparable hotel properties and WorldQuest, partially offset by a $70,000 decrease from our Hotel Dispositions.

Depreciation and Amortization. Depreciation and amortization increased $2.9 million, or 4.6%, to $67.5 million during the 2019 quarter compared to the 2018 quarter, which was primarily due to an increase of $2.4 million from our Hotel Acquisitions and $625,000 at our comparable hotel properties and WorldQuest, partially offset by a decrease of $39,000 from our Hotel Dispositions.
Impairment Charges. We recorded an impairment charge of $6.5 million in the 2019 quarter which was comprised of $5.1 million at the Courtyard Savannah Downtown and $1.4 million at the Wisconsin Dells Hilton Garden Inn. In the 2018 quarter we recorded an impairment charge of $19,000 for damages to hotel properties from Hurricanes Harvey and Irma.
Advisory Services Fee. Advisory services fee decreased $6.8 million, or 29.5%, to $16.3 million in the 2019 quarter compared to the 2018 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2019 quarter, the advisory services fee was comprised of a base advisory fee of $9.4 million, equity-based compensation of $4.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $3.0 million and a credit to incentive fee of $636,000. In the 2018 quarter, the advisory services fee was comprised of a base advisory fee of $8.9 million, equity-based compensation of $8.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., an incentive fee of $3.3 million and reimbursable expenses of $2.0 million.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $314,000, or 9.7%, to $2.9 million during the 2019 quarter compared to the 2018 quarter. The decrease was primarily attributable to lower transaction, acquisition and management conversion costs of $213,000 and lower public company costs, office expenses, professional fees and other miscellaneous expenses of $187,000, partially offset by higher equity-based compensation to Premier Project Management employees of $86,000 in the 2019 quarter compared to the 2018 quarter.
Gain (Loss) on Sale of Assets and Hotel Properties. Gain on sale of assets and hotel properties was $328,000 and $412,000 in the 2019 and 2018 quarters, respectively. The gain in the 2019 quarter was primarily related to sales of assets at the Embassy Suites New York Manhattan Times Square related to ERFP. The gain in the 2018 quarter was related to the sale of Tampa Residence Inn and SpringHill Suites Centreville.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $2.0 million, from equity in earnings of $1.2 million in the 2018 quarter to equity in loss of $867,000 in the 2019 quarter. The 2019 quarter included equity in loss of $767,000 from Ashford Inc. and $100,000 from OpenKey. The 2018 quarter included equity in earnings of $1.3 million from Ashford Inc., partially offset by equity in loss of $123,000 from OpenKey.
Interest Income. Interest income was $785,000 and $883,000 for the 2019 quarter and the 2018 quarter, respectively.
Other Income (Expense). Other income (expense) changed $544,000, from income of $206,000 in the 2018 quarter to expense of $338,000 in the 2019 quarter. In the 2019 quarter, we recorded other expense of $271,000 related to CMBX premiums and interest paid on collateral and a realized loss of $225,000 on interest rate floors. These expenses were partially offset by dividend income of $74,000, other income of $65,000 and a realized gain on marketable securities of $19,000. In the 2018 quarter, we recorded a realized gain on marketable securities of $40,000, dividend income of $145,000 and miscellaneous other income of $293,000 and expense of $272,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $9.8 million, or 16.8%, to $68.0 million during the 2019 quarter compared to the 2018 quarter. The increase is primarily due to higher interest expense and amortization of loan costs of $5.6 million at our comparable hotel properties due to higher LIBOR rates and higher amortization of loan costs from refinanced mortgage loans and $4.2 million as a result of our Hotel Acquisitions, partially offset by lower interest expense and amortization of loan costs of $45,000 from our Hotel Dispositions. The average LIBOR rates in the 2019 quarter and the 2018 quarter were 2.44% and 1.91%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $5.6 million to $90,000 in the 2019 quarter compared to the 2018 quarter. In the 2019 quarter, we incurred other costs of $90,000. In the 2018 quarter, we incurred write-off of loan costs and exit fees of $5.7 million consisting of the write-off of unamortized loan costs of $1.7 million and other costs of $4.0 million as a result of loan refinances and hotel property sales.
Unrealized Gain (Loss) on Marketable Securities. We recognized a $598,000 unrealized gain on marketable securities in the 2019 quarter and a $268,000 unrealized loss on marketable securities in the 2018 quarter, which are based on changes in closing market prices during the quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $3.4 million from a $1.9 million loss in the 2018 quarter to a $1.5 million gain in the 2019 quarter. In the 2019 quarter, we recognized an unrealized gain of $2.3 million related to interest rate floors, partially offset by an unrealized loss of $472,000 associated with interest rate caps and $393,000 from CMBX tranches. In the 2018 quarter, we recognized unrealized losses of $1.8 million and $147,000 associated with interest rate caps and interest rate floors, respectively. These unrealized losses were partially offset by an unrealized gain of $76,000 from CMBX tranches. The fair value of interest rate floors and interest rate caps are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense increased $733,000, or 24.7% from $3.0 million in the 2018 quarter to $3.7 million in the 2019 quarter primarily due to normal changes quarter over quarter in the valuation allowance recorded on our TRS entities’ deferred tax assets.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated income of $14,000 and $20,000 for the 2019 quarter and the 2018 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net loss attributable to redeemable noncontrolling interests in operating partnership increased $19,000, from $5.1 million in the 2018 quarter to $5.1 million in the 2019 quarter. Redeemable noncontrolling interests represented ownership interests of 15.88% and 14.89% in the operating partnership at June 30, 2019 and 2018, respectively.
Comparison of the Six Months Ended June 30, 2019 and 2018
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $9.7 million from $44.6 million for the six months ended June 30, 2018 (the “2018 period”) to $54.3 million for the six months ended June 30, 2019 (the “2019 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $28.6 million, or 4.9%, to $608.6 million in the 2019 period compared to the 2018 period. This increase is attributable to higher rooms revenue of $25.5 million from our Hotel Acquisitions and $6.6 million at our comparable hotel properties and WorldQuest. These increases were partially offset by lower rooms revenue of $3.5 million from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 2.2% in room rates and a decrease of 80 basis points in occupancy.
Food and beverage revenue increased $12.9 million, or 11.2%, to $128.4 million in the 2019 period compared to the 2018 period. This increase is attributable to higher food and beverage revenue of $8.2 million at our comparable hotel properties and WorldQuest and $4.7 million from our Hotel Acquisitions. The Hotel Dispositions did not generate food and beverage revenue in the 2018 period.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, increased $630,000, or 1.9%, to $34.7 million in the 2019 period compared to the 2018 period. This increase is attributable to higher other revenue of $1.6 million from our Hotel Acquisitions and $1.9 million from our comparable hotel properties and WorldQuest, partially offset by lower other revenue of $129,000 from our Hotel Dispositions and lower business interruption revenue of $2.8 million. In the 2018 period we received $2.5 million of business interruption income for the St. Petersburg Hilton and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010 and $401,000 of business interruption income related to Hurricane Irma. In the 2019 period we received $91,000 of business interruption income related to SpringHill Suites BWI Hotel. Other non-hotel revenue increased $420,000, or 23.7%, to $2.2 million in the 2019 period.
Hotel Operating Expenses. Hotel operating expenses increased $28.5 million, or 6.3%, to $480.2 million in the 2019 period compared to the 2018 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $13.1 million in the 2019 period compared to the 2018 period, which was comprised of an increase of $10.1 million from our Hotel Acquisitions and $3.9 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $940,000 from our Hotel Dispositions. Direct expenses were 29.0% of total hotel revenue for 2019 and 28.8% for the 2018 period. Indirect expenses and management fees increased $15.4 million in the 2019 period compared to the 2018 period, which was comprised of an increase of $10.2 million from our Hotel Acquisitions and $6.6 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $1.4 million from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $3.6 million or 9.3%, to $42.2 million in the 2019 period compared to the 2018 period, which was primarily due to an increase of $2.5 million from our Hotel Acquisitions and $1.9 million at our comparable hotel properties and WorldQuest, partially offset by a property tax refund of $590,000 and a decrease of $220,000 from our Hotel Dispositions.

Depreciation and Amortization. Depreciation and amortization increased $7.1 million or 5.5%, to $134.7 million in the 2019 period compared to the 2018 period, which was primarily due to $4.3 million from our Hotel Acquisitions and $3.2 million at our comparable hotel properties and WorldQuest, partially offset by a decrease of $347,000 from our Hotel Dispositions.
Impairment Charges. Impairment charges increased $4.9 million, or 289.1%, to $6.5 million in the 2019 period compared to the 2018 period. We recorded an impairment charge of $6.5 million in the 2019 period which was comprised of $5.1 million at the Courtyard Savannah Downtown and $1.4 million at the Wisconsin Dells Hilton Garden Inn. We recorded an impairment charge of $1.7 million in the 2018 period which was comprised of a $2.0 million impairment charge at the SpringHill Suites Centreville, partially offset by impairment credits of $265,000 from changes in estimates of property damage incurred from Hurricanes Harvey and Irma.
Transaction Costs. Transaction costs decreased $9,000, or 81.8%, to $2,000 during the 2019 period compared to the 2018 period.
Advisory Services Fee. Advisory services fee decreased $7.6 million, or 18.9%, to $32.6 million in the 2019 period compared to the 2018 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2019 period, the advisory services fee was comprised of a base advisory fee of $18.4 million, equity-based compensation of $8.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $5.4 million. In the 2018 period, the advisory services fee was comprised of a base advisory fee of $17.5 million, equity-based compensation of $15.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $3.5 million and an incentive fee of $3.5 million. During the six months ended June 30, 2018, approximately $4.5 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
Corporate, General and Administrative. Corporate, general and administrative expense increased $158,000, or 2.9%, to $5.5 million in the 2019 period compared to the 2018 period. The increase was primarily attributable to higher equity-based compensation to Premier Project Management employees of $185,000, higher public company costs, office expenses, professional fees and other miscellaneous expenses of $179,000, partially offset by lower transaction, acquisition and management conversion costs of $206,000 in the 2019 period compared to the 2018 period.
Gain (Loss) on Sale of Assets and Hotel Properties. Gain on sale of assets and hotel properties was $561,000 and $403,000 in the 2019 and 2018 periods, respectively. The gain in the 2019 period was primarily related to sales of assets at the Santa Fe La Posada, Hilton Santa Cruz/Scotts Valley and the Embassy Suites New York Manhattan Times Square related to ERFP. The gain in the 2018 period was related to gains from the sales of the Tampa Residence Inn and SpringHill Suites Centreville, partially offset by a loss from the sale of the SpringHill Suites Glen Allen.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $2.5 million from equity in earnings of $582,000 in the 2018 period to equity in loss of $1.9 million in the 2019 period. The 2019 period included equity in loss of $1.7 million from Ashford Inc. and $216,000 from OpenKey. The 2018 period included equity in earnings of $856,000 from Ashford Inc. partially offset by equity in loss of $274,000 from OpenKey.
Interest Income. Interest income was $1.6 million in both the 2019 and 2018 periods.
Other Income (Expense). Other income (expense) changed $936,000, from income of $282,000 in the 2018 period to expense of $654,000 in the 2019 period. In the 2019 period, we recorded other expense of $537,000 related to CMBX premiums and interest paid on collateral and a realized loss of $388,000 on interest rate floors. These expenses were partially offset by dividend income of $121,000, other income of $134,000 and realized gain on marketable securities of $16,000. In the 2018 period, we recorded dividend income of $285,000, a realized gain on marketable securities of $149,000 and other miscellaneous income of $386,000 partially offset by expense of $538,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $21.2 million, or 18.8%, to $134.2 million in the 2019 period compared to the 2018 period. The increase is primarily due to higher interest expense and amortization of loan costs of $14.1 million due to higher LIBOR rates and higher amortization of loan costs from refinances at our comparable hotel properties and $7.7 million from our Hotel Acquisitions, partially offset by lower interest expense and amortization of loan costs of $526,000 from our Hotel Dispositions. The average LIBOR rates in the 2019 period and the 2018 period were 2.47% and 1.78%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $5.6 million to $2.2 million in the 2019 period compared to the 2018 period. In the 2019 period, we wrote off $2.1 million of loan costs related to a refinanced mortgage loan and incurred other costs of $90,000. In the 2018 period, we incurred write-off of loan costs and exit fees of approximately $7.7 million consisting of the write-off of approximately unamortized loan costs of approximately $1.8 million and other costs of approximately $6.0 million as a result of loan refinances and hotel property sales.
Unrealized Gain (Loss) on Marketable Securities. We recognized a $1.4 million unrealized gain on marketable securities in the 2019 period and a $826,000 unrealized loss on marketable securities in the 2018 period, which are based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives decreased $69,000, or 4.3%, from $1.6 million in the 2018 period to $1.5 million in the 2019 period. In the 2019 period, we recognized an unrealized loss of $2.7 million related to CMBX tranches and $1.1 million associated with interest rate caps, partially offset by an unrealized gain of $2.3 million related to interest rate floors. In the 2018 period, we recognized unrealized losses of $1.7 million and $238,000 and associated with interest rate caps and interest rate floors respectively, partially offset by an unrealized gain of $362,000 from CMBX tranches. The fair value of interest rate floors and interest rate caps are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense increased $1.2 million, or 58.2% to $3.3 million in the 2019 period compared to the 2018 period primarily due to normal changes period over period in the valuation allowance recorded on our TRS entities’ deferred tax assets.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated losses of $12,000 and $18,000 in the 2019 and 2018 periods, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $13.7 million and $11.4 million in the 2019 and 2018 periods, respectively. Redeemable noncontrolling interests represented ownership interests of 15.88% and 14.89% in the operating partnership at June 30, 2019 and 2018, respectively.
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
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) having an aggregate value of up to $200 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2019 pursuant to the Repurchase Program.
On December 11, 2017, we entered into equity distribution agreements with UBS Securities LLC, Morgan Stanley & Co. LLC, B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, D.A. Davidson & Co., Deutsche Bank Securities Inc. and Janney Montgomery Scott LLC, each acting as a sales agent (the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. No shares were issued during the three and six months ended June 30, 2019. As of June 30, 2019, we have issued approximately 2.4 million shares of our common stock for gross proceeds of approximately $15.5 million leaving approximately $84.5 million available under the program.
On January 22, 2019, in connection with the acquisition of the Embassy Suites New York Manhattan Times Square, we closed on a $145.0 million mortgage loan. This mortgage loan is interest only and provides for an interest rate of LIBOR +3.90%. The stated maturity date of the mortgage loan is February 2022, with two one-year extensions. The mortgage loan is secured by the Embassy Suites New York Manhattan Times Square.
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
On June 7, 2019, we amended the mortgage loan secured by the Fort Worth Ashton totaling $5.2 million. The amended mortgage loan totaling $8.9 million has a five-year term, is interest only and bears interest at a rate of LIBOR + 2.00%.
On August 2, 2019, we repaid $26.8 million of principal on our mortgage loan partially secured by the San Antonio Marriott as a result of the sale of the hotel property.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the noncontrolling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•	the ratio of total funded indebtedness (less unrestricted cash in excess of $15 million) to EBITDA shall not be greater than 9.75 to 1.0. Our ratio was 9.32 at June 30, 2019.

•	the ratio of EBITDA to fixed charges for the previous 4 consecutive fiscal quarters shall not be less than 1.25 to 1.0. Our ratio was 1.49 at June 30, 2019.

•
tangible net worth shall not at any time be less than 75% of the consolidated tangible net worth on the closing date of the secured credit facility plus 75% of the net proceeds of all new equity issuances of the consolidated group.

All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at June 30, 2019.
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

The secured credit facility is a one-year interest-only facility with any outstanding principal being due at maturity on September 26, 2019. Borrowings must be repaid within 180 days.
We intend to repay any indebtedness incurred under our secured credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities or sale of assets, as market conditions permit.
As of both August 6, 2019 and June 30, 2019, no amounts were outstanding under the secured credit facility.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $92.3 million and $99.0 million for the six months ended June 30, 2019 and 2018, respectively. Cash flows from operations were impacted by changes in hotel operations, our hotel acquisitions in 2018 and 2019, our hotel dispositions in 2018 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2019, net cash flows used in investing activities were $277.8 million. Cash outflows primarily consisted of $81.5 million for capital improvements made to various hotel properties and $213.1 million primarily related to the purchase of the Hilton Santa Cruz/Scotts Valley and Embassy Suites New York Manhattan Times Square hotels. Cash outflows were partially offset by cash inflows of $13.1 million from proceeds received from the sale of furniture, fixtures and equipment for ERFP and $4.0 million of proceeds from a franchise agreement extension. For the six months ended June 30, 2018, net cash flows used in investing activities were $188.7 million. Cash outflows primarily consisted of $117.7 million for capital improvements made to various hotel properties, $111.8 million for the acquisition of the Hilton Alexandria and an additional $667,000 investment in OpenKey. Cash outflows were partially offset by $40.9 million of net cash proceeds from the sale of the SpringHill Suites Glen Allen, SpringHill Suites Centreville and Residence Inn Tampa and $651,000 from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2019, net cash flows provided by financing activities were $146.2 million. Cash inflows were $388.7 million from borrowings on indebtedness. Cash inflows were partially offset by cash outflows of $181.2 million for repayments of indebtedness, $50.3 million for dividend payments to common and preferred stockholders and unitholders, $9.1 million for payments of loan costs and exit fees, $1.0 million of payments for derivatives and $906,000 for the repurchase of common stock. For the six months ended June 30, 2018, net cash flows provided by financing activities were $170.4 million. Cash inflows primarily consisted of $2.7 billion of borrowings on indebtedness. Cash inflows were partially offset by cash outflows of $2.5 billion for repayments of indebtedness, $47.8 million for dividend payments to common and preferred stockholders and unitholders, $54.4 million for payments of loan costs and exit fees, $3.1 million of payments for derivatives and $1.6 million for the repurchase of common stock.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of June 30, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
Mortgage and mezzanine loans are nonrecourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition as of June 30, 2019.

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
Dividend Policy. During the three month periods ended June 30, 2019 and 2018, the board of directors declared quarterly dividends of $0.06 per share and $0.12 per share, respectively, of outstanding common stock. In December 2018, the board of directors approved our 2019 dividend policy which was modified in June 2019. The revised dividend policy anticipates a quarterly dividend payment of $0.06 per share for the remainder of 2019. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
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

EBITDA is defined as net income (loss) before interest expense and amortization of premiums and loan costs, net, income taxes, depreciation and amortization, equity in earnings/loss of unconsolidated entities and after the Company’s portion of EBITDA of unconsolidated entities. In addition, we include impairment charges on real estate, gain/loss on sale of hotel properties and gain/loss on sale of hotel properties of unconsolidated entities to calculate EBITDAre, as defined by NAREIT.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(21,352)	$(23,351)	$(67,974)	$(56,000)
Interest expense and amortization of premiums and loan costs, net	67,987	58,206	134,153	112,949
Depreciation and amortization	67,511	64,566	134,689	127,613
Income tax expense (benefit)	3,706	2,973	3,301	2,087
Equity in (earnings) loss of unconsolidated entities	867	(1,170)	1,930	(582)
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	1,703	3,551	3,577	2,566
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(94)	(122)	(209)	(261)
EBITDA	120,328	104,653	209,467	188,372
Impairment charges on real estate	6,533	19	6,533	1,679
(Gain) loss on sale of assets and hotel properties	(328)	(412)	(561)	(403)
EBITDAre	126,533	104,260	215,439	189,648
Amortization of unfavorable contract liabilities	117	(39)	78	(78)
Uninsured hurricane related costs	—	(17)	—	(228)
(Gain) loss on insurance settlements	—	—	(36)	—
Write-off of premiums, loan costs and exit fees	90	5,694	2,152	7,744
Other (income) expense, net	413	(206)	775	(282)
Transaction, acquisition and management conversion costs	240	121	686	205
Legal judgment and related legal costs	1,399	161	1,816	927
Unrealized (gain) loss on marketable securities	(598)	268	(1,406)	826
Unrealized (gain) loss on derivatives	(1,476)	1,916	1,518	1,587
Dead deal costs	18	3	50	3
Non-cash stock/unit-based compensation	5,368	9,801	9,958	16,803
Advisory services incentive fee	(636)	3,270	—	3,457
Company’s portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	618	(344)	1,531	2,183
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	14	3	35	8
Adjusted EBITDAre	$132,100	$124,891	$232,596	$222,803

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of loan costs and exit fees, gain/loss on insurance settlements, uninsured hurricane related costs, other income/expense, net transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs, advisory services incentive fee and non-cash items such as non-cash stock/unit-based compensation, amortization of loan costs, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(21,352)	$(23,351)	$(67,974)	$(56,000)
(Income) loss from consolidated entities attributable to noncontrolling interest	(14)	(20)	12	18
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,084	5,065	13,663	11,405
Preferred dividends	(10,644)	(10,644)	(21,288)	(21,288)
Net income (loss) attributable to common stockholders	(26,926)	(28,950)	(75,587)	(65,865)
Depreciation and amortization of real estate	67,452	64,509	134,573	127,498
(Gain) loss on sale of assets and hotel properties	(328)	(412)	(561)	(403)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(5,084)	(5,065)	(13,663)	(11,405)
Equity in (earnings) loss of unconsolidated entities	867	(1,170)	1,930	(582)
Impairment charges on real estate	6,533	19	6,533	1,679
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	(767)	2,552	(1,402)	921
Company’s portion of FFO of unconsolidated entities (OpenKey)	(96)	(125)	(196)	(266)
FFO available to common stockholders and OP unitholders	41,651	31,358	51,627	51,577
Write-off of premiums, loan costs and exit fees	90	5,694	2,152	7,744
(Gain) loss on insurance settlements	—	—	(36)	—
Uninsured hurricane related costs	—	(17)	—	(228)
Other (income) expense	413	(206)	775	(282)
Transaction, acquisition and management conversion costs	240	121	686	205
Legal judgment and related legal costs	1,399	161	1,816	927
Unrealized (gain) loss on marketable securities	(598)	268	(1,406)	826
Unrealized (gain) loss on derivatives	(1,476)	1,916	1,518	1,587
Dead deal costs	18	3	50	3
Non-cash stock/unit-based compensation	5,368	9,801	9,958	16,803
Amortization of loan costs	7,606	5,488	14,862	7,939
Advisory services incentive fee	(636)	3,270	—	3,457
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	2,198	(344)	4,640	2,183
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	15	3	37	8
Adjusted FFO available to common stockholders and OP unitholders	$56,288	$57,516	$86,679	$92,749

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of June 30, 2019:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Embassy Suites	New York, NY	Full service	310	100	310
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton Garden Inn	Wisconsin Dells, WI	Select service	128	100	128
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	San Antonio, TX	Full service	251	100	251
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Savannah, GA	Select service	156	100	156
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157
Ground Lease Properties
Crowne Plaza (1)	Key West, FL	Full service	160	100	160
Crowne Plaza (2)	Annapolis, MD	Full service	196	100	196
Hilton (3)	Ft. Worth, TX	Full service	294	100	294
Renaissance (4)	Palm Springs, CA	Full service	410	100	410
Total			25,579		25,552
________

(1)	The ground lease expires in 2084.

(2)	The ground lease expires in 2114.

(3)	The ground lease expires in 2040.

(4)	The ground lease expires in 2059 with one 25-year extension option.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At June 30, 2019, our total indebtedness of $4.2 billion included $3.8 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2019 would be approximately $9.6 million annually. Interest rate changes have no impact on the remaining $364.4 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2019, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $4.3 million at June 30, 2019.
We hold interest rate floors with notional amounts totaling $24.0 billion and strike rates ranging from (0.25)% to 2.0%. Our total exposure is capped at our initial upfront costs totaling $10.0 million. These instruments have termination dates ranging from September 2019 to November 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2019 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgement. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of June 30, 2019, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At June 30, 2019, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	30,840	(2)	$5.40	(3)	—	$200,000,000
May 1 to May 31	13,890		—	(3)	—	200,000,000
June 1 to June 30	7,109		—	(3)	—	200,000,000
Total	51,839		$5.40		—
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

(2)	Includes 23,403 shares in April that were purchased from employees of Ashford LLC to satisfy stock vesting tax withholdings.

(3)	There is no cost associated with the forfeiture of 7,437, 13,890 and 7,109 restricted shares of our common stock in April, May and June, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Submitted electronically with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Submitted electronically with this report.
___________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD HOSPITALITY TRUST, INC.

Date:	August 6, 2019	By:	/s/ DOUGLAS A. KESSLER
Douglas A. Kessler
President and Chief Executive Officer

Date:	August 6, 2019	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer