Form 10-Q
period 2019-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2019-11-06
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	102,109,649
(Class)	Outstanding at November 4, 2019

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Investments in hotel properties, net	$4,172,030	$4,105,219
Cash and cash equivalents	256,303	319,210
Restricted cash	148,826	120,602
Marketable securities	14,445	21,816
Accounts receivable, net of allowance of $596 and $485, respectively	53,786	37,060
Inventories	4,370	4,224
Investment in unconsolidated entities	2,928	4,489
Deferred costs, net	2,772	3,449
Prepaid expenses	29,863	19,982
Derivative assets, net	2,386	2,396
Operating lease right-of-use assets	40,807	—
Other assets	14,147	15,923
Intangible assets, net	797	9,824
Due from related party, net	2,743	—
Due from third-party hotel managers	22,848	21,760
Total assets	$4,769,051	$4,685,954
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$4,109,590	$3,927,266
Accounts payable and accrued expenses	168,311	136,757
Dividends and distributions payable	20,641	26,794
Due to Ashford Inc., net	6,616	23,034
Due to related party, net	16	1,477
Due to third-party hotel managers	3,774	2,529
Intangible liabilities, net	2,357	15,483
Derivative liabilities, net	28	50
Operating lease liabilities	43,536	—
Other liabilities	26,100	18,716
Total liabilities	4,380,969	4,152,106
Commitments and contingencies (note 15)
Redeemable noncontrolling interests in operating partnership	78,241	80,743
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 2,389,393 shares issued and outstanding at September 30, 2019 and December 31, 2018	24	24
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	62	62
Series H Cumulative Preferred Stock, 3,800,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	38	38
Series I Cumulative Preferred Stock, 5,400,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	54	54
Common stock, $0.01 par value, 400,000,000 shares authorized, 102,109,649 and 101,035,530 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,021	1,010
Additional paid-in capital	1,822,391	1,814,273
Accumulated deficit	(1,514,411)	(1,363,020)
Total stockholders’ equity of the Company	309,227	452,489
Noncontrolling interests in consolidated entities	614	616
Total equity	309,841	453,105
Total liabilities and equity	$4,769,051	$4,685,954
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Rooms	$301,704	$288,016	$910,337	$868,090
Food and beverage	53,738	49,396	182,097	164,869
Other hotel revenue	17,751	17,309	52,430	51,358
Total hotel revenue	373,193	354,721	1,144,864	1,084,317
Other	1,044	1,209	3,239	2,984
Total revenue	374,237	355,930	1,148,103	1,087,301
EXPENSES
Hotel operating expenses:
Rooms	66,434	64,197	195,260	187,497
Food and beverage	40,089	37,649	125,534	116,270
Other expenses	118,993	109,992	357,129	332,629
Management fees	13,393	13,198	41,165	40,306
Total hotel expenses	238,909	225,036	719,088	676,702
Property taxes, insurance and other	21,972	20,774	64,131	59,363
Depreciation and amortization	67,906	64,923	202,595	192,536
Impairment charges	—	(27)	6,533	1,652
Transaction costs	—	—	2	11
Advisory services fee	15,964	12,805	48,549	52,961
Corporate, general and administrative	2,410	3,090	7,928	8,450
Total expenses	347,161	326,601	1,048,826	991,675
Gain (loss) on sale of assets and hotel properties	2,362	(9)	2,923	394
OPERATING INCOME (LOSS)	29,438	29,320	102,200	96,020
Equity in earnings (loss) of unconsolidated entities	(278)	310	(2,208)	892
Interest income	836	1,150	2,402	2,779
Other income (expense)	(328)	(202)	(982)	80
Interest expense and amortization of premiums and loan costs	(66,356)	(60,731)	(200,509)	(173,680)
Write-off of premiums, loan costs and exit fees	(426)	(1,572)	(2,578)	(9,316)
Unrealized gain (loss) on marketable securities	315	68	1,721	(758)
Unrealized gain (loss) on derivatives	(2,536)	(2,085)	(4,054)	(3,672)
INCOME (LOSS) BEFORE INCOME TAXES	(39,335)	(33,742)	(104,008)	(87,655)
Income tax (expense) benefit	249	(519)	(3,052)	(2,606)
NET INCOME (LOSS)	(39,086)	(34,261)	(107,060)	(90,261)
(Income) loss from consolidated entities attributable to noncontrolling interest	(10)	(10)	2	8
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	7,919	6,682	21,582	18,087
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(31,177)	(27,589)	(85,476)	(72,166)
Preferred dividends	(10,645)	(10,645)	(31,933)	(31,933)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(41,822)	$(38,234)	$(117,409)	$(104,099)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(0.42)	$(0.40)	$(1.19)	$(1.09)
Weighted average common shares outstanding – basic	99,971	97,467	99,790	96,591
Diluted:
Net income (loss) attributable to common stockholders	$(0.42)	$(0.40)	$(1.19)	$(1.09)
Weighted average common shares outstanding – diluted	99,791	97,467	99,790	96,591
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(39,086)	$(34,261)	$(107,060)	$(90,261)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(39,086)	(34,261)	(107,060)	(90,261)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(10)	(10)	2	8
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	7,919	6,682	21,582	18,087
Comprehensive income (loss) attributable to the Company	$(31,177)	$(27,589)	$(85,476)	$(72,166)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	102,131	$1,021	$1,819,177	$(1,453,824)	$604	$367,204	$73,242
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,214	—	—	3,214	1,691
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(21)	—	—	—	—	—	—
Dividends declared – common stock ($.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,222)	—	(6,222)	—
Dividends declared – preferred stock - Series D ($.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred stock - Series G ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,857)	—	(2,857)	—
Dividends declared – preferred stock - Series H ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,782)	—	(1,782)	—
Dividends declared – preferred stock - Series I ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,532)	—	(2,532)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,316)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,543)	—	(12,543)	12,543
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,177)	10	(31,167)	(7,919)
Balance at September 30, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	102,110	$1,021	$1,822,391	$(1,514,411)	$614	$309,841	$78,241

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	101,036	$1,010	$1,814,273	$(1,363,020)	$616	$453,105	$80,743
Impact of adoption of new accounting standard (1)	—	—	—	—	—	—	—	—	—	—	—	—	—	1,755	—	1,755	—
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(210)	(1)	(1,030)	—	—	(1,031)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	9,251	—	—	9,251	5,612
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(56)	(1)	1	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1,340	13	(13)	—	—	—	28
Issuance of units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,854
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(91)	—	—	(91)	—
Dividends declared – common stock ($.24/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,895)	—	(24,895)	—
Dividends declared – preferred stock - Series D ($1.58/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,786)	—	(3,786)	—
Dividends declared – preferred stock - Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,637)	—	(6,637)	—
Dividends declared – preferred stock - Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,572)	—	(8,572)	—
Dividends declared – preferred stock - Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,344)	—	(5,344)	—
Dividends declared – preferred stock - Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,594)	—	(7,594)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,256)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,842)	—	(10,842)	10,842
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,476)	(2)	(85,478)	(21,582)
Balance at September 30, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	102,110	$1,021	$1,822,391	$(1,514,411)	$614	$309,841	$78,241
(1) See note 17.

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	98,612	$986	$1,793,869	$(1,283,516)	$628	$512,193	$146,249
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,918	—	—	2,918	2,225
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(8)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	(8)	—	—	(8)	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	2,434	24	14,612	—	—	14,636	—
Dividends declared – common stock ($.12/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,226)	—	(12,226)	—
Dividends declared – preferred stock - Series D ($.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,261)	—	(1,261)	—
Dividends declared – preferred stock - Series F ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred stock - Series G ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)	—
Dividends declared – preferred stock - Series H ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,782)	—	(1,782)	—
Dividends declared – preferred stock - Series I ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,532)	—	(2,532)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,480)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	20,649	—	20,649	(20,649)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,589)	10	(27,579)	(6,682)
Balance at September 30, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	101,038	$1,010	$1,811,391	$(1,313,327)	$638	$499,938	$118,663

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	97,409	$974	$1,784,997	$(1,153,697)	$646	$633,146	$116,122
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(249)	(3)	(1,595)	—	—	(1,598)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	13,329	—	—	13,329	8,617
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(46)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1,490	15	108	—	—	123	53
Cost for issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	(60)	—	—	(60)	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	2,434	24	14,612	—	—	14,636	—
Dividends declared – common stock ($.24/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(36,144)	—	(36,144)	—
Dividends declared – preferred stock - Series D ($1.58/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,785)	—	(3,785)	—
Dividends declared – preferred stock - Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,637)	—	(6,637)	—
Dividends declared – preferred stock - Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,573)	—	(8,573)	—
Dividends declared – preferred stock - Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,344)	—	(5,344)	—
Dividends declared – preferred stock - Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,594)	—	(7,594)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,429)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,387)	—	(19,387)	19,387
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(72,166)	(8)	(72,174)	(18,087)
Balance at September 30, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	101,038	$1,010	$1,811,391	$(1,313,327)	$638	$499,938	$118,663
See Notes to Consolidated Financial Statements

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(107,060)	$(90,261)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	202,595	192,536
Impairment charges	6,533	1,652
Amortization of intangibles	(221)	(178)
Recognition of deferred income	(710)	(432)
Bad debt expense	2,345	1,527
Deferred income tax expense (benefit)	927	(603)
Equity in (earnings) loss of unconsolidated entities	2,208	(892)
(Gain) loss on sale of assets and hotel properties	(2,923)	(394)
Realized and unrealized (gain) loss on marketable securities	(1,765)	585
Purchases of marketable securities	(3,998)	(11,434)
Sales of marketable securities	13,134	13,602
Net settlement of trading derivatives	(3,556)	(1,323)
Realized and unrealized (gain) loss on derivatives	4,592	3,672
Amortization of loan costs and premiums and write-off of premiums, loan costs and exit fees	24,932	23,726
Equity-based compensation	14,863	21,946
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	(19,063)	(16,524)
Prepaid expenses and other assets	(6,338)	(10,775)
Operating lease right-of-use asset	(944)	—
Operating lease liability	255	—
Accounts payable and accrued expenses	28,998	21,551
Due to/from related party	(4,204)	(987)
Due to/from third-party hotel managers	157	(1,515)
Due to/from Ashford Inc., net	(1,287)	(9,970)
Other liabilities	314	1,743
Net cash provided by (used in) operating activities	149,784	137,252
Cash Flows from Investing Activities
Investment in unconsolidated entity	(647)	(667)
Proceeds from franchise agreement	4,000	—
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	(212,552)	(114,877)
Improvements and additions to hotel properties	(121,746)	(164,726)
Net proceeds from sales of assets and hotel properties	83,777	40,573
Payments for initial franchise fees	(275)	(380)
Proceeds from property insurance	267	651
Net cash provided by (used in) investing activities	(247,176)	(239,426)
Cash Flows from Financing Activities
Borrowings on indebtedness	388,694	2,676,881
Repayments of indebtedness	(246,312)	(2,461,279)
Payments for loan costs and exit fees	(9,294)	(55,152)
Payments for dividends and distributions	(68,237)	(72,333)
Purchases of common stock	(1,031)	(1,598)
Payments for derivatives	(1,048)	(3,103)
Proceeds from common stock offering	—	13,624
Preferred and common stock offering costs	(91)	(60)
Other	28	53
Net cash provided by (used in) financing activities	62,709	97,033
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,683)	(5,141)
Cash, cash equivalents and restricted cash at beginning of period	439,812	472,072
Cash, cash equivalents and restricted cash and at end of period	$405,129	$466,931

	Nine Months Ended September 30,
	2019	2018
Supplemental Cash Flow Information
Interest paid	$178,260	$158,832
Income taxes paid (refunded)	(1,293)	1,527
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$24,330	$13,970
Non-cash dividends paid	—	123
Unsettled common stock offering proceeds	—	1,075
Issuance of units for hotel acquisition	7,854	—
Assumption of debt in hotel acquisition	24,922	—
Dividends and distributions declared but not paid	20,641	28,095
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$319,210	$354,805
Cash and cash equivalents at beginning of period included in assets held for sale	—	78
Restricted cash at beginning of period	120,602	116,787
Restricted cash at beginning of period included in assets held for sale	—	402
Cash, cash equivalents and restricted cash at beginning of period	$439,812	$472,072

Cash and cash equivalents at end of period	$256,303	$325,839
Restricted cash at end of period	148,826	141,092
Cash, cash equivalents and restricted cash at end of period	$405,129	$466,931
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of September 30, 2019, we owned interests in the following assets:

•
118 consolidated hotel properties, including 116 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 25,044 total rooms (or 25,017 net rooms excluding those attributable to our partner);

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);

•	a 22.9% ownership in Ashford Inc. common stock with a carrying value of $0 and a fair value of $14.5 million; and

•	a 17.0% ownership in OpenKey with a carrying value of $2.9 million.
For federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2019, our 118 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2019, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which was beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and his father Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 80 of our 118 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties. On May 31, 2019, Ashford Inc., the parent company of Ashford LLC, entered into an agreement to acquire the hotel management business of Remington Holdings, L.P. (as amended by the First Amendment thereto dated July 17, 2019 and the Second Amendment thereto dated August 28, 2019, the “Combination Agreement”), which includes Remington Lodging. The transaction closed on November 6, 2019.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The following acquisitions and dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
SpringHill Suites	Glen Allen, VA	Disposition	February 20, 2018
SpringHill Suites	Centreville, VA	Disposition	May 1, 2018
Residence Inn	Tampa, FL	Disposition	May 10, 2018
Hilton Alexandria Old Town	Alexandria, VA	Acquisition	June 29, 2018
La Posada de Santa Fe	Santa Fe, NM	Acquisition	October 31, 2018
Embassy Suites New York Manhattan Times Square	New York, NY	Acquisition	January 22, 2019
Hilton Santa Cruz/Scotts Valley	Santa Cruz, CA	Acquisition	February 26, 2019
San Antonio Marriott	San Antonio, TX	Disposition	August 2, 2019
Hilton Garden Inn Wisconsin Dells	Wisconsin Dells, WI	Disposition	August 6, 2019
Courtyard Savannah	Savannah, GA	Disposition	August 14, 2019

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
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment (“FF&E”) replacements of approximately 4% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
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
Investments in Unconsolidated Entities—As of September 30, 2019, we held ownership interests in entities ranging from 17.0% to 22.9%, which are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments in our unconsolidated entities for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No such impairment was recorded for the three and nine months ended September 30, 2019 and 2018.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Each VIE, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis and therefore such entities are not consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
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
Other hotel revenue consists of ancillary revenue at the property, including attrition and cancellation fees, resort and destination fees, spas, parking, entertainment, business interruption revenue and other guest services, as well as rental revenue; primarily consisting of leased retail outlets at our hotel properties. Attrition and cancellation fees are recognized from non-cancellable deposits when the customer provides notification of cancellation within established management policy time frames. For the three and nine months ended September 30, 2018, we recorded $0 and $2.5 million of business interruption income for the St. Petersburg Hilton and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
Taxes specifically collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended September 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$17,268	$4,179	$1,143	$—	$22,590
Boston, MA Area	3	18,544	1,738	948	—	21,230
Dallas / Ft. Worth Area	7	13,619	3,163	826	—	17,608
Houston, TX Area	3	6,282	1,930	177	—	8,389
Los Angeles, CA Metro Area	6	20,041	3,728	1,403	—	25,172
Miami, FL Metro Area	3	5,181	1,487	220	—	6,888
Minneapolis - St. Paul, MN - WI Area	4	9,492	2,232	1,137	—	12,861
Nashville, TN Area	1	12,711	5,120	457	—	18,288
New York / New Jersey Metro Area	7	27,343	5,484	918	—	33,745
Orlando, FL Area	3	6,191	430	423	—	7,044
Philadelphia, PA Area	3	6,760	896	162	—	7,818
San Diego, CA Area	2	5,114	285	307	—	5,706
San Francisco - Oakland, CA Metro Area	7	24,389	2,247	672	—	27,308
Tampa, FL Area	2	5,060	1,453	264	—	6,777
Washington D.C. - MD - VA Area	9	30,068	5,916	2,147	—	38,131
Other Areas	49	90,624	13,262	6,088	—	109,974
Orlando WorldQuest	—	871	28	297	—	1,196
Sold properties	3	2,146	160	162	—	2,468
Corporate	—	—	—	—	1,044	1,044
Total	121	$301,704	$53,738	$17,751	$1,044	$374,237

	Three Months Ended September 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$16,843	$3,800	$1,379	$—	$22,022
Boston, MA Area	3	18,274	2,102	944	—	21,320
Dallas / Ft. Worth Area	7	14,412	3,333	921	—	18,666
Houston, TX Area	3	6,378	1,720	183	—	8,281
Los Angeles, CA Metro Area	6	19,336	3,382	1,302	—	24,020
Miami, FL Metro Area	3	5,072	1,652	232	—	6,956
Minneapolis - St. Paul, MN - WI Area	4	9,930	2,308	1,242	—	13,480
Nashville, TN Area	1	12,854	3,581	341	—	16,776
New York / New Jersey Metro Area	6	19,661	5,031	796	—	25,488
Orlando, FL Area	3	6,242	371	356	—	6,969
Philadelphia, PA Area	3	6,898	1,000	250	—	8,148
San Diego, CA Area	2	5,228	254	269	—	5,751
San Francisco - Oakland, CA Metro Area	6	21,684	1,862	658	—	24,204
Tampa, FL Area	2	4,585	1,263	257	—	6,105
Washington D.C. - MD - VA Area	9	28,214	5,142	2,089	—	35,445
Other Areas	48	86,591	12,092	5,533	—	104,216
Orlando WorldQuest	—	913	30	275	—	1,218
Sold properties	3	4,901	473	282	—	5,656
Corporate	—	—	—	—	1,209	1,209
Total	118	$288,016	$49,396	$17,309	$1,209	$355,930

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$55,545	$13,829	$3,533	$—	$72,907
Boston, MA Area	3	46,894	5,611	2,762	—	55,267
Dallas / Ft. Worth Area	7	45,509	12,017	2,582	—	60,108
Houston, TX Area	3	19,862	6,622	595	—	27,079
Los Angeles, CA Metro Area	6	60,867	12,434	3,863	—	77,164
Miami, FL Metro Area	3	20,903	6,868	684	—	28,455
Minneapolis - St. Paul, MN - WI Area	4	25,058	6,147	3,248	—	34,453
Nashville, TN Area	1	39,332	16,590	1,677	—	57,599
New York / New Jersey Metro Area	7	73,611	17,788	2,369	—	93,768
Orlando, FL Area	3	22,774	1,478	1,296	—	25,548
Philadelphia, PA Area	3	18,464	2,699	515	—	21,678
San Diego, CA Area	2	14,177	944	799	—	15,920
San Francisco - Oakland, CA Metro Area	7	70,253	7,099	1,947	—	79,299
Tampa, FL Area	2	19,589	5,931	827	—	26,347
Washington D.C. - MD - VA Area	9	95,433	19,525	6,297	—	121,255
Other Areas	49	267,158	44,206	17,747	—	329,111
Orlando WorldQuest	—	3,075	80	988	—	4,143
Sold properties	3	11,833	2,229	701	—	14,763
Corporate	—	—	—	—	3,239	3,239
Total	121	$910,337	$182,097	$52,430	$3,239	$1,148,103

	Nine Months Ended September 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$51,131	$12,233	$4,127	$—	$67,491
Boston, MA Area	3	45,046	5,619	2,625	—	53,290
Dallas / Ft. Worth Area	7	47,427	12,525	2,620	—	62,572
Houston, TX Area	3	20,599	6,933	602	—	28,134
Los Angeles, CA Metro Area	6	59,912	11,601	3,534	—	75,047
Miami, FL Metro Area	3	22,014	6,728	764	—	29,506
Minneapolis - St. Paul, MN - WI Area	4	28,228	7,188	3,613	—	39,029
Nashville, TN Area	1	38,151	9,430	1,181	—	48,762
New York / New Jersey Metro Area	6	56,696	17,154	2,159	—	76,009
Orlando, FL Area	3	21,763	1,160	887	—	23,810
Philadelphia, PA Area	3	18,587	3,226	675	—	22,488
San Diego, CA Area	2	14,224	755	744	—	15,723
San Francisco - Oakland, CA Metro Area	6	61,564	5,378	1,752	—	68,694
Tampa, FL Area	2	17,555	4,746	1,293	—	23,594
Washington D.C. - MD - VA Area	9	86,948	16,939	4,886	—	108,773
Other Areas	48	256,004	41,085	17,961	—	315,050
Orlando WorldQuest	—	3,486	107	920	—	4,513
Sold properties	6	18,755	2,062	1,015	—	21,832
Corporate	—	—	—	—	2,984	2,984
Total	121	$868,090	$164,869	$51,358	$2,984	$1,087,301

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$775,086	$670,362
Buildings and improvements	4,159,185	4,062,810
Furniture, fixtures, and equipment	501,646	504,806
Construction in progress	28,148	37,394
Condominium properties	12,093	12,091
Total cost	5,476,158	5,287,463
Accumulated depreciation	(1,304,128)	(1,182,244)
Investments in hotel properties, net	$4,172,030	$4,105,219

Acquisitions
Embassy Suites New York Manhattan Times Square
On January 22, 2019, we acquired a 100% interest in the 310-room Embassy Suites New York Manhattan Times Square for $195.0 million in cash. In connection with this transaction, we entered into a $145.0 million mortgage loan (see note 8).
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

Land	$111,619
Buildings and improvements	80,047
Furniture, fixtures and equipment (1)	8,626
Investments in hotel properties, net	$200,292
Key money	(3,800)
$196,492
Net other assets (liabilities)	$1,320

_____________________________
(1) The FF&E of $8.6 million was sold to Ashford Inc. as a part of the ERFP transaction for the Embassy Suites New York Manhattan Times Square.
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) of the hotel property in our consolidated statements of operations for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total revenue	$7,231	$18,194
Net income (loss)	(567)	(3,645)

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

Land	$9,399
Buildings and improvements	34,276
Furniture, fixtures and equipment (1)	3,852
Investments in hotel properties, net	$47,527
Debt discount	407
$47,934
Net other assets (liabilities)	$38
_____________________________
(1) The FF&E of $3.9 million was sold to Ashford Inc. as a part of the ERFP transaction for the Hilton Santa Cruz/Scotts Valley.
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) of the hotel property in our consolidated statements of operations for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total revenue	$3,158	$6,901
Net income (loss)	251	172

5. Leases
On January 1, 2019, we adopted ASC 842 on a modified retrospective basis. We elected the practical expedients which allowed us to apply the new guidance at its effective date on January 1, 2019 without adjusting the comparative prior period financial statements. The package of practical expedients also allowed us to carry forward the historical lease classification. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record short-term leases on the balance sheet across all existing asset classes.
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
The majority of our leases, as lessee, are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 99 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of September 30, 2019.
As of September 30, 2019, our leased assets and liabilities consisted of the following (in thousands):

September 30, 2019
Assets
Operating lease right-of-use assets	$40,807
Liabilities
Operating lease liabilities	$43,536

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We incurred the following lease costs related to our operating leases (in thousands):

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	Hotel operating expenses - other	$1,037	$3,258
_______________________________________
(1) For the three and nine months ended September 30, 2019, operating lease cost includes approximately $53,000 and $366,000, respectively, of variable lease cost associated with the ground leases and $82,000 and $160,000, respectively, of net amortization costs related to the intangible assets and liabilities that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

Nine Months Ended September 30,
2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$2,176
Weighted Average Remaining Lease Term
Operating leases (1)	71 years
Weighted Average Discount Rate
Operating leases (1)	5.16%
_______________________________________
(1) Calculated using the lease term, excluding extension options, and our calculated discount rates of the ground leases and owner managed leases.
Future minimum lease payments due under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

Operating Leases
2019	$726
2020	2,785
2021	2,613
2022	2,487
2023	2,419
Thereafter	167,006
Total future minimum lease payments	178,036
Less: interest	(134,500)
Present value of lease liabilities	$43,536

Future minimum lease payments due under non-cancellable leases under ASC 840 as of December 31, 2018 were as follows (in thousands):

2019	$2,643
2020	2,506
2021	2,379
2022	2,297
2023	2,249
Thereafter	121,697
Total	$133,771

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
On August 2, 2019, the Company sold the Marriott in San Antonio, Texas for $34.0 million in cash. The sale resulted in a gain of approximately $2.6 million for the three and nine months ended September 30, 2019, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $26.8 million of debt associated with the hotel property. See note 8.
On August 6, 2019, the Company sold the Hilton Garden Inn in Wisconsin Dells, Wisconsin for $8.0 million in cash. The sale resulted in a loss of approximately $259,000 for the three and nine months ended September 30, 2019, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.7 million of debt associated with the hotel property. See note 8.
On August 14, 2019, the Company sold the Courtyard by Marriott in Savannah, Georgia for approximately $29.8 million in cash. The sale resulted in a loss of approximately $53,000 for the three and nine months ended September 30, 2019, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $28.8 million of debt associated with the hotel property. See note 8.
We included the results of operations for these hotel properties through the date of disposition in net income (loss) as shown in the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018. The following table includes condensed financial information from these hotel properties in the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total hotel revenue	$2,468	$5,656	$14,763	$21,832
Total hotel operating expenses	(1,663)	(3,737)	(9,561)	(13,531)
Gain (loss) on sale of assets and hotel properties	2,293	(9)	2,293	394
Property taxes, insurance and other	(239)	(483)	(1,213)	(1,620)
Depreciation and amortization	(91)	(864)	(1,736)	(2,921)
Impairment charges	—	—	(6,533)	(1,939)
Operating income (loss)	2,768	563	(1,987)	2,215
Interest expense and amortization of premiums and loan costs	(135)	(352)	(808)	(2,652)
Write-off of premiums, loan costs and exit fees	(426)	(21)	(426)	(616)
Income (loss) before income taxes	2,207	190	(3,221)	(1,053)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(351)	(28)	513	157
Net income (loss) before income taxes attributable to the Company	$1,856	$162	$(2,708)	$(896)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impairment Charges and Insurance Recoveries
During the three and nine months ended September 30, 2019, we recorded a $0 and $6.5 million impairment charge, respectively, which was comprised of $1.4 million at the Wisconsin Dells Hilton Garden Inn and $5.1 million at the Savannah Courtyard. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques.
For the three and nine months ended September 30, 2018, we recorded a $0 and $2.0 million impairment charge at the SpringHill Suites Centreville. The SpringHill Suites Centreville was sold on May 1, 2018. We also recorded impairment adjustments of $(27,000) and $(310,000) for the three and nine ended September 30, 2018, respectively, based on changes in estimates of property damages incurred from the hurricanes.
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
We received additional proceeds of $7,000 and $43,000 during the three and nine months ended September 30, 2019, respectively, and $192,000 and $834,000 during the three and nine months ended September 30, 2018, respectively, associated with property damage from the hurricanes. The Company will not record an insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.

7. Investment in Unconsolidated Entities
Ashford Inc.
As of September 30, 2019 and December 31, 2018, we held approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate ownership of 22.9% and 25.0%, respectively. This ownership resulted in a carrying value of $0 and $1.9 million, respectively, and a fair value of $14.5 million and $31.0 million, respectively, as of September 30, 2019 and December 31, 2018. See note 18.
The following tables summarize the condensed consolidated balance sheets and our ownership interest in Ashford Inc. as of September 30, 2019 and December 31, 2018 and the condensed consolidated statements of operations of Ashford Inc. and our equity in earnings (loss) for the three and nine months ended September 30, 2019 and 2018 (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2019	December 31, 2018
Total assets	$421,837	$379,005
Total liabilities	$148,779	$108,726
Series B Convertible Preferred Stock	202,185	200,847
Redeemable noncontrolling interests	3,641	3,531
Total stockholders’ equity of Ashford Inc.	66,467	65,443
Noncontrolling interests in consolidated entities	765	458
Total equity	67,232	65,901
Total liabilities and equity	$421,837	$379,005
Our ownership interest in Ashford Inc.	$—	$1,896

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$56,889	$41,565	$183,675	$144,544
Total operating expenses	(63,690)	(53,069)	(186,991)	(150,214)
Operating income (loss)	(6,801)	(11,504)	(3,316)	(5,670)
Equity in earnings (loss) of unconsolidated entities	464	—	(109)	—
Interest expense and loan amortization costs	(531)	(419)	(1,412)	(770)
Other income (expense)	(20)	25	(86)	(50)
Income tax (expense) benefit	297	13,904	(1,429)	11,593
Net income (loss)	(6,591)	2,006	(6,352)	5,103
(Income) loss from consolidated entities attributable to noncontrolling interests	101	413	395	704
Net (income) loss attributable to redeemable noncontrolling interests	334	968	623	817
Net income (loss) attributable to Ashford Inc.	(6,156)	3,387	(5,334)	6,624
Preferred dividends	(2,909)	(1,675)	(8,492)	(1,675)
Amortization of preferred stock discount	(363)	(303)	(1,338)	(303)
Net income attributable to common stockholders	$(9,428)	$1,409	$(15,164)	$4,646
Our equity in earnings (loss) of Ashford Inc.	$(182)	$470	$(1,896)	$1,326

OpenKey
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of September 30, 2019, the Company has made investments in OpenKey totaling $4.6 million. In 2019 and 2018, we made additional investments in OpenKey of $647,000 and $667,000, respectively.
The following table summarizes our carrying value and ownership interest in OpenKey:

	September 30, 2019	December 31, 2018
Carrying value of the investment in OpenKey (in thousands)	$2,928	$2,593
Ownership interest in OpenKey	17.0%	16.3%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2019	2018	2019	2018
Equity in earnings (loss) of unconsolidated entity	$(96)	$(160)	$(312)	$(434)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2019	December 31, 2018
Secured credit facility (3)	Equity	September 2019	Base Rate (2) + 1.65% or LIBOR (1) + 2.65%	$—	$—
Mortgage loan (4)	1 hotel	July 2019	4.00%	—	5,232
Mortgage loan	1 hotel	August 2019	LIBOR (1) + 4.95%	—	7,778
Mortgage loan (5)	17 hotels	November 2019	LIBOR (1) + 3.00%	427,000	427,000
Mortgage loan (5)	8 hotels	February 2020	LIBOR (1) + 2.92%	395,000	395,000
Mortgage loan (5) (6) (7)	19 hotels	April 2020	LIBOR (1) + 3.20%	907,030	962,575
Mortgage loan (8)	1 hotel	May 2020	LIBOR (1) + 2.90%	16,035	16,100
Mortgage loan (9)	1 hotel	June 2020	LIBOR (1) + 5.10%	43,750	43,750
Mortgage loan (5)	7 hotels	June 2020	LIBOR (1) + 3.65%	180,720	180,720
Mortgage loan (5)	7 hotels	June 2020	LIBOR (1) + 3.39%	174,400	174,400
Mortgage loan (5)	5 hotels	June 2020	LIBOR (1) + 3.73%	221,040	221,040
Mortgage loan (5)	5 hotels	June 2020	LIBOR (1) + 4.02%	262,640	262,640
Mortgage loan (5)	5 hotels	June 2020	LIBOR (1) + 2.73%	160,000	160,000
Mortgage loan (5)	5 hotels	June 2020	LIBOR (1) + 3.68%	215,120	215,120
Mortgage loan (10)	1 hotel	July 2020	LIBOR (1) + 4.40%	35,200	35,200
Mortgage loan (11)	8 hotels	July 2020	LIBOR (1) + 4.33%	144,000	144,000
Mortgage loan	1 hotel	November 2020	6.26%	92,030	93,433
Mortgage loan (12)	1 hotel	November 2020	LIBOR (1) + 2.55%	25,000	25,000
Mortgage loan (13)	2 hotels	March 2021	LIBOR (1) + 2.75%	240,000	—
Mortgage loan (8)	1 hotel	February 2022	LIBOR (1) + 3.90%	145,000	—
Mortgage loan (13)	2 hotels	June 2022	LIBOR (1) + 3.00%	—	178,099
Mortgage loan	1 hotel	November 2022	LIBOR (1) + 2.00%	97,000	97,000
Mortgage loan	1 hotel	May 2023	5.46%	52,100	52,843
Mortgage loan	1 hotel	June 2023	LIBOR (1) + 2.45%	73,450	73,450
Mortgage loan	1 hotel	January 2024	5.49%	6,791	6,883
Mortgage loan	1 hotel	January 2024	5.49%	9,911	10,045
Mortgage loan	1 hotel	May 2024	4.99%	6,323	6,414
Mortgage loan (4)	1 hotel	June 2024	LIBOR (1) + 2.00%	8,881	—
Mortgage loan	3 hotels	August 2024	5.20%	64,555	65,242
Mortgage loan	2 hotels	August 2024	4.85%	11,914	12,048
Mortgage loan	3 hotels	August 2024	4.90%	23,819	24,086
Mortgage loan	2 hotels	February 2025	4.45%	19,572	19,835
Mortgage loan	3 hotels	February 2025	4.45%	50,623	51,304
Mortgage loan	1 hotel	March 2025	4.66%	25,043	—
				4,133,947	3,966,237
Premiums, net				711	1,293
Deferred loan costs, net				(25,068)	(40,264)
Indebtedness, net				$4,109,590	$3,927,266
_____________________________

(1)	LIBOR rates were 2.016% and 2.503% at September 30, 2019 and December 31, 2018, respectively.

(2)	Base Rate, as defined in the secured credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

(3)	The secured credit facility has borrowing capacity of up to $100.0 million. The secured credit facility expired on September 26, 2019.

(4)
On June 7, 2019, we amended this mortgage loan totaling $5.2 million. The amended mortgage loan totaling $8.9 million has a five year term, is interest only and bears interest at a rate of LIBOR + 2.00%.

(5)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.

(6)	This mortgage loan had a $26.8 million pay down of principal related to the sale of the Marriott San Antonio on August 2, 2019.

(7)	This mortgage loan had a $28.8 million pay down of principal related to the sale of the Courtyard Savannah on August 14, 2019.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(8)	This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.

(9)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in June 2019.

(10)
This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period, which began in July 2019, resulted in a change in the interest rate in accordance with the original loan terms. The interest rate at December 31, 2018 was LIBOR + 4.15%.

(11)
This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period, which began in July 2019, resulted in a change in the interest rate in accordance with the original loan terms. The interest rate at December 31, 2018 was LIBOR + 4.09%.

(12)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.

(13)
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
On September 27, 2018, we established a secured credit facility with a borrowing capacity of up to $100.0 million, which is secured by a pledge of 100% of the equity interests in the subsidiaries that own the hotel property for which revolving credit facility funds would be used to acquire. The interest rate associated with the secured credit facility is either the Base Rate + 1.65% or LIBOR + 2.65% at the Company’s election. The Base Rate is the greater of (i) the prime rate set by Bank of America; (ii) federal funds rate + 0.5%; or (iii) LIBOR + 1.0%. The secured credit facility expired on September 26, 2019. No amounts were drawn on the secured credit facility at expiration.

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
On August 2, 2019, we repaid $26.8 million of principal on our mortgage loan partially secured by the San Antonio Marriott. This hotel property was sold on August 2, 2019. See note 6.
On August 6, 2019, we repaid $7.7 million of principal on our mortgage loan secured by the Hilton Garden Inn in Wisconsin Dells, Wisconsin. This hotel property was sold on August 6, 2019. See note 6.
On August 14, 2019, we repaid $28.8 million of principal on our mortgage loan partially secured by the Courtyard by Marriott in Savannah, Georgia. This hotel property was sold on August 14, 2019. See note 6.
During the three and nine months ended September 30, 2019 and 2018, we recognized net premium amortization as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2019	2018	2019	2018
Interest expense and amortization of premium and loan costs	$56	$69	$176	$207

The amortization of the net premium is computed using a method that approximates the effective interest method, which is included in “interest expense and amortization of premiums and loan costs” in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of September 30, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(31,177)	$(27,589)	$(85,476)	$(72,166)
Less: Dividends on preferred stock	(10,645)	(10,645)	(31,933)	(31,933)
Less: Dividends on common stock	(5,997)	(11,897)	(23,841)	(35,138)
Less: Dividends on unvested performance stock units	(96)	(123)	(381)	(368)
Less: Dividends on unvested restricted shares	(129)	(206)	(673)	(638)
Undistributed income (loss) allocated to common stockholders	(48,044)	(50,460)	(142,304)	(140,243)
Add back: Dividends on common stock	5,997	11,897	23,841	35,138
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(42,047)	$(38,563)	$(118,463)	$(105,105)

Weighted average shares outstanding:
Weighted average common shares outstanding - basic and diluted	99,971	97,467	99,790	96,591

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.42)	$(0.40)	$(1.19)	$(1.09)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.42)	$(0.40)	$(1.19)	$(1.09)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$129	$206	$673	$638
Income (loss) allocated to unvested performance stock units	96	123	381	368
Income (loss) attributable to noncontrolling interest in operating partnership units	(7,919)	(6,682)	(21,582)	(18,087)
Total	$(7,694)	$(6,353)	$(20,528)	$(17,081)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	1	119	81	124
Effect of unvested performance stock units	—	4	93	335
Effect of assumed conversion of operating partnership units	19,340	17,443	18,996	17,669
Effect of advisory services incentive fee shares	—	286	—	296
Total	19,341	17,852	19,170	18,424

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
The following table presents a summary of our interest rate derivatives entered into over the applicable periods:

	Nine Months Ended September 30,
	2019	2018
Interest rate caps:
Notional amount (in thousands)	$624,050	$3,589,618
Strike rate low end of range	1.50%	1.50%
Strike rate high end of range	4.00%	5.71%
Effective date range	January 2019 - June 2019	January 2018 - August 2018
Termination date range	June 2020 - February 2022	January 2019 - July 2020
Total cost (in thousands)	$1,048	$3,103

Interest rate floors:
Notional amount (in thousands)	$6,000,000	$12,000,000
Strike rate low end of range	1.63%	1.38%
Strike rate high end of range	1.63%	2.00%
Effective date	January 2019	July 2018
Termination date range	March 2020	September 2019 - December 2019
Total cost (in thousands)	$225	$413
None of these instruments were designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	September 30, 2019		December 31, 2018
Interest rate caps:
Notional amount (in thousands)	$3,799,740	(1)	$3,953,718	(1)
Strike rate low end of range	1.50%		1.50%
Strike rate high end of range	5.22%		5.71%
Termination date range	November 2019 - February 2022		January 2019 - November 2020
Aggregate principle balance on corresponding mortgage loans (in thousands)	$3,674,266		$3,521,872

Interest rate floors: (2)
Notional amount (in thousands)	$18,025,000	(1)	$28,775,000	(1)
Strike rate low end of range	(0.25)%		(0.25)%
Strike rate high end of range	2.00%		2.00%
Termination date range	December 2019 - November 2021		March 2019 - November 2021
_______________

(1)	These instruments were not designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of September 30, 2019, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $3.6 million as of September 30, 2019. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2019, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 2.016% to 1.222% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total

September 30, 2019:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$383	$—	$364	$747	(2)
Interest rate derivatives - caps	—	235	—	—	235	(2)
Credit default swaps	—	(1,483)	—	2,887	1,404	(2)
	—	(865)	—	3,251	2,386
Non-derivative assets:
Equity securities	14,445	—	—	—	14,445	(3)
Total	$14,445	$(865)	$—	$3,251	$16,831
Liabilities
Derivative liabilities:
Credit default swaps	$—	$(1,078)	$—	$1,050	$(28)	(4)
Net	$14,445	$(1,943)	$—	$4,301	$16,803

December 31, 2018:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$255	$—	$208	$463	(2)
Interest rate derivatives - caps	—	601	—	—	601	(2)
Credit default swaps	—	520	—	812	1,332	(2)
	—	1,376	—	1,020	2,396
Non-derivative assets:
Equity securities	21,816	—	—	—	21,816	(3)
Total	$21,816	$1,376	$—	$1,020	$24,212
Liabilities
Derivative liabilities:
Credit default swaps	$—	$—	$—	$(50)	$(50)	(4)
Net	$21,816	$1,376	$—	$970	$24,162
____________________________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported net as “derivative assets, net” in our consolidated balance sheets.

(3)	Reported as “marketable securities” in our consolidated balance sheets.

(4)	Reported net as “derivative liabilities, net” in our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair-Value-Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair-value-measured assets and liabilities on the consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2019		2018
Assets
Derivative assets:
Interest rate derivatives - floors	$(2,016)		$(380)
Interest rate derivatives - caps	(300)		(38)
Credit default swaps	(213)	(4)	(1,029)	(4)
	(2,529)		(1,447)
Non-derivative assets:
Equity	343		92
Total	(2,186)		(1,355)
Liabilities
Derivative liabilities:
Credit default swaps	(157)	(4)	(638)	(4)
Net	$(2,343)		$(1,993)

Total combined
Interest rate derivatives - floors	$(1,866)		$(380)
Interest rate derivatives - caps	(300)		(38)
Credit default swaps	(370)		(1,667)
Unrealized gain (loss) on derivatives	(2,536)	(1)	(2,085)	(1)
Realized gain (loss) on interest rate floors	(150)	(2)	—
Unrealized gain (loss) on marketable securities	315	(3)	68	(3)
Realized gain (loss) on marketable securities	28	(2)	24	(2)
Net	$(2,343)		$(1,993)
____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(2)	Included in “other income (expense)” in the consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.

(4)	Excludes costs of $272 and $272 for the three months ended September 30, 2019 and 2018, respectively, which is included in “other income (expense)” associated with credit default swaps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2019		2018
Assets
Derivative assets:
Interest rate derivatives - floors	$(97)		$(618)
Interest rate derivatives - caps	(1,414)		(1,749)
Credit default swaps	(2,003)	(4)	(785)	(4)
	(3,514)		(3,152)
Non-derivative assets:
Equity	1,765		(585)
Total	(1,749)		(3,737)

Liabilities
Derivative liabilities:
Credit default swaps	(1,078)	(4)	(520)	(4)
Net	$(2,827)		$(4,257)

Total combined
Interest rate derivatives - floors	$441		$(618)
Interest rate derivatives - caps	(1,414)		(1,749)
Credit default swaps	(3,081)		(1,305)
Unrealized gain (loss) on derivatives	(4,054)	(1)	(3,672)	(1)
Realized gain (loss) on options on interest rate floors	(538)	(2)	—
Unrealized gain (loss) on marketable securities	1,721	(3)	(758)	(3)
Realized gain (loss) on marketable securities	44	(2)	173	(2)
Net	$(2,827)		$(4,257)

____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in the consolidated statements of operations.

(2)	Included in “other income (expense)” in the consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.

(4)	Excludes costs of $809 and $809 for the nine months ended September 30, 2019 and 2018, respectively, which is included in “other income (expense)” associated with credit default swaps.

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

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$14,445	$14,445	$21,816	$21,816
Derivative assets, net	2,386	2,386	2,396	2,396
Derivative liabilities, net	28	28	50	50

Financial assets not measured at fair value:
Cash and cash equivalents	$256,303	$256,303	$319,210	$319,210
Restricted cash	148,826	148,826	120,602	120,602
Accounts receivable, net	53,786	53,786	37,060	37,060
Due from related party, net	2,743	2,743	—	—
Due from third-party hotel managers	22,848	22,848	21,760	21,760

Financial liabilities not measured at fair value:
Indebtedness	$4,134,658	$3,876,065 to $4,284,068	$3,967,530	$3,773,343 to $4,170,538
Accounts payable and accrued expenses	168,311	168,311	136,757	136,757
Dividends and distributions payable	20,641	20,641	26,794	26,794
Due to Ashford Inc., net	6,616	6,616	23,034	23,034
Due to related party, net	16	16	1,477	1,477
Due to third-party hotel managers	3,774	3,774	2,529	2,529

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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

indebtedness to be approximately 93.7% to 103.6% of the carrying value of $4.1 billion at September 30, 2019 and approximately 95.1% to 105.1% of the carrying value of $4.0 billion at December 31, 2018. This is considered a Level 2 valuation technique.
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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Ashford Trust OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. As of September 30, 2019, there were approximately 1.9 million Performance LTIP units, representing 200% of the target number granted, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. Upon the adoption of ASU 2018-07 in the third quarter of 2018, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of September 30, 2019, we have issued a total of 11.9 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 769,000 units (none of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
We recorded compensation expense for Performance LTIP units and LTIP units as presented in the table below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type	Line Item	2019	2018	2019	2018
Performance LTIP units	Advisory services fee	$917	$1,292	$2,676	$5,505
LTIP units	Advisory services fee	774	933	2,490	2,576
LTIP units - independent directors	Corporate, general and administrative	—	—	446	536
		$1,691	$2,225	$5,612	$8,617

The unamortized cost of the unvested Performance LTIP units, which was $3.3 million at September 30, 2019, will be expensed over a period of 2.3 years with a weighted average period of 1.0 years.
The unamortized cost of the unvested LTIP units, which was $3.5 million at September 30, 2019, will be expensed over a period of 2.4 years with a weighted average period of 1.5 years.
On February 26, 2019, we issued 1.5 million common units in our operating partnership in conjunction with the acquisition of the Hilton Santa Cruz/Scotts Valley. See note 4.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the nine months ended September 30, 2019 and 2018, there were no common units redeemed.
The following table shows the redeemable noncontrolling interest in Ashford Trust (in thousands) and the corresponding approximate ownership percentage:

	September 30, 2019	December 31, 2018
Redeemable noncontrolling interests	$78,241	$80,743
Cumulative adjustments to redeemable noncontrolling interests (1)	156,933	146,091
Ownership percentage of operating partnership	15.92%	14.64%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allocated net (income) loss to the redeemable noncontrolling interests	$7,919	$6,682	$21,582	$18,087
Aggregate cash distributions to holders of common units and LTIP units	1,316	2,480	5,256	7,429

14. Equity and Equity-Based Compensation
Common Stock Dividends—For the first, second, and third quarters of 2019, the board of directors declared quarterly dividends of $0.12, $0.06 and $0.06 per outstanding share of common stock, respectively. For each of the 2018 quarters, the board of directors declared quarterly dividends of $0.12 per outstanding share of common stock.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2019	2018	2019	2018
Advisory services fee	$1,623	$1,550	$4,717	$5,298
Management fees	174	287	573	870
Corporate, general and administrative - Premier	83	—	268	—
Corporate, general and administrative - independent directors	—	—	90	—
	$1,880	$1,837	$5,648	$6,168

During the nine months ended September 30, 2018, approximately $1.5 million of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
At September 30, 2019, the unamortized cost of the unvested restricted stock units was $9.8 million, which will be amortized over a period of 2.4 years with a weighted average period of 1.9 years and had vesting dates between February 2020 and February 2022.
Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of PSUs, which have a cliff vesting period of three years, to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

employees. Upon the adoption of ASU 2018-07 in the third quarter of 2018, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
The following table summarizes the compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2019	2018	2019	2018
Advisory services fee	$1,334	$1,081	$3,603	$7,161

During the nine months ended September 30, 2018, approximately $3.0 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
The unamortized cost of PSUs, which was $8.1 million at September 30, 2019, will be expensed over a period of approximately 2.3 years with a weighted average period of 1.7 years.
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

Common Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. There were no repurchases under the Repurchase Program during the nine months ended September 30, 2019 and 2018.
At-the-Market Equity Offering Program—On December 11, 2017, the Company established an “at-the-market” equity offering program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million. No shares of its common stock were issued under this program during the three and nine months ended September 30, 2019. The table below summarizes the activity during the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Common stock issued	2,434	2,434
Gross proceed received	$15,522	$15,522
Commissions and other expenses	194	194
Net proceeds	$15,328	$15,328
The table below summarizes the program as of September 30, 2019 (in thousands):

September 30, 2019
Shares issued to date	2,434
Gross proceeds of shares issued	$15,522
Remaining issuances available under the program	$84,478

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties. The below table summarized the total carrying value (in thousands), which is reported in equity in the consolidated balance sheets:

	September 30, 2019	December 31, 2018
Carrying value of noncontrolling interests	$614	$616
The below table summarizes the (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2019	2018	2019	2018
(Income) loss allocated to noncontrolling interests in consolidated entities	$(10)	$(10)	$2	$8

15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2019, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at September 30, 2019, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 2% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2020 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2019	2018	2019	2018
Other hotel expenses	$19,669	$17,878	$58,371	$54,686

Management Fees—Under property management agreements for our hotel properties existing at September 30, 2019, we pay monthly property management fee equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 1% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These property management agreements expire from 2020 through 2039, with renewal options. If we terminate a property management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2015 through 2018 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of September 30, 2019, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of twenty years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgement. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of September 30, 2019, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
We are engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flow. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of September 30, 2019 and December 31, 2018, all of our hotel properties were domestically located.
17. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our Chairman, Mr. Monty J. Bennett, also serves as Chairman of the board of directors and Chief Executive Officer of Ashford Inc. Under our advisory agreement, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the advisory agreement, subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale is between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At September 30, 2019, the monthly base fee was 0.70% based on our current market

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually (or stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advisory services fee
Base advisory fee	$8,949	$9,156	$27,300	$26,644
Reimbursable expenses (1)	2,367	2,251	7,763	5,777
Equity-based compensation (2)	4,648	4,855	13,486	20,540
Incentive fee	—	(3,457)	—	—
Total advisory services fee	$15,964	$12,805	$48,549	$52,961
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust has entered into a contribution agreement with Ashford Inc. pursuant to which Ashford Trust has agreed to contribute, with Braemar, up to $15 million to fund the operations of Ashford Securities. As of September 30, 2019, Ashford Trust has funded approximately $485,000.
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
The ERFP Agreement generally provides that Ashford LLC will make investments to facilitate the acquisition of properties by Ashford Trust OP that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). The investments will equal 10% of the property acquisition price and will be made, either at the time of the property acquisition or at any time generally in the following two years, in exchange for hotel FF&E for use at the acquired property or any other property owned by Ashford Trust OP.
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
As a result of the Hilton Alexandria Old Town and La Posada de Santa Fe acquisitions in 2018, under the ERFP Agreement we were entitled to receive $11.1 million and $5.0 million from Ashford LLC, respectively, in the form of future purchases of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

hotel FF&E. As of December 31, 2018, the Company sold $16.1 million of hotel FF&E from certain Ashford Trust hotel properties to Ashford LLC which were subsequently leased back to the Company rent free. Under the applicable accounting guidance in ASC 842, as the related party lease is provided rent free, the lease has no economic substance. As a result, the Company has not recorded an operating lease right-of-use asset, an operating lease liability or lease expense for rents. As of December 31, 2018, Ashford LLC remitted payment of $16.1 million to the Company. Under the relevant accounting guidance related to sales-leaseback transactions, the transaction was not accounted for as a sale under Topic 606. As a result the applicable hotel FF&E was not derecognized at December 31, 2018 and the Company recorded a $16.1 million liability to Ashford LLC. Upon adoption of Topic 842 on January 1, 2019, the Company reevaluated the transaction under the applicable accounting guidance and concluded that the transaction qualified as a sale. As a result, the Company recorded a $1.8 million gain directly to accumulated deficit and, in conjunction with the sale, derecognized the assets and removed the liability to Ashford LLC.
As a result of the Hilton Santa Cruz/Scotts Valley and Embassy Suites New York Manhattan Times Square acquisitions in 2019, under the ERFP Agreement we are entitled to receive $5.0 million and $19.5 million from Ashford LLC, respectively, in the form of future purchases of hotel FF&E.
In the first quarter of 2019 in connection with the Hilton Santa Cruz/Scotts Valley acquisition, the Company sold $5.0 million of hotel FF&E from certain Ashford Trust hotel properties to Ashford LLC which was subsequently leased back to the Company rent free. In accordance with ASC 842, the Company evaluated the transactions and concluded that each transaction qualified as a sale. As a result, the Company recorded a gain of $233,000 for the nine months ended September 30, 2019, in conjunction with the sale and derecognized the assets. The gain is included in “gain (loss) on sale of assets and hotel properties” in our consolidated statements of operations.
In the second quarter of 2019, in connection with the Embassy Suites New York Manhattan Times Square acquisition, the Company sold $8.1 million of hotel FF&E from certain Ashford Trust hotel properties to Ashford LLC which was subsequently leased back to the Company rent free. In accordance with ASC 842, the Company evaluated the transactions and concluded that each transaction qualified as a sale. As a result, the Company recorded a gain of $326,000 for the nine months ended September 30, 2019, in conjunction with the sale and derecognized the assets. The gain is included in “gain (loss) on sale of assets and hotel properties” in our consolidated statements of operations.
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

		Three Months Ended September 30, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Hotel Revenue	Other Hotel Expenses	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Gain (Loss) on Sale of Assets and Hotel Properties
AIM	Cash management services	$246	$—	$—	$—	$—	$—	$246	$—
Ashford LLC	Insurance claims services	26	—	—	—	26	—	—	—
J&S Audio Visual	Audio visual commissions	1,625	—	1,625	—	—	—	—	—
J&S Audio Visual	Equipment	12	12	—	—	—	—	—	—
Lismore Capital	Broker services	427	—	—	—	—	—	—	427
OpenKey	Mobile key app	27	—	—	27	—	—	—	—
Premier	Project management services	5,083	4,650	—	—	—	433	—	—
Pure Wellness	Hypoallergenic premium rooms	201	91	—	110	—	—	—	—

		Three Months Ended September 30, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Property Taxes, Insurance and Other	Corporate, General and Administrative
AIM	Cash management services	$339	$—	$—	$—	$—	$—	$339
Ashford LLC	Insurance claims services	17	—	—	—	—	17	—
J&S Audio Visual	Audio visual commissions	1,222	—	—	1,222	—	—	—
J&S Audio Visual	Equipment	74	74	—	—	—	—	—
Lismore Capital	Debt placement services	350	—	(350)	—	—	—	—
OpenKey	Mobile key app	28	—	—	—	28	—	—
Premier	Project management services	2,491	2,491	—	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,430	1,417	—	—	13	—	—

		Nine Months Ended September 30, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Gain (Loss) on Sale of Assets and Hotel Properties	Write-off of Premiums, Loan Costs and Exit Fees
AIM	Cash management services	$941	$—	$—	$—	$—	$—	$—	$941	$—	$—
Ashford LLC	Insurance claims services	57	—	—	—	—	57	—	—	—	—
J&S Audio Visual	Audio visual commissions	5,297	—	—	5,297	—	—	—	—	—	—
J&S Audio Visual	Equipment	24	24	—	—	—	—	—	—	—	—
Lismore Capital	Debt placement services	1,158	—	(1,079)	—	—	—	—	—	—	79
Lismore Capital	Broker services	427	—	—	—	—	—	—	—	427	—
OpenKey	Mobile key app	83	3	—	—	80	—	—	—	—	—
Premier	Project management services	15,098	13,789	—	—	—	—	1,309	—	—	—
Pure Wellness	Hypoallergenic premium rooms	685	446	—	—	239	—	—	—	—	—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Nine Months Ended September 30, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Property Taxes, Insurance and Other	Corporate, General and Administrative
AIM	Cash management services	$850	$—	$—	$—	$—	$—	$850
Ashford LLC	Insurance claims services	53	—	—	—	—	53	—
J&S Audio Visual	Audio visual commissions	2,524	—	—	2,524	—	—	—
J&S Audio Visual	Equipment	917	917	—	—	—	—	—
Lismore Capital	Debt placement services	4,942	—	(4,942)	—	—	—	—
OpenKey	Mobile key app	81	—	—	—	81	—	—
Pure Wellness	Hypoallergenic premium rooms	1,919	1,903	—	—	16	—	—
________

(1)	Recorded in FF&E and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
The following table summarizes the amount due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	September 30, 2019	December 31, 2018
Ashford LLC	Advisory services	$1,102	$2,362
Ashford LLC	Deposit on ERFP assets	—	16,100
Ashford LLC	Insurance claims services	26	23
AIM	Cash management services	111	99
J&S Audio Visual	Audio visual commissions	1,381	855
OpenKey	Mobile key app	6	1
Premier	Project management services	3,809	3,206
Pure Wellness	Hypoallergenic premium rooms	181	388
		$6,616	$23,034

In 2016, $4.0 million of key money consideration was invested in FF&E by Ashford LLC to be used by Ashford Trust, which represented all of the key money consideration for the Le Pavillon Hotel. Upon adoption of ASC 842, we evaluated this arrangement, which is accounted for as a lease that will expire in 2021. Under the applicable accounting guidance in ASC 842, as the related party lease is provided rent-free, there is no economic substance related to the lease which results in not recording an operating lease right-of-use asset, an operating lease liability or lease expense.
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
At September 30, 2019, Remington Lodging managed 80 of our 118 hotel properties and the WorldQuest condominium properties included in continuing operations. We incurred the following fees related to our management agreement with Remington Lodging (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Property management fees, including incentive property management fees	$8,302	$7,574	$23,731	$23,601
Market service and project management fees	—	1,882	—	11,148
Corporate, general and administrative expenses	1,660	1,473	5,332	4,386
Total	$9,962	$10,929	$29,063	$39,135

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$174	$287	$573	$870

The unamortized cost of the unvested grants was $1.0 million as of September 30, 2019, which will be amortized over a period of 2.4 years.
18. Subsequent Events
On October 2, 2019, the Company entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common stock held by Ashford TRS, totaling 393,077 shares, for $30 per share, resulting in total proceeds of approximately $11.8 million to the Company.
On October 15, 2019, the Company sold the 1.65-acre parking lot adjacent to its Hilton St. Petersburg Bayfront Hotel in St. Petersburg, Florida for total consideration of $17.5 million to be paid over time. The first payment resulted in approximately $8.0 million of debt paydown. As part of the agreement, the buyer will develop the land and after project completion, the Company will have ownership rights to 205 covered parking spaces in the new parking garage for use by Hilton St. Petersburg Bayfront guests.
On October 21, 2019, the Company announced that its board of directors had declared the distribution of its remaining 205,086 shares of common stock of Ashford Inc. Both common stockholders and unitholders of Ashford Trust received their pro rata share of Ashford Inc. common stock. The distribution to Company stockholders and unitholders was completed through a pro-rata taxable dividend of Ashford Inc. common stock on November 5, 2019 (the “Distribution Date”) to stockholders and unitholders of record (“Company Record Holders”) as of the close of business of the New York Stock Exchange (“NYSE”) on October 29, 2019 (the “Record Date”). On the Distribution Date, each Company Record Holder received approximately 0.0017 shares of Ashford Inc. common stock for every unit and/or share of the Company’s common stock held by such Company Record Holder on the Record Date. No fractional shares of Ashford Inc. common stock were issued. Fractional shares of Ashford Inc. common stock to which Ashford Trust Record Holders would otherwise be entitled will be aggregated and, after the distribution, sold in the open market by the distribution agent. The aggregate net proceeds of the sales will be distributed in a pro-rata manner as cash payments to the Ashford Trust Record Holders who would otherwise have received fractional shares of Ashford Inc. common stock. Additionally, Ashford Trust Record Holders who hold in “street name” on behalf of their customers may sell additional shares into the open market to make cash payments to their customers who would have otherwise received fractional shares of Ashford Inc. common stock. Subsequent to the distribution, the Company does not have any ownership interest in Ashford Inc.
On November 6, 2019, Ashford Inc. completed its acquisition of Remington’s Hotel Management Business, as approved by Ashford Inc.’s stockholders at an Ashford Inc. special meeting of stockholders held on October 24, 2019 to consider and vote upon on the transactions contemplated by the Combination Agreement.
Subsequent to September 30, 2019, we received a non-refundable deposit related to the potential sale of one hotel property with a sales price of approximately $11.2 million. We estimate that the sale of this property will close prior to December 31, 2019.

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

•
the impact of the divestiture of our shares of Ashford Inc., including the shares sold through the stock purchase agreement with Ashford LLC and the pro-rata distribution of shares of Ashford Inc. common stock to Company Record Holders;

•	actual and potential conflicts of interest with Braemar, Ashford Inc., Ashford LLC, Remington Lodging, our executive officers and our non-independent director;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

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
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2019, Remington Lodging, which was beneficially wholly owned by Mr. Monty J. Bennett, our Chairman, and his father Mr. Archie Bennett, Jr., our Chairman Emeritus, managed 80 of our 118 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
As of November 6, 2019, Ashford Inc. completed its acquisition of Remington’s Hotel Management Business. In connection with its acquisition, Ashford Inc. effected a holding company reorganization through a merger. As a result of the foregoing, Ashford Inc. (which is incorporated in Nevada) became the successor issuer of Ashford OAINC II Inc., (formerly named Ashford Inc. and incorporated in Maryland) under Rule 12g-3 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, investment management services and mobile key technology. Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of November 6, 2019, owned approximately 352,592 shares of Ashford Inc. common stock, which represented an approximate 16.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of November 6, 2019 would have increased the Bennetts’ ownership interest in Ashford Inc. to 70.1%. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Recent Developments
On January 22, 2019, the Company acquired a 100% interest in the 310-room Embassy Suites New York Manhattan Times Square for $195.0 million in cash. In connection with this acquisition, we closed on a $145.0 million mortgage loan. This mortgage loan is interest only and provides for an interest rate of LIBOR + 3.90%. The stated maturity date of the mortgage loan is February 2022, with two one-year extension options. The mortgage loan is secured by the Embassy Suites New York Manhattan Times Square. As a result of the acquisition under the ERFP Agreement, we are entitled to receive $19.5 million from Ashford LLC in the form of future purchases of hotel FF&E at Ashford Trust properties that will be leased to us by Ashford LLC rent free. As of September 30. 2019, we have received $8.1 million from Ashford LLC in exchange for purchases of hotel FF&E at Ashford Trust properties that was leased to us by Ashford LLC rent free.
On February 6, 2019, we made an additional investment of $299,000 in OpenKey.

On February 26, 2019, the Company acquired a 100% interest in the 178-room Hilton Santa Cruz/Scotts Valley for $47.5 million. Consideration included cash and approximately 1.5 million common units in our operating partnership. Additionally, we assumed a $25.3 million non-recourse mortgage loan with a fair value of $24.9 million. This mortgage loan amortizes monthly and provides for a fixed interest rate of 4.66%. The stated maturity date of the mortgage loan is March 2025. The mortgage loan is secured by the Hilton Santa Cruz/Scotts Valley. As a result of the acquisition under the ERFP Agreement, we received $5.0 million from Ashford LLC in exchange for purchases of hotel FF&E at Ashford Trust properties that was leased to us by Ashford LLC rent free.
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
On August 2, 2019, the Company sold the San Antonio Marriott for approximately $34.0 million in cash. The Company repaid approximately $26.8 million of principal on its mortgage loan partially secured by the hotel property.
On August 6, 2019, the Company sold the Hilton Garden Inn in Wisconsin Dells, Wisconsin for $8.0 million in cash. The Company repaid approximately $7.7 million of principal on its mortgage loan secured by the hotel property.
On August 13, 2019, we made an additional investment of $348,000 in OpenKey.
On August 14, 2019, the Company sold the Courtyard by Marriott in Savannah, Georgia for approximately $29.8 million in cash. The Company repaid approximately $28.8 million of principal on its mortgage loan partially secured by the hotel property.
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust has entered into a contribution agreement with Ashford Inc. pursuant to which Ashford Trust has agreed to contribute, with Braemar, up to $15 million to fund the operations of Ashford Securities.
On October 2, 2019, the Company entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common stock held by Ashford TRS, totaling 393,077 shares, for $30 per share, resulting in total proceeds of approximately $11.8 million to the Company.
On October 15, 2019, the Company sold the 1.65-acre parking lot adjacent to its Hilton St. Petersburg Bayfront Hotel in St. Petersburg, Florida for total consideration of $17.5 million to be paid over time. The first payment resulted in approximately $8.0 million of debt paydown. As part of the agreement, the buyer will develop the land and after project completion, the Company will have ownership rights to 205 covered parking spaces in the new parking garage for use by Hilton St. Petersburg Bayfront guests.
On October 21, 2019, the Company announced that its board of directors had declared the distribution of its remaining 205,086 shares of common stock of Ashford Inc. Both common stockholders and unitholders of Ashford Trust received their pro rata share of Ashford Inc. common stock. The distribution to Company Record Holders was completed through a pro-rata taxable dividend of Ashford Inc. common stock on the Distribution Date to Company Record Holders as of the close of business of the NYSE on the Record Date. On the Distribution Date, each Company Record Holder received approximately 0.0017 shares of Ashford Inc. common stock for every unit and/or share of the Company’s common stock held by such Company Record Holder on the Record Date. No fractional shares of Ashford Inc. common stock were issued. Fractional shares of Ashford Inc. common stock to which Ashford Trust Record Holders would otherwise be entitled will be aggregated and, after the distribution, sold in the open market by the distribution agent. The aggregate net proceeds of the sales will be distributed in a pro-rata manner as cash payments to the Ashford Trust Record Holders who would otherwise have received fractional shares of Ashford Inc. common stock. Additionally, Ashford Trust Record Holders who hold in “street name” on behalf of their customers may sell additional shares into the open market to make cash payments to their customers who would have otherwise received fractional shares of Ashford Inc. common stock. Subsequent to the distribution, the Company does not have any ownership interest in Ashford Inc.
On November 6, 2019, Ashford Inc. completed its acquisition of Remington’s Hotel Management Business, as approved by Ashford Inc.’s stockholders at an Ashford Inc. special meeting of stockholders held on October 24, 2019 to consider and vote upon on the transactions contemplated by the Combination Agreement. The Company, acting at the direction of a committee of independent directors of the Company, who are independent within the meaning of applicable rules of the NYSE and do not have a material financial interest within the meaning of Section 2-419 of the Maryland General Corporation Law in the transactions contemplated by the Combination Agreement, voted all of the shares beneficially owned by the Company in favor of each proposal presented at the Ashford Inc. special meeting of stockholders.
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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Favorable/ (Unfavorable) Change	Nine Months Ended September 30,		Favorable/ (Unfavorable) Change
	2019	2018		2019	2018
Total revenue	$374,237	$355,930	$18,307	$1,148,103	$1,087,301	$60,802
Total hotel operating expenses	(238,909)	(225,036)	(13,873)	(719,088)	(676,702)	(42,386)
Property taxes, insurance and other	(21,972)	(20,774)	(1,198)	(64,131)	(59,363)	(4,768)
Depreciation and amortization	(67,906)	(64,923)	(2,983)	(202,595)	(192,536)	(10,059)
Impairment charges	—	27	(27)	(6,533)	(1,652)	(4,881)
Transaction costs	—	—	—	(2)	(11)	9
Advisory services fee	(15,964)	(12,805)	(3,159)	(48,549)	(52,961)	4,412
Corporate, general and administrative	(2,410)	(3,090)	680	(7,928)	(8,450)	522
Gain (loss) on sale of assets and hotel properties	2,362	(9)	2,371	2,923	394	2,529
Operating income (loss)	29,438	29,320	118	102,200	96,020	6,180
Equity in earnings (loss) of unconsolidated entities	(278)	310	(588)	(2,208)	892	(3,100)
Interest income	836	1,150	(314)	2,402	2,779	(377)
Other income (expense)	(328)	(202)	(126)	(982)	80	(1,062)
Interest expense and amortization of loan costs	(66,356)	(60,731)	(5,625)	(200,509)	(173,680)	(26,829)
Write-off of premiums, loan costs and exit fees	(426)	(1,572)	1,146	(2,578)	(9,316)	6,738
Unrealized gain (loss) on marketable securities	315	68	247	1,721	(758)	2,479
Unrealized gain (loss) on derivatives	(2,536)	(2,085)	(451)	(4,054)	(3,672)	(382)
Income tax (expense) benefit	249	(519)	768	(3,052)	(2,606)	(446)
Net income (loss)	(39,086)	(34,261)	(4,825)	(107,060)	(90,261)	(16,799)
(Income) loss from consolidated entities attributable to noncontrolling interests	(10)	(10)	—	2	8	(6)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	7,919	6,682	1,237	21,582	18,087	3,495
Net income (loss) attributable to the Company	$(31,177)	$(27,589)	$(3,588)	$(85,476)	$(72,166)	$(13,310)

All hotel properties owned during the three and nine months ended September 30, 2019 and 2018 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2019 and 2018. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
SpringHill Suites (1)	Glen Allen, VA	Disposition	February 20, 2018
SpringHill Suites (1)	Centreville, VA	Disposition	May 1, 2018
Residence Inn Tampa (1)	Tampa, FL	Disposition	May 10, 2018
Hilton Alexandria Old Town (2) (3)	Alexandria, VA	Acquisition	June 29, 2018
La Posada de Santa Fe (2)	Santa Fe, NM	Acquisition	October 31, 2018
Embassy Suites New York Manhattan Times Square (2)	New York, NY	Acquisition	January 22, 2019
Hilton Santa Cruz/Scotts Valley (2)	Santa Cruz, CA	Acquisition	February 26, 2019
San Antonio Marriott (1)	San Antonio, TX	Disposition	August 2, 2019
Hilton Garden Inn Wisconsin Dells (1)	Wisconsin Dells, WI	Disposition	August 6, 2019
Courtyard Savannah (1)	Savannah, GA	Disposition	August 14, 2019
____________________________________

(1)	Collectively referred to as “Hotel Dispositions”

(2)	Collectively referred to as “Hotel Acquisitions”

(3)	Hotel property included as a comparable hotel property for three months ended September 30, 2019 and 2018.
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
RevPAR (revenue per available room)	$128.77	$124.49	$130.16	$126.62
Occupancy	78.25%	77.91%	77.30%	77.52%
ADR (average daily rate)	$164.57	$159.78	$168.37	$163.34
The following table illustrates the key performance indicators of the 115 and 114 comparable hotel properties and WorldQuest that were included for the full three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
RevPAR (revenue per available room)	$126.56	$125.03	$128.84	$127.26
Occupancy	77.87%	77.94%	77.03%	77.58%
ADR (average daily rate)	$162.53	$160.42	$167.26	$164.04
Comparison of the Three Months Ended September 30, 2019 and 2018
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $3.6 million, from $27.6 million for the three months ended September 30, 2018 (the “2018 quarter”) to $31.2 million for the three months ended September 30, 2019 (the “2019 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $13.7 million, or 4.8%, to $301.7 million in the 2019 quarter compared to the 2018 quarter. This increase is attributable to higher rooms revenue of $13.0 million from our Hotel Acquisitions and $3.4 million at our comparable hotel properties and WorldQuest. These increases were partially offset by lower rooms revenue of $2.8 million from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 1.3% in room rates and a decrease of 7 basis points in occupancy.

Food and beverage revenue increased $4.3 million, or 8.8%, to $53.7 million. This increase is attributable to higher food and beverage revenue of $2.8 million at our comparable hotel properties and WorldQuest and $1.8 million from our Hotel Acquisitions, partially offset by lower food and beverage revenue of $314,000 from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, increased $442,000, or 2.6%, to $17.8 million. This increase is primarily attributable to an increase of $758,000 from our Hotel Acquisitions. This increase was partially offset by lower other hotel revenue of $196,000 from our comparable hotel properties and WorldQuest and $120,000 from our Hotel Dispositions. Other non-hotel revenue decreased $165,000, or 13.6%, to $1.0 million in the 2019 quarter as compared to the 2018 quarter.
Hotel Operating Expenses. Hotel operating expenses increased $13.9 million, or 6.2%, to $238.9 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $5.2 million in the 2019 quarter as compared to the 2018 quarter, which was comprised of an increase of $4.7 million from our Hotel Acquisitions and $1.5 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $980,000 from our Hotel Dispositions. Direct expenses were 29.9% of total hotel revenue for the 2019 quarter and 30.0% for the 2018 quarter. Indirect expenses and management fees increased $8.6 million in the 2019 quarter as compared to the 2018 quarter, which was comprised of an increase of $4.7 million from our Hotel Acquisitions and $5.1 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $1.2 million from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $1.2 million, or 5.8%, to $22.0 million during the 2019 quarter compared to the 2018 quarter, which was primarily due to an increase of $1.1 million from our Hotel Acquisitions and $333,000 at our comparable hotel properties and WorldQuest, partially offset by a $244,000 decrease from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $3.0 million, or 4.6%, to $67.9 million during the 2019 quarter compared to the 2018 quarter, which was primarily due to an increase of $2.8 million at our comparable hotel properties and WorldQuest and $1.0 million from our Hotel Acquisitions, partially offset by a decrease of $773,000 from our Hotel Dispositions.
Impairment Charges. No impairment charges were recorded in the 2019 quarter. In the 2018 quarter we recorded impairment credits of $27,000 from changes in estimates of property damage incurred from Hurricanes Harvey and Irma.
Advisory Services Fee. Advisory services fee increased $3.2 million, or 24.7%, to $16.0 million in the 2019 quarter compared to the 2018 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2019 quarter, the advisory services fee was comprised of a base advisory fee of $8.9 million, equity-based compensation of $4.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $2.4 million. No incentive fee was earned in the 2019 quarter. In the 2018 quarter, the advisory services fee was comprised of a base advisory fee of $9.2 million, equity-based compensation of $4.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $2.3 million and a credit to incentive fee of $3.5 million.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $680,000, or 22.0%, to $2.4 million during the 2019 quarter compared to the 2018 quarter. The decrease was primarily attributable to lower transaction, acquisition and management conversion costs of $304,000 and lower public company costs, office expenses, professional fees and other miscellaneous expenses of $459,000 in the 2019 quarter compared to the 2018 quarter.
Gain (Loss) on Sale of Assets and Hotel Properties. Gain (loss) on sale of assets and hotel properties changed $2.4 million, from a loss of $9,000 in the 2018 quarter to a gain of $2.4 million in the 2019 quarter. The gain in the 2019 quarter was $2.7 million and was related to the sale of the San Antonio Marriott and two units at WorldQuest. This gain was partially offset by a loss of $312,000 related to the sale of the Hilton Garden Inn Wisconsin Dells and Courtyard Savannah. The loss in the 2018 quarter was related to the sale of the Tampa Residence Inn and SpringHill Suites Centreville.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $588,000, from equity in earnings of $310,000 in the 2018 quarter to equity in loss of $278,000 in the 2019 quarter. The 2019 quarter included equity in loss of $182,000 from Ashford Inc. and $96,000 from OpenKey. The 2018 quarter included equity in earnings of $470,000 from Ashford Inc., partially offset by equity in loss of $160,000 from OpenKey.
Interest Income. Interest income was $836,000 and $1.2 million for the 2019 quarter and the 2018 quarter, respectively.
Other Income (Expense). Other expense increased $126,000, or 62.4%, to $328,000 during the 2019 quarter compared to the 2018 quarter. In the 2019 quarter, we recorded other expense of $272,000 related to CMBX premiums and interest paid on collateral, a realized loss of $150,000 on interest rate floors and other expense of $5,000. These expenses were partially offset by dividend income of $71,000, and a realized gain on marketable securities of $28,000. In the 2018 quarter, we recorded expense of $272,000 related to CMBX premiums and usage fees, and miscellaneous other expense of $94,000, partially offset by realized gain on marketable securities of $24,000 and dividend income of $140,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $5.6 million, or 9.3%, to $66.4 million during the 2019 quarter compared to the 2018 quarter. The increase is primarily due to higher interest expense and amortization of loan costs of $3.2 million as a result of borrowings for Hotel Acquisitions and $2.7 million at our comparable hotel properties due to higher LIBOR rates and higher amortization of loan costs from refinanced mortgage loans, partially offset by lower interest expense and amortization of loan costs of $217,000 from our Hotel Dispositions. The average LIBOR rates in the 2019 quarter and the 2018 quarter were 2.15% and 2.11%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $1.1 million to $426,000 in the 2019 quarter compared to the 2018 quarter. In the 2019 quarter, we incurred write-off of unamortized loan costs of $288,000 and other costs of $138,000 as a result of loan refinances and hotel property sales. In the 2018 quarter, we incurred write-off of premiums, loan costs and exit fees of $1.6 million as a result of loan refinances and hotel property sales.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain on marketable securities increased $247,000, or 363.2%, to $315,000 during the 2019 quarter compared to the 2018 quarter, which is based on changes in closing market prices during the quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives increased $451,000, or 21.6%, to $2.5 million in the 2019 quarter compared to the 2018 quarter. In the 2019 quarter, we recognized unrealized losses of $2.0 million related to interest rate floors, $370,000 from CMBX tranches and $300,000 associated with interest rate caps. These losses were partially offset by an unrealized gain of $150,000 associated with the recognition of a realized loss from the termination of an interest rate floor. In the 2018 quarter, we recognized unrealized losses of $1.7 million related to CMBX tranches, $380,000 from interest rate floors and $38,000 from interest rate caps. The fair value of interest rate floors and interest rate caps are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $768,000, from income tax expense of $519,000 in the 2018 quarter to an income tax benefit of $249,000 in the 2019 quarter. This decrease was primarily due to a decrease in the profitability of our TRS entities in the 2019 quarter compared to the 2018 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated income of $10,000 in both the 2019 quarter and the 2018 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net loss attributable to redeemable noncontrolling interests in operating partnership increased $1.2 million, from $6.7 million in the 2018 quarter to $7.9 million in the 2019 quarter. Redeemable noncontrolling interests represented ownership interests of 15.92% and 14.88% in the operating partnership at September 30, 2019 and 2018, respectively.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $13.3 million from $72.2 million for the nine months ended September 30, 2018 (the “2018 period”) to $85.5 million for the nine months ended September 30, 2019 (the “2019 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $42.2 million, or 4.9%, to $910.3 million in the 2019 period compared to the 2018 period. This increase is attributable to higher rooms revenue of $38.6 million from our Hotel Acquisitions and $10.6 million at our comparable hotel properties and WorldQuest. These increases were partially offset by lower rooms revenue of $6.9 million from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 2.0% in room rates and a decrease of 55 basis points in occupancy.
Food and beverage revenue increased $17.2 million, or 10.4%, to $182.1 million in the 2019 period compared to the 2018 period. This increase is attributable to higher food and beverage revenue of $10.5 million at our comparable hotel properties and WorldQuest, $6.6 million from our Hotel Acquisitions and $166,000 from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, increased $1.1 million, or 2.1%, to $52.4 million in the 2019 period compared to the 2018 period. This increase is attributable to higher other revenue of $2.4 million from our Hotel Acquisitions and $1.7 million from our comparable hotel properties and WorldQuest, partially offset by lower other revenue of $314,000 from our Hotel Dispositions and lower business interruption revenue of $2.8 million. In the 2018 period we received $2.5 million of business interruption income for the St. Petersburg Hilton and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010 and $401,000 of business interruption income related to Hurricane Irma. In the 2019 period we received $91,000 of business interruption income related to SpringHill Suites BWI Hotel. Other non-hotel revenue increased $255,000, or 8.5%, to $3.2 million in the 2019 period.
Hotel Operating Expenses. Hotel operating expenses increased $42.4 million, or 6.3%, to $719.1 million in the 2019 period compared to the 2018 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $18.3 million in the 2019 period compared to the 2018 period, which was comprised of an increase of $14.8 million from our Hotel Acquisitions and $5.2 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $1.7 million from our Hotel Dispositions. Direct expenses were 29.3% of total hotel revenue for 2019 and 29.2% for the 2018 period. Indirect expenses and management fees increased $24.1 million in the 2019 period compared to the 2018 period, which was comprised of an increase of $15.2 million from our Hotel Acquisitions and $11.2 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $2.3 million from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $4.8 million or 8.0%, to $64.1 million in the 2019 period compared to the 2018 period, which was primarily due to an increase of $3.7 million from our Hotel Acquisitions and $2.1 million at our comparable hotel properties and WorldQuest, partially offset by a property tax refund of $590,000 and a decrease of $407,000 from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $10.1 million or 5.2%, to $202.6 million in the 2019 period compared to the 2018 period, which was primarily due to $5.2 million from our Hotel Acquisitions and $6.0 million at our comparable hotel properties and WorldQuest, partially offset by a decrease of $1.2 million from our Hotel Dispositions.
Impairment Charges. Impairment charges increased $4.9 million, or 295.5%, to $6.5 million in the 2019 period compared to the 2018 period. We recorded an impairment charge of $6.5 million in the 2019 period which was comprised of $5.1 million at the Courtyard Savannah Downtown and $1.4 million at the Wisconsin Dells Hilton Garden Inn. We recorded an impairment charge of $1.7 million in the 2018 period which was comprised of a $2.0 million impairment charge at the SpringHill Suites Centreville, partially offset by impairment credits of $310,000 from changes in estimates of property damage incurred from Hurricanes Harvey and Irma.
Transaction Costs. Transaction costs decreased $9,000, or 81.8%, to $2,000 during the 2019 period compared to the 2018 period.
Advisory Services Fee. Advisory services fee decreased $4.4 million, or 8.3%, to $48.5 million in the 2019 period compared to the 2018 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2019 period, the advisory services fee was comprised of a base advisory fee of $27.3 million, equity-based compensation of $13.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $7.8 million. In the 2018 period, the advisory services fee was comprised of a base advisory fee of $26.6 million, equity-based compensation of $20.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $5.8 million. During the nine months ended September 30, 2018, approximately $4.5 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $522,000, or 6.2%, to $7.9 million in the 2019 period compared to the 2018 period. The decrease was primarily attributable to lower transaction, acquisition and management conversion costs of $510,000 and lower public company costs, office expenses, professional fees and other miscellaneous expenses of $280,000 in the 2019 period compared to the 2018 period.
Gain (Loss) on Sale of Assets and Hotel Properties. Gain on sale of assets and hotel properties was $2.9 million and $394,000 in the 2019 and 2018 periods, respectively. The gain in the 2019 period was comprised of $2.7 million gain related to the sale of the San Antonio Marriott and two units at WorldQuest and a $561,000 gain related to the sale of assets at the Santa Fe La Posada, Hilton Santa Cruz/Scotts Valley, Minneapolis Le Meridien and the Embassy Suites New York Manhattan Times Square related to ERFP. These gains were partially offset by a loss of $312,000 from the sale of the Hilton Garden Inn Wisconsin Dells and Courtyard Savannah. The gain in the 2018 period was comprised of a $407,000 gain from the sales of the Tampa Residence Inn and SpringHill Suites Centreville, partially offset by a loss of $13,000 from the sale of the SpringHill Suites Glen Allen.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $3.1 million from equity in earnings of $892,000 in the 2018 period to equity in loss of $2.2 million in the 2019 period. The 2019 period included equity in loss of $1.9 million from Ashford Inc. and $312,000 from OpenKey. The 2018 period included equity in earnings of $1.3 million from Ashford Inc. partially offset by equity in loss of $434,000 from OpenKey.
Interest Income. Interest income was $2.4 million and $2.8 million for the 2019 period and the 2018 period, respectively.
Other Income (Expense). Other income (expense) changed $1.1 million, from income of $80,000 in the 2018 period to expense of $982,000 in the 2019 period. In the 2019 period, we recorded other expense of $809,000 related to CMBX premiums and interest paid on collateral and a realized loss of $538,000 on interest rate floors. These expenses were partially offset by dividend income of $192,000, other income of $129,000 and realized gain on marketable securities of $44,000. In the 2018 period, we recorded dividend income of $425,000, a realized gain on marketable securities of $173,000 and other miscellaneous income of $291,000 partially offset by expense of $809,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $26.8 million, or 15.4%, to $200.5 million in the 2019 period compared to the 2018 period. The increase is primarily due to higher interest expense and amortization of loan costs of $17.8 million due to higher LIBOR rates and higher amortization of loan costs from refinances at our comparable hotel properties and $10.8 million from our Hotel Acquisitions, partially offset by lower interest expense and amortization of loan costs of $1.8 million from our Hotel Dispositions. The average LIBOR rates in the 2019 period and the 2018 period were 2.36% and 1.89%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $6.7 million to $2.6 million in the 2019 period compared to the 2018 period. In the 2019 period, we incurred write-off of loan costs and exit fees of approximately $2.6 million consisting of the write-off of unamortized loan costs of approximately $2.4 million and other costs of $228,000 as a result of loan refinances and hotel property sales. In the 2018 period, we incurred write-off of loan costs and exit fees of approximately $9.3 million consisting of the write-off of unamortized loan costs of approximately $3.3 million and other fees of approximately $6.0 million as a result of loan refinances and hotel property sales.
Unrealized Gain (Loss) on Marketable Securities. We recognized a $1.7 million unrealized gain on marketable securities in the 2019 period and a $758,000 unrealized loss on marketable securities in the 2018 period, which are based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives increased $382,000, or 10.4%, from $3.7 million in the 2018 period to $4.1 million in the 2019 period. In the 2019 period, we recognized an unrealized loss of $3.1 million related to CMBX tranches, $1.4 million associated with interest rate caps, and $96,000 from interest rate floors. These losses were partially offset by an unrealized gain of $537,000 associated with the recognition of realized losses from the termination of interest rate floors. In the 2018 period, we recognized unrealized losses of $1.7 million from interest rate caps, $1.3 million from CMBX tranches and $618,000 from interest rate floors. The fair value of interest rate floors and interest rate caps are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense increased $446,000, or 17.1% to $3.1 million in the 2019 period compared to the 2018 period. The increase in tax expense was a result of non-recurring changes in valuation allowance in the 2018 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated losses of $2,000 and $8,000 in the 2019 and 2018 periods, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $21.6 million and $18.1 million in the 2019 and 2018 periods, respectively. Redeemable noncontrolling interests represented ownership interests of 15.92% and 14.88% in the operating partnership at September 30, 2019 and 2018, respectively.
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
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) having an aggregate value of up to $200 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2019 pursuant to the Repurchase Program.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. No shares were issued during the three and nine months ended September 30, 2019. As of September 30, 2019, we have issued approximately 2.4 million shares of our common stock for gross proceeds of approximately $15.5 million leaving approximately $84.5 million available under the program.
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
On August 6, 2019, we repaid $7.7 million of principal on our mortgage loan secured by the Hilton Garden Inn in Wisconsin Dells, Wisconsin as a result of the sale of the hotel property.
On August 14, 2019, we repaid $28.8 million of principal on our mortgage loan partially secured by the Courtyard by Marriott in Savannah, Georgia as a result of the sale of the hotel property.
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust has entered into a contribution agreement with Ashford Inc. pursuant to which Ashford Trust has agreed to contribute, with Braemar, up to $15 million to fund the operations of Ashford Securities. As of September 30, 2019, Ashford Trust has funded approximately $485,000.
On October 2, 2019, the Company entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common stock held by our TRS subsidiaries, totaling 393,077 shares, for $30 per share, resulting in total proceeds of approximately $11.8 million to the Company.

On October 15, 2019, we repaid approximately $8.0 million principal on our mortgage loan partially secured by the Hilton St. Petersburg Bayfront Hotel in St. Petersburg, Florida as a result of the sale of the 1.65-acre parking lot adjacent to hotel.
Secured Credit Facility
On September 26, 2019, our secured revolving credit facility expired. We did not draw on the secured revolving credit facility while it was outstanding. Cash flows from operations, capital market activities and property refinancing proceeds have provided sufficient liquidity throughout the term of the secured revolving credit facility. Accordingly, the absence of a credit facility is not expected to have a significant impact on our liquidity.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $149.8 million and $137.3 million for the nine months ended September 30, 2019 and 2018, respectively. Cash flows from operations were impacted by changes in hotel operations, our hotel acquisitions in 2018 and 2019, our hotel dispositions in 2018 and 2019 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2019, net cash flows used in investing activities were $247.2 million. Cash outflows primarily consisted of $121.7 million for capital improvements made to various hotel properties, $212.6 million primarily related to the purchase of the Hilton Santa Cruz/Scotts Valley and Embassy Suites New York Manhattan Times Square hotels and an additional $647,000 investment in OpenKey. Cash outflows were partially offset by cash inflows of $83.8 million from proceeds received from the sale of the San Antonio Marriott, Hilton Garden Inn Wisconsin Dells, Courtyard Savannah and FF&E for ERFP and $4.0 million of proceeds from a franchise agreement extension.
For the nine months ended September 30, 2018, net cash flows used in investing activities were $239.4 million. Cash outflows primarily consisted of $164.7 million for capital improvements made to various hotel properties, $114.9 million primarily for the acquisition of the Hilton Alexandria and an additional $667,000 investment in OpenKey. Cash outflows were partially offset by $40.6 million of net cash proceeds from the sale of the SpringHill Suites Glen Allen, SpringHill Suites Centreville and Residence Inn Tampa and $651,000 from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2019, net cash flows provided by financing activities were $62.7 million. Cash inflows were $388.7 million from borrowings on indebtedness. Cash inflows were partially offset by cash outflows of $246.3 million for repayments of indebtedness, $68.2 million for dividend payments to common and preferred stockholders and unitholders, $9.3 million for payments of loan costs and exit fees, $1.0 million of payments for derivatives and $1.0 million for the repurchase of common stock.
For the nine months ended September 30, 2018, net cash flows provided by financing activities were $97.0 million. Cash inflows primarily consisted of $2.7 billion of borrowings on indebtedness and $13.6 million of proceeds from a common stock offering. Cash inflows were partially offset by cash outflows of $2.5 billion for repayments of indebtedness, $72.3 million for dividend payments to common and preferred stockholders and unitholders, $55.2 million for payments of loan costs and exit fees, $3.1 million of payments for derivatives and $1.6 million for the repurchase of common stock.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of September 30, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
Mortgage and mezzanine loans are nonrecourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition as of September 30, 2019.
Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances should be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity principal payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for federal income tax purposes. With respect to upcoming maturities, we will continue to proactively address the refinancing or repayment of our 2020 final maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on individual properties.
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
Dividend Policy. During the three month periods ended September 30, 2019 and 2018, the board of directors declared quarterly dividends of $0.06 per share and $0.12 per share, respectively, of outstanding common stock. In December 2018, the board of directors approved our 2019 dividend policy which was modified in June 2019. The revised dividend policy anticipates a quarterly dividend payment of $0.06 per share for the remainder of 2019. However, the adoption of a dividend policy does not commit our board of directors to declare future dividends. The board of directors will continue to review our dividend policy on a quarterly basis. We may incur indebtedness to meet distribution requirements imposed on REITs under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
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
CONTRACTUAL OBLIGATIONS
Other than the contribution agreement with Ashford Inc. in which we have agreed to contribute, with Braemar, up to $15 million to fund the operations of Ashford Securities, there have been no material changes since December 31, 2018, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form 10-K.

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
EBITDA is defined as net income (loss) before interest expense and amortization of premiums and loan costs, net, income taxes, depreciation and amortization, equity in earnings/loss of unconsolidated entities and after the Company’s portion of EBITDA of unconsolidated entities. In addition, we exclude impairment charges on real estate, and gain/loss on sale of hotel properties of unconsolidated entities to calculate EBITDAre, as defined by NAREIT.
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
Beginning with the three months ended March 31, 2018, we have started reporting EBITDA for real estate, or EBITDAre, as defined by NAREIT, and Adjusted EBITDAre. Previously, we reported Adjusted EBITDA. Adjusted EBITDAre is calculated in a similar manner as Adjusted EBITDA, with the exception of the adjustment for the consolidated noncontrolling interest’s pro rata share of Adjusted EBITDA. The rationale for including 100% of EBITDAre for consolidated noncontrolling interests is that the full amount of any debt of these entities is reported in our consolidated balance sheets and therefore metrics using total debt to EBITDAre provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre. All prior periods have been adjusted to conform to the current period presentation.

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(39,086)	$(34,261)	$(107,060)	$(90,261)
Interest expense and amortization of premiums and loan costs, net	66,356	60,731	200,509	173,680
Depreciation and amortization	67,906	64,923	202,595	192,536
Income tax expense (benefit)	(249)	519	3,052	2,606
Equity in (earnings) loss of unconsolidated entities	278	(310)	2,208	(892)
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	785	(1,607)	4,362	959
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(99)	(158)	(308)	(419)
EBITDA	95,891	89,837	305,358	278,209
Impairment charges on real estate	—	(27)	6,533	1,652
(Gain) loss on sale of assets and hotel properties	(2,362)	9	(2,923)	(394)
EBITDAre	93,529	89,819	308,968	279,467
Amortization of unfavorable contract liabilities	82	(39)	160	(117)
Uninsured hurricane related costs	—	(43)	—	(271)
(Gain) loss on insurance settlements	(7)	—	(43)	—
Write-off of premiums, loan costs and exit fees	426	1,572	2,578	9,316
Other (income) expense, net	398	10	1,173	(80)
Transaction, acquisition and management conversion costs	375	391	1,061	596
Legal judgment and related legal costs	6	1	1,822	928
Unrealized (gain) loss on marketable securities	(315)	(68)	(1,721)	758
Unrealized (gain) loss on derivatives	2,536	2,085	4,054	3,672
Dead deal costs	—	52	50	55
Non-cash stock/unit-based compensation	4,905	5,143	14,863	21,946
Company’s portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	1,148	2,814	2,679	4,997
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	8	4	43	12
Adjusted EBITDAre	$103,091	$101,741	$335,687	$321,279

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on sale of assets and hotel properties, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of premiums, loan costs and exit fees, gain/loss on insurance settlements, uninsured hurricane related costs, other income/expense, net transaction, acquisition and management conversion costs, legal judgment and related legal costs, dead deal costs and non-cash items such as non-cash stock/unit-based compensation, amortization of loan costs, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(39,086)	$(34,261)	$(107,060)	$(90,261)
(Income) loss from consolidated entities attributable to noncontrolling interest	(10)	(10)	2	8
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	7,919	6,682	21,582	18,087
Preferred dividends	(10,645)	(10,645)	(31,933)	(31,933)
Net income (loss) attributable to common stockholders	(41,822)	(38,234)	(117,409)	(104,099)
Depreciation and amortization of real estate	67,851	64,865	202,424	192,363
(Gain) loss on sale of assets and hotel properties	(2,362)	9	(2,923)	(394)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(7,919)	(6,682)	(21,582)	(18,087)
Equity in (earnings) loss of unconsolidated entities	278	(310)	2,208	(892)
Impairment charges on real estate	—	(27)	6,533	1,652
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	(2,188)	470	(3,590)	1,391
Company’s portion of FFO of unconsolidated entities (OpenKey)	(101)	(160)	(297)	(426)
FFO available to common stockholders and OP unitholders	13,737	19,931	65,364	71,508
Write-off of premiums, loan costs and exit fees	426	1,572	2,578	9,316
(Gain) loss on insurance settlements	(7)	—	(43)	—
Uninsured hurricane related costs	—	(43)	—	(271)
Other (income) expense	398	10	1,173	(80)
Transaction, acquisition and management conversion costs	375	391	1,061	596
Legal judgment and related legal costs	6	1	1,822	928
Unrealized (gain) loss on marketable securities	(315)	(68)	(1,721)	758
Unrealized (gain) loss on derivatives	2,536	2,085	4,054	3,672
Dead deal costs	—	52	50	55
Non-cash stock/unit-based compensation	4,905	5,143	14,863	21,946
Amortization of loan costs	7,663	6,673	22,525	14,612
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	3,122	(1,453)	7,762	730
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	9	4	46	12
Adjusted FFO available to common stockholders and OP unitholders	$32,855	$34,298	$119,534	$123,782

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2019:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Embassy Suites	New York, NY	Full service	310	100	310
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Jacksonville, FL	Select service	102	100	102
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160
Crowne Plaza (3)	Annapolis, MD	Full service	196	100	196
Hilton (4)	Ft. Worth, TX	Full service	294	100	294
Renaissance (5)	Palm Springs, CA	Full service	410	100	410
Total			25,044		25,017
________

(1)	The ground lease expires in 2084.

(2)
The Company entered into a new franchise agreement with Marriott to convert the Crowne Plaza La Concha Key West Hotel in Key West, Florida to an Autograph Collection property. The agreement with Marriott calls for the Hotel to be converted to an Autograph property by July 1, 2022.

(3)	The ground lease expires in 2114.

(4)	The ground lease expires in 2040.

(5)	The ground lease expires in 2059 with one 25-year extension option.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At September 30, 2019, our total indebtedness of $4.1 billion included $3.8 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2019 would be approximately $9.4 million annually. Interest rate changes have no impact on the remaining $362.7 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2019, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $3.6 million at September 30, 2019.
We hold interest rate floors with notional amounts totaling $18.0 billion and strike rates ranging from (0.25)% to 2.0%. Our total exposure is capped at our initial upfront costs totaling $9.9 million. These instruments have termination dates ranging from December 2019 to November 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2019 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgement. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of September 30, 2019, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
We are engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.

ITEM 1A.	RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At September 30, 2019, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	4,833	$—	(2)	—	$200,000,000
August 1 to August 30	1,168	—	(2)	—	200,000,000
September 1 to September 30	15,033	—	(2)	—	200,000,000
Total	21,034	$—		—
____________________

(1)
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of director’s authorization replaced any previous repurchase authorizations.

(2)	There is no cost associated with the forfeiture of 4,833, 1,168 and 15,033 restricted shares of our common stock in July, August and September, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Submitted electronically with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD HOSPITALITY TRUST, INC.

Date:	November 6, 2019	By:	/s/ DOUGLAS A. KESSLER
Douglas A. Kessler
President and Chief Executive Officer

Date:	November 6, 2019	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer