Form 10-K
period 2019-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2020-03-12
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2019, the aggregate market value of 96,253,361 shares of the registrant’s common stock held by non-affiliates was approximately $285,872,000.
As of March 10, 2020, the registrant had 101,998,806 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2020 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2019

This Annual Report is filed by Ashford Hospitality Trust, Inc., a Maryland corporation (the “Company”). Unless the context otherwise requires, all references to the Company include those entities owned or controlled by the Company. In this report, the terms “the Company,” “Ashford Trust,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements. “Remington Lodging” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company and a hotel management company that was owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., our chairman emeritus, before its acquisition by Ashford Inc. on November 6, 2019. “Remington Hotels” refers to the same entity after the acquisition was completed, resulting in Remington Lodging & Hospitality, LLC becoming a subsidiary of Ashford Inc.
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	the impact of the novel strain of coronavirus (COVID-19) on our business;

•	our business and investment strategy;

•	anticipated or expected purchases or sales of assets;

•	our projected operating results;

•	completion of any pending transactions;

•	our ability to obtain future financing arrangements or restructure existing property level indebtedness;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
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

•
adverse effects of the novel strain of coronavirus (COVID-19), including a potential general reduction in business and personal travel and potential travel restrictions in regions where our hotels are located;

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

•
actual and potential conflicts of interest with Ashford Inc. and its subsidiaries (including Ashford Hospitality Advisors LLC (“Ashford LLC”), Remington Hotels, Premier Project Management LLC (“Premier”), Braemar Hotels & Resorts Inc. (together with its subsidiaries, “Braemar”), our executive officers and our non-independent director;

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

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. The matters summarized under “Item 1A. Risk Factors,” and elsewhere, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Annual Report on Form 10-K. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results and performance, except as may be required by applicable law.

PART I

Item 1.	Business
GENERAL
Ashford Hospitality Trust, Inc., together with its subsidiaries, is an externally-advised REIT. While our portfolio currently consists of upscale hotels and upper upscale full-service hotels, our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the U.S. that have a revenue per available room (“RevPAR”) generally less than two times the U.S. national average. We were formed as a Maryland corporation in May 2003. We are advised by Ashford LLC, a subsidiary of Ashford Inc. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of the Company, serves as the sole general partner of our operating partnership.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Marriott, Hilton, Hyatt and Intercontinental Hotel Group. As of December 31, 2019, we owned interests in the following assets:

•
117 consolidated hotel properties, including 115 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 24,943 total rooms (or 24,916 net rooms excluding those attributable to our partner);

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”); and

•	17.0% ownership in OpenKey with a carrying value of $2.8 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which subjects us to limitations related to operating hotels. As of December 31, 2019, our 117 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages Remington Hotels or third-party hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in our consolidated statements of operations.
We are advised by Ashford LLC through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the advisory services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. On November 6, 2019, Ashford Inc. completed its acquisition of Remington Lodging’s hotel management business from Mr. Monty J. Bennett, chairman of our board of directors, and chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr., our chairman emeritus and a significant stockholder of Ashford Inc. Remington Hotels manages 80 of our 117 hotel properties and WorldQuest. Third-party hotel management companies manage our remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, audio visual services, real estate advisory services, insurance claims services, investment management services, hypoallergenic premium rooms, mobile key technology and broker-dealer services. See note 17 to our consolidated financial statements.
As of December 31, 2019, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. together owned approximately 353,457 shares of Ashford Inc. common stock, which represented an approximate 16.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised would have increased the Bennetts’ ownership interest in Ashford Inc. to 70.1%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
The negative impact on room demand within our portfolio stemming from the novel coronavirus (COVID-19) is significant. We experienced an initial decline in hotel revenue that began in February in a limited number of markets. However, with the increased spread of the novel coronavirus (COVID-19) across the globe, the impact has accelerated rapidly throughout our hotel portfolio. A more detailed discussion of the potential effects of novel coronavirus (COVID-19) on our business is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

BUSINESS STRATEGIES
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	acquisition of hotel properties, in whole or in part, that will be accretive to our portfolio;

•	disposition of non-core hotel properties;

•	pursuing capital market activities to enhance long-term stockholder value;

•	preserving capital, enhancing liquidity, and continuing current cost saving measures;

•	implementing selective capital improvements designed to increase profitability and to maintain the quality of our assets;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks;

•	accessing cost effective capital; and

•	making other investments or divestitures that our board of directors deems appropriate.
Our current investment strategy is to focus on owning predominantly full-service hotels in the upper upscale segment in domestic markets that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our investments may include: (i) direct hotel investments; (ii) mezzanine financing through origination or acquisition; (iii) first mortgage financing through origination or acquisition; (iv) sale-leaseback transactions; and (v) other hospitality transactions.
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
Other Transactions—We may also invest in other lodging related assets or businesses that offer diversification, attractive risk adjusted returns, and/or capital allocation benefits, including mezzanine financing, first mortgage financing, and/or sale-leaseback transactions.
BUSINESS SEGMENTS
We currently operate in one business segment within the hotel lodging industry: direct hotel investments. A discussion of our operating segment is incorporated by reference to note 23 to our consolidated financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
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
In addition, if we do not have sufficient cash available, we may need to borrow to meet taxable income distribution requirements under the Code. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy. In addition, we may selectively pursue debt financing on our individual properties and debt investments.
DISTRIBUTION POLICY
In December 2019, the board of directors approved our dividend policy for 2020, which stated our then-expectation to pay a quarterly dividend of $0.06 per share on our common stock and operating partnership units during 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. As a result of the impact of the novel coronavirus (COVID-19) on our business, we expect that the board of directors will reconsider our previously announced dividend policy and may take further action with respect to 2020 dividends, including by eliminating or significantly reducing the dividend until such time as our business operating environment improves. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. In December 2018, the board of directors approved our 2019 dividend policy which was modified in June 2019. The revised dividend policy resulted in a quarterly dividend payment of $0.06 per share for the last three quarters of 2019. For the year ended December 31, 2019, we declared quarterly dividends totaling $0.30 per share on our common stock and operating partnership units. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
Distributions are authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy, including our dividend policy for 2020, will not change in the future. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on at least a quarterly basis. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect subsidiaries of our operating partnership, the management of our properties by our hotel managers and general business conditions (including the impact of the novel coronavirus (COVID-19)). Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a stockholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
Our charter allows us to issue preferred stock with a preference on distributions, such as our Series D, Series F, Series G, Series H and Series I preferred stock. The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distributions. The issuance of these series of preferred stock and units together with any similar issuance in the future, given the dividend preference on such stock or units, could limit our ability to make a dividend distribution to our common stockholders. In addition, the same factors impacting the board of directors’ dividend policy in 2020 may impact our ability to pay dividends on our preferred stock.
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
Our principal competitors include other hotel operating companies, ownership companies and national and international hotel brands. We face increased competition from providers of less expensive accommodations, such as select-service hotels or independent owner-managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. We also experience competition from alternative types of accommodations such as home sharing companies and apartment operators offering short-term rentals.
EMPLOYEES
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by Ashford LLC and by our appointed officers. Ashford LLC has approximately 116 full-time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
Such Phase I environmental assessments did not include invasive procedures, such as soil sampling or ground water analysis. Such Phase I environmental assessments have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations, or liquidity, and we are not aware of any such liability. To the extent Phase I environmental assessments reveal facts that require further investigation, we would perform a Phase II environmental assessment. However, it is possible that these environmental assessments will not reveal all environmental liabilities. There may be material environmental liabilities of which we are unaware, including environmental liabilities that may have arisen since the environmental assessments were completed or updated. No assurances can be given that: (i) future laws, ordinances, or regulations will not impose any material environmental liability; or (ii) the current environmental condition of our properties will not be affected by the condition of properties in the vicinity (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.
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
As of December 31, 2019, we owned interests in 117 hotel properties, 110 of which operated under the following franchise licenses or brand management agreements:
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

Our management companies, including Remington Hotels, must operate each hotel pursuant to the terms of the related franchise or brand management agreement and must use their best efforts to maintain the right to operate each hotel pursuant to such terms. In the event of termination of a particular franchise or brand management agreement, our management companies must operate any affected hotels under another franchise or brand management agreement, if any, that we enter into. We anticipate that many of the additional hotels we acquire could be operated under franchise licenses or brand management agreements as well.
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
A description of any substantive amendment or waiver of our Code of Business Conduct and Ethics or our Code of Ethics for the Executive Officer, Chief Financial Officer and Chief Accounting Officer will be disclosed on our website under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver. We also use our website to distribute company information, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this report.

Item 1A.	Risk Factors
RISKS RELATED TO OUR BUSINESS
A financial crisis, economic slowdown, or epidemic or other economically disruptive events may harm the operating performance of the hotel industry generally. If such events occur, we may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.
The performance of the lodging industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. A majority of our hotels are classified as upscale and upper upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upscale and upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties or concerns with respect to communicable disease, business and leisure travelers may seek to reduce travel costs and/or health risks by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on us.

Economic weakness in the U.S. economy, generally, or a recession would likely adversely affect our financial condition.
The hotel industry is highly competitive and the hotels in which we invest are subject to competition from other hotels for guests.
The hotel business is highly competitive. Our hotel properties will compete on the basis of location, brand, room rates, quality, amenities, reputation and reservations systems, among many factors. There are many competitors in the hotel industry, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and rooms revenue at our hotels. Over-building in the lodging industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the fixed costs of operating hotels. We also face competition from services such as home sharing companies and apartment operators offering short-term rentals.
Because we depend upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial condition of our advisor or its affiliates or our relationship with them could hinder our operating performance.
We depend on our advisor or its affiliates to manage our assets and operations. Any adverse changes in the financial condition of our advisor or its affiliates or our relationship with them could hinder their ability to manage us and our operations successfully.
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
The aggregate amount of fees and expense reimbursements paid to our advisor, (as provided in our advisory agreement) will exceed the average of internalized expenses of our industry peers as a percentage of total market capitalization. As a part of these fees, we must pay a minimum advisory fee to our advisor regardless of our performance.
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base management fee (subject to a minimum base management fee described below), that is based on a declining scale percentage of our total market capitalization (as defined in our advisory agreement) plus the Net Asset Fee Adjustment (as defined in our advisory agreement), an annual incentive fee that will be based on our achievement of certain minimum performance thresholds and certain expense reimbursements. The minimum base management fee is equal to the greater of (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. The “G&A Ratio” is calculated as the simple average of the ratios of total general and administrative expenses paid, less any non-cash expenses but including any dead-deal costs, in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member (as provided in our advisory agreement). Since the base management fee is subject to this minimum amount and because a portion of such fees are contingent on our performance, the fees we pay to our advisor may fluctuate over time. However, regardless of our advisor’s performance, the total amount of fees and reimbursements paid to our advisor as a percentage of market capitalization will never be less than the average of internalized expenses of our selected industry peers (as provided in our advisory agreement), and there may be times when the total amount of fees and incentives paid to our advisor greatly exceeds the average of internalized expenses of our selected industry peers.
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
Our business strategy depends on our continued growth. We may fail to integrate recent and additional investments into our operations or otherwise manage our future growth, which may adversely affect our operating results.
We cannot assure you that we will be able to adapt our management, administrative, accounting, and operational systems, or our advisor will be able to hire and retain sufficient operational staff to successfully integrate and manage any future acquisitions of additional assets without operating disruptions or unanticipated costs. Acquisitions of any property or additional portfolios of properties could generate additional operating expenses for us. Any future acquisitions may also require us to enter into property improvement plans that will increase our use of cash and could disrupt performance. As we acquire additional assets, we will be subject to the operational risks associated with owning those assets. Our failure to successfully integrate any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to our stockholders.
Because our board of directors and our advisor have broad discretion to make future investments, we may make investments that result in returns that are substantially below expectations or that result in net operating losses.
Our board of directors and our advisor have broad discretion, within the investment criteria established by our board of directors, to make additional investments and to determine the timing of such investments. In addition, our investment policies may be revised from time to time at the discretion of our board of directors, without a vote of our stockholders, including with respect to our dividend policies on our common and preferred stock. Such discretion could result in investments with returns inconsistent with expectations.
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
We must comply with operating standards, terms, and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our hotel managers to conform to such standards. At times we may not be in compliance with such standards. Franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise based on the completion of capital improvements that our advisor or board of directors determines is not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel or other circumstances. In that event, our advisor or board of directors may elect to allow the franchise to lapse or be terminated, which could result in a termination charge as well as a change in brand franchising or operation of the hotel as an independent hotel. In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise.
The loss of a franchise could have a material adverse effect on the operations and/or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor.

Our investments are concentrated in particular segments of a single industry.
Nearly all of our business is hotel related. Our current strategy is predominantly to acquire upper upscale hotels, as well as when conditions are favorable to acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. Adverse conditions in the hotel industry, including as a result of the novel coronavirus (COVID-19), will have a material adverse effect on our operating and investment revenues and cash available for distribution to our stockholders.
Our reliance on Remington Hotels, a subsidiary of Ashford Inc., and on third party hotel managers to operate our hotels and for a substantial majority of our cash flow may adversely affect us.
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
We have entered into management agreements with Remington Hotels, a subsidiary of Ashford Inc., to manage 80 of our 117 hotel properties and the WorldQuest condominium properties as of December 31, 2019. We have hired unaffiliated third-party hotel managers to manage our remaining properties. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis, and we cannot assure you that the hotel managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
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
In connection with our acquisition of the Embassy Suites New York Midtown Manhattan on January 23, 2019, Ashford LLC became obligated to provide us with approximately $19.5 million in exchange for FF&E at our properties. As of December 31, 2019, we had received $8.1 million of cash with respect to these acquisitions in exchange for FF&E that was subsequently leased back to us rent-free under the ERFP Agreement. The remaining $11.4 million must be provided within two years of the acquisition date.
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
We may also compete for mortgage asset investments with numerous public and private real estate investment vehicles, such as mortgage banks, pension funds, other REITs, institutional investors, and individuals. Mortgages and other investments are often obtained through a competitive bidding process. In addition, competitors may seek to establish relationships with the financial institutions and other firms from which we intend to purchase such assets. Competition may result in higher prices for mortgage assets, lower yields, and a narrower spread of yields over our borrowing costs.
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
We may experience losses caused by severe weather conditions, natural disasters or the physical effects of climate change.
Our properties are susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, earthquakes, tornadoes and floods, as well as the effects of climate change. To the extent climate change causes changes in weather patterns, we could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining hotel demand, significant damage to our properties or our inability to operate the affected hotels at all.
We believe that our properties are adequately insured, consistent with industry standards, to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornadoes, floods and other severe weather conditions and natural disasters, including the effects of climate change. Nevertheless, we are subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses including but not limited to the costs associated with evacuation. These losses may lead to an increase in our cost of insurance, a decrease in our anticipated revenues from an affected property or a loss of all or a portion of the capital we have invested in an affected property. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss. Also, changes in federal and state legislation and regulation relating to climate change could result in increased capital expenditures to improve the energy efficiency and resiliency of our existing properties and could also necessitate spending more on our new development properties without a corresponding increase in revenue.
RISKS RELATED TO OUR DEBT FINANCING
We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.
As of December 31, 2019, we had approximately $4.1 billion of outstanding indebtedness, including approximately $3.8 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
A substantial level of indebtedness could have adverse consequences for our business, results of operations and financial position because it could, among other things:

•
require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock and our preferred stock as currently contemplated or necessary to satisfy the requirements for qualification as a REIT;

•	increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and

•	place us at a competitive disadvantage relative to competitors that have less indebtedness.
Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur, and we are subject to risks normally associated with debt financing. Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization. It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all. These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.
Increases in interest rates could increase our debt payments.
As of December 31, 2019, we had approximately $4.1 billion of outstanding indebtedness, including approximately $3.8 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
If we default on our secured debt in the future, the lenders may foreclose on our hotels.
All of our property-level indebtedness is secured by mortgages on the applicable property. If we default on any of the secured loans or do not meet our debt service obligations, the lender will be able to foreclose on the property pledged to the relevant lender under that loan. While we have maintained certain of our hotels unencumbered by mortgage debt, we have a relatively high loan-

to-value on a number of our hotels which are subject to mortgage loans and, as a result, those mortgaged hotels may be at an increased risk of default and foreclosure. In addition, to the extent that we cannot meet any future debt service obligations, we will risk losing some or all of our hotels that are pledged to secure our obligations to foreclosure. This could affect our ability to make distributions to our stockholders. A foreclosure may also result in reputational risks with lenders that could make it more difficult, or more costly, to obtain loans in the future.
Particularly in times of economic stress caused by general economic conditions or events particularly impacting the hospitality sector (including the novel coronavirus (COVID-19)), we may attempt to restructure the indebtedness on some of our hotel assets, including if the level of indebtedness exceeds the value of the pledged hotel assets. In March 2020, we informed our mortgage lenders on the Morgan Stanley 8-hotel portfolio (consisting of Courtyard Billerica, Hampton Inn Columbus Easton, Hampton Inn Phoenix Airport, Homewood Suites Pittsburgh Southpointe, Hampton Inn Pittsburgh Waterfront, Hampton Inn Pittsburgh Washington, Residence Inn Stillwater and Courtyard Wichita), with respect to which indebtedness exceeds the value of the hotels, that the cash flow from the hotels will be insufficient to cover debt service and other required payments due on the loan, that we believe there is substantial risk of imminent payment default, and have requested that the lenders restructure the mortgage loans. In the event our lenders are unwilling to restructure these loans, we could elect to stop making payments on the loans, which would entitle the lenders to foreclose on the properties.
In addition to losing the applicable properties, a foreclosure may result in recognition of taxable income. Under the Code, a foreclosure of property securing non-recourse debt would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we did not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders.
Our future indebtedness may be cross-collateralized and, consequently, a default on any such indebtedness could cause us to lose part or all of our investment in multiple properties.
We may enter into other transactions which could further exacerbate the risks to our financial condition. The use of debt to finance future acquisitions could restrict operations, inhibit our ability to grow our business and revenues, and negatively affect our business and financial results.
We intend to incur additional debt in connection with future hotel acquisitions. We may, in some instances, borrow new funds to acquire hotels. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the hotels that we own or acquire. If necessary or advisable, we also may borrow funds to make distributions to our stockholders to maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we incur debt in the future and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligation.
Covenants, “cash trap” provisions or other terms in our mortgage loans, as well as any future credit facility, could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
Some of our loan agreements contain financial and other covenants. If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may also prohibit us from borrowing unused amounts under our lines of credit, even if repayment of some or all the borrowings is not required. In addition, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow beyond certain amounts or for certain purposes.
Some of our loan agreements also contain cash trap provisions that are triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is not distributed to us at any time after the cash trap provisions have been triggered until we have cured performance issues. This could affect our liquidity and our ability to make distributions to our stockholders. If we are not able to make distributions to our stockholders, we may not qualify as a REIT.
There is refinancing risk associated with our debt.
We finance our long-term growth and liquidity needs with debt financings having staggered maturities, and use variable-rate debt or a mix of fixed and variable-rate debt as appropriate based on favorable interest rates, principal amortization and other terms. In the event that we do not have sufficient funds to repay the debt at the maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels on disadvantageous terms, including unattractive prices or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. If we sell a hotel, the required loan repayment may exceed the sale proceeds.
Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on an investment in our company.
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
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.
As of December 31, 2019, we had approximately $3.8 billion of variable interest rate debt as well as interest rate derivatives including caps and floors that are indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements, the Secured Overnight Financing Rate (“SOFR”). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
RISKS RELATED TO HOTEL INVESTMENTS
We are subject to general risks associated with operating hotels.
Our hotels are subject to various operating risks common to the hotel industry, many of which are beyond our control, including, among others, the following:

•
adverse effects of the novel strain of coronavirus (COVID-19), including a potential general reduction in business and personal travel and potential travel restrictions in regions where our hotels are located;

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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as H1N1 influenza (swine flu), avian flu, SARS, the Zika virus, MERS and other future outbreaks of infectious diseases, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions and unusual weather patterns, including natural disasters such as wildfires, hurricanes, tsunamis or earthquakes;

•
adverse effects of international, national, regional and local economic and market conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	adverse effects of a downturn in the lodging industry;

•	political instability;

•	travel restrictions (whether government-imposed or voluntary); and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.
These factors could adversely affect our hotel revenues and expenses, as well as the hotels underlying our mortgage and mezzanine loans, which in turn could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
The outbreak of the novel coronavirus (COVID-19) has significantly impacted our occupancy rates and RevPar.
Our business has been adversely affected by the impact of, and the public perception of a risk of, a pandemic disease. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which has subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in affected regions. As discussed further below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the occupancy and RevPAR reduction associated with the novel coronavirus (COVID-19) to continue as we are recording significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. A continued outbreak of the virus in the U.S. would likely further reduce travel and demand at our hotels. A prolonged occurrence of the virus may result in health or other government authorities imposing restrictions on travel or other market impacts. The hotel industry and our portfolio are already experiencing the postponement or cancellation of business conferences and similar events. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, particularly if focused on regions in which our hotels are located, may adversely affect us by reducing demand for our hotels. Currently, no vaccines have been developed, and there can be no assurance that an effective vaccine can be discovered in time to protect against a potential pandemic. Any of these events could result in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.
Declines in or disruptions to the travel industry could adversely affect our business and financial performance.
Our business and financial performance are affected by the health of the worldwide travel industry. Travel expenditures are sensitive to personal and business-related discretionary spending levels, tending to decline or grow more slowly during economic downturns, as well as to disruptions due to other factors, including those discussed below. Decreased travel expenditures could reduce the demand for our services, thereby causing a reduction in revenue. For example, during regional or global recessions, domestic and global economic conditions can deteriorate rapidly, resulting in increased unemployment and a reduction in expenditures for both business and leisure travelers. A slower spending on the services we provide could have a negative impact on our revenue growth.
Other factors that could negatively affect our business include: terrorist incidents and threats and associated heightened travel security measures; political and regional strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of pandemics, contagious diseases or health epidemics, such as the novel strain of coronavirus (COVID-19), Ebola, H1N1 influenza (swine flu), MERS, SARs, avian flu, the Zika virus or similar outbreaks; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; fluctuations in hotel supply, occupancy and ADR; changes to visa and immigration requirements or border control policies; imposition of taxes or surcharges by regulatory authorities; and increases in gasoline and other fuel prices.
Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers and decrease demand. Any decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity, war or travel-related health events, could result in significant additional costs and decrease our revenues, in each case, leading to constrained liquidity.
Some of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, our business could be materially and adversely affected.
Some of our hotels are on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those four hotels. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. We may not be able to renew any ground lease upon its expiration or if renewed, the terms may not be favorable. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects. Our ability to refinance a hotel property subject to a ground lease may be impacted as the lease term declines.
We may have to make significant capital expenditures to maintain our hotel properties, and any development activities we undertake may be more costly than we anticipate.
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of FF&E. Managers or franchisors of our hotels also will require periodic capital improvements pursuant to the management agreements or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. We may also develop hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, residential, office or apartments, including through joint ventures. Such renovation and development involves substantial risks, including:

•	construction cost overruns and delays;

•	the disruption of operations and displacement of revenue at operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service;

•	the cost of funding renovations or developments and inability to obtain financing on attractive terms;

•	the return on our investment in these capital improvements or developments failing to meet expectations;

•	governmental restrictions on the nature or size of a project;

•	inability to obtain all necessary zoning, land use, building, occupancy, and construction permits;

•	loss of substantial investment in a development project if a project is abandoned before completion;

•	acts of God such as earthquakes, hurricanes, floods or fires that could adversely affect a project;

•	environmental problems; and

•	disputes with franchisors or hotel managers regarding compliance with relevant franchise agreements or management agreements.
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
During 2019, approximately 11% of our total hotel revenue was generated from nine hotels located in the Washington D.C. area, one of several key U.S. markets considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our managers, including Remington Hotels, a subsidiary of Ashford Inc., and unaffiliated third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations. Our third party managers may also be unable to hire quality personnel to adequately staff hotel departments, which could result in a sub-standard level of service to hotel guests and hotel operations.
Hotels where our managers have collective bargaining agreements with their employees are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. Our ability, if any, to have any material impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property, and we may have little ability to control the outcome of these negotiations.
In addition, changes in labor laws may negatively impact us. For example, the implementation of new occupational health and safety regulations, minimum wage laws, and overtime, working conditions status and citizenship requirements and the Department of Labor’s proposed regulations expanding the scope of non-exempt employees under the Fair Labor Standards Act to increase the entitlement to overtime pay could significantly increase the cost of labor in the workforce, which would increase the operating costs of our hotel properties and may have a material adverse effect on us.

RISKS RELATED TO CONFLICTS OF INTEREST
Our agreements with our external advisor, as well as our mutual exclusivity agreement and management agreements with Remington Hotels and Premier, subsidiaries of Ashford Inc., were not negotiated on an arm’s-length basis, and we may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of our advisor.
Because each of our executive officers are also key employees of our advisor, Ashford LLC, a subsidiary of Ashford Inc. and have ownership interests in Ashford Inc. and because the chairman of our board has an ownership interest in Ashford Inc., our advisory agreement, our master hotel management agreement and hotel management mutual exclusivity agreement with Remington Hotels, a subsidiary of Ashford Inc., and our master project management agreement and project management mutual exclusivity agreement with Premier, a subsidiary of Ashford Inc., were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with our advisor and its subsidiaries (including Ashford LLC, Remington Hotels and Premier).
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
The initial term of our advisory agreement with our advisor is 10 years from the effective date of the advisory agreement, with automatic five-year renewal terms thereafter unless previously terminated. Our board will review our advisor’s performance and fees annually and, following the 10-year initial term the advisory agreement may be terminated by us with the payment of the termination fee described below and 180 days’ prior notice upon the affirmative vote of at least two-thirds of our independent directors based upon a good faith finding that either: (1) there has been unsatisfactory performance by our advisor that is materially detrimental to us and our subsidiaries taken as a whole; or (2) the base fee and/or incentive fee is not fair (and our advisor does not offer to negotiate a lower fee that a majority of our independent directors determines is fair). Additionally, if there is a change of control transaction, we will have the right to terminate the advisory agreement with the payment of the termination fee described below. If we terminate or do not renew the advisory agreement without cause, including pursuant to clauses (1) or (2) above (following a contractual renegotiation process in the case of clause (2) above) or upon a change of control, we will be required to pay our advisor a termination fee equal to:
•(A) 1.1 multiplied by the greater of (i) 12 times the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; (ii) the earnings multiple (calculated as our advisor’s total enterprise value on the trading day immediately preceding the day the termination notice is given to our advisor divided by our advisor’s most recently reported adjusted EBITDA) for our advisor’s common stock for the 12 month period preceding the termination date of the advisory agreement multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; or (iii) the simple average of the earnings multiples for each of the three fiscal years preceding the termination of the advisory agreement (calculated as our advisor’s total enterprise value on the last trading day of each of the three preceding fiscal years divided by, in each case, our advisor’s adjusted EBITDA for the same periods), multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; plus
•(B) an additional amount such that the total net amount received by our advisor after the reduction by state and U.S. federal income taxes at an assumed combined rate of 40% on the sum of the amounts described in (A) and (B) shall equal the amount described in (A).
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
Our executive officers also serve as key employees and as officers of our advisor and Braemar, and will continue to do so. Furthermore, Mr. Monty J. Bennett, our chairman, is also the chief executive officer, chairman and a significant stockholder of our advisor and the chairman of Braemar. Our advisory agreement requires our advisor to present investments that satisfy our investment guidelines to us before presenting them to Braemar or any future client of our advisor. Additionally, in the future our advisor may advise other clients, some of which may have investment guidelines substantially similar to ours.

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
Conflicts of interest in general and specifically relating to Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels and Premier) may lead to management decisions that are not in the stockholders’ best interest. The chairman of our board of directors, Mr. Monty J. Bennett, is the chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr., who is our chairman emeritus, is a significant stockholder of Ashford Inc. Prior to its acquisition by Ashford Inc. on November 6, 2019, Messrs. Archie Bennett, Jr. and Monty J. Bennett beneficially owned 100% of Remington Lodging. As of December 31, 2019, Remington Hotels managed 80 of our 117 hotel properties and the WorldQuest condominium properties and provides other services.
As of December 31, 2019, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. together owned approximately 353,457 shares of Ashford Inc. common stock, which represented an approximate 16.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised would have increased the Bennetts’ ownership interest in Ashford Inc. to 70.1%. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Messrs. Archie Bennett, Jr. and Monty J. Bennett’s ownership interests in, and Mr. Monty J. Bennett’s management obligations to, Ashford Inc. present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Ashford Inc. Mr. Monty J. Bennett’s management obligations to Ashford Inc. (and his obligations to Braemar, where he also serves as chairman of the board of directors) reduce the time and effort he spends on us. Our board of directors has adopted a policy that requires all material approvals, actions or decisions to which we have the right to make under the master hotel management agreement with Remington Hotels and the master project management agreement with Premier be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude provided to Remington Hotels under the master hotel management agreement and to Premier under the master project management agreement, and Mr. Monty J. Bennett as the chairman and chief executive officer of Ashford Inc., could take actions or make decisions that are not in our stockholders’ best interest or that are otherwise inconsistent with the obligations to us under the master hotel management agreement or master project management agreement.
Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie Bennett, Jr. and Monty J. Bennett, or Mr. Mark Nunneley, our Chief Accounting Officer, may have different objectives regarding the appropriate pricing and timing of a particular property’s sale. These officers and directors of ours may influence us to sell, not sell, or refinance certain properties, even if such actions or inactions might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.
We are a party to a master hotel management agreement and a hotel management exclusivity agreement with Remington Hotels and a master project management agreement and a project management exclusivity agreement with Premier, which describes the terms of Remington Hotels’ and Premier’s, respectively, services to our hotels, as well as any future hotels we may acquire that may or may not be property managed by Remington Hotels or project managed by Premier. The exclusivity agreements requires us to engage Remington Hotels for hotel management and Premier for project management, respectively, unless, in each case, our independent directors either: (i) unanimously vote to hire a different manager or developer; or (ii) by a majority vote, elect not to engage Remington Hotels or Premier, as the case may be, because they have determined that special circumstances exist or that, based on Remington Hotels’ or Premier’s prior performance, another manager or developer could perform the duties materially better. As significant owners of Ashford Inc., which would receive any development, management, and management termination fees payable by us under the management agreements, Mr. Monty J. Bennett, and to a lesser extent, Mr. Archie Bennett, Jr., in his role as chairman emeritus, may influence our decisions to sell, acquire, or develop hotels when it is not in the best interests of our stockholders to do so.
Ashford Inc.’s ability to exercise significant influence over the determination of the competitive set for any hotels managed by Remington Hotels could artificially enhance the perception of the performance of a hotel, making it more difficult to use managers other than Remington Hotels for future properties.
Our hotel management mutual exclusivity agreement with Remington requires us to engage Remington Hotels to manage all future properties that we acquire, to the extent we have the right or control the right to direct such matters, unless our independent directors either: (i) unanimously vote not to hire Remington Hotels or (ii) based on special circumstances or past performance, by a majority vote, elect not to engage Remington Hotels because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington Hotels or that another manager or developer could perform the duties materially better. Under our master hotel management agreement with Remington Hotels, we have the right to terminate Remington Hotels based on the performance of the applicable hotel, subject to the payment of a termination fee. The determination of performance is based on the applicable hotel’s gross operating profit margin and its RevPAR penetration index, which provides the relative revenue per room generated by a specified property as compared to its competitive set. For each hotel managed by Remington Hotels, its competitive set will consist of a small group of hotels in the relevant market that we and Remington Hotels believe are comparable for purposes of benchmarking the performance of such hotel. Remington Hotels will have significant influence over the determination of the competitive set for any of our hotels managed by Remington Hotels, and as such could artificially enhance the perception of the performance of a hotel by selecting a competitive set that is not performing well or is not comparable to the Remington Hotels-managed hotel, thereby making it more difficult for us to elect not to use Remington Hotels for future hotel management.
Under the terms of our hotel management mutual exclusivity agreement with Remington Hotels, Remington Hotels may be able to pursue lodging investment opportunities that compete with us.
Pursuant to the terms of our hotel management mutual exclusivity agreement with Remington Hotels, if investment opportunities that satisfy our investment criteria are identified by Remington Hotels or its affiliates, Remington Hotels will give us a written notice and description of the investment opportunity. We will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington Hotels may then pursue such investment opportunity, subject to a right of first refusal in favor of Braemar, pursuant to an existing agreement between Braemar and Remington Hotels, on materially the same terms and conditions as offered to us. If we were to reject such an investment opportunity, either Braemar or Remington Hotels could pursue the opportunity and compete with us. In such a case, Mr. Monty J. Bennett, our chairman, in his capacity as chairman of Braemar or chief executive officer of Ashford Inc. could be in a position of directly competing with us.

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
In order to avoid any actual or perceived conflicts of interest with our directors or officers or our advisor’s employees, we adopted a conflicts of interest policy to address specifically some of the conflicts relating to our activities. Although under this policy the approval of a majority of our disinterested directors is required to approve any transaction, agreement or relationship in which any of our directors or officers or our advisor or it has an interest, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will resolve such conflicts in a manner that is favorable to us.
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
To the extent permitted by the Code, we may invest in and own securities of other public companies and REITs (including Braemar). To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.
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
We may make and acquire mezzanine loans. These types of loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if secured, becoming unsecured as a result of foreclosure by the senior lender. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

The assets associated with certain of our derivative transactions do not constitute qualified REIT assets and the related income will not constitute qualified REIT income. Significant fluctuations in the value of such assets or the related income could jeopardize our REIT status or result in additional tax liabilities.
We have entered into certain derivative transactions to protect against interest rate risks and credit default risks not specifically associated with debt incurred to acquire qualified REIT assets. The REIT provisions of the Code limit our income and assets in each year from such derivative transactions. Failure to comply with the asset or income limitation within the REIT provisions of the Code could result in penalty taxes or loss of our REIT status. If we elect to contribute the non-qualifying derivatives into a TRS to preserve our REIT status, such an action would result in any income from such transactions being subject to U.S. federal income taxation.
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
We have formed subsidiaries for the primary purpose of acquiring securities and other investments of lodging-related entities. As such, our investment portfolio will contain investments concentrated in a single industry and may not be fully diversified by asset class, geographic region or other criteria, which will expose us to significant loss due to concentration risk. Investors have no assurance that the degree of diversification in our investment portfolio will increase at any time in the future.
The values of our investments are affected by the U.S. credit and financial markets and, as such, may fluctuate.
The U.S. credit and financial markets may experience severe dislocations and liquidity disruptions. The values of our investments are likely to be sensitive to the volatility of the U.S. credit and financial markets, and, to the extent that turmoil in the U.S. credit and financial markets occurs, such volatility has the potential to materially affect the value of our investment portfolio.
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
The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost, and terms of debt financing;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war or terrorism, epidemics, and acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured and underinsured losses.
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
Each of our hotel properties will be subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our financial condition, results of operations and our ability to make distributions to our stockholders could be materially and adversely affected and the market price of our common and/or preferred stock could decline.
The costs of compliance with or liabilities under environmental laws may harm our operating results.
Operating expenses at our hotels could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, our hotel properties and properties underlying our loan assets may be subject to environmental liabilities. An owner of real property, or a lender with respect to a party that exercises control over the property, can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

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
We may acquire a hotel property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing, or provide a cap on the amount of damages we can recover. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of income from that property.
We may experience uninsured or underinsured losses.
We have property and casualty insurance with respect to our hotel properties and other insurance, in each case, with loss limits and coverage thresholds deemed reasonable by our management team (and with the intent to satisfy the requirements of lenders and franchisors). In doing so, we have made decisions with respect to what deductibles, policy limits, and terms are reasonable based on management’s experience, our risk profile, the loss history of our hotel managers and our properties, the nature of our properties and our businesses, our loss prevention efforts, the cost of insurance and other factors.
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
In the future, we may choose not to maintain terrorism or other insurance policies on any of our properties. As a result, one or more large uninsured or underinsured losses could have a material adverse effect on us.
Each of our current lenders requires us to maintain certain insurance coverage thresholds, and we anticipate that future lenders will have similar requirements. We believe that we have complied with the insurance maintenance requirements under the current governing loan documents and we intend to comply with any such requirements in any future loan documents. However, a lender may disagree, in which case the lender could obtain additional coverage thresholds and seek payment from us, or declare us in default under the loan documents. In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary or, in the latter case, subject us to a foreclosure on hotels securing one or more loans. In addition, a material casualty to one or more hotels securing loans may result in the insurance company applying to the outstanding loan balance insurance proceeds that otherwise would be available to repair the damage caused by the casualty, which would require us to fund the repairs through other sources, or the lender foreclosing on the hotels if there is a material loss that is not insured.

RISKS RELATED TO OUR STATUS AS A REIT
If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face substantial tax liability.
We conduct operations so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status or we may be required to rely on a REIT “savings clause.” If we were to rely on a REIT “savings clause,” we would have to pay a penalty tax, which could be material. Due to the gain we recognized as a result of the spin-off of Braemar, if Braemar were to fail to qualify as a REIT for 2013, we may have failed to qualify as a REIT for 2013 and subsequent taxable years. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
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

If, as a result of covenants applicable to our future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and to qualify and maintain our qualification as a REIT, which could materially and adversely affect us. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders to maintain our tax status. As a result of all of these factors, our failure to qualify as a REIT could impair our ability to raise capital, expand our business, and make distributions to our stockholders and could adversely affect the value of our securities.
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

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax.

•	Each of our TRSs is a fully taxable corporation and will be subject to federal and state taxes on its income.

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
If our leases with our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS lessees, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but the IRS may not agree with this characterization. If the leases were not respected as true leases for U.S. federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and likely would fail to qualify as a REIT.
Our ownership of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Finally, the 100% excise tax also applies to the underpricing of services by a TRS to its parent REIT in contexts where the services are unrelated to services for REIT tenants.
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
If our hotel managers, including Ashford Hospitality Services, LLC and its subsidiaries (including Remington Hotels) do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.
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
We believe that the rent paid by our TRS lessees is qualifying income for purposes of the REIT gross income tests and that our TRSs qualify to be treated as TRSs for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes, unless certain of the REIT “savings clauses” applied.
If our hotel managers, including Ashford Hospitality Services, LLC (“AHS”) and its subsidiaries (including Remington Hotels), do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly-traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our hotel managers and their owners, there can be no assurance that these ownership levels will not be exceeded. Additionally, we and AHS and its subsidiaries, including Remington Hotels, must comply with the provisions of the private letter ruling we obtained from the IRS in connection with Ashford Inc.’s acquisition of Remington Hotels to ensure that AHS and its subsidiaries, including Remington Hotels, continue to qualify as “eligible independent contractors.”
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced maximum rate on qualified dividend income. However, under the Tax Cuts and Jobs Act a non-corporate taxpayer may deduct 20% of ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income” resulting in an effective maximum U.S. federal income tax rate of 29.6%. Individuals, trusts and estates whose income exceeds certain thresholds are also subject to a 3.8% Medicare tax on dividends received from us. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.
If our operating partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders and suffer other adverse consequences.
We believe that our operating partnership qualifies to be treated as a partnership for U.S. federal income tax purposes. As a partnership, our operating partnership is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of the operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of our operating partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
Note that although partnerships have traditionally not been subject to U.S. federal income tax at the entity level as described above, new audit rules, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We may utilize exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from audit adjustments to the issuing entity’s taxable income. One such exception is to apply an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. When a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners. In addition, Treasury Regulations provide that a partner that is a REIT may be able to use deficiency dividend procedures with respect to such adjustments. Many questions remain as to how the partnership audit rules will apply, and it is not clear at this time what effect these rules will have on us. However, it is possible that these changes could increase the U.S. federal income tax, interest, and/or penalties otherwise borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership (such as our operating partnership).

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge mortgage securities and related borrowings by requiring us to limit our income and assets in each year from certain hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from nonqualified hedging transactions, from our provision of services, and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. However, for transactions that we enter into to protect against interest rate risks on debt incurred to acquire qualified REIT assets and for which we identify as hedges for tax purposes, any associated hedging income is excluded from the 95% income test and the 75% income test applicable to a REIT. In addition, similar rules apply to income from positions that primarily manage risk with respect to a prior hedge entered into by a REIT in connection with the extinguishment or disposal (in whole or in part) of the liability or asset related to such prior hedge, to the extent the new position qualifies as a hedge or would so qualify if the hedged position were ordinary property. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect such that a REIT “savings clause” applied, we could lose our REIT status for U.S. federal income tax purposes.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets can be represented by certain publicly offered REIT debt instruments.
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
The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
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
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations. It is possible that future legislation would result in a REIT having fewer advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for U.S. federal income tax purposes, as a corporation.
If Braemar failed to qualify as a REIT for 2013, it would significantly affect our ability to maintain our REIT status.
For U.S. federal income tax purposes, we recorded a gain of approximately $145.7 million as a result of the spin-off of Braemar in November 2013. If Braemar qualified for taxation as a REIT for 2013, that gain was qualifying income for purposes of our 2013 REIT income tests. If, however, Braemar failed to qualify as a REIT for 2013, that gain would be non-qualifying income for purposes of the 75% gross income test. Although Braemar covenanted in the Separation and Distribution Agreement to use reasonable best efforts to qualify as a REIT in 2013, no assurance can be given that it so qualified. If Braemar failed to qualify, we would have failed our 2013 REIT income tests, which would either result in our loss of our REIT status for 2013 and the following 4 taxable years or result in a significant tax in 2013 that has not been accrued or paid and thereby would materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.

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
Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us.
Provisions in the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

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
Our charter opts out of the business combination/moratorium provisions and control share provisions of the MGCL and prevents us from making any elections under Subtitle 8 of the MGCL. Because these provisions are contained in our charter, they cannot be amended unless the Board recommends the amendment and the stockholders approve the amendment. Any such amendment would require the affirmative vote of two-thirds of the outstanding voting power of our common stock.

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
Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•
amend or revise at any time our dividend policy with respect to our common stock or preferred stock (including by eliminating, failing to declare, or significantly reducing dividends on these securities);

•	terminate our advisor under certain conditions pursuant to the advisory agreement, subject to the payment of a termination fee;

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

•	employ and compensate affiliates (subject to disinterested director approval);

•	direct our resources toward investments that do not ultimately appreciate over time; and

•	determine that it is not in our best interests to attempt to qualify, or to continue to qualify, as a REIT.
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
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment to have been material to the cause of action. Our charter requires us to indemnify our directors and officers and to advance expenses prior to the final disposition of a proceeding to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we are generally obligated to fund the defense costs incurred by our directors and officers.

Future issuances of securities, including our common stock and preferred stock, could reduce existing investors’ relative voting power and percentage of ownership and may dilute our share value.
Our charter authorizes the issuance of up to 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of March 10, 2020, we had 101,998,806 shares of our common stock issued and outstanding, 2,389,393 shares of our Series D Cumulative Preferred Stock, 4,800,000 shares of our Series F Cumulative Preferred Stock, 6,200,000 shares of our Series G Cumulative Preferred Stock, 3,800,000 shares of our Series H Cumulative Preferred Stock, and 5,400,000 share of our Series I Cumulative Preferred Stock. Accordingly, we may issue up to an additional 298,001,194 shares of common stock and 27,410,607 shares of preferred stock.
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
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2019, we held ownership interests in 117 hotel properties that were included in our consolidated operations, which included direct ownership in 115 hotel properties and 85% ownership in two hotel properties through equity investments with joint venture partners. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2019
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150	82.44%	$159.95	$131.86
Embassy Suites	Dallas, TX	Full service	150	100	150	75.30%	$135.30	$101.88
Embassy Suites	Herndon, VA	Full service	150	100	150	79.29%	$172.61	$136.86
Embassy Suites	Las Vegas, NV	Full service	220	100	220	87.53%	$143.40	$125.52
Embassy Suites	Flagstaff, AZ	Full service	119	100	119	80.59%	$148.90	$120.01
Embassy Suites	Houston, TX	Full service	150	100	150	80.25%	$144.39	$115.87
Embassy Suites	West Palm Beach, FL	Full service	160	100	160	82.22%	$153.53	$126.23
Embassy Suites	Philadelphia, PA	Full service	263	100	263	85.31%	$157.87	$134.68
Embassy Suites	Walnut Creek, CA	Full service	249	100	249	83.48%	$181.88	$151.83
Embassy Suites	Arlington, VA	Full service	269	100	269	83.86%	$199.28	$167.13
Embassy Suites	Portland, OR	Full service	276	100	276	84.43%	$203.80	$172.07
Embassy Suites	Santa Clara, CA	Full service	258	100	258	90.09%	$255.75	$230.40
Embassy Suites	Orlando, FL	Full service	174	100	174	91.23%	$159.06	$145.10
Embassy Suites	New York, NY	Full service	310	100	310	94.96%	$245.75	$233.37
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119	73.55%	$131.62	$96.81
Hilton Garden Inn	Austin, TX	Select service	254	100	254	82.25%	$180.31	$148.29
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158	72.57%	$121.02	$87.82
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176	83.49%	$143.84	$120.10
Hilton	Houston, TX	Full service	242	100	242	72.35%	$120.99	$87.53
Hilton	St. Petersburg, FL	Full service	333	100	333	79.80%	$157.33	$125.54
Hilton	Santa Fe, NM	Full service	158	100	158	89.18%	$166.24	$148.25
Hilton	Bloomington, MN	Full service	300	100	300	76.84%	$134.17	$103.10
Hilton	Costa Mesa, CA	Full service	486	100	486	78.19%	$140.98	$110.23
Hilton	Boston, MA	Full service	390	100	390	90.14%	$251.73	$226.93
Hilton	Parsippany, NJ	Full service	353	100	353	66.49%	$169.73	$112.86
Hilton	Tampa, FL	Full service	238	100	238	82.84%	$137.97	$114.29
Hilton	Alexandria, VA	Full service	252	100	252	82.21%	$184.93	$152.03
Hilton	Santa Cruz, CA	Full service	178	100	178	75.84%	$185.71	$140.84
Hampton Inn	Lawrenceville, GA	Select service	85	100	85	70.99%	$112.30	$79.72
Hampton Inn	Evansville, IN	Select service	140	100	140	63.15%	$107.22	$67.71
Hampton Inn	Parsippany, NJ	Select service	152	100	152	72.49%	$145.88	$105.75
Hampton Inn	Buford, GA	Select service	92	100	92	69.79%	$124.18	$86.67
Hampton Inn	Phoenix, AZ	Select service	106	100	106	77.71%	$126.82	$98.56
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113	76.95%	$126.45	$97.30
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103	73.16%	$94.25	$68.95
Hampton Inn	Columbus, OH	Select service	145	100	145	63.66%	$144.34	$91.88
Marriott	Beverly Hills, CA	Full service	260	100	260	88.15%	$260.92	$230.00
Marriott	Durham, NC	Full service	225	100	225	73.28%	$145.86	$106.88
Marriott	Arlington, VA	Full service	701	100	701	77.77%	$194.46	$151.24
Marriott	Bridgewater, NJ	Full service	347	100	347	68.07%	$210.77	$143.48
Marriott	Dallas, TX	Full service	265	100	265	75.21%	$135.43	$101.85
Marriott	Fremont, CA	Full service	357	100	357	77.21%	$198.45	$153.22
Marriott	Memphis, TN	Full service	232	100	232	74.55%	$167.02	$124.51
Marriott	Irving, TX	Full service	491	100	491	74.95%	$154.38	$115.71

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2019
						Occupancy	ADR	RevPAR
Marriott	Omaha, NE	Full service	300	100	300	61.68%	$129.46	$79.85
Marriott	Sugarland, TX	Full service	300	100	300	79.98%	$136.58	$109.24
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133	82.49%	$106.30	$87.68
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90	72.66%	$119.88	$87.11
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97	80.67%	$110.16	$88.86
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136	70.07%	$103.67	$72.65
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120	76.74%	$111.88	$85.86
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164	85.89%	$137.33	$117.94
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199	72.39%	$111.51	$80.72
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86	55.02%	$103.37	$56.88
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117	69.61%	$122.57	$85.32
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315	82.17%	$232.57	$191.11
Courtyard by Marriott	Columbus, IN	Select service	90	100	90	66.48%	$112.98	$75.11
Courtyard by Marriott	Denver, CO	Select service	202	100	202	88.32%	$150.68	$133.08
Courtyard by Marriott	Louisville, KY	Select service	150	100	150	68.74%	$143.08	$98.35
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210	72.43%	$151.86	$110.00
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272	74.95%	$158.56	$118.84
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174	78.45%	$130.50	$102.37
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168	64.45%	$123.64	$79.68
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156	77.92%	$136.42	$106.30
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154	68.55%	$144.40	$98.99
Courtyard by Marriott	Oakland, CA	Select service	156	100	156	84.66%	$189.40	$160.35
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180	82.00%	$141.54	$116.07
Courtyard by Marriott	Plano, TX	Select service	153	100	153	64.33%	$148.19	$95.33
Courtyard by Marriott	Newark, CA	Select service	181	100	181	82.65%	$170.31	$140.76
Courtyard by Marriott	Manchester, CT	Select service	90	85	77	75.00%	$133.92	$100.44
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235	68.32%	$187.90	$128.37
Courtyard by Marriott	Wichita, KS	Select service	128	100	128	75.98%	$133.04	$101.09
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210	63.94%	$141.71	$90.61
Homewood Suites	Pittsburgh, PA	Select service	148	100	148	71.98%	$121.96	$87.79
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210	73.76%	$132.82	$97.96
Marriott Residence Inn	Evansville, IN	Select service	78	100	78	85.68%	$105.06	$90.02
Marriott Residence Inn	Orlando, FL	Select service	350	100	350	82.51%	$129.74	$107.05
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159	75.96%	$163.70	$124.35
Marriott Residence Inn	San Diego, CA	Select service	150	100	150	85.61%	$172.35	$147.56
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144	71.70%	$125.87	$90.25
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256	84.56%	$132.06	$111.68
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200	78.47%	$122.03	$95.76
Marriott Residence Inn	Plano, TX	Select service	126	100	126	63.90%	$113.59	$72.58
Marriott Residence Inn	Newark, CA	Select service	168	100	168	80.79%	$190.62	$154.00
Marriott Residence Inn	Manchester, CT	Select service	96	85	82	78.78%	$134.11	$105.64
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120	82.08%	$134.87	$110.70
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101	56.03%	$113.15	$63.39
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143	86.45%	$136.29	$117.83
One Ocean	Atlantic Beach, FL	Full service	193	100	193	71.91%	$214.36	$154.14
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197	68.06%	$153.36	$104.37
Sheraton Hotel	Langhorne, PA	Full service	186	100	186	65.81%	$127.07	$83.63
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220	54.69%	$124.86	$68.28
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378	72.27%	$140.44	$101.49
Sheraton Hotel	Anchorage, AK	Full service	370	100	370	68.41%	$158.59	$108.49
Sheraton Hotel	San Diego, CA	Full service	260	100	260	75.13%	$136.88	$102.84
Hyatt Regency	Coral Gables, FL	Full service	254	100	254	79.95%	$188.77	$150.92
Hyatt Regency	Hauppauge, NY	Full service	358	100	358	68.27%	$138.19	$94.34

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2019
						Occupancy	ADR	RevPAR
Hyatt Regency	Savannah, GA	Full service	351	100	351	86.65%	$190.57	$165.12
Renaissance	Nashville, TN	Full service	673	100	673	85.25%	$246.53	$210.17
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124	58.27%	$163.09	$95.03
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168	67.50%	$184.91	$124.81
Silversmith	Chicago, IL	Full service	144	100	144	70.67%	$177.45	$125.40
The Churchill	Washington, D.C.	Full service	173	100	173	62.45%	$183.23	$114.43
The Melrose	Washington, D.C.	Full service	240	100	240	74.64%	$196.19	$146.43
Le Pavillon	New Orleans, LA	Full service	226	100	226	68.49%	$159.64	$109.34
The Ashton	Ft. Worth, TX	Full service	39	100	39	72.10%	$206.37	$148.80
Westin	Princeton, NJ	Full service	296	100	296	68.94%	$163.22	$112.52
W	Atlanta, GA	Full service	237	100	237	78.17%	$219.55	$171.62
W	Minneapolis, MN	Full service	229	100	229	67.39%	$214.70	$144.69
Le Meridien	Minneapolis, MN	Full service	60	100	60	71.23%	$205.55	$146.42
Hotel Indigo	Atlanta, GA	Full service	141	100	141	73.06%	$161.67	$118.11
Ritz-Carlton	Atlanta, GA	Full service	444	100	444	78.42%	$258.94	$203.05
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157	80.91%	$226.23	$183.04
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160	79.47%	$282.71	$224.68
Crowne Plaza (3)	Annapolis, MD	Full service	197	100	197	56.22%	$116.90	$65.73
Hilton (4)	Ft. Worth, TX	Full service	294	100	294	74.04%	$163.36	$120.95
Renaissance (5)	Palm Springs, CA	Full service	410	100	410	72.16%	$167.12	$120.59
Total			24,943		24,916	76.34%	$168.06	$128.29
________
(1) The ground lease expires in 2084.
(2) The Company entered into a new franchise agreement with Marriott to convert the Crowne Plaza La Concha Key West Hotel in Key West, Florida to an Autograph Collection property. Marriott International’s Autograph Collection® Hotels are a diverse portfolio of independent hotels around the world that reflect unique vision, design and environments. The agreement with Marriott calls for the Hotel to be converted to an Autograph property by July 1, 2022.
(3) The ground lease expires in 2114.
(4) The ground lease expires in 2040.
(5) The ground lease expires in 2059 with one 25-year extension option.

Item 3.	Legal Proceedings
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgement. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of December 31, 2019, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et

al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment and that appeal is still pending. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages. The plaintiffs filed an application for damages on August 28, 2019. The defendants filed their opposition to the plaintiffs’ application for damages on October 11, 2019. The plaintiffs filed their reply on October 25, 2019. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus attorneys’ fees. As of December 31, 2019 no amounts have been accrued.
We are engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flow. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.

Item 4.	Mine Safety Disclosures
Not Applicable
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Price of and Dividends on Registrant’s Common Equity and Related Stockholder Matters
Market Price and Dividend Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On March 10, 2020, there were 522 registered holders of record of our common stock.
For the year ended December 31, 2019, we declared and paid dividends of $0.30 per share, paid at a rate of $0.12, $0.06, $0.06, and $0.06, respectively, per share per quarter. For the year ended December 31, 2018, we declared and paid dividends of $0.48 per share, paid at a rate of $0.12, per share per quarter. In December 2019, the board of directors approved our dividend policy for 2020, which stated our then-expectation to pay a quarterly dividend of $0.06 per share for 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. As a result of the impact of the novel coronavirus (COVID-19) on our business, we expect that the board of directors will reconsider our previously announced dividend policy and may take further action with respect to 2020 dividends, including by eliminating or significantly reducing the dividend until such time as our business operating environment improves. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our hotel managers and general business conditions (including the impact of the novel coronavirus (COVID-19)).

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows for the following fiscal years:

	2019			2018			2017
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	0.3600	(1)	100.0000	0.4800	(1)	100.0000	0.4800	(1)	100.0000
Total	$0.3600		100.0000%	$0.4800		100.0000%	$0.4800		100.0000%
Common Stock (stock - NYSE: AINC):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—%
Return of capital	0.0380	(2)	100.0000	—		—	—		—
Total	$0.0380		100.0000%	$—		—%	$—		—%
Preferred Stock – Series A:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	0.8605	(1)	53.6739
Return of capital	—		—	—		—	0.7427	(1)	46.3261
Total	$—		—%	$—		—%	$1.6032		100.0000%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	1.1338	(1)	53.6735
Return of capital	2.1124	(1)	100.0000	2.1124	(1)	100.0000	0.9786	(1)	46.3265
Total	$2.1124		100.0000%	$2.1124		100.0000%	$2.1124		100.0000%
Preferred Stock – Series F:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	0.9895	(1)	53.6722
Return of capital	1.8436	(1)	100.0000	1.8436	(1)	100.0000	0.8541	(1)	46.3278
Total	$1.8436		100.0000%	$1.8436		100.0000%	$1.8436		100.0000%
Preferred Stock – Series G:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	0.9428	(1)	53.6719
Return of capital	1.8436	(1)	100.0000	1.8436	(1)	100.0000	0.8138	(1)	46.3281
Total	$1.8436		100.0000%	$1.8436		100.0000%	$1.7566		100.0000%
Preferred Stock – Series H:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	0.1006	(1)	53.6533
Return of capital	1.8750	(1)	100.0000	1.8750	(1)	100.0000	0.0869	(1)	46.3467
Total	$1.8750		100.0000%	$1.8750		100.0000%	$0.1875		100.0000%
Preferred Stock – Series I:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	1.8750	(1)	100.0000	1.6354	(1)	100.0000	—		—
Total	$1.8750		100.0000%	$1.6354		100.0000%	$—		—%
____________________

(1)
The fourth quarter 2017 preferred and common distributions paid January 17, 2018 are treated as 2018 distributions for tax purposes. The fourth quarter 2018 preferred and common distributions paid January 16, 2019 are treated as 2019 distributions for tax purposes. The fourth quarter 2019 preferred and common distributions paid January 15, 2020 are treated as 2020 distributions for tax purposes.

(2)
On November 5, 2019 Ashford Trust distributed its remaining shares of common stock in Ashford, Inc. (NYSE: AINC) to the common shareholders of record as of the close of business of the New York Stock Exchange on October 29, 2019.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	1,895,026	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	1,895,026
____________________

(1)
As of December 31, 2019, there were 1,895,026 shares of our common stock, or securities convertible into 1,895,026 shares of our common stock that remained available for issuance under our Amended and Restated 2011 Stock Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2014 through December 31, 2019, assuming an initial investment of $100 in stock on December 31, 2014 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	2,138	$—	(2)	—	$200,000,000
November 1 to November 30	1,458	$—	(2)	—	$200,000,000
December 1 to December 31	2,451	$—	(2)	—	$200,000,000
Total	6,047	$—		—
____________________

(1)
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of director’s authorization replaced any previous repurchase authorizations.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$1,502,759	$1,430,789	$1,439,270	$1,492,043	$1,336,966
Total operating expenses	1,414,156	1,340,850	1,304,265	1,336,339	1,199,051
Gain (loss) on sale of assets and hotel properties	26,126	475	14,030	31,599	380,752
Operating income (loss)	114,729	90,414	149,035	187,303	518,667
Net income (loss)	(142,679)	(156,309)	(88,760)	(58,782)	305,813
Net income (loss) attributable to the Company	(113,635)	(126,966)	(67,008)	(46,285)	270,939
Net income (loss) attributable to common stockholders	(156,212)	(169,543)	(122,568)	(88,681)	236,977
Diluted income (loss) per common share:
Net income (loss) attributable to common stockholders	$(1.58)	$(1.75)	$(1.30)	$(0.95)	$2.35
Weighted average diluted common shares	99,837	97,282	95,207	94,426	114,881

	December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Balance Sheets Data:
Investments in hotel properties, net	$4,108,443	$4,105,219	$4,035,915	$4,160,563	$4,419,684
Cash and cash equivalents	262,636	319,210	354,805	347,091	215,078
Restricted cash	135,571	120,602	116,787	144,014	153,680
Notes receivable, net	7,709	—	—	—	3,746
Total assets	4,691,348	4,685,954	4,669,850	4,891,544	4,965,131
Indebtedness, net	4,106,518	3,927,266	3,696,300	3,723,559	3,840,617
Total stockholders’ equity of the Company	268,762	452,489	632,500	791,621	811,086

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except per share amounts)
Other Data:
Cash provided by (used in) operating activities	$177,209	$181,560	$207,382	$179,723	$203,577
Cash provided by (used in) investing activities	(253,193)	(329,634)	(63,881)	(21,858)	(780,613)
Cash provided by (used in) financing activities	34,379	115,814	(163,902)	(34,150)	644,604
Cash dividends declared per common share	0.30	0.48	0.48	0.48	0.48
EBITDAre (unaudited) (1)	403,285	366,639	378,261	398,222	371,101
Funds From Operations (FFO) (unaudited) (1)	89,017	82,363	98,406	129,532	132,863
____________________

(1)
A more detailed description and computation of FFO and EBITDAre is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
EXECUTIVE OVERVIEW
General
As of December 31, 2019, we owned 117 consolidated hotel properties, including 115 hotel properties directly owned, and two hotel properties owned through a majority-owned investment in a consolidated entity, which represents 24,943 total rooms, or 24,916 net rooms excluding those attributable to our partner. Currently, all of our hotel properties are located in the United States.
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
Our current investment strategy is to focus on owning predominantly full-service hotels in the upper upscale segment in domestic markets that have revenue per available room (“RevPAR”) generally less than twice the national average. Our board of directors may change our investment strategy at any time without stockholder approval or notice.
RECENT DEVELOPMENTS
COVID-19 Impact
The negative impact on room demand within our portfolio stemming from the novel coronavirus (COVID-19) is significant. We experienced an initial decline in hotel revenue that began in February in a limited number of markets. However, with the increased spread of the novel coronavirus (COVID-19) across the globe, the impact has accelerated rapidly, and we are seeing a much greater effect on occupancy and RevPAR throughout our hotel portfolio. We expect the occupancy and RevPAR reduction associated with the novel coronavirus (COVID-19) to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. While intense efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. As part of our efforts to reduce costs, we will likely reduce our capital expenditures below our previously announced range of $125 million to $145 million. Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the novel coronavirus (COVID-19). For some period related to a slowdown in the U.S. economy, increased labor costs, increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow.
On March 10, 2020, we informed our mortgage lenders on the Morgan Stanley 8-hotel portfolio (consisting of Courtyard Billerica, Hampton Inn Columbus Easton, Hampton Inn Phoenix Airport, Homewood Suites Pittsburgh Southpointe, Hampton Inn Pittsburgh Waterfront, Hampton Inn Pittsburgh Washington, Residence Inn Stillwater and Courtyard Wichita) that the cash flow from the hotels will be insufficient to cover debt service and other required payments due on the loan, that we believe there is substantial risk of imminent payment default, and have requested that the lenders restructure the mortgage loans.

Other Developments
On January 22, 2019, the Company acquired a 100% interest in the 310-room Embassy Suites New York Manhattan Times Square for $195.0 million in cash. In connection with this acquisition, we closed on a $145.0 million mortgage loan. This mortgage loan is interest only and provides for an interest rate of LIBOR + 3.90%. The stated maturity date of the mortgage loan is February 2022, with two one-year extension options. The mortgage loan is secured by the Embassy Suites New York Manhattan Times Square. As a result of the acquisition under the ERFP Agreement, we are entitled to receive $19.5 million from Ashford LLC in the form of future purchases of hotel FF&E at Ashford Trust properties that will be leased to us by Ashford LLC rent free. As of December 31, 2019, we have received $8.1 million from Ashford LLC in exchange for purchases of hotel FF&E at Ashford Trust properties that was leased to us by Ashford LLC rent free.
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
On August 2, 2019, the Company sold the San Antonio Marriott for approximately $34.0 million in cash. The sale resulted in a gain of $2.6 million for the year ended December 31, 2019 and is included in “gain (loss) on sale of assets and hotel properties” in the consolidated statement of operations. The Company also repaid approximately $26.8 million of principal on its mortgage loan partially secured by the hotel property.
On August 6, 2019, the Company sold the Hilton Garden Inn Wisconsin Dells for $8.0 million in cash. The sale resulted in a loss of $292,000 for the year ended December 31, 2019 and is included in “gain (loss) on sale of assets and hotel properties” in the consolidated statement of operations. The Company also repaid approximately $7.7 million of principal on its mortgage loan secured by the hotel property.
On August 13, 2019, we made an additional investment of $348,000 in OpenKey.
On August 14, 2019, the Company sold the Courtyard Savannah for approximately $29.8 million in cash. The sale resulted in a loss of $60,000 for the year ended December 31, 2019 and is included in “gain (loss) on sale of assets and hotel properties” in the consolidated statement of operations. The Company also repaid approximately $28.8 million of principal on its mortgage loan partially secured by the hotel property.
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust has entered into a contribution agreement with Ashford Inc. pursuant to which Ashford Trust has agreed to contribute, with Braemar, up to $15.0 million to fund the operations of Ashford Securities. These costs will be allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% to Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the True-up Date, the capital contributions will be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Funding advances will be expensed as the expenses are incurred by Ashford Securities.
On October 2, 2019, the Company entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common stock of Ashford Inc. held by Ashford TRS, totaling 393,077 shares, for $30 per share, resulting in total proceeds of approximately $11.8 million to the Company.

On October 10, 2019, the Company sold the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront for consideration of approximately $20.6 million. The sale resulted in a gain of $19.4 million for the year ended December 31, 2019 and is included in “gain (loss) on sale of assets and hotel properties” in the consolidated statement of operations. The Company also repaid approximately $8.0 million of debt associated with the hotel property.
On October 21, 2019, the Company announced that its board of directors had declared the distribution of its remaining 205,086 shares of common stock of Ashford Inc. Both common stockholders and unitholders of Ashford Trust received their pro rata share of Ashford Inc. common stock. The distribution to Company stockholders and unitholders was completed through a pro-rata taxable dividend of Ashford Inc. common stock on November 5, 2019 (the “Distribution Date”) to common stockholders and unitholders of record (“Company Record Holders”) as of the close of business of the New York Stock Exchange (“NYSE”) on October 29, 2019 (the “Record Date”). On the Distribution Date, each Company Record Holder received approximately 0.0017 shares of Ashford Inc. common stock for every unit and/or share of the Company’s common stock held by such Company Record Holder on the Record Date. No fractional shares of Ashford Inc. common stock were issued. Fractional shares of Ashford Inc. common stock to which Company Record Holders would otherwise be entitled will be aggregated and, after the distribution, sold in the open market by the distribution agent. The aggregate net proceeds of the sales will be distributed in a pro-rata manner as cash payments to the Company Record Holders who would otherwise have received fractional shares of Ashford Inc. common stock. Additionally, Company Record Holders who hold in “street name” on behalf of their customers may sell additional shares into the open market to make cash payments to their customers who would have otherwise received fractional shares of Ashford Inc. common stock. Subsequent to the distribution, the Company does not have any ownership interest in Ashford Inc.
On November 6, 2019, Ashford Inc. completed its acquisition of Remington Lodging’s hotel management business.
On December 3, 2019, the Company sold the SpringHill Suites Jacksonville for approximately $11.2 million in cash.
On December 27, 2019, we amended the mortgage loan secured by the Indigo Atlanta totaling $16.0 million. The amended mortgage loan totaling $16.1 million has a three-year term, is interest only and bears interest at a rate of LIBOR + 2.25%. The stated maturity is December 2022 with two one-year extension options, subject to the satisfaction of certain conditions.
On January 9, 2020, we refinanced our $43.8 million mortgage loan, secured by the Le Pavillon in New Orleans, Louisiana. In connection with the refinance we repaid $6.8 million on the existing loan. The new mortgage loan totals $37.0 million. The new mortgage loan is interest only and provides for an interest rate of LIBOR + 3.40%. The stated maturity is January 2023 with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Le Pavillon.
On March 9, 2020, the Company completed the sale of the Crowne Plaza in Annapolis, Maryland for approximately $5.1 million. As of December 31, 2019, the carrying value of the building and FF&E was approximately $5.3 million at December 31, 2019. This hotel property is subject to a ground lease with a below-market component with a carrying value of $(3.2) million at December 31, 2019. The combined carrying value of the hotel property at December 31, 2019 was approximately $2.2 million.
RESULTS OF OPERATIONS
Key Indicators of Operating Performance
We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisitions to determine each hotel’s contribution to cash flow and its potential to provide attractive long-term total returns. These key indicators include:

•
Occupancy—Occupancy means the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotels’ available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period.

•
ADR—ADR means average daily rate and is calculated by dividing total hotel rooms revenues by total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate.

•
RevPAR—RevPAR means revenue per available room and is calculated by multiplying ADR by the average daily occupancy. RevPAR is one of the commonly used measures within the hotel industry to evaluate hotel operations. RevPAR does not include revenues from food and beverage sales or parking, telephone or other non-rooms revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels (comparable hotels represent hotels we have owned for the entire period). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.
RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (including housekeeping services, utilities and room supplies) and could also result in increased other operating department revenue and expense. Changes in ADR typically have a greater impact on operating margins and profitability as they do not have a substantial effect on variable operating costs.
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use FFO, AFFO, EBITDAre, Adjusted EBITDAre and Hotel EBITDA as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”
Principal Factors Affecting Our Results of Operations
The principal factors affecting our operating results include overall demand for hotel rooms compared to the supply of available hotel rooms, and the ability of our third-party management companies to increase or maintain revenues while controlling expenses.
Demand—The demand for lodging, including business travel, is directly correlated to the overall economy; as GDP increases, lodging demand typically increases. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle.
Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, including demand, which has continued through 2019.
Supply—The development of new hotels is driven largely by construction costs, the availability of financing and expected performance of existing hotels. Short-term supply is also expected to be below long-term averages. While the industry is expected to have supply growth below historical averages, we may experience supply growth, in certain markets, in excess of national averages that may negatively impact performance.
We expect that our ADR, occupancy and RevPAR performance will be impacted by macroeconomic factors such as national and local employment growth, personal income and corporate earnings, GDP, consumer confidence, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction, the pricing strategies of competitors and currency fluctuations. In addition, our ADR, occupancy and RevPAR performance are dependent on the continued success of the Marriott, Hilton and Hyatt brands.
Revenue—Substantially all of our revenue is derived from the operation of hotels. Specifically, our revenue is comprised of:

•	Rooms revenue-Occupancy and ADR are the major drivers of rooms revenue. Rooms revenue accounts for the substantial majority of our total revenue.

•
Food and beverage revenue-Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s food and beverage outlets or meeting and banquet facilities).

•	Other hotel revenue-Occupancy and the nature of the property are the main drivers of other ancillary revenue, such as telecommunications, parking and leasing services.
Hotel Operating Expenses—The following presents the components of our hotel operating expenses:

•
Rooms expense-These costs include housekeeping wages and payroll taxes, reservation systems, room supplies, laundry services and front desk costs. Like rooms revenue, occupancy is the major driver of rooms expense and, therefore, rooms expense has a significant correlation to rooms revenue. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.

•
Food and beverage expense-These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than restaurant, bar or other on-

property food and beverage outlets) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.

•	Management fees-Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.

•
Other hotel expenses-These expenses include labor and other costs associated with the other operating department revenues, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs.

Most categories of variable operating expenses, including labor costs such as housekeeping, fluctuate with changes in occupancy. Increases in occupancy are accompanied by increases in most categories of variable operating expenses, while increases in ADR typically only result in increases in limited categories of operating costs and expenses, such as franchise fees, management fees and credit card processing fee expenses which are based on hotel revenues. Thus, changes in ADR have a more significant impact on operating margins than changes in occupancy.
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2019	2018	2017	2019 to 2018	2018 to 2017
Total revenue	$1,502,759	$1,430,789	$1,439,270	$71,970	$(8,481)
Total hotel expenses	(952,674)	(900,582)	(907,301)	(52,092)	6,719
Property taxes, insurance and other	(84,110)	(78,355)	(73,579)	(5,755)	(4,776)
Depreciation and amortization	(269,003)	(258,458)	(246,731)	(10,545)	(11,727)
Impairment charges	(33,628)	(23,391)	(10,153)	(10,237)	(13,238)
Transaction costs	(2)	(11)	(14)	9	3
Advisory service fee	(63,632)	(69,122)	(53,199)	5,490	(15,923)
Corporate, general and administrative	(11,107)	(10,931)	(13,288)	(176)	2,357
Gain (loss) on sale of assets and hotel properties	26,126	475	14,030	25,651	(13,555)
Operating income (loss)	114,729	90,414	149,035	24,315	(58,621)
Equity in earnings (loss) of unconsolidated entities	(2,307)	867	(5,866)	(3,174)	6,733
Interest income	3,067	3,952	2,202	(885)	1,750
Other income (expense)	10,490	64	(3,422)	10,426	3,486
Interest expense and amortization of loan costs	(262,001)	(236,786)	(222,631)	(25,215)	(14,155)
Write-off of premiums, loan costs and exit fees	(2,841)	(8,847)	(2,845)	6,006	(6,002)
Unrealized gain (loss) on marketable securities	1,896	(1,013)	(4,649)	2,909	3,636
Unrealized gain (loss) on derivatives	(4,494)	(2,178)	(2,802)	(2,316)	624
Income tax benefit (expense)	(1,218)	(2,782)	2,218	1,564	(5,000)
Net income (loss)	(142,679)	(156,309)	(88,760)	13,630	(67,549)
(Income) loss from consolidated entities attributable to noncontrolling interests	112	30	110	82	(80)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	28,932	29,313	21,642	(381)	7,671
Net income (loss) attributable to the Company	$(113,635)	$(126,966)	$(67,008)	$13,331	$(59,958)

Comparison of Year Ended December 31, 2019 with Year Ended December 31, 2018
All hotel properties owned during the years ended December 31, 2019 and 2018 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the years ended December 31, 2019 and 2018. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Type	Date
SpringHill Suites Glen Allen (1)	Glen Allen, VA	Disposition	February 20, 2018
SpringHill Suites Centreville (1)	Centreville, VA	Disposition	May 1, 2018
Residence Inn Tampa (1)	Tampa, FL	Disposition	May 10, 2018
Hilton Alexandria Old Town (2)	Alexandria, VA	Acquisition	June 29, 2018
La Posada de Santa Fe (2)	Santa Fe, NM	Acquisition	October 31, 2018
Embassy Suites New York Manhattan Times Square (2)	New York, NY	Acquisition	January 22, 2019
Hilton Santa Cruz/Scotts Valley (2)	Santa Cruz, CA	Acquisition	February 26, 2019
San Antonio Marriott (1)	San Antonio, TX	Disposition	August 2, 2019
Hilton Garden Inn Wisconsin Dells (1)	Wisconsin Dells, WI	Disposition	August 6, 2019
Courtyard Savannah (1)	Savannah, GA	Disposition	August 14, 2019
SpringHill Suites Jacksonville (1)	Jacksonville, FL	Disposition	December 3, 2019
____________________________________
(1) Collectively referred to as “Hotel Dispositions”
(2) Collectively reported as “Hotel Acquisitions”
The following table illustrates the key performance indicators of the hotel properties and WorldQuest included in our results of operations:

	Year Ended December 31,
	2019	2018
RevPAR (revenue per available room)	$127.22	$123.62
Occupancy	76.26%	76.32%
ADR (average daily rate)	$166.84	$161.99
The following table illustrates the key performance indicators of the 113 hotel properties and WorldQuest that were included for the full years ended December 31, 2019 and 2018, respectively:

	Year Ended December 31,
	2019	2018
RevPar	$125.70	$124.26
Occupancy	75.93%	76.32%
ADR	$165.55	$162.82
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $13.3 million, from $127.0 million for the year ended December 31, 2018 (“2018”) to $113.6 million for the year ended December 31, 2019 (“2019”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $50.3 million, or 4.4%, to $1.2 billion during 2019 compared to 2018. This increase is attributable to higher rooms revenue of $49.1 million from our Hotel Acquisitions and $12.8 million at our comparable hotel properties and WorldQuest. These increases were partially offset by lower rooms revenue of $11.7 million from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 1.7% in room rates and a decrease of 39 basis points in occupancy.

Food and beverage revenue increased $19.6 million, or 8.7%, to $243.9 million in 2019 compared to 2018. This increase is attributable to higher food and beverage revenue of $12.9 million at our comparable hotel properties and WorldQuest, $7.1 million from our Hotel Acquisitions, partially offset by lower revenue of $396,000 from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, increased $1.9 million, or 2.8%, to $69.7 million in 2019 compared to 2018. This increase is attributable to higher other revenue of $3.0 million from our Hotel Acquisitions and $2.2 million from our comparable hotel properties and WorldQuest, partially offset by lower other revenue of $494,000 from our Hotel Dispositions and lower business interruption income of $2.8 million. In 2018, we received $2.5 million of business interruption income for the Hilton St. Petersburg Bayfront and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010 and $401,000 of business interruption income related to Hurricane Irma. In 2019, we received $172,000 of business interruption income at certain hotel properties. Other non-hotel revenue increased $193,000, or 4.8%, to $4.2 million in 2019.
Hotel Operating Expenses. Hotel operating expenses increased $52.1 million, or 5.8%, to $952.7 million during 2019 compared to 2018. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $22.5 million in 2019 compared to 2018, which was comprised of an increase of $18.3 million from our Hotel Acquisitions and $7.6 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $3.4 million from our Hotel Dispositions. Direct expenses were 29.7% of total hotel revenue for 2019 and 29.6% for 2018. Indirect expenses and management fees increased $29.6 million in 2019 compared to 2018, which was comprised of an increase of $19.0 million from our Hotel Acquisitions and $15.2 million from our comparable hotel properties and WorldQuest, partially offset by a decrease of $4.6 million from our Hotel Dispositions.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $5.8 million or 7.3%, to $84.1 million during 2019 compared to 2018. The increase was primarily due to an increase of $4.5 million from our Hotel Acquisitions and $2.7 million at our comparable hotel properties and WorldQuest, partially offset by a property tax refund of $590,000 and a decrease of $843,000 from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization increased $10.5 million or 4.1%, to $269.0 million during 2019 compared to 2018. The increase was primarily due to an increase of $6.1 million from our Hotel Acquisitions and $6.6 million at our comparable hotel properties and WorldQuest, partially offset by a decrease of $2.2 million from our Hotel Dispositions.
Impairment Charges. Impairment charges increased $10.2 million, or 43.8%, to $33.6 million in 2019 compared to 2018. We recorded an impairment charge of $33.6 million in 2019 that was comprised of $5.1 million at the Courtyard Savannah Downtown and $1.4 million at the Hilton Garden Inn Wisconsin Dells as a result of their sales as well as $10.2 million at the Washington Hampton Inn Pittsburgh Meadow Lands, $9.3 million at the Pittsburgh Hampton Inn Waterfront, and $7.6 million at the Stillwater Residence Inn as a result of changes to the expected holding periods of these hotel properties. We recorded an impairment charge of $23.4 million in 2018 which was comprised of a $9.9 million impairment charge at the San Antonio Marriott, a $6.7 million impairment charge at the Annapolis Crowne Plaza, a $5.1 million impairment charge at the Hilton Garden Inn Wisconsin Dells and a $2.0 million impairment charge at the SpringHill Suites Centreville. This increase was partially offset by impairment credits of $275,000 from changes in estimates of property damage incurred from Hurricanes Harvey and Irma.
Transaction Costs. Transaction costs decreased $9,000 or 81.8%, to $2,000 in 2019 compared to 2018.
Advisory Service Fee. The advisory services fee decreased $5.5 million or 7.9%, to $63.6 million in 2019 compared to 2018. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In 2019, the advisory services fee was comprised of a base advisory fee of $36.3 million, equity-based compensation of $18.0 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $9.3 million. In 2018, the advisory services fee was comprised of a base advisory fee of $35.5 million, equity-based compensation of $25.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $8.4 million. In 2018, approximately $4.5 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
Corporate, General and Administrative. Corporate, general and administrative expenses increased $176,000, or 1.6%, to $11.1 million during 2019 compared to 2018. The increase in 2019 was primarily attributable to $896,000 of reimbursed operating expenses of Ashford Securities paid by Ashford Trust. These costs were partially offset by lower legal and professional fees of $454,000, public company costs of $89,000 and other miscellaneous expenses of $177,000 in 2019 compared to 2018.
Gain (Loss) on Sale of Assets and Hotel Properties. Gain on the sale of assets and hotel properties was $26.1 million and $475,000 in the 2019 and 2018, respectively. The gain in 2019 was comprised of $19.4 million gain related to the disposition of land at Hilton St. Petersburg Bayfront, $6.5 million gain related to the sales of the SpringHill Suites Jacksonville, San Antonio Marriott and two units at WorldQuest and a $561,000 gain related to the sale of assets at the Santa Fe La Posada, Hilton Santa Cruz/Scotts Valley, Minneapolis Le Meridien and the Embassy Suites New York Manhattan Times Square related to ERFP. These gains were partially offset by a loss of $352,000 from the sale of the Hilton Garden Inn Wisconsin Dells and Courtyard Savannah. The gain in 2018 was comprised of a $488,000 gain from the sales of the Tampa Residence Inn and SpringHill Suites Centreville, partially offset by a loss of $13,000 from the sale of the SpringHill Suites Glen Allen.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $3.2 million from equity in earnings of $867,000 in 2018 to equity in loss of $2.3 million in 2019. In 2019, we recorded equity in loss of $1.9 million from Ashford Inc. and $411,000 from OpenKey. In 2018, we recorded equity in earnings of $1.5 million from Ashford Inc. partially offset by an equity in loss of $592,000 from OpenKey.
Interest Income. Interest income was $3.1 million and $4.0 million in 2019 and 2018, respectively.
Other Income (Expense). Other income increased $10.4 million to $10.5 million during 2019 compared to 2018. In 2019, we recorded a realized gain on our disposition of our investment in Ashford Inc. of $11.8 million, a realized gain on marketable securities of $84,000, dividend income of $271,000 and other income of $219,000; partially offset by expense of $1.1 million related to CMBX premiums and interest paid on collateral and a realized loss of $800,000 on interest rate floors. In 2018, we recorded dividend income of $603,000, a realized gain on marketable securities of $89,000 and other miscellaneous income of $417,000; partially offset by expense of $1.0 million related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $25.2 million or 10.6%, to $262.0 million during 2019 compared to 2018. The increase is primarily due to higher interest expense and amortization of loan costs of $13.9 million due to higher LIBOR rates and higher amortization of loan costs from refinances at our comparable hotel properties and $13.5 million from our Hotel Acquisitions, partially offset by lower interest expense and amortization of loan costs of $2.2 million from loan repayments resulting from our Hotel Dispositions. The average LIBOR rates in 2019 and 2018 were 2.22% and 2.00%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees was $2.8 million and $8.8 million in 2019 and 2018, respectively. In 2019, we incurred write-off of loan costs and exit fees of $2.8 million consisting of the write-off of unamortized loan costs of $2.4 million and other costs of $490,000 as a result of loan refinances and hotel property sales. In 2018, we incurred write-off of loan costs and exit fees of $8.8 million consisting of the write-off of unamortized loan costs of $2.9 million and other costs of $6.0 million as a result of the refinancing of mortgage loans and hotel property sales.
Unrealized Gain (Loss) on Marketable Securities. We recognized a $1.9 million unrealized gain on marketable securities in 2019 and a $1.0 million unrealized loss on marketable securities in 2018, which are based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives increased $2.3 million or 106.3%, to $4.5 million during 2019 compared to 2018. In 2019, we recognized an unrealized loss of $3.2 million related to CMBX tranches, $1.7 million associated with interest rate caps, and $437,000 from interest rate floors. These losses were partially offset by an unrealized gain of $800,000 associated with the recognition of realized losses from the termination of interest rate floors. In 2018, we recognized unrealized losses of $2.7 million from interest rate caps and $488,000 from interest rate floors, partially offset by unrealized gains of $988,000 from CMBX tranches.
Income Tax (Expense) Benefit. Income tax expense decreased $1.6 million or 56.2%, to $1.2 million in 2019 compared to 2018. The decrease was primarily due to a decrease in the profitability of our TRS entities in 2019 compared to 2018.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated losses of $112,000 and $30,000 during 2019 and 2018, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in our operating partnership were allocated their proportionate share of net loss of $28.9 million and $29.3 million in 2019 and 2018, respectively. Redeemable noncontrolling interests represented ownership interests of 15.92% and 14.64% in the operating partnership at December 31, 2019 and 2018, respectively.
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
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. We made no purchases under the Repurchase Program in 2019.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. No shares were issued during the year ended December 31, 2019. As of December 31, 2019, we have issued approximately 2.4 million shares of our common stock for gross proceeds of approximately $15.5 million leaving approximately $84.5 million available under the program.
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
On August 6, 2019, we repaid $7.7 million of principal on our mortgage loan secured by the Hilton Garden Inn Wisconsin Dells as a result of the sale of the hotel property.
On August 14, 2019, we repaid $28.8 million of principal on our mortgage loan partially secured by the Courtyard Savannah as a result of the sale of the hotel property.
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust has entered into a contribution agreement with Ashford Inc. pursuant to which Ashford Trust has agreed to contribute, with Braemar, up to $15.0 million to fund the operations of Ashford Securities. These costs will be allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% to Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the True-up Date, the capital contributions will be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Funding advances will be expensed as the expenses are incurred by Ashford Securities. As of December 31, 2019, Ashford Trust has funded approximately $2.5 million.
On October 2, 2019, the Company entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common of Ashford Inc. stock held by our TRS subsidiaries, totaling 393,077 shares, for $30 per share, resulting in total proceeds of approximately $11.8 million to the Company.
On October 15, 2019, we repaid approximately $8.0 million principal on our mortgage loan partially secured by the Hilton St. Petersburg Bayfront as a result of the sale of the 1.65-acre parking lot adjacent to hotel.
On December 27, 2019, we amended the mortgage loan secured by the Indigo Atlanta totaling $16.0 million. The amended mortgage loan totaling $16.1 million has a three-year term, is interest only and bears interest at a rate of LIBOR + 2.25%. The stated maturity is December 2022 with two one-year extension options, subject to the satisfaction of certain conditions.
On January 9, 2020, we refinanced our $43.8 million mortgage loan, secured by the Le Pavillon in New Orleans, Louisiana. We repaid $6.8 million on the existing loan. The new mortgage loan totals $37.0 million. The new mortgage loan is interest only and provides for an interest rate of LIBOR + 3.4%. The stated maturity is January 2023 with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Le Pavillon.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $177.2 million and $181.6 million for the years ended December 31, 2019 and 2018, respectively. Cash flows from operations were impacted by changes in hotel operations, the operating results of our 2019 and 2018 hotel acquisitions and dispositions as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2019, investing activities used net cash flows of $253.2 million, which primarily consisted of cash outflows of $159.2 million for capital improvements made to various hotel properties, $212.6 million primarily for the purchase of the Embassy Suites New York Manhattan Times Square and Hilton Santa Cruz/Scotts Valley, a $647,000 investment in OpenKey and $475,000 of payments for initial franchise fees. Cash outflows were partially offset by cash inflows of $102.7 million from proceeds received from the sales of the San Antonio Marriott, Hilton Garden Inn Wisconsin Dells, Courtyard Savannah, SpringHill Suites Jacksonville, a parking lot adjacent to the Hilton St. Petersburg Bayfront and FF&E for ERFP, $11.8 million of proceeds from the sale of our investment in Ashford Inc., $4.0 million of proceeds from franchise agreement extensions and $1.2 million of proceeds from property insurance.
For the year ended December 31, 2018, investing activities used net cash flows of $329.6 million which primarily consisted of cash outflows of $162.6 million primarily for the purchase of the Hilton Alexandria Old Town and La Posada de Santa Fe and $207.3 million for capital improvements made to various hotel properties, $667,000 investment in OpenKey and $329,000 of payments for initial franchise fees. These outflows were partially offset by inflows of $40.6 million from proceeds received from the sales of the SpringHill Suites Glen Allen, SpringHill Suites Centreville and Residence Inn Tampa and $651,000 of proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2019, net cash flows provided by financing activities were $34.4 million. Cash inflows consisted of $404.8 million in borrowings on indebtedness. Cash inflows were partially offset by cash outflows, which consisted of $272.4 million for repayments of indebtedness, $86.2 million for dividend and distribution payments to common and preferred stockholders and unitholders, $9.6 million for payments of loan costs and exit fees, $1.1 million of payments for derivatives and $1.0 million for the repurchase of common stock.

For the year ended December 31, 2018, net cash flows provided by financing activities were $115.8 million. Cash inflows consisted primarily of $2.7 billion in borrowings on indebtedness $14.8 million from issuance of common stock and a $16.1 million deposit on ERFP assets from Ashford LLC. Cash inflows were partially offset by cash outflows primarily consisting $2.5 billion for repayments of indebtedness, $97.4 million for dividend and distribution payments to common and preferred stockholders and unitholders, $55.6 million for payments of loan costs and exit fees, $3.2 million of payments for derivatives and $1.6 million for the repurchase of common stock.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of December 31, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements.
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
Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances should be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes. With respect to upcoming maturities, we will continue to proactively address the refinancing or repayment of our 2020 and 2022 final debt maturities. No assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy or may result in lender foreclosure.
We are committed to an investment strategy where we will pursue hotel-related investments as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from cash on hand, future borrowings under a credit facility or other loans, or proceeds from additional issuances of common stock, preferred stock, or other securities, asset sales, and joint ventures. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments. We may, when conditions are suitable, consider additional capital raising opportunities.
Our existing hotel properties are mostly located in developed areas with competing hotel properties. Future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of competitive hotel properties, home sharing companies or apartment operators offering short-term rentals in its market area. Competition could also affect the quality and quantity of future investment opportunities.
Dividend Policy. During each of the quarters in the year ended December 31, 2019 our board of directors declared quarterly dividends of $0.12, $0.06, $0.06, and $0.06, per share of outstanding common stock. During each of the years ended December 31, 2018 and 2017 our board of directors declared quarterly dividends of $0.12 per share of outstanding common stock. In December 2019, the board of directors approved our 2020 dividend policy which stated our then-expectation to pay a quarterly dividend payment of $0.06 per share for 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends. As a result of the impact of the novel coronavirus (COVID-19) on our business, we expect that the board of directors will reconsider our previously announced dividend policy and may take further action with respect to 2020 dividends, including by eliminating or significantly reducing the dividend until such time as our business operating environment improves. The board of directors will continue to review our dividend policy with respect to both our common stock and preferred stock and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

INFLATION
We rely entirely on the performance of our hotel properties and the ability of the hotel properties’ managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, real estate and personal property taxes, property and casualty insurance, labor costs and utilities are subject to inflation as well.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The table below summarizes our future obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating leases and capital commitments, each as of December 31, 2019 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$3,279,403	$509,353	$251,580	$83,667	$4,124,003
Estimated interest obligations (1)	114,514	65,409	20,085	12,912	212,920
Operating lease obligations	3,425	6,327	6,052	204,869	220,673
Capital commitments	50,481	—	—	—	50,481
Total contractual obligations	$3,447,823	$581,089	$277,717	$301,448	$4,608,077
_________________________

(1)	For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2019.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2020 through 2038. See note 18 to our consolidated financial statements.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. We recorded impairment charges of $33.6 million, $23.4 million and $10.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. See note 5 to our consolidated financial statements.
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a TRS for U.S. federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions. See note 19 to our consolidated financial statements.
At December 31, 2019 and 2018, we recorded a valuation allowance of $7.7 million and $10.0 million, respectively on the net deferred tax assets of our taxable REIT subsidiaries. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. At December 31, 2019, we had net operating loss carryforwards for U.S. federal income tax purposes of $11.7 million, which begin to expire in 2030. The majority of the $11.7 million net operating loss carryforwards are attributable to acquired subsidiaries and subject to substantial limitation on their use. Management determined that it is more likely than not that as of December 31, 2019, $7.7 million of our net deferred tax assets will not be realized, and a valuation allowance has been recorded accordingly. At December 31, 2019, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $562.0 million, based on the latest filed tax return, which begin to expire in 2024, and are available to offset future taxable income, if any, through 2037.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2015 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under the new standard, lessee leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which allows entities to continue to apply the legacy guidance in Accounting Standards Codification (“ASC”) 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee.
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
The adoption of this standard has resulted in the recognition of ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $43.3 million as well as a corresponding operating lease ROU asset of $38.8 million, which includes, among other things, reclassified intangible assets of $9.0 million, intangible liabilities of $13.0 million and deferred rent of $485,000. The standard did not have a material impact on our consolidated statements of operations and statements of cash flows. See related disclosures in note 6.
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2018-19”). In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2019-11”). ASU 2019-11, clarifies specific issues within the amendments of ASU 2016-13. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that ASU 2020-01 will have on our consolidated financial statements and related disclosures.
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
We then further adjust EBITDAre to exclude certain additional items such as uninsured hurricane related costs, gain/loss on insurance settlements, write-off of premiums, loan costs and exit fees, other income/expense, net, transaction, acquisition and management conversion costs, legal, advisory and settlement costs, dead deal costs, software implementation costs, and non-cash items such as amortization of unfavorable contract liabilities, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(142,679)	$(156,309)	$(88,760)
Interest expense and amortization of premiums and loan costs, net	262,001	236,786	222,631
Depreciation and amortization	269,003	258,458	246,731
Income tax expense (benefit)	1,218	2,782	(2,218)
Equity in (earnings) loss of unconsolidated entities	2,307	(867)	5,918
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	4,336	3,445	(1,666)
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(403)	(572)	(498)
EBITDA	395,783	343,723	382,138
Impairment charges on real estate	33,628	23,391	10,153
(Gain) loss on sale of assets and hotel properties	(26,126)	(475)	(14,030)
EBITDAre	403,285	366,639	378,261
Amortization of unfavorable contract liabilities	176	(155)	(1,535)
Uninsured hurricane related costs	—	(291)	2,829
(Gain) loss on insurance settlements	(450)	(928)	(192)
Write-off of premiums, loan costs and exit fees	2,841	8,847	2,845
Other (income) expense, net	(10,219)	539	3,422
Transaction and conversion costs	2,329	863	4,299
Legal, advisory and settlement costs	1,660	1,084	4,199
Unrealized (gain) loss on marketable securities	(1,896)	1,013	4,649
Unrealized (gain) loss on derivatives	4,494	2,178	2,802
Dead deal costs	78	291	9
Software implementation costs	—	—	1,034
Non-cash stock/unit-based compensation	19,717	26,939	12,287
Company’s portion of (gain) loss of AQUA U.S. Fund	—	—	(52)
Company’s portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	2,941	4,479	6,790
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	49	17	13
Adjusted EBITDAre	$425,005	$411,515	$421,660

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes extinguishment of issuance costs upon redemption of preferred stock, write-off of premiums, loan costs and exit fees, uninsured hurricane related costs, other income/expense, transaction, acquisition and management conversion costs, legal, advisory and settlement costs, dead deal costs, software implementation costs, tax reform, and non-cash items such as gain/loss on insurance settlements, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities, derivative instruments, investment in securities investment fund, amortization of loan costs, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from AFFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(142,679)	$(156,309)	$(88,760)
(Income) loss from consolidated entities attributable to noncontrolling interests	112	30	110
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	28,932	29,313	21,642
Preferred dividends	(42,577)	(42,577)	(44,761)
Extinguishment of issuance costs upon redemption of preferred stock	—	—	(10,799)
Net income (loss) available to common stockholders	(156,212)	(169,543)	(122,568)
Depreciation and amortization on real estate	268,778	258,227	246,490
(Gain) loss on sale of assets and hotel properties	(26,126)	(475)	(14,030)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(28,932)	(29,313)	(21,642)
Equity in (income) loss of unconsolidated entities	2,307	(867)	5,918
Impairment charges on real estate	33,628	23,391	10,153
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	(4,030)	1,524	(5,410)
Company’s portion of FFO of unconsolidated entities (OpenKey)	(396)	(581)	(505)
FFO available to common stockholders and OP unitholders	89,017	82,363	98,406
Extinguishment of issuance costs upon redemption of preferred stock	—	—	10,799
Write-off of premiums, loan costs and exit fees	2,841	8,847	2,845
(Gain) loss on insurance settlements	(450)	(928)	(192)
Uninsured hurricane related costs	—	(291)	2,829
Other (income) expense, net	(10,219)	539	3,422
Transaction and conversion costs	2,329	863	4,299
Legal, advisory and settlement costs	1,660	1,084	4,199
Unrealized (gain) loss on marketable securities	(1,896)	1,013	4,649
Unrealized (gain) loss on derivatives	4,494	2,178	2,802
Dead deal costs	78	291	9
Software implementation costs	—	—	1,034
Non-cash stock/unit-based compensation	19,717	26,939	12,287
Tax reform	—	—	(1,080)
Amortization of loan costs	29,537	21,435	13,213
Company’s portion of unrealized loss of AQUA U.S. Fund	—	—	(52)
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	8,319	907	9,374
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	55	21	13
Adjusted FFO available to common stockholders and OP unitholders	$145,482	$145,261	$168,856

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2019, our total indebtedness of $4.1 billion included $3.8 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2019, would be approximately $9.4 million annually. Interest rate changes have no impact on the remaining $360.7 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2019, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $3.2 million at December 31, 2019.
We hold interest rate floors with notional amounts totaling $12.0 billion and strike rates ranging from (0.25)% to 1.63%. Our total exposure is capped at our initial upfront costs totaling $9.6 million. These instruments have termination dates ranging from March 2020 to November 2021.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases.
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
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 12, 2020

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Investments in hotel properties, net	$4,108,443	$4,105,219
Cash and cash equivalents	262,636	319,210
Restricted cash	135,571	120,602
Marketable securities	14,591	21,816
Accounts receivable, net of allowance of $698 and $485, respectively	39,638	37,060
Inventories	4,346	4,224
Notes receivable, net	7,709	—
Investment in unconsolidated entities	2,829	4,489
Deferred costs, net	2,897	3,449
Prepaid expenses	21,886	19,982
Derivative assets, net	1,691	2,396
Operating lease right-of-use assets	49,995	—
Other assets	17,932	15,923
Intangible asset, net	797	9,824
Due from related parties, net	3,019	—
Due from third-party hotel managers	17,368	21,760
Total assets	$4,691,348	$4,685,954
Liabilities and Equity
Liabilities:
Indebtedness, net	$4,106,518	$3,927,266
Accounts payable and accrued expenses	134,341	136,757
Dividends and distributions payable	20,849	26,794
Due to Ashford Inc., net	6,570	23,034
Due to related parties, net	—	1,477
Due to third-party hotel managers	2,509	2,529
Intangible liabilities, net	2,337	15,483
Operating lease liabilities	53,270	—
Derivative liabilities, net	42	50
Other liabilities	25,776	18,716
Total liabilities	4,352,212	4,152,106
Commitments and contingencies (note 18)
Redeemable noncontrolling interests in operating partnership	69,870	80,743
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 2,389,393 shares issued and outstanding at December 31, 2019 and 2018	24	24
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at December 31, 2019 and 2018	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at December 31, 2019 and 2018	62	62
Series H Cumulative Preferred Stock, 3,800,000 shares issued and outstanding at December 31, 2019 and 2018	38	38
Series I Cumulative Preferred Stock, 5,400,000 shares issued and outstanding at December 31, 2019 and 2018	54	54
Common stock, $0.01 par value, 400,000,000 shares authorized, 102,103,602 and 101,035,530 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,021	1,010
Additional paid-in capital	1,825,553	1,814,273
Accumulated deficit	(1,558,038)	(1,363,020)
Total stockholders’ equity of the Company	268,762	452,489
Noncontrolling interests in consolidated entities	504	616
Total equity	269,266	453,105
Total liabilities and equity	$4,691,348	$4,685,954
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue
Rooms	$1,184,987	$1,134,687	$1,143,135
Food and beverage	243,917	224,311	234,777
Other	69,653	67,782	58,204
Total hotel revenue	1,498,557	1,426,780	1,436,116
Other	4,202	4,009	3,154
Total revenue	1,502,759	1,430,789	1,439,270
Expenses
Hotel operating expenses:
Rooms	258,446	248,139	248,643
Food and beverage	167,945	156,902	161,683
Other expenses	472,437	442,463	444,322
Management fees	53,846	53,078	52,653
Total hotel operating expenses	952,674	900,582	907,301
Property taxes, insurance and other	84,110	78,355	73,579
Depreciation and amortization	269,003	258,458	246,731
Impairment charges	33,628	23,391	10,153
Transaction costs	2	11	14
Advisory services fee	63,632	69,122	53,199
Corporate, general and administrative	11,107	10,931	13,288
Total expenses	1,414,156	1,340,850	1,304,265
Gain (loss) on sale of assets and hotel properties	26,126	475	14,030
Operating income (loss)	114,729	90,414	149,035
Equity in earnings (loss) of unconsolidated entities	(2,307)	867	(5,866)
Interest income	3,067	3,952	2,202
Other income (expense)	10,490	64	(3,422)
Interest expense and amortization of premiums and loan costs	(262,001)	(236,786)	(222,631)
Write-off of premiums, loan costs and exit fees	(2,841)	(8,847)	(2,845)
Unrealized gain (loss) on marketable securities	1,896	(1,013)	(4,649)
Unrealized gain (loss) on derivatives	(4,494)	(2,178)	(2,802)
Income (loss) before income taxes	(141,461)	(153,527)	(90,978)
Income tax benefit (expense)	(1,218)	(2,782)	2,218
Net income (loss)	(142,679)	(156,309)	(88,760)
(Income) loss from consolidated entities attributable to noncontrolling interests	112	30	110
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	28,932	29,313	21,642
Net income (loss) attributable to the Company	(113,635)	(126,966)	(67,008)
Preferred dividends	(42,577)	(42,577)	(44,761)
Extinguishment of issuance costs upon redemption of preferred stock	—	—	(10,799)
Net income (loss) attributable to common stockholders	$(156,212)	$(169,543)	$(122,568)
Income (loss) per share – basic and diluted:
Basic:
Net income (loss) attributable to common stockholders	$(1.58)	$(1.75)	$(1.30)
Weighted average common shares outstanding – basic	99,837	97,282	95,207
Diluted:
Net income (loss) attributable to common stockholders	$(1.58)	$(1.75)	$(1.30)
Weighted average common shares outstanding – diluted	99,837	97,282	95,207
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(142,679)	$(156,309)	$(88,760)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—
Total comprehensive income (loss)	(142,679)	(156,309)	(88,760)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	112	30	110
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	28,932	29,313	21,642
Comprehensive income (loss) attributable to the Company	$(113,635)	$(126,966)	$(67,008)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Stock														Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2017	1,657	$17	9,469	$95	4,800	$48	6,200	$62	—	$—	—	$—	96,377	$964	$1,764,450	$(974,015)	$756	$792,377	$132,768
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(203)	(2)	(1,270)	—	—	(1,272)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,227	—	—	7,227	5,060
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	(56)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	—	—	1,271	12	(12)	—	—	—	94
Redemption of preferred shares	(1,657)	(17)	(7,080)	(71)	—	—	—	—	—	—	—	—	—	—	(207,538)	(10,799)	—	(218,425)	—
Issuances of preferred shares	—	—	—	—	—	—	—	—	3,800	38	5,400	54	—	—	221,979	—	—	222,071	—
Dividends declared - common shares ($.48/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,104)	—	(47,104)	—
Dividends declared - preferred shares- Series A ($1.6032/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,539)	—	(2,539)	—
Dividends declared - preferred shares- Series D ($2.1124/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,211)	—	(18,211)	—
Dividends declared – preferred shares- Series F ($1.8436/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,849)	—	(8,849)	—
Dividends declared – preferred shares- Series G ($1.8436/share	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,430)	—	(11,430)	—
Dividends declared – preferred shares- Series H ($.6563/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,494)	—	(2,494)	—
Dividends declared – preferred shares- Series I ($.2292/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,238)	—	(1,238)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,007)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	20	—	161	—	—	161	(161)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,010)	—	(10,010)	10,010
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(67,008)	(110)	(67,118)	(21,642)
Balance at December 31, 2017	—	$—	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	97,409	$974	$1,784,997	$(1,153,697)	$646	$633,146	$116,122
Purchases of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(249)	(3)	(1,595)	—	—	(1,598)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,098	—	—	16,098	10,841
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	(48)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	—	—	1,490	15	108	—	—	123	53
Issuance of common stock (net)	—	—	—	—	—	—	—	—	—	—	—	—	2,434	24	14,665	—	—	14,689	—
Dividends declared - common shares ($.48/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,951)	—	(47,951)	—
Dividends declared - preferred shares- Series D ($2.1124/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,047)	—	(5,047)	—
Dividends declared – preferred shares- Series F ($1.8436/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,849)	—	(8,849)	—
Dividends declared – preferred shares- Series G ($1.8436/share	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,431)	—	(11,431)	—
Dividends declared – preferred shares- Series H ($1.875/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,125)	—	(7,125)	—
Dividends declared – preferred shares- Series I ($1.875/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,125)	—	(10,125)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,789)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,171	—	8,171	(8,171)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(126,966)	(30)	(126,996)	(29,313)
Balance at December 31, 2018	—	$—	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	101,036	$1,010	$1,814,273	$(1,363,020)	$616	$453,105	$80,743
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,755	—	1,755	—
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(210)	(1)	(1,030)	—	—	(1,031)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,413	—	—	12,413	7,304

	Preferred Stock														Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series A		Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	(62)	(1)	1	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	—	—	1,340	13	(13)	—	—	—	28
Issuance of units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,854
Common stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(91)	—	—	(91)
Dividends declared - common shares ($.30/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,116)	—	(31,116)	—
Dividends declared - preferred shares- Series D ($2.1124/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,048)	—	(5,048)	—
Dividends declared – preferred shares- Series F ($1.8436/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,849)	—	(8,849)	—
Dividends declared – preferred shares- Series G ($1.8436/share	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,430)	—	(11,430)	—
Dividends declared – preferred shares- Series H ($1.875/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,125)	—	(7,125)	—
Dividends declared – preferred shares- Series I ($1.875/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,125)	—	(10,125)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,572)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,445)	—	(9,445)	9,445
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(113,635)	(112)	(113,747)	(28,932)
Balance at December 31, 2019	—	$—	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	102,104	$1,021	$1,825,553	$(1,558,038)	$504	$269,266	$69,870
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(142,679)	$(156,309)	$(88,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	269,003	258,458	246,731
Impairment charges	33,628	23,391	10,153
Amortization of intangibles	(257)	(237)	(238)
Recognition of deferred income	(954)	(577)	(869)
Deferred income tax expense (benefit)	(159)	135	2,324
Bad debt expense	3,127	2,148	2,185
Equity in (earnings) loss of unconsolidated entities	2,307	(867)	5,866
(Gain) loss on sale of assets and hotel properties, net	(26,126)	(475)	(14,030)
Realized and unrealized (gain) loss on marketable securities	(1,980)	924	3,678
Purchases of marketable securities	(4,208)	(12,228)	(54,793)
Sales of marketable securities	13,413	16,414	77,374
Realized (gain) loss on investment in Ashford Inc.	(11,792)	—	—
(Gain) loss on insurance settlement	(450)	(928)	—
Net settlement of trading derivatives	(3,485)	648	(5,035)
Realized and unrealized (gains) losses on derivatives	5,294	2,178	7,510
Amortization of loan costs and premiums and write-off of premiums, loan costs and exit fees	32,153	30,012	14,190
Equity-based compensation	19,717	26,939	12,287
Amortization of parking asset	118	—	—
Non-cash interest income	(191)	—	—
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	(6,639)	5,553	2,037
Prepaid expenses and other assets	2,307	(1,946)	(4,762)
Operating lease right-of-use assets	1,322	—	—
Operating lease liabilities	(937)	—	—
Accounts payable and accrued expenses	(4,177)	376	(5,316)
Due to/from related parties	(4,496)	(574)	944
Due to/from third-party hotel managers	4,372	(4,214)	(4,353)
Due to/from Braemar OP, net	—	—	(488)
Due to/from Ashford Inc., net	(1,256)	(8,793)	(570)
Other liabilities	234	1,532	1,317
Net cash provided by (used in) operating activities	177,209	181,560	207,382
Cash Flows from Investing Activities
Investment in unconsolidated entity	(647)	(667)	(984)
Proceeds from franchise agreement extensions	4,000	—	—
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	(212,552)	(162,593)	(363)
Improvements and additions to hotel properties	(159,220)	(207,325)	(221,960)
Net proceeds from sale of assets and hotel properties	102,676	40,629	105,267
Payments for initial franchise fees	(475)	(329)	(225)
Liquidation of U.S. AQUA Fund	—	—	50,942
Proceeds from sale of investment in Ashford Inc.	11,792	—	—
Proceeds from property insurance	1,233	651	3,442
Net cash provided by (used in) investing activities	(253,193)	(329,634)	(63,881)
Cash Flows from Financing Activities
Borrowings on indebtedness	404,795	2,705,769	704,800
Repayments of indebtedness	(272,357)	(2,463,100)	(754,836)
Payments for loan costs and exit fees	(9,643)	(55,555)	(13,871)
Payments for dividends and distributions	(86,210)	(97,445)	(101,592)
Purchases of common stock	(1,031)	(1,598)	(1,272)
Redemption of preferred stock	—	—	(218,425)
Payments for derivatives	(1,112)	(3,162)	(871)
Proceeds from common stock offering	—	14,752	—
Proceeds from preferred stock offerings	—	—	222,071
Preferred and common stock offering costs	(91)	—	—
Deposit on ERFP assets	—	16,100	—
Other	28	53	94

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in) financing activities	34,379	115,814	(163,902)
Net change in cash and cash equivalents	(41,605)	(32,260)	(20,401)
Cash, cash equivalents and restricted cash at beginning of year	439,812	472,072	492,473
Cash, cash equivalents and restricted cash at end of year	$398,207	$439,812	$472,072

Supplemental Cash Flow Information
Interest paid	$233,771	$215,344	$210,644
Income taxes paid (received), net	(1,059)	1,890	(253)

Supplemental Disclosure of Investing and Financing Activities
Accrued but unpaid capital expenditures	$24,239	$23,615	$19,456
Dividends and distributions declared but not paid	20,849	26,794	25,045
Issuance of units for hotel acquisition	7,854	—	—
Assumption of debt in hotel acquisition	24,922	—	—
Notes receivable issued in land sale	7,590	—	—
Other non-cash consideration from land sale	4,797	—	—
Non-cash dividends paid	—	123	—
Unsettled common stock offering proceeds	—	1,075	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$319,210	$354,805	$347,091
Cash and cash equivalents at beginning of period included in assets held for sale	—	78	976
Restricted cash at beginning of period	120,602	116,787	144,014
Restricted cash at beginning of period included in assets held for sale	—	402	392
Cash, cash equivalents and restricted cash at beginning of period	$439,812	$472,072	$492,473

Cash and cash equivalents at end of period	$262,636	$319,210	$354,805
Cash and cash equivalents at end of period included in assets held for sale	—	—	78
Restricted cash at end of period	135,571	120,602	116,787
Restricted cash at end of period included in assets held for sale	—	—	402
Cash, cash equivalents and restricted cash at end of period	$398,207	$439,812	$472,072
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2019, 2018 and 2017
1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”).While our portfolio currently consists of upscale hotels and upper upscale full-service hotels, our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average, and in all methods including direct real estate, equity, and debt. Future investments will predominantly be in upper upscale hotels. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. In this report, terms such as the “Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2019, we owned interests in the following assets:

•
117 consolidated hotel properties, including 115 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 24,943 total rooms (or 24,916 net rooms excluding those attributable to our partner);

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”); and

•	17.0% ownership in OpenKey with a carrying value of $2.8 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2019, our 117 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. On November 6, 2019, Ashford Inc. completed its acquisition of Remington Lodging’s hotel management business from Mr. Monty J. Bennett, chairman of our board of directors, and chairman, chief executive officer and a significant stockholder of Ashford Inc., and Mr. Archie Bennett, Jr., our chairman emeritus and a significant stockholder of Ashford Inc. Remington Hotels manages 80 of our 117 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, investment management services and mobile key technology. See note 17.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following acquisitions and dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
Renaissance Portsmouth	Portsmouth, VA	Disposition	February 1, 2017
Embassy Suites Syracuse	Syracuse, NY	Disposition	March 6, 2017
Crowne Plaza Ravinia	Atlanta, GA	Disposition	June 29, 2017
SpringHill Suites Glen Allen	Glen Allen, VA	Disposition	February 20, 2018
SpringHill Suites Centreville	Centreville, VA	Disposition	May 1, 2018
Residence Inn Tampa	Tampa, FL	Disposition	May 10, 2018
Hilton Alexandria Old Town	Alexandria, VA	Acquisition	June 29, 2018
La Posada de Santa Fe	Santa Fe, NM	Acquisition	October 31, 2018
Embassy Suites New York Manhattan Times Square	New York, NY	Acquisition	January 22, 2019
Hilton Santa Cruz/Scotts Valley	Santa Cruz, CA	Acquisition	February 26, 2019
San Antonio Marriott	San Antonio, TX	Disposition	August 2, 2019
Hilton Garden Inn Wisconsin Dells	Wisconsin Dells, WI	Disposition	August 6, 2019
Courtyard Savannah	Savannah, GA	Disposition	August 14, 2019
SpringHill Suites Jacksonville	Jacksonville, FL	Disposition	December 3, 2019

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
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for FF&E replacements of approximately 4% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
Marketable Securities—Marketable securities include U.S. treasury bills and publicly traded equity securities. All of these investments are recorded at fair value. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “marketable securities.” Net investment income, including interest income, dividends, and realized gains and losses, is reported as a component of “other income (expense)” in the consolidated statement of operations. Unrealized gains and losses on these investments are reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
Accounts Receivable—Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. We generally do not require collateral. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of guests to make required payments for services. The allowance is maintained at a level believed to be adequate to absorb estimated receivable losses. The estimate is based on past receivable loss experience, known and inherent credit risks, current economic conditions, and other relevant factors, including specific reserves for certain accounts.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. We recorded impairment charges of $33.6 million, $23.4 million and $10.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. See note 5.
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
Investments in Unconsolidated Entities—As of December 31, 2019, we held a 17.0% ownership interest in OpenKey, which is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investment in our unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. No such impairment was recorded for the years ended December 31, 2019, 2018 and 2017.
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
Notes Receivable, net—We record notes receivable at present value upon the transaction date. Any discount or premium is amortized using the effective interest method.
Impairment of Notes Receivable—We review notes receivable for impairment each reporting period. A loan is impaired when, based on current information and events, collection of all amounts recorded as assets on the balance sheet is no longer considered probable. When a loan is impaired, we measure impairment based on the present value of expected cash flows discounted at the loan’s effective interest rate against the value of the asset recorded on the balance sheet. We may also measure impairment based on a loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the year ended December 31, 2019.
Leases—We determine if an arrangement is a lease at the commencement date. Operating leases, as lessee, are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our consolidated balance sheets. We currently do not have any finance leases.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms used to calculate our right-of-use asset may include options to extend or terminate the lease when

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Subsequent to the initial recognition, lease liabilities are measured using the effective interest method. The ROU asset is generally reduced utilizing a straight-line method adjusted for the lease liability accretion during the period.
We have lease agreements with lease and non-lease components, which under the elected practical expedients under Accounting Standard Codification (“ASC”) 842, we are not accounting for separately. For certain equipment leases, such as office equipment, copiers and vehicles, we account for the lease and non-lease components as a single lease component.
As of January 1, 2019, we recorded operating lease liabilities as well as a corresponding operating lease ROU asset which includes deferred rent and the reclassified intangible assets and intangible liabilities associated with above/below market-rate leases where we are the lessee.
Intangible Assets and Liabilities—Intangible assets represent the acquisition of a permanent docking easement and intangible liabilities represent the liabilities recorded on certain hotel properties’ lessor lease contracts that were below market rates at the date of acquisition. The asset is not subject to amortization and liabilities are amortized using the straight-line method over the remaining terms of the respective lease contracts. See note 21.
Deferred Costs, net—Debt issuance costs associated with debt obligations are reflected as a direct reduction to the related debt obligation on our consolidated balance sheets. Debt issuance costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements and are presented as an asset on our consolidated balance sheets. See notes 8 and 20.
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
Due to/from Related Parties—Due to/from related parties represents current receivables and payables resulting from transactions related to hotel management with a related party. Due to/from related parties is generally settled within a period not exceeding one year.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The noncontrolling interests in consolidated entities represent ownership interests of 15% in two hotel properties held by one joint venture at December 31, 2019 and 2018, and is reported in equity in the consolidated balance sheets.
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
Revenue Recognition—On January 1, 2018, we adopted Topic 606 using the modified retrospective method. As the adoption of this standard did not have a material impact on our consolidated financial statements, no adjustments to opening retained earnings were made as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605 - Revenue Recognition.
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
Prior to the adoption of Topic 606 on January 1, 2018, hotel revenues, including rooms, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, were recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities were not recorded in revenue. Interest income has been recognized when earned.
Other Hotel Expenses—Other hotel expenses include Internet, telephone charges, guest laundry, valet parking, and hotel-level general and administrative, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2019, 2018 and 2017, we incurred advertising costs of $10.4 million, $8.5 million and $7.5 million, respectively. Advertising costs are included in “other” hotel expenses in the accompanying consolidated statements of operations.

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
Depreciation and Amortization—Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for FF&E. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation and amortization expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for U.S. federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions. See note 19.
The “Income Taxes” topic of the FASB’s ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2015 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Adopted Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under the new standard, lessee leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee.
We adopted the standard effective January 1, 2019 on a modified retrospective basis and implemented internal controls to enable the preparation of financial information on adoption. We elected the practical expedients which provide us the option to apply the new guidance at its effective date on January 1, 2019 without having to adjust the comparative prior period financial statements. The package of practical expedients also allowed us to carry forward the historical lease classification. Additionally, in conjunction with the transition from ASC 840 to ASC 842, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.
The adoption of this standard has resulted in the recognition of ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $43.3 million as well as a corresponding operating lease ROU asset of $38.8 million, which includes, among other things, reclassified intangible assets of $9.0 million, intangible liabilities of $13.0 million and deferred rent of $485,000. The standard did not have a material impact on our consolidated statements of operations and statements of cash flows. See related disclosures in note 6.
Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2018-19”). In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2019-11”). ASU 2019-11, clarifies specific issues within the amendments of ASU 2016-13. We are currently evaluating the impact that ASU 2016-13 will have on our accounts receivable and notes receivable balances within our consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that ASU 2020-01 will have on our consolidated financial statements and related disclosures.
3. Revenue
For the years ended December 31, 2019, 2018, and 2017, we recorded $0, $2.6 million, and $0 of business interruption income for the Hilton St. Petersburg Bayfront and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. In 2019, we recorded $172,000 of miscellaneous business interruption income. Business interruption income is included in “other” hotel revenue in our consolidated statements of operations.
Taxes specifically collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$72,572	$18,878	$4,650	$—	$96,100
Boston, MA Area	3	61,222	7,943	3,773	—	72,938
Dallas / Ft. Worth Area	7	59,926	15,814	3,486	—	79,226
Houston, TX Area	3	26,038	9,208	809	—	36,055
Los Angeles, CA Metro Area	6	78,689	16,117	5,237	—	100,043
Miami, FL Metro Area	3	27,857	9,277	938	—	38,072
Minneapolis - St. Paul, MN - WI Area	4	32,073	7,997	3,727	—	43,797
Nashville, TN Area	1	51,628	22,356	2,356	—	76,340
New York / New Jersey Metro Area	7	98,961	24,239	3,461	—	126,661
Orlando, FL Area	3	30,400	1,865	1,737	—	34,002
Philadelphia, PA Area	3	24,469	3,903	723	—	29,095
San Diego, CA Area	2	17,838	1,395	1,015	—	20,248
San Francisco - Oakland, CA Metro Area	7	91,081	9,628	2,627	—	103,336
Tampa, FL Area	2	25,187	7,858	1,112	—	34,157
Washington D.C. - MD - VA Area	9	124,056	26,231	8,333	—	158,620
Other Areas	48	343,813	58,878	23,567	—	426,258
Orlando WorldQuest	—	4,066	102	1,333	—	5,501
Sold properties	4	15,111	2,228	769	—	18,108
Corporate	—	—	—	—	4,202	4,202
Total	121	$1,184,987	$243,917	$69,653	$4,202	$1,502,759

	Year Ended December 31, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$66,688	$17,060	$5,217	$—	$88,965
Boston, MA Area	3	60,232	7,725	3,468	—	71,425
Dallas / Ft. Worth Area	7	61,910	16,746	3,602	—	82,258
Houston, TX Area	3	26,783	9,214	854	—	36,851
Los Angeles, CA Metro Area	6	77,976	15,645	4,702	—	98,323
Miami, FL Metro Area	3	28,366	9,009	997	—	38,372
Minneapolis - St. Paul, MN - WI Area	4	36,138	9,618	4,602	—	50,358
Nashville, TN Area	1	50,120	13,116	1,783	—	65,019
New York / New Jersey Metro Area	6	74,441	23,029	2,899	—	100,369
Orlando, FL Area	3	28,966	1,570	1,325	—	31,861
Philadelphia, PA Area	3	24,385	4,534	869	—	29,788
San Diego, CA Area	2	18,392	1,075	971	—	20,438
San Francisco - Oakland, CA Metro Area	6	81,368	7,726	2,562	—	91,656
Tampa, FL Area	2	22,896	6,459	1,542	—	30,897
Washington D.C. - MD - VA Area	9	113,902	23,673	6,695	—	144,270
Other Areas	48	330,898	55,358	23,245	—	409,501
Orlando WorldQuest	—	4,429	130	1,188	—	5,747
Sold properties	7	26,797	2,624	1,261	—	30,682
Corporate	—	—	—	—	4,009	4,009
Total	122	$1,134,687	$224,311	$67,782	$4,009	$1,430,789

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year ended December 31, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$67,463	$17,526	$4,979	$—	$89,968
Boston, MA Area	3	58,719	8,265	3,217	—	70,201
Dallas / Ft. Worth Area	7	61,086	16,887	3,258	—	81,231
Houston, TX Area	3	27,965	9,162	738	—	37,865
Los Angeles, CA Metro Area	6	77,224	15,503	4,592	—	97,319
Miami, FL Metro Area	3	28,833	9,057	992	—	38,882
Minneapolis - St. Paul, MN - WI Area	4	36,156	9,740	4,391	—	50,287
Nashville, TN Area	1	50,530	16,979	1,629	—	69,138
New York / New Jersey Metro Area	6	73,670	24,876	2,528	—	101,074
Orlando, FL Area	3	30,053	1,851	736	—	32,640
Philadelphia, PA Area	3	23,434	4,052	725	—	28,211
San Diego, CA Area	2	18,044	1,512	769	—	20,325
San Francisco - Oakland, CA Metro Area	6	77,713	8,073	2,033	—	87,819
Tampa, FL Area	3	23,775	6,699	760	—	31,234
Washington D.C. - MD - VA Area	9	111,928	23,896	5,094	—	140,918
Other Areas	48	327,697	54,716	18,822	—	401,235
Orlando WorldQuest	—	4,946	141	1,224	—	6,311
Sold properties	10	43,899	5,842	1,717	—	51,458
Corporate	—	—	—	—	3,154	3,154
Total	126	$1,143,135	$234,777	$58,204	$3,154	$1,439,270

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$769,381	$670,362
Buildings and improvements	4,129,884	4,062,810
Furniture, fixtures and equipment	503,156	504,806
Construction in progress	29,745	37,394
Condominium properties	12,093	12,091
Total cost	5,444,259	5,287,463
Accumulated depreciation	(1,335,816)	(1,182,244)
Investments in hotel properties, net	$4,108,443	$4,105,219

The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $3.5 billion and $3.6 billion as of December 31, 2019 and 2018, respectively.
For the years ended December 31, 2019, 2018 and 2017, we recognized depreciation expense of $268.4 million, $257.9 million and $246.0 million, respectively.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We accounted for this transaction as an asset acquisition because substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. We allocated the cost of the acquisition including transaction costs of $1.5 million to the individual assets acquired on a relative fair value basis, which is considered a Level 3 valuation technique, as noted in the following table (in thousands):

Land	$111,619
Buildings and improvements	80,047
Furniture, fixtures and equipment (1)	8,626
Investments in hotel properties, net	$200,292
Key money	(3,800)
$196,492
Net other assets (liabilities)	$1,320
_____________________________
(1) FF&E of $8.6 million was sold to Ashford Inc. as a part of the ERFP transaction for the Embassy Suites New York Manhattan Times Square.
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) of the hotel property in our consolidated statements of operations for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Total revenue	$26,139
Net income (loss)	(3,549)

Hilton Santa Cruz/Scotts Valley
On February 26, 2019, we acquired a 100% interest in the 178-room Hilton Santa Cruz/Scotts Valley for $47.5 million. Consideration included cash of $14.7 million, approximately 1.5 million common units in our operating partnership and the assumption of a non-recourse mortgage loan with a face value of approximately $25.3 million and a fair value of $24.9 million (see note 8). The number of common units was determined using a price of $7.00 per common unit. On February 26, 2019, the price per unit was $5.35 resulting in a fair value of $7.9 million.
We accounted for this transaction as an asset acquisition because substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. We allocated the cost of the acquisition including transaction costs of $355,000 to the individual assets acquired on a relative fair value basis, which is considered a Level 3 valuation technique, as noted in the following table (in thousands):

Land	$9,399
Buildings and improvements	34,276
Furniture, fixtures and equipment (1)	3,852
Investments in hotel properties, net	$47,527
Debt discount	407
$47,934
Net other assets (liabilities)	$38
_____________________________

(1)	$3.9 million of FF&E was sold to Ashford Inc. as a part of the ERFP transaction for the Hilton Santa Cruz/Scotts Valley.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) of the hotel property in our consolidated statements of operations for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Total revenue	$9,106
Net income (loss)	(346)

5. Hotel Dispositions, Land Sale, Impairment Charges and Insurance Recoveries
Hotel Dispositions
On August 2, 2019, the Company sold the San Antonio Marriott for $34.0 million in cash. The sale resulted in a gain of approximately $2.6 million for the year ended December 31, 2019, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $26.8 million of debt associated with the hotel property. See note 8.
On August 6, 2019, the Company sold the Hilton Garden Inn Wisconsin Dells for $8.0 million in cash. The sale resulted in a loss of approximately $292,000 for the year ended December 31, 2019, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.7 million of debt associated with the hotel property. See note 8.
On August 14, 2019, the Company sold the Savannah Courtyard for approximately $29.8 million in cash. The sale resulted in a loss of approximately $60,000 for the year ended December 31, 2019, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $28.8 million of debt associated with the hotel property. See note 8.
On December 3, 2019, the Company sold the SpringHill Suites Jacksonville for approximately $11.2 million in cash. The sale resulted in a gain of approximately $3.8 million for the year ended December 31, 2019, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations.
On February 20, 2018, the Company sold the SpringHill Suites Glen Allen for approximately $10.9 million in cash. The sale resulted in a loss of approximately $13,000 for the year ended December 31, 2018, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.6 million of debt associated with the hotel property. See note 8.
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
On May 10, 2018, the Company sold the Residence Inn Tampa for approximately $24.0 million in cash. The sale resulted in a gain of approximately $390,000 for the year ended December 31, 2018, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $22.5 million of debt associated with the hotel property. See note 8.
On February 1, 2017, the Company sold the Renaissance Portsmouth hotel for approximately $9.2 million in cash. The sale resulted in a loss of $43,000 for the year ended December 31, 2017, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $20.2 million of debt associated with the hotel property. See note 8.
On March 6, 2017, the Company sold the Embassy Suites Syracuse for approximately $8.8 million in cash. The sale resulted in a loss of $40,000 for the year ended December 31, 2017, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $20.6 million of debt associated with the hotel property. See note 8.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 29, 2017, the Company sold the Crowne Plaza Ravinia in Atlanta, Georgia for approximately $88.7 million in cash. The sale resulted in a gain of $14.1 million for the year ended December 31, 2017, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $78.7 million of debt associated with the hotel property. See note 8.
We included the results of operations for these hotel properties through the date of disposition as shown in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017. The following table includes condensed financial information from these hotel properties (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total hotel revenue	$18,108	$30,682	$51,458
Total hotel operating expenses	(11,740)	(19,631)	(34,987)
Gain (loss) on sale of assets and hotel properties	6,072	475	14,030
Property taxes, insurance and other	(1,418)	(2,266)	(3,105)
Depreciation and amortization	(2,399)	(4,590)	(9,012)
Impairment charges	(6,533)	(16,983)	(8,301)
Operating income (loss)	2,090	(12,313)	10,083
Interest income	—	—	12
Interest expense and amortization of premiums and loan costs	(808)	(2,983)	(8,290)
Write-off of premiums, loan costs and exit fees	(426)	(524)	(98)
Income (loss) before income taxes	856	(15,820)	1,707
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(136)	2,316	(265)
Net Income (loss) before income taxes attributable to the Company	$720	$(13,504)	$1,442

Land Sale
On October 10, 2019, the Company sold the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront in St. Petersburg, Florida for consideration of approximately $20.6 million. The sale resulted in a gain of approximately $19.4 million for the year ended December 31, 2019, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statement of operations. The Company also repaid approximately $8.0 million of debt associated with the hotel property. See notes 8 and 9. The consideration received is summarized in the table below (in thousands):

Cash	$8,250
Note receivable - construction financing (1)	3,543
Note receivable - certificate of occupancy (2)	4,047
Other asset - future ownership rights of parking parcel (3)	4,100
Other asset - free use of parking easement prior to development commencement (4)	235
Other asset - reimbursement of parking fees while parking parcel is in development (5)	462
Total	$20,637
____________________________________

(1)	This note receivable has a face value of $4.0 million and was discounted at 7.0%, which represents the stated rate in the note. See note 9.

(2)	This note receivable has a face value of $5.3 million and was discounted at 7.0%, which represents the stated rate in the note. See note 9.

(3)	The $4.1 million is the estimated fair value on the closing date of the transaction.

(4)	This amount represents the value for the time period that the Company will receive free use of the parking easement prior to development commencement. The total amount was discounted at 7.0%.

(5)	This amount represents the value for parking fees that will be reimbursed to the Company during the development of the parking parcel and was discounted at 7.0%.
Impairment Charges and Insurance Recoveries
For the year ended December 31, 2019, we recorded impairment charges of $33.6 million. During the second quarter of 2019, we recorded impairment charges of $1.4 million at the Wisconsin Dells Hilton Garden Inn and $5.1 million at the Savannah Courtyard related to the disposition of the hotel properties. In the fourth quarter of 2019, we recorded impairment charges of $9.3

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million at the Pittsburgh Hampton Inn Waterfront, $7.6 million at the Stillwater Residence Inn, and $10.2 million at the Washington Hampton Inn Pittsburgh Meadow Lands. These impairment charges resulted from changes in the estimated holding periods of these hotel properties. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques.
For the year ended December 31, 2018, we recorded a $23.4 million impairment charge, which was comprised of $9.9 million at the San Antonio Marriott, $6.7 million at the Annapolis Crowne Plaza, $5.1 million at the Wisconsin Dells Hilton Garden Inn and $2.0 million at the SpringHill Suites Centreville related to its disposition. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. We also recorded impairment adjustments of $275,000 in 2018 based on changes in estimates of property damages incurred from Hurricanes Harvey and Irma.
For the year ended December 31, 2017, we recorded an impairment charge of $8.2 million related to two hotel properties. The impairment charges occurred at the SpringHill Suites Centreville and the SpringHill Suites Glen Allen in the amounts of $4.7 million and $3.5 million, respectively. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques. The hotel properties were held for sale as of December 31, 2017 and subsequently sold during 2018.
In August and September 2017, twenty-four of our hotel properties in Texas and Florida were impacted by the effects of Hurricanes Harvey and Irma. The Company holds insurance policies that provide coverage for property damage and business interruption after meeting certain deductibles at all of its hotel properties. During 2017, the Company recognized impairment charges, net of anticipated insurance recoveries of $2.0 million. Additionally, the Company recognized remediation and other costs, net of anticipated insurance recoveries of $2.8 million, included primarily in other hotel operating expenses. During the year ended December 31, 2019, 2018 and 2017, the Company received proceeds of $0, $401,000, and $612,000, respectively, for business interruption losses associated with lost profits, which has been recorded as “other” hotel revenue in our consolidated statement of operations, in excess of the deductible of $360,000.
We received additional proceeds of $43,000 and $836,000 associated with property damage from the hurricanes during the years ended December 31, 2019 and 2018. The Company will not record an insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.
6. Leases
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
The majority of our leases, as lessee, are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from 1 year to 99 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of December 31, 2019.
The discount rate used to calculate the lease liability and ROU asset related to our ground leases is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. The IBR is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term and at an amount equal to the lease payments in a similar economic environment.
During preparation of the December 31, 2019 financial statements management identified an error in the adoption of ASC 842. One lease was inadvertently excluded from the original entry to record the initial operating lease right-of-use asset and operating lease liability in the amount of approximately $8.8 million. Management evaluated the impact of this balance sheet entry and concluded it was immaterial. As a result, the operating lease right-of-use asset and related operating lease liability were recorded

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

as of December 31, 2019 in our consolidated balance sheet as an out-of-period adjustment. There was no impact to net income (loss) or cash flows for any prior period.
As of December 31, 2019, our leased assets and liabilities consisted of the following (in thousands):

December 31, 2019
Assets
Operating lease right-of-use assets	$49,995
Liabilities
Operating lease liabilities	$53,270

We incurred the following operating lease costs related to our operating leases (in thousands):

Classification	Year Ended December 31, 2019
Hotel operating expenses - other (1)	$4,323
_______________________________________
(1) For the year ended December 31, 2019, operating lease cost includes approximately $501,000 of variable lease cost associated with the ground leases and $176,000 of net amortization costs related to the intangible assets and liabilities that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

Year Ended December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$3,511
Weighted Average Remaining Lease Term
Operating leases (1)	73 years
Weighted Average Discount Rate
Operating leases (1)	5.17%
_______________________________________
(1) Calculated using the lease term, excluding extension options, and our calculated discount rates of the ground leases and owner managed leases.
Future minimum lease payments due under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

Operating Leases
2020	$3,425
2021	3,235
2022	3,092
2023	3,026
2024	3,026
Thereafter	204,869
Total future minimum lease payments	220,673
Less: interest	(167,403)
Present value of lease liabilities	$53,270

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum lease payments due under non-cancellable leases under ASC 840 as of December 31, 2018 were as follows (in thousands):

2019	$2,643
2020	2,506
2021	2,379
2022	2,297
2023	2,249
Thereafter	121,697
Total	$133,771

Enhanced Return Funding Program
We lease certain assets from Ashford Inc. under the Enhanced Return Funding Program. See note 17.
7. Investment in Unconsolidated Entities
Ashford Inc.
As of December 31, 2018, the Company held approximately 598,000 shares of Ashford Inc. common stock, which represented an approximate 25.0% ownership interest in Ashford Inc. with a carrying value of $1.9 million and a fair value of $31.0 million.
On October 2, 2019, the Company entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common stock of Ashford Inc. held by Ashford TRS, totaling 393,077 shares, for $30 per share, resulting in total proceeds of approximately $11.8 million and a gain of $11.8 million to the Company which is included in “other income (expense)” in our consolidated statement of operations for the year ended December 31, 2019. The carrying value of our investment in Ashford Inc. on October 2, 2019 was $0.
On October 21, 2019, the Company announced that its board of directors had declared the distribution of its remaining 205,086 shares of common stock of Ashford Inc. Both common stockholders and unitholders of Ashford Trust received their pro rata share of Ashford Inc. common stock. The distribution to Company common stockholders and unitholders was completed through a pro-rata taxable dividend of Ashford Inc. common stock on the Distribution Date to Company Record Holders as of the close of business of the NYSE on the Record Date. On the Distribution Date, each Company Record Holder received approximately 0.0017 shares of Ashford Inc. common stock for every unit and/or share of the Company’s common stock held by such Company Record Holder on the Record Date. No fractional shares of Ashford Inc. common stock were issued. Fractional shares of Ashford Inc. common stock to which Company Record Holders would otherwise be entitled were aggregated and, after the distribution, sold in the open market by the distribution agent. The aggregate net proceeds of the sales were distributed in a pro-rata manner as cash payments to the Company Record Holders who would otherwise have received fractional shares of Ashford Inc. common stock. Additionally, Company Record Holders who hold in “street name” on behalf of their customers may sell additional shares into the open market to make cash payments to their customers who would have otherwise received fractional shares of Ashford Inc. common stock. The carrying value of the remaining investment in Ashford Inc. on November 5, 2019 was $0.
Subsequent to the distribution, the Company does not have any ownership interest in Ashford Inc.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the condensed consolidated balance sheet and our ownership interest in Ashford Inc. as of December 31, 2018, and the condensed consolidated statements of operations of Ashford Inc. and our equity in earnings (loss) for the years ended December 31, 2019, 2018 and 2017 (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheet

December 31, 2018
Total assets	$379,005
Total liabilities	$108,726
Series B Convertible Preferred Stock	200,847
Redeemable noncontrolling interests	3,531
Total stockholders’ equity of Ashford Inc.	65,443
Noncontrolling interests in consolidated entities	458
Total equity	65,901
Total liabilities and equity	$379,005
Our ownership interest in Ashford Inc.	$1,896

Ashford Inc.
Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
Total revenue	$291,250	$195,520	$81,573
Total operating expenses	(302,480)	(196,359)	(92,095)
Operating income (loss)	(11,230)	(839)	(10,522)
Equity in earnings (loss) of unconsolidated entities	(286)	—	—
Realized and unrealized gain (loss) on investments, net	—	—	(91)
Interest expense and amortization of loan costs	(2,367)	(1,200)	(122)
Other income (expense)	49	(505)	264
Income tax benefit (expense)	(1,540)	10,364	(9,723)
Net income (loss)	(15,374)	7,820	(20,194)
(Income) loss from consolidated entities attributable to noncontrolling interests	536	924	358
Net (income) loss attributable to redeemable noncontrolling interests	983	1,438	1,484
Net income (loss) attributable to Ashford Inc.	(13,855)	10,182	(18,352)
Preferred dividends	(14,435)	(4,466)	—
Amortization of preferred stock discount	(1,928)	(730)	—
Net income attributable to common stockholders	$(30,218)	$4,986	$(18,352)
Our equity in earnings (loss) of Ashford Inc.	$(1,896)	$1,459	$(5,437)

OpenKey
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of December 31, 2019, the Company has made investments in OpenKey totaling $4.6 million. In 2019, 2018, and 2017 we made additional investments in OpenKey of $647,000, $667,000 and $983,000, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our carrying value and ownership interest in OpenKey:

	December 31, 2019	December 31, 2018
Carrying value of the investment in OpenKey (in thousands)	$2,829	$2,593
Ownership interest in OpenKey	17.0%	16.3%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Year Ended December 31,
Line Item	2019	2018	2017
Equity in earnings (loss) of unconsolidated entity	$(411)	$(592)	$(481)

AQUA U.S. Fund
In June 2015, for consideration of certain marketable securities, we obtained a 52.4% ownership interest in the AQUA U.S. Fund. The AQUA U.S. Fund was managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. The AQUA U.S. Fund was consolidated by Ashford Inc. During the first quarter of 2017, we liquidated our investment in the AQUA U.S. Fund subject to a 5% hold back of $2.6 million, which was received during the second quarter of 2017. For the year ended December 31, 2017, our equity in earnings was $52,000.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Indebtedness, net
Indebtedness and the carrying values of related collateral were as follows at December 31, 2019 and 2018 (in thousands):

				December 31, 2019		December 31, 2018
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (2)	1 hotel	July 2019	4.00%	$—	$—	$5,232	$7,752
Mortgage loan	1 hotel	August 2019	LIBOR (1) + 4.95%	—	—	7,778	9,446
Mortgage loan (3)	8 hotels	February 2020	LIBOR (1) + 2.92%	395,000	331,686	395,000	344,744
Mortgage loan (4) (5) (6)	19 hotels	April 2020	LIBOR (1) + 3.20%	907,030	1,077,936	962,575	1,168,504
Mortgage loan (7)	1 hotel	May 2020	LIBOR (1) + 2.90%	—	—	16,100	29,966
Mortgage loan (8)	1 hotel	June 2020	LIBOR (1) + 5.10%	43,750	60,191	43,750	62,995
Mortgage loan (4)	7 hotels	June 2020	LIBOR (1) + 3.65%	180,720	131,102	180,720	136,325
Mortgage loan (4)	7 hotels	June 2020	LIBOR (1) + 3.39%	174,400	131,420	174,400	137,611
Mortgage loan (4)	5 hotels	June 2020	LIBOR (1) + 3.73%	221,040	175,875	221,040	176,279
Mortgage loan (4)	5 hotels	June 2020	LIBOR (1) + 4.02%	262,640	105,702	262,640	116,304
Mortgage loan (4)	5 hotels	June 2020	LIBOR (1) + 2.73%	160,000	185,854	160,000	189,026
Mortgage loan (4)	5 hotels	June 2020	LIBOR (1) + 3.68%	215,120	198,059	215,120	193,120
Mortgage loan (9)	1 hotel	July 2020	LIBOR (1) + 4.40%	35,200	38,383	35,200	36,177
Mortgage loan (10)	8 hotels	July 2020	LIBOR (1) + 4.33%	144,000	168,054	144,000	173,678
Mortgage loan	1 hotel	November 2020	6.26%	91,542	112,767	93,433	121,162
Mortgage loan (11)	1 hotel	November 2020	LIBOR (1) + 2.55%	25,000	49,748	25,000	49,912
Mortgage loan (12) (13)	17 hotels	November 2020	LIBOR (1) + 3.00%	419,000	263,998	427,000	282,462
Mortgage loan (14)	2 hotels	March 2021	LIBOR (1) + 2.75%	240,000	235,705	—	—
Mortgage loan (15)	1 hotel	February 2022	LIBOR (1) + 3.90%	145,000	189,982	—	—
Mortgage loan (14)	2 hotels	June 2022	LIBOR (1) + 3.00%	—	—	178,099	245,984
Mortgage loan	1 hotel	November 2022	LIBOR (1) + 2.00%	97,000	186,400	97,000	194,886
Mortgage loan (7)	1 hotel	December 2022	LIBOR (1) + 2.25%	16,100	27,498	—	—
Mortgage loan	1 hotel	May 2023	5.46%	51,843	83,824	52,843	79,124
Mortgage loan	1 hotel	June 2023	LIBOR (1) + 2.45%	73,450	107,212	73,450	110,592
Mortgage loan	1 hotel	January 2024	5.49%	6,759	8,112	6,883	8,694
Mortgage loan	1 hotel	January 2024	5.49%	9,865	19,166	10,045	20,516
Mortgage loan	1 hotel	May 2024	4.99%	6,292	6,896	6,414	7,153
Mortgage loan (2)	1 hotel	June 2024	LIBOR (1) + 2.00%	8,881	7,416	—	—
Mortgage loan	3 hotels	August 2024	5.20%	64,207	48,560	65,242	50,768
Mortgage loan	2 hotels	August 2024	4.85%	11,845	11,727	12,048	10,909
Mortgage loan	3 hotels	August 2024	4.90%	23,683	17,348	24,086	16,211
Mortgage loan	2 hotels	February 2025	4.45%	19,438	10,314	19,835	10,423
Mortgage loan	3 hotels	February 2025	4.45%	50,279	70,318	51,304	73,645
Mortgage loan	1 hotel	March 2025	4.66%	24,919	43,577	—	—
				$4,124,003	$4,104,830	$3,966,237	$4,064,368
Premiums, net				655		1,293
Deferred loan costs, net				(18,140)		(40,264)
Indebtedness, net				$4,106,518		$3,927,266

____________________________________

(1)	LIBOR rates were 1.763% and 2.503% at December 31, 2019 and December 31, 2018, respectively.

(2)
On June 7, 2019, we amended this mortgage loan totaling $5.2 million. The amended mortgage loan totaling $8.9 million has a five year term, is interest only and bears interest at a rate of LIBOR + 2.00%.

(3)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in February 2020.

(4)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.

(5)	This mortgage loan had a $26.8 million pay down of principal related to the sale of the Marriott San Antonio on August 2, 2019. See note 5.

(6)	This mortgage loan had a $28.8 million pay down of principal related to the sale of the Courtyard Savannah on August 14, 2019. See note 5.

(7)
On December 27, 2019, we amended this mortgage loan totaling $16.0 million. The amended mortgage totaling $16.1 million has a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions. The amended mortgage loan is interest only and bears interest at a rate of LIBOR + 2.25%.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10)
This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period, which began in July 2019, resulted in a change in the interest rate in accordance with the original loan terms. The interest rate at December 31, 2018 was LIBOR + 4.09%.

(11)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.

(12)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in November 2019.

(13)	This mortgage loan had an $8.0 million pay down of principal related to the sale of the parking lot adjacent to the Hilton St. Petersburg Bayfront on October 10, 2019. See note 5.

(14)
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
On January 17, 2018, we refinanced our $376.8 million mortgage loan. The new mortgage loan totaled $395.0 million. The new mortgage loan has a two-year initial term and five one year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for an interest rate of LIBOR + 2.92%. The new mortgage loan is secured by eight hotels: Embassy Suites Portland, Embassy Suites Crystal City, Embassy Suites Orlando, Embassy Suites Santa Clara, Crowne Plaza Key West, Hilton Costa Mesa, Sheraton Minneapolis, and Historic Inns of Annapolis.
On February 20, 2018, we repaid $7.6 million of principal on our mortgage loan partially secured by the SpringHill Suites Glen Allen. This hotel property was sold on February 20, 2018. See note 5.
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
On May 1, 2018, we repaid $6.6 million of principal on our mortgage loan partially secured by the SpringHill Suites Centreville. This hotel property was sold on May 1, 2018. See note 5.
On May 10, 2018, we repaid $22.5 million of principal on our mortgage loan partially secured by the Residence Inn Tampa. This hotel property was sold on May 10, 2018. See note 5.

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
On February 26, 2019, in connection with the acquisition of the Hilton Santa Cruz/Scotts Valley, we assumed a $25.3 million non-recourse mortgage loan with a fair value of $24.9 million. This mortgage loan amortizes monthly and provides for a fixed interest rate of 4.66%. The stated maturity date is March 2025. The mortgage loan is secured by the Hilton Santa Cruz/Scotts Valley. See note 4.
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
On August 2, 2019, we repaid $26.8 million of principal on our mortgage loan partially secured by the San Antonio Marriott. This hotel property was sold on August 2, 2019. See note 5.
On August 6, 2019, we repaid $7.7 million of principal on our mortgage loan secured by the Hilton Garden Inn Wisconsin Dells. This hotel property was sold on August 6, 2019. See note 5.
On August 14, 2019, we repaid $28.8 million of principal on our mortgage loan partially secured by the Courtyard Savannah. This hotel property was sold on August 14, 2019. See note 5.
On October 10, 2019, we repaid $8.0 million of principal on our mortgage loan partially secured by the Hilton St. Petersburg Bayfront in connection with selling the 1.65-acre parking lot adjacent to the hotel on October 10, 2019. See note 5.
On December 27, 2019, we amended the mortgage loan secured by the Indigo Atlanta totaling $16.0 million. The amended mortgage loan totaling $16.1 million has a three-year term, is interest only and bears interest at a rate of LIBOR + 2.25%. The stated maturity is December 2022 with two one-year extension options, subject to the satisfaction of certain conditions.
During the years ended December 31, 2019, 2018, and 2017 we recognized premium amortization as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2019	2018	2017
Interest expense and amortization of premium and loan costs	$232	$277	$1,953

The amortization of the net premium is computed using a method that approximates the effective interest method, which is included in “interest expense and amortization of premiums and loan costs” in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of December 31, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities and scheduled amortizations of indebtedness as of December 31, 2019 for each of the five following years and thereafter are as follows (in thousands):

2020	$3,279,403
2021	5,485
2022	503,868
2023	126,875
2024	124,705
Thereafter	83,667
Total	$4,124,003

9. Notes Receivable, net and Other
On October 10, 2019, the Company sold the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront in St. Petersburg, Florida. The consideration received is summarized in the table below (in thousands):

Cash	$8,250
Note receivable - construction financing	3,543
Note receivable - certificate of occupancy	4,047
Other asset - future ownership rights of parking parcel	4,100
Other asset - free use of parking easement prior to development commencement	235
Other asset - reimbursement of parking fees while parking parcel is in development	462
Total	$20,637

Notes Receivable, net
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	December 31, 2019
Construction Financing Note (1)
Face amount	7.0%	$4,000
Discount (2)		(402)
		3,598
Certificate of Occupancy Note (3)
Face amount	7.0%	$5,250
Discount (4)		(1,139)
		4,111
Note receivable, net		$7,709
____________________________________

(1)
The outstanding principal balance and all accrued and unpaid interest shall be due and payable on or before the earlier of (i) the buyer closing on third party institutional financing for the construction of improvements on the property, (ii) three years after the development commencement date, or (iii) July 9, 2024.

(2)	The discount represents the imputed interest during the interest free period. Interest begins accruing on July 9, 2021.

(3)	The outstanding principal balance and all accrued and unpaid interest shall be due and payable on or before July 9, 2025.

(4)	The discount represents the imputed interest during the interest free period. Interest begins accruing on July 9, 2023.
No cash interest income was recorded for the year ended December 31, 2019.
For the year ended December 31, 2019, we recognized discount amortization of $119,000, which is included in “other income (expense)” in the consolidated statement of operations.
As of December 31, 2019, there was no allowance related to the notes receivable as collectibility is considered probable.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other
Other consideration is summarized in the table below (dollars in thousands, except interest rates):

	Imputed Interest Rate	December 31, 2019
Future ownership rights of parking parcel	7.0%	$4,100
Imputed accrued interest		72
		4,172	(1)

Free use of parking easement prior to development commencement	7.0%	$235
Accumulated amortization		(118)
		117	(1)

Reimbursement of parking fees while parking parcel is in development (2)	7.0%	$462
Accumulated amortization		—
		462	(1)
Total		$4,751
____________________________________

(1)	Included in “other assets” in the consolidated balance sheets.

(2)	Amortization will commence when the parking parcel begins development.
For the year ended December 31, 2019, we recognized imputed accrued interest of $72,000 and amortization of $118,000 related to the free use of parking easement, which are included in “other income (expense)” in the consolidated statement of operations.
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
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Year Ended December 31,
	2019		2018		2017
Interest rate caps:
Notional amount (in thousands)	$1,051,050	(1)	$3,614,618	(1)	$2,539,700	(1)
Strike rate low end of range	1.50%		1.50%		1.50%
Strike rate high end of range	4.88%		5.71%		5.84%
Effective date range	January 2019 - November 2019		January 2018 - November 2018		February 2017 - October 2017
Termination date range	June 2020 - February 2022		January 2019 - November 2020		February 2018 - November 2019
Total cost (in thousands)	$1,112		$3,143		$871

Interest rate floors:
Notional amount (in thousands)	$6,000,000	(1)	$12,025,000	(1)	$10,750,000	(1)
Strike rate low end of range	1.63%		1.25%		1.00%
Strike rate high end of range	1.63%		2.00%		1.50%
Effective date range	January 2019		July 2018 - November 2018		September 2017 - December 2017
Termination date range	March 2020		September 2019 - November 2021		March 2019 - June 2019
Total cost (in thousands)	$225		$432		$388
_______________

(1)	These instruments were not designated as cash flow hedges

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We held interest rate instruments as summarized in the table below:

	December 31, 2019		December 31, 2018
Interest rate caps:
Notional amount (in thousands)	$3,799,740	(1)	$3,953,718	(1)
Strike rate low end of range	1.50%		1.50%
Strike rate high end of range	5.22%		5.71%
Termination date range	February 2020 - February 2022		January 2019 - November 2020
Aggregate principle balance on corresponding mortgage loans (in thousands)	$3,666,331		$3,521,872

Interest rate floors: (2)
Notional amount (in thousands)	$12,025,000	(1)	$28,775,000	(1)
Strike rate low end of range	(0.25)%		(0.25)%
Strike rate high end of range	1.63%		2.00%
Termination date range	March 2020 - November 2021		March 2019 - November 2021
_______________

(1)	These instruments were not designated as cash flow hedges

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of December 31, 2019, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $3.2 million as of December 31, 2019. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
Futures Contracts—During the year ended December 31, 2016, we purchased an option on Eurodollar futures for a total cost of $250,000, and maturity date of June 2017. There were no purchases during the years ended December 31, 2019, 2018 and 2017.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2019, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 1.76% to 1.47% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting (1)	Total
December 31, 2019:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$42	$—	$257	$299	(2)
Interest rate derivatives – caps	—	47	—	—	47	(2)
Credit default swaps	—	(1,579)	—	2,924	1,345	(2)
	—	(1,490)	—	3,181	1,691
Non-derivative assets:
Equity securities	14,591	—	—	—	14,591	(3)
Total	$14,591	$(1,490)	$—	$3,181	$16,282
Liabilities
Derivative liabilities:
Credit default swaps	—	(1,092)	—	1,050	(42)	(4)
Net	$14,591	$(2,582)	$—	$4,231	$16,240

December 31, 2018:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$255	$—	$208	$463	(2)
Interest rate derivatives – caps	—	601	—	—	601	(2)
Credit default swaps	—	520	—	812	1,332	(2)
	—	1,376	—	1,020	2,396
Non-derivative assets:
Equity securities	21,816	—	—	—	21,816	(3)
Total	$21,816	$1,376	$—	$1,020	$24,212
Liabilities
Derivative liabilities:
Credit default swaps	—	—	—	(50)	(50)	(4)
Net	$21,816	$1,376	$—	$970	$24,162
_________________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported net as “derivative assets, net” in our consolidated balance sheets.

(3)	Reported as “marketable securities” in our consolidated balance sheets.

(4)	Reported net as “derivative liabilities, net” in our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair value measured assets and liabilities on the consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2019		2018		2017
Assets
Derivative assets:
Interest rate derivatives - floors	$(438)		$(488)		$(2,435)
Interest rate derivatives - caps	(1,666)		(2,678)		(758)
Credit default swaps	(2,098)	(4)	703	(4)	(4,201)	(4)
Options on futures contracts	—		—		(116)
Non-derivative assets:
Equity	1,980		(924)		(3,678)
Total	(2,222)		(3,387)		(11,188)
Liabilities
Derivative liabilities:
Credit default swaps	(1,092)		285		—
Net	$(3,314)		$(3,102)		$(11,188)

Total combined
Interest rate derivatives - floors	$362		$(488)		$(2,435)
Interest rate derivatives - caps	(1,666)		(2,678)		(758)
Credit default swaps	(3,190)		988		(36)
Options on futures contracts	—		—		427
Total derivatives	(4,494)	(1)	(2,178)	(1)	(2,802)	(1)
Realized gain (loss) on credit default swaps	—	(2) (4)	—	(2) (4)	(4,165)	(2) (4)
Realized gain (loss) on options on futures contracts	(800)	(2)	—		(543)	(2)
Unrealized gain (loss) on marketable securities	1,896	(3)	(1,013)	(3)	(4,649)	(3)
Realized gain (loss) on marketable securities	84	(2)	89	(2)	971	(2)
Net	$(3,314)		$(3,102)		$(11,188)
_________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.

(4)	Excludes costs of $1,077, $1,045 and $1,036 in 2019, 2018 and 2017, respectively, included in “other income (expense)” associated with credit default swaps.

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

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$14,591	$14,591	$21,816	$21,816
Derivative assets, net	1,691	1,691	2,396	2,396
Derivative liabilities, net	42	42	50	50

Financial assets not measured at fair value:
Cash and cash equivalents	$262,636	$262,636	$319,210	$319,210
Restricted cash	135,571	135,571	120,602	120,602
Accounts receivable, net	39,638	39,638	37,060	37,060
Notes receivable, net	7,709	$7,323 to $8,095	—	—
Due from related parties, net	3,019	3,019	—	—
Due from third-party hotel managers	17,368	17,368	21,760	21,760

Financial liabilities not measured at fair value:
Indebtedness	$4,124,658	$3,881,453 to $4,290,027	$3,967,530	$3,773,343 to $4,170,538
Accounts payable and accrued expenses	134,341	134,341	136,757	136,757
Dividends and distributions payable	20,849	20,849	26,794	26,794
Due to Ashford Inc., net	6,570	6,570	23,034	23,034
Due to related parties, net	—	—	1,477	1,477
Due to third-party hotel managers	2,509	2,509	2,529	2,529

Cash, cash equivalents, and restricted cash. These financial assets bear interest at market rates and have original maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, accounts payable and accrued expenses, dividends and distributions payable, due to/from related parties, net, due to Ashford Inc., net and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95% to 105% of the carrying value of $7.7 million as of December 31, 2019.
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 94.1% to 104.0% of the carrying value of $4.1 billion at December 31, 2019 and approximately 95.1% to 105.1% of the carrying value of $4.0 billion at December 31, 2018. This is considered a Level 2 valuation technique.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Income (loss) allocated to common stockholders – basic and diluted:
Income (loss) attributable to the Company	$(113,635)	$(126,966)	$(67,008)
Less: Dividends on preferred stock	(42,577)	(42,577)	(44,761)
Less: Extinguishment of issuance costs upon redemption of preferred stock	—	—	(10,799)
Less: Dividends on common stock	(29,840)	(47,057)	(45,752)
Less: Dividends on unvested performance stock units	(475)	(50)	(393)
Less: Dividends on unvested restricted shares	(801)	(844)	(959)
Undistributed income (loss) allocated to common stockholders	(187,328)	(217,494)	(169,672)
Add back: Dividends on common stock	29,840	47,057	45,752
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(157,488)	$(170,437)	$(123,920)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	99,837	97,282	95,207

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.58)	$(1.75)	$(1.30)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.58)	$(1.75)	$(1.30)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$801	$844	$959
Income (loss) allocated to unvested performance stock units	475	50	393
Income (loss) attributable to noncontrolling interest in operating partnership	(28,932)	(29,313)	(21,642)
Total	$(27,656)	$(28,419)	$(20,290)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	68	111	376
Effect of unvested performance stock units	69	251	258
Effect of assumed conversion of operating partnership units	19,082	17,599	17,342
Total	19,219	17,961	17,976
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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Ashford Trust OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. As of December 31, 2019, there were approximately 1.9 million Performance-based LTIP units, representing 200% of the target number granted, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. During the year ended December 31, 2018, approximately 739,000 performance-based LTIP units were canceled due to the market condition criteria not being met. Following the adoption of ASU 2018-07 in the third quarter of 2018, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of December 31, 2019, we have issued a total of 11.9 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 769,000 units (none of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We recorded compensation expense for Performance LTIP units and LTIP units as presented in the table below (in thousands):

		Year Ended December 31,
Type	Line Item	2019	2018	2017
Performance LTIP units	Advisory services fee	$3,594	$6,797	$1,785
LTIP units	Advisory services fee	3,264	3,508	2,800
LTIP units - independent directors	Corporate, general and administrative	446	536	475
		$7,304	$10,841	$5,060

The unamortized cost of the unvested Performance LTIP units, which was $2.4 million at December 31, 2019, will be expensed over a period of 2.0 years with a weighted average period of 0.7 years. The unamortized cost of the unvested LTIP units, which was $2.7 million at December 31, 2019, will be expensed over a period of 2.2 years with a weighted average period of 1.3 years.
On February 26, 2019, we issued 1.5 million common units in our operating partnership in conjunction with the acquisition of the Hilton Santa Cruz/Scotts Valley. See note 4.
During the years ended December 31, 2019 and 2018, there were no common units redeemed.
During the year ended December 31, 2017, 21,000 common units with an aggregate fair value of $161,000 were redeemed by the holder and, at our election, we issued shares of our common stock to satisfy the redemption price.
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	December 31, 2019	December 31, 2018
Redeemable noncontrolling interests (in thousands)	$69,870	$80,743
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	155,536	146,091
Ownership percentage of operating partnership	15.92%	14.64%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Allocated net (income) loss to the redeemable noncontrolling interests	$28,932	$29,313	$21,642
Aggregate cash distributions to holders of common units and LTIP units	6,572	8,789	10,007
A summary of the activity of the units in our operating partnership is as follow (in thousands):

	Year Ended December 31,
	2019	2018	2017
Outstanding at beginning of year	19,921	19,602	19,443
LTIP units issued	338	476	701
Performance LTIP units issued	215	582	1,179
Performance LTIP units canceled	—	(739)	—
Common units issued for hotel acquisition	1,468	—	—
Common units converted to common stock	—	—	(21)
Conversion factor adjustment	—	—	(1,700)
Outstanding at end of year	21,942	19,921	19,602
Common units convertible/redeemable at end of year	18,571	16,645	16,320

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Equity
Common Stock and Preferred Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. For the years ended December 31, 2019, 2018 and 2017, no shares of our common stock or preferred stock have been repurchased under the Repurchase Program.
In addition, we acquired 210,700, 248,562 and 203,299 shares of our common stock in 2019, 2018 and 2017, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
At-the-Market Equity Offering Program—On December 11, 2017, Company established an “at-the-market” equity offering program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million. The issuance activity is summarized below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Common shares issued	—	2,434	—
Gross proceed received	$—	$15,522	$—
Commissions and other expenses	—	194	—
Net proceeds	$—	$15,328	$—

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
8.45% Series D Cumulative Preferred Stock. At December 31, 2019 and 2018, there were 2.4 million shares of Series D Cumulative Preferred Stock outstanding. The Series D Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series F Cumulative Preferred Stock (noted below), Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below) and Series I Cumulative Preferred Stock (noted below) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series D Cumulative Preferred Stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D Cumulative Preferred Stock quarterly dividends are set at the rate of 8.45% per annum of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.1124 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D Cumulative Preferred Stock holders have no voting rights. On September 18, 2017, the Company redeemed approximately 1.6 million shares of its Series D Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.4577 per share, for a total redemption price of $25.4577 per share. On October 4, 2017, the Company redeemed 379,036 shares of Series D cumulative preferred shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.5516 per share, for a total redemption price of $25.5516 per share. On December 8, 2017, the Company redeemed approximately 5.1 million shares of its Series D Cumulative Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, in an amount equal to $0.3990 per share, for a total redemption price of $25.3990 per share.
7.375% Series F Cumulative Preferred Stock. At December 31, 2019 and 2018 there were 4.8 million shares of 7.375% Series F Cumulative Preferred Stock outstanding. The Series F Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(noted below) and Series I Cumulative Preferred Stock (noted below) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series F Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series F Cumulative Preferred Stock is redeemable at our option for cash (on or after July 15, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series F Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series F Cumulative Preferred Stock is convertible into a maximum 9.68992 shares of our common stock. The actual number is based on a formula as defined in the Series F Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series F cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series F Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series F Cumulative Preferred Stock will not impact our earnings per share calculations. Series F Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series F Cumulative Preferred Stock holders have no voting rights.
7.375% Series G Cumulative Preferred Stock. At December 31, 2019 and 2018 there were 6.2 million shares of 7.375% Series G Cumulative Preferred Stock outstanding. The 6.2 million of Series G Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series H Cumulative Preferred Stock (noted below) and Series I Cumulative Preferred Stock (noted below)) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series G Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series G Cumulative Preferred Stock is redeemable at our option for cash (on or after October 18, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series G Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series G Cumulative Preferred Stock is convertible into a maximum 8.33333 shares of our common stock. The actual number is based on a formula as defined in the Series G Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series G cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series G Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series G Cumulative Preferred Stock will not impact our earnings per share calculations. Series G Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series G Cumulative Preferred Stock holders have no voting rights.
7.50% Series H Cumulative Preferred Stock. At December 31, 2019 and 2018 there were 3.8 million shares of 7.50% Series H Cumulative Preferred Stock outstanding. The Series H Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock and Series I Cumulative Preferred Stock (discussed below) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series H Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series H Cumulative Preferred Stock is redeemable at our option for cash (on or after August 25, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series H Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series H Cumulative Preferred Stock is convertible into a maximum 8.25083 shares of our common stock. The actual number is based on a formula as defined in the Series H Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series H cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series H Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series H Cumulative Preferred Stock will not impact our earnings per share. Series H Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series H Cumulative Preferred Stock holders have no voting rights.
7.50% Series I Cumulative Preferred Stock. At December 31, 2019 and 2018 there were 5.4 million shares of 7.50% Series I Cumulative Preferred Stock outstanding. The Series I Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock and Series H Cumulative Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series I Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series I Cumulative Preferred Stock is redeemable at our option for cash (on or after November 17, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series I Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series I Cumulative Preferred Stock is convertible into a maximum 8.06452 shares of our common stock. The actual number is based on a formula as defined in the Series I Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series I cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series I Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series I Cumulative Preferred Stock will not impact our earnings per share. Series I Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series I Cumulative Preferred Stock holders have no voting rights.
Dividends—A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Common stock	$31,116	$47,951	$47,104
Preferred stocks:
Series A Cumulative Preferred Stock	—	—	2,539
Series D Cumulative Preferred Stock	5,048	5,047	18,211
Series F Cumulative Preferred Stock	8,849	8,849	8,849
Series G Cumulative Preferred Stock	11,430	11,431	11,430
Series H Cumulative Preferred Stock	7,125	7,125	2,494
Series I Cumulative Preferred Stock	10,125	10,125	1,238
Total dividends declared	$73,693	$90,528	$91,865

Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties. The below table summarized the total carrying value (in thousands), which is reported in equity in the consolidated balance sheets:

	December 31,
	2019	2018
Carrying value of noncontrolling interests	$504	$616
The below table summarizes the (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Year Ended December 31,
Line Item	2019	2018	2017
(Income) loss allocated to noncontrolling interests in consolidated entities	$112	$30	$110

16. Stock-Based Compensation
Under the Amended and Restated 2011 Stock Incentive Plan approved by stockholders, we are authorized to grant 17.3 million restricted stock units and performance stock units of our common stock as incentive stock awards. At December 31, 2019, 1.9 million shares were available for future issuance under the Amended and Restated 2011 Stock Incentive Plan.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
At December 31, 2019, the unamortized cost of the unvested restricted stock units was $7.9 million which will be amortized over a period of 2.2 years with a weighted average period of 1.6 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
Line Item	2019	2018	2017
Advisory services fee	$6,268	$6,698	$4,774
Management fees	768	1,159	645
Corporate, general and administrative - Premier	350	—	—
Corporate, general and administrative - independent directors	90	—	90
	$7,476	$7,857	$5,509

During the year ended December 31, 2018, approximately $1.5 million of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
A summary of our restricted stock unit activity is as follows (shares in thousands):

	Year Ended December 31,
	2019		2018		2017
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	1,713	$6.56	2,085	$7.03	1,627	$8.30
Restricted shares granted	1,340	5.36	907	6.64	1,272	6.46
Restricted shares vested	(863)	6.50	(1,230)	7.41	(759)	8.82
Restricted shares forfeited	(62)	5.82	(49)	6.41	(55)	6.73
Outstanding at end of year	2,128	$5.86	1,713	$6.56	2,085	$7.03

Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of PSUs, which have a cliff vesting period of three years, to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. During the year ended December 31, 2018, 248,000 PSUs were canceled due to the market condition criteria not being met. Upon the adoption of ASU 2018-07, in the third quarter of 2018, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
The following table summarizes the compensation expense (in thousands):

	Year Ended December 31,
Line Item	2019	2018	2017
Advisory services fee	$4,937	$8,241	$1,718

During the year ended December 31, 2018, approximately $3.0 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
The unamortized cost of PSUs, which was $6.7 million at December 31, 2019, will be expensed over a period of approximately 2.0 years with a weighted average period of 1.4 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2019		2018		2017
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	775	$6.31	820	$6.07	336	$6.38
PSUs granted	809	5.36	526	6.64	484	5.85
PSUs vested	—	—	(323)	6.19	—	—
PSUs canceled	—	—	(248)	6.38	—	—
Outstanding at end of year	1,584	$5.82	775	$6.31	820	$6.07

17. Related Party Transactions
Remington Lodging (prior to Ashford Inc. acquisitions)
Remington Lodging was a property and project management company, wholly owned by our chairman, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. who is our chairman emeritus. We had master property and project management agreements and property and project management mutual exclusivity agreements with Remington Lodging.
On August 8, 2018, Ashford Inc. completed the acquisition of Remington Lodging’s project management business, Premier. As a result of Ashford Inc.’s acquisition, the project management services are no longer provided by Remington Lodging and are now provided by Premier, a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar.
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. As a result of the acquisition, hotel management services that were previously provided by Remington Lodging are now be provided by Remington Hotels, a subsidiary of Ashford Inc. under the respective hotel management agreement with each customer, including Ashford Trust and Braemar under the Remington Hotels name.
Prior to August 8, 2018, we paid Remington Lodging: (a) monthly hotel management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met; (b) project management fees of up to 4% of project costs; (c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees; and (d) other general and administrative expense reimbursements primarily related to accounting services. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
Between August 8, 2018 and November 5, 2019, we paid Remington Lodging monthly hotel management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
The following table presents the fees related to our property and project management agreements with Remington Lodging prior to its transactions with Ashford Inc. (in thousands):

	Year Ended December 31,
	2019	2018	2017
Hotel management fees, including incentive hotel management fees	$27,205	$30,890	$30,629
Market service and project management fees	—	11,148	21,315
Corporate general and administrative	6,014	5,872	5,652
Total	$33,219	$47,910	$57,596

As of December 31, 2018, the due to related parties, net of $1.5 million represented accrued base and incentive management fees.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty J. Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc.
Under our advisory agreement, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the advisory agreement, subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale is between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At December 31, 2019, the monthly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually (or stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2019	2018	2017
Advisory services fee
Base advisory fee	$36,269	$35,526	$34,650
Reimbursable expenses (1)	9,300	8,351	7,472
Equity-based compensation (2)	18,063	25,245	11,077
Total advisory services fee	$63,632	$69,122	$53,199
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Due from related parties, net includes a $1.2 million security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Ashford Trust, Braemar, their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc.’s risk management department manages the casualty insurance program. At the beginning of each year, Ashford Inc.’s risk management department collects funds from Ashford Trust, Braemar and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust has entered into a contribution agreement with Ashford Inc. pursuant to which Ashford Trust has agreed to contribute, with Braemar, up to $15 million to fund the operations of Ashford Securities. As of December 31, 2019, Ashford Trust has funded approximately $2.5 million, of which $1.6 million was included in “other assets” of our consolidated balance sheet.
Costs for all operating expenses of Ashford Securities that are contributed by Ashford Trust and Braemar will be expensed as incurred. These costs will be allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% to Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the True-up Date, the capital contributions will be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Funding advances will be expensed as the expenses are incurred by Ashford Securities. For the year ended December 31, 2019, Ashford Trust has expensed $896,000 of reimbursed operating expenses of Ashford Securities, which is included in “corporate, general, and administrative” in the consolidated statement of operations.
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
As a result of the Hilton Alexandria Old Town and La Posada de Santa Fe acquisitions in 2018, under the ERFP Agreement we were entitled to receive $11.1 million and $5.0 million from Ashford LLC, respectively, in the form of future purchases of hotel FF&E. As of December 31, 2018, the Company sold $16.1 million of hotel FF&E from certain Ashford Trust hotel properties to Ashford LLC which were subsequently leased back to the Company rent free. As a result, the Company has not recorded an operating lease right-of-use asset, an operating lease liability or lease expense for rents. As of December 31, 2018, Ashford LLC remitted payment of $16.1 million to the Company. Under the relevant accounting guidance related to sales-leaseback transactions, the transaction was not accounted for as a sale under Topic 606. As a result, the applicable hotel FF&E was not derecognized at December 31, 2018 and the Company recorded a $16.1 million liability to Ashford LLC. Upon adoption of Topic 842 on January 1, 2019, the Company reevaluated the transaction under the applicable accounting guidance and concluded that the transaction qualified as a sale. As a result, the Company recorded a $1.8 million gain directly to accumulated deficit and, in conjunction with the sale, derecognized the assets and removed the liability to Ashford LLC.
As a result of the Hilton Santa Cruz/Scotts Valley and Embassy Suites New York Manhattan Times Square acquisitions in 2019, under the ERFP Agreement we are entitled to receive $5.0 million and $19.5 million from Ashford LLC, respectively, in the form of future purchases of hotel FF&E.
In the first quarter of 2019 in connection with the Hilton Santa Cruz/Scotts Valley acquisition, the Company sold $5.0 million of hotel FF&E from certain Ashford Trust hotel properties to Ashford LLC which was subsequently leased back to the Company rent free. In accordance with ASC 842, the Company evaluated the transactions and concluded that each transaction qualified as

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

a sale. As a result, the Company recorded a gain of $233,000 for the year ended December 31, 2019, in conjunction with the sale and derecognized the assets. The gain is included in “gain (loss) on sale of assets and hotel properties” in our consolidated statements of operations.
In the second quarter of 2019, in connection with the Embassy Suites New York Manhattan Times Square acquisition, the Company sold $8.1 million of hotel FF&E from certain Ashford Trust hotel properties to Ashford LLC which was subsequently leased back to the Company rent free. In accordance with ASC 842, the Company evaluated the transactions and concluded that each transaction qualified as a sale. As a result, the Company recorded a gain of $326,000 for the year ended December 31, 2019, in conjunction with the sale and derecognized the assets. The gain is included in “gain (loss) on sale of assets and hotel properties” in our consolidated statements of operations.
Additionally, under the applicable accounting guidance in ASC 842, the Company has not recorded an operating lease right-of-use asset, an operating lease liability or lease expense for rents as the related party lease has no economic substance because the related party lease is provided rent free.
In 2016, prior to the ERFP agreement, $4.0 million of key money consideration was invested in FF&E by Ashford LLC to be used by Ashford Trust, which represented all of the key money consideration for the Le Pavillon Hotel. Upon adoption of ASC 842, we evaluated this arrangement, which is accounted for as a lease that will expire in 2021. Under the applicable accounting guidance in ASC 842, as the related party lease is provided rent-free, there is no economic substance related to the lease which results in not recording an operating lease right-of-use asset, an operating lease liability or lease expense.
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
Hotel Management Agreement
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. As a result of the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At December 31, 2019, Remington Hotels managed 80 of our 117 hotel properties and the WorldQuest condominium properties.
We pay monthly hotel management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
We also have a mutual exclusivity agreement with Remington Hotels, pursuant to which: (i) we have agreed to engage Remington Hotels to provide management services with respect to any hotel we acquire or invest in, to the extent we have the right and/or control the right to direct the management of such hotel; and (ii) Remington Hotels has agreed to grant us a right of first refusal to purchase any opportunity to develop or construct a hotel that it identifies that meets our initial investment guidelines. We are not, however, obligated to engage Remington Hotels if our independent directors either: (i) unanimously vote to hire a different manager or developer; or (ii) by a majority vote elect not to engage such related party because either special circumstances exist such that it would be in the best interest of our Company not to engage such related party, or, based on the related party’s prior performance, it is believed that another manager could perform the management or other duties materially better.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Transactions
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

		Year Ended December 31, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Management Fees
AIM	Cash management services	$1,206	$—	$—	$—	$—	$—
Ashford LLC	Insurance claims services	75	—	—	—	—	—
Ashford Securities	Broker/Dealer	896	—	—	—	—	—
J&S Audio Visual	Audio visual commissions	7,365	—	—	7,365	—	—
J&S Audio Visual	Equipment	24	24	—	—	—	—
Lismore Capital	Debt placement services	1,294	—	(1,215)	—	—	—
Lismore Capital	Broker services	427	—	—	—	—	—
OpenKey	Mobile key app	112	3	—	—	109	—
Premier	Project management services	20,004	18,281	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,021	599	—	—	422	—
Remington Hotels	Hotel management services (3)	9,152	—	—	—	5,356	3,796

		Year Ended December 31, 2019
Company	Product or Service	Total	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Gain (Loss) on Sale of Assets and Hotel Properties	Write-off of Premiums, Loan Costs and Exit Fees
AIM	Cash management services	$1,206	$—	$—	$1,206	$—	$—
Ashford LLC	Insurance claims services	75	75	—	—	—	—
Ashford Securities	Broker/Dealer	896	—	—	896	—	—
J&S Audio Visual	Audio visual commissions	7,365	—	—	—	—	—
J&S Audio Visual	Equipment	24	—	—	—	—	—
Lismore Capital	Debt placement services	1,294	—	—	—	—	79
Lismore Capital	Broker services	427	—	—	—	427	—
OpenKey	Mobile key app	112	—	—	—	—	—
Premier	Project management services	20,004	—	1,723	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,021	—	—	—	—	—
Remington Hotels	Hotel management services	9,152	—	—	—	—	—

		Year Ended December 31, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Revenue	Other Hotel Expenses	Corporate, General and Administrative
AIM	Cash management services	$1,156	$—	$—	$—	$—	$1,156
Ashford LLC	Insurance claims services	76	—	—	—	—	76
J&S Audio Visual	Audio visual commissions	3,569	—	—	3,569	—	—
J&S Audio Visual	Equipment	925	925	—	—	—	—
Lismore Capital	Debt placement services	5,094	—	(5,094)	—	—	—
OpenKey	Mobile key app	105	3	—	—	102	—
Premier	Project management services	7,677	7,677	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	2,436	2,412	—	—	24	—

		Year Ended December 31, 2017
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Revenue	Other Hotel Expenses	Corporate, General and Administrative
AIM	Cash management services	$1,976	$—	$—	$—	$—	$1,976
J&S Audio Visual	Audio visual commissions	66	—	—	66	—	—
Lismore Capital	Debt placement services	913	—	(913)	—	—	—
OpenKey	Mobile key app	60	—	—	—	60	—
Pure Wellness	Hypoallergenic premium rooms	1,309	1,309	—	—	—	—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

________

(1)	Recorded in FF&E and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.

(3)	Other hotel expenses include incentive hotel management fees and other hotel management costs.
The following table summarizes the amount due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	December 31, 2019	December 31, 2018
Ashford LLC	Advisory services	$1,133	$2,362
Ashford LLC	Deposit on ERFP assets	—	16,100
Ashford LLC	Insurance claims services	18	23
AIM	Cash management services	82	99
J&S Audio Visual	Audio visual commissions	1,009	855
OpenKey	Mobile key app	2	1
Premier	Project management services	4,028	3,206
Pure Wellness	Hypoallergenic premium rooms	298	388
		$6,570	$23,034

As of December 31, 2019, due from related parties, net included a net receivable from Remington Hotels in the amount of $1.8 million primarily related to advances made by Ashford Trust and accrued base and incentive management fees.
18. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2019, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at December 31, 2019, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2021 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Year Ended December 31,
Line Item	2019	2018	2017
Other hotel expenses	$76,707	$72,095	$69,300

Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2019, we pay monthly hotel management fees equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 1% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2020 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Additionally, we pay: (a) project management fees of up to 4% of project costs; (b) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees; and (c) other general fees at current market rates as approved by our independent directors, if required. Prior to August 8, 2018, these fees were paid to Remington Lodging. In connection with Ashford Inc.’s August 8, 2018 acquisition of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Remington Lodging’s project management business, we entered into a project management agreement with Premier, a subsidiary of Ashford Inc. From and after August 8, 2018, we paid the aforementioned fees to Premier. See note 17.
Leases—We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2114, including four ground leases related to our hotel properties. Two of these ground leases are subject to base rent plus contingent rent based on each hotel property’s financial results and escalation clauses. Additionally, other leases have certain contingent rentals included. For the years ended December 31, 2018, and 2017, we recognized rent expense of $4.0 million and $4.3 million, respectively, which included contingent rent of $837,000 and $1.1 million, respectively. Rent expense is included in “other” hotel expenses in the consolidated statements of operations.
On January 1, 2019, we adopted ASC 842 on a modified retrospective basis. The adoption of this standard has resulted in the recognition of operating lease ROU assets and lease liabilities primarily related to our ground lease arrangements. See note 6 for operating lease cost, including variable lease cost associated with the ground leases as well as future minimum lease payments due under non-cancellable leases.
Capital Commitments—At December 31, 2019, we had capital commitments of $50.5 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgement. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of December 31, 2019, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment and that appeal is still pending. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages. The plaintiffs filed an application for damages on August 28, 2019. The defendants filed their opposition to the plaintiffs’ application for damages on October 11, 2019. The plaintiffs filed their reply on October 25, 2019. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus attorneys’ fees. As of December 31, 2019, no amounts have been accrued.
We are engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flow. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2015 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, that Remington Lodging’s withdrawal of recognition was unlawful. Pending the final determination of the NLRB complaint, including appeals, the pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that (a) Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement, and (b) if the withdrawal of recognition is ultimately deemed lawful, Remington Lodging will have an unfunded pension liability equal to $1.7 million, minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability shall be the unfunded pension liability of $1.7 million, minus $100,000 (or $1.6 million). This remaining unfunded pension liability shall be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of the twenty years year capped period, unless Remington Lodging elects to pay the unfunded pension liability amount earlier. As previously discussed, on November 6, 2019, Ashford Inc. completed its acquisition of Remington Lodging’s hotel management business, which is a subsidiary of Ashford Inc. and referred to as Remington Hotels. We agreed to indemnify Remington Hotels for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement.
19. Income Taxes
For U.S. federal income tax purposes, we elected to be treated as a REIT under the Code. To qualify as a REIT, we must meet certain organizational and operational stipulations, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gains, to our stockholders. We currently intend to adhere to these requirements and maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax prior to December 31, 2017) and may not qualify as a REIT for four years that are subsequently taxable. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes as well as to federal income and excise taxes on our undistributed taxable income.
At December 31, 2019, all of our 117 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income of $7.3 million, $21.1 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the income tax expense at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax (expense) benefit at federal statutory income tax rate of 21% in 2019 and 2018 and 35% in 2017	$(1,539)	$(4,435)	$(1,478)
State income tax (expense) benefit, net of U.S. federal income tax benefit	(475)	(698)	160
Permanent differences	(310)	(128)	(338)
Revaluation of deferred tax assets and liabilities related to the 2017 Tax Act(1)	—	—	(5,242)
Provision to return adjustment entirely offset by change in valuation allowance	(325)	(230)	957
Gross receipts and margin taxes	(923)	(950)	(913)
Interest and penalties	32	(11)	(49)
Valuation allowance	2,322	3,670	9,121
Total income tax (expense) benefit	$(1,218)	$(2,782)	$2,218

________
(1) Partially offset within change in valuation allowance.
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(48)	$(1,195)	$5,264
State	(1,329)	(1,452)	(722)
Total current income tax (expense) benefit	(1,377)	(2,647)	4,542
Deferred:
Federal	126	(39)	(2,192)
State	33	(96)	(132)
Total deferred income tax (expense) benefit	159	(135)	(2,324)
Total income tax (expense) benefit	$(1,218)	$(2,782)	$2,218

For the years ended December 31, 2019, 2018 and 2017 income tax expense includes interest and penalties paid to taxing authorities of $56,000, $11,000 and $49,000, respectively. Additionally, in 2019 we received interest income of $88,000 included in income tax expense. At December 31, 2019 and 2018, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2019 and 2018, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2019	2018
Allowance for doubtful accounts	$150	$114
Unearned income	2,525	1,801
Federal and state net operating losses	2,458	2,342
Capital loss carryforward	5,436	—
Accrued expenses	1,723	1,710
Prepaid expenses	(4,823)	(4,848)
Tax property basis less than book basis	(3,355)	(1,840)
Tax derivatives basis greater than book basis	2,281	1,612
Investment in Ashford, Inc.	—	7,197
Other	194	664
Deferred tax asset (liability)	6,589	8,752
Valuation allowance	(7,712)	(10,034)
Net deferred tax asset (liability)	$(1,123)	$(1,282)

At December 31, 2019, we had net operating loss carryforwards for U.S. federal income tax purposes of $11.7 million, which begin to expire in 2020. The majority of the $11.7 million net operating loss carryforwards are attributable to acquired subsidiaries and subject to substantial limitation on their use. At December 31, 2019, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $562.0 million, based on the latest filed tax return, which begin to expire in 2024, and are available to offset future taxable income, if any, through 2037.
At December 31, 2019 and 2018, we maintained a valuation allowance of $7.7 million and $10.0 million, respectively. At December 31, 2019 and 2018, we have reserved certain deferred tax assets of our TRS entities as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses and the limitations imposed by the Code on the utilization of net operating losses of acquired subsidiaries outweigh the positive evidence. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable to our current transfer pricing arrangements. The transfer pricing arrangements are renewed upon expiration. A significant number of leases were renewed in 2017 and 2018. The intercompany rents are determined in accordance with the arms’ length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$10,034	$6,232	$15,353
Additions	—	4,766	2,053
Deductions	(2,322)	(964)	(11,174)
Balance at end of year	$7,712	$10,034	$6,232

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“Tax Reform”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, in December of 2017 we recorded a one-time tax benefit of approximately $1.1 million, due to a re-measurement of deferred tax assets and liabilities resulting from the decrease in the corporate U.S. federal income tax rate from 35% to 21% as well as the refund of existing credits against Alternative Minimum Tax. Additionally on December 22, 2017, the SEC staff issued

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the estimated tax impacts related to the revaluation of deferred tax assets and liabilities as well as tax refunds and included these amounts in its consolidated financial statements for the year ended December 31, 2017. We finalized our accounting for Tax Reform as of December 31, 2018 with no material adjustments.
20. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2019	2018
Deferred franchise fees	$4,811	$4,571
Deferred loan costs	—	816
Total costs	4,811	5,387
Accumulated amortization	(1,914)	(1,938)
Deferred costs, net	$2,897	$3,449

21. Intangible Assets, net and Intangible Liabilities, net
Intangible assets, net and intangible liabilities, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liabilities, net
	December 31,		December 31,
	2019	2018	2019	2018
Cost	$797	$10,276	$2,723	$16,846
Accumulated amortization	—	(452)	(386)	(1,363)
	$797	$9,824	$2,337	$15,483

Prior to January 1, 2019, the intangible assets and intangible liabilities included the above-market rate leases (liability) and below-market rate leases (asset) that were determined based on the comparison of rent due under the ground lease contracts assumed in the acquisitions to market rates for the remaining duration of the lease contracts and are amortized over their respective ground lease terms with expiration dates ranging from 2024 to 2114. For the years ended December 31, 2019, 2018 and 2017 we recorded $81,000, $82,000, and $82,000 of other revenue related to leases where we are the lessor. For the years ended December 31, 2018 and 2017, net amortization related to intangibles resulted in a reduction in lease expense of $155,000 and $156,000, respectively, related to leases where we are the lessee.
Following the adoption of ASU 2016-02 on January 1, 2019, we derecognized the intangible assets and intangible liabilities associated with above/below market-rate leases where we are the lessee in the amount of $9.0 million and $13.0 million, respectively. The carrying amount of the ROU assets was then adjusted by the corresponding amount. See note 6.
As of December 31, 2019, intangible assets represents the acquisition of the permanent exclusive docking easement for riverfront land located in front of the Hyatt Savannah hotel in Savannah, Georgia. This intangible asset is not subject to amortization and has a carrying value of $797,000 as of December 31, 2019.
As of December 31, 2019, intangible liabilities, net represents below market rate leases where the Company is the lessor.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated future amortization for intangible liabilities for each of the next five years and thereafter is as follows (in thousands):

2020	$80
2021	80
2022	80
2023	80
2024	36
Thereafter	1,981
Total	$2,337

22. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the U.S that have RevPAR generally less than twice the national average. During 2019, approximately 11% of our total hotel revenue was generated from nine hotel properties located in the Washington D.C. area. In addition, all hotel properties securing our mortgage loans are located domestically at December 31, 2019. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions that are in excess of the FDIC insurance limits of $250,000, U.S. government treasury bill holdings and amounts due or payable under our derivative contracts. At December 31, 2019, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.
23. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of December 31, 2019 and 2018, all of our hotel properties were domestically located.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019
Total revenue	$358,718	$415,148	$374,237	$354,656	$1,502,759
Total operating expenses	334,966	366,699	347,161	365,330	1,414,156
Gain (loss) on sale of assets and hotel properties	233	328	2,362	23,203	26,126
Operating income (loss)	$23,985	$48,777	$29,438	$12,529	$114,729
Net income (loss)	$(46,622)	$(21,352)	$(39,086)	$(35,619)	$(142,679)
Net income (loss) attributable to the Company	$(38,017)	$(16,282)	$(31,177)	$(28,159)	$(113,635)
Net income (loss) attributable to common stockholders	$(48,661)	$(26,926)	$(41,822)	$(38,803)	$(156,212)
Diluted income (loss) attributable to common stockholders per share	$(0.49)	$(0.27)	$(0.42)	$(0.39)	$(1.58)	(1)
Weighted average diluted common shares	99,407	99,942	99,971	99,968	99,837
2018
Total revenue	$342,207	$389,164	$355,930	$343,488	$1,430,789
Total operating expenses	318,945	346,129	326,601	349,175	1,340,850
Gain (loss) on sale of assets and hotel properties	(9)	$412	$(9)	$81	$475
Operating income (loss)	$23,253	$43,447	$29,320	$(5,606)	$90,414
Net income (loss)	$(32,649)	$(23,351)	$(34,261)	$(66,048)	$(156,309)
Net income (loss) attributable to the Company	$(26,271)	$(18,306)	$(27,589)	$(54,800)	$(126,966)
Net income (loss) attributable to common stockholders	$(36,915)	$(28,950)	$(38,234)	$(65,444)	$(169,543)
Diluted income (loss) attributable to common stockholders per share	$(0.39)	$(0.30)	$(0.40)	$(0.66)	$(1.75)	(1)
Weighted average diluted common shares	95,367	96,889	97,467	99,324	97,282

_________________
(1) The sum of the diluted income (loss) attributable to common stockholders per share for the four quarters in 2019 and 2018 differs from the annual diluted income (loss) attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.
25. Subsequent Events
On January 9, 2020, we refinanced our $43.8 million mortgage loan, secured by the Le Pavillon in New Orleans, Louisiana. In connection with the refinance we repaid $6.8 million on the existing loan. The new mortgage loan totals $37.0 million. The new mortgage loan is interest only and provides for an interest rate of LIBOR + 3.4%. The stated maturity is January 2023 with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Le Pavillon.
On March 9, 2020, the Company completed the sale of the Crowne Plaza in Annapolis, Maryland for approximately $5.1 million. As of December 31, 2019, the carrying value of the building and FF&E was approximately $5.3 million at December 31, 2019. This hotel property is subject to a ground lease with a below-market component with a carrying value of $(3.2) million at December 31, 2019. The combined carrying value of the hotel property at December 31, 2019 was approximately $2.2 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas
Opinion on Internal Control over Financial Reporting
We have audited Ashford Hospitality Trust Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule and our report dated March 12, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, LLP
Dallas, Texas
March 12, 2020

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 67 through 123 hereof, for our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on pages 133 through 136 hereof.
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

4.8 *	Description of Securities
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

Exhibit	Description
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

10.3.2†	Form of LTIP Unit Award Agreement, dated March 21, 2008 (incorporated by reference to Exhibit 10.3.3 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)
10.3.3†	Form of Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on April 7, 2016) (File No. 001-31775)
10.3.4†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on April 7, 2016) (File No. 001-31775)
10.3.5†	Amended and Restated Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3.6 of Form 10-K, filed on March 16, 2017) (File No. 001-31775)
10.3.6†	Amended and Restated Form of Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3.7 of Form 10-K, filed on March 16, 2017) (File No. 001-31775)
10.3.7†*	Form of LTIP Unit Award Agreement
10.3.8†*	Form of Performance LTIP Unit Award Agreement
10.3.9†*	Form of Performance Stock Unit Award Agreement
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

Exhibit	Description
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

Exhibit	Description
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

21.1*	Registrant’s Subsidiaries Listing as of December 31, 2019
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, 2019
23.1*	Consent of BDO USA, LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Submitted electronically with this report.
_________________________
* Filed herewith.
† Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2020.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ DOUGLAS A. KESSLER
Douglas A. Kessler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 12, 2020
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2020
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 12, 2020
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2020
Mark L. Nunneley

/s/ BENJAMIN J. ANSELL, M.D.	Director	March 12, 2020
Benjamin J. Ansell, M.D.

/s/ FREDERICK J. KLEISNER	Director	March 12, 2020
Frederick J. Kleisner

/s/ AMISH GUPTA	Director	March 12, 2020
Amish Gupta

/s/ KAMAL JAFARNIA	Director	March 12, 2020
Kamal Jafarnia

/s/ SHERI L. PANTERMUEHL	Director	March 12, 2020
Sheri L. Pantermuehl

/s/ ALAN L. TALLIS	Director	March 12, 2020
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$23,364	$1,204	$9,388	$193	$6,806	$1,397	$16,194	$17,591	$9,052	08/1998		(1),(2),(3)
Embassy Suites	Dallas, TX	15,465	1,878	8,907	238	6,703	2,116	15,610	17,726	8,618	12/1998		(1),(2),(3)
Embassy Suites	Herndon, VA	25,120	1,303	9,836	277	8,928	1,580	18,764	20,344	10,400	12/1998		(1),(2),(3)
Embassy Suites	Las Vegas, NV	30,282	3,307	16,952	397	15,008	3,704	31,960	35,664	17,928	05/1999		(1),(2),(3)
Embassy Suites	Flagstaff, AZ	18,400	1,267	4,278	—	3,406	1,267	7,684	8,951	3,912		10/2003	(1),(2),(3)
Embassy Suites	Houston, TX	17,810	1,799	10,404	—	7,312	1,799	17,716	19,515	8,212		03/2005	(1),(2),(3)
Embassy Suites	West Palm Beach, FL	19,802	3,277	13,949	—	8,877	3,277	22,826	26,103	11,348		03/2005	(1),(2),(3)
Embassy Suites	Philadelphia, PA	28,698	5,791	34,819	—	17,421	5,791	52,240	58,031	21,982		12/2006	(1),(2),(3)
Embassy Suites	Walnut Creek, CA	49,920	7,452	25,334	—	22,758	7,452	48,092	55,544	19,170		12/2006	(1),(2),(3)
Embassy Suites	Arlington, VA	46,355	36,065	41,588	—	18,327	36,065	59,915	95,980	20,197		04/2007	(1),(2),(3)
Embassy Suites	Portland, OR	88,435	11,110	60,048	—	7,258	11,110	67,306	78,416	23,487		04/2007	(1),(2),(3)
Embassy Suites	Santa Clara, CA	67,440	8,948	46,239	—	16,209	8,948	62,448	71,396	22,282		04/2007	(1),(2),(3)
Embassy Suites	Orlando, FL	22,526	5,674	21,593	—	11,586	5,674	33,179	38,853	13,174		04/2007	(1),(2),(3)
Embassy Suites	New York, NY	145,000	111,619	88,673	—	(8,336)	111,619	80,337	191,956	1,974		01/2019	(1),(2),(3)
Hilton Garden Inn	Jacksonville, FL	11,756	1,751	9,164	—	5,752	1,751	14,916	16,667	6,521		11/2003	(1),(2),(3)
Hilton Garden Inn	Austin, TX	66,257	7,605	48,725	—	5,158	7,605	53,883	61,488	10,694		03/2015	(1),(2),(3)
Hilton Garden Inn	Baltimore, MD	16,218	4,027	20,199	—	6,171	4,027	26,370	30,397	4,210		03/2015	(1),(2),(3)
Hilton Garden Inn	Virginia Beach, VA	32,140	4,101	26,329	—	415	4,101	26,744	30,845	3,827		03/2015	(1),(2),(3)
Hilton	Ft. Worth, TX	62,000	4,538	13,922	1	23,803	4,539	37,725	42,264	16,894		03/2005	(1),(2),(3)
Hilton	Houston, TX	19,949	2,200	13,247	—	9,936	2,200	23,183	25,383	10,421		03/2005	(1),(2),(3)
Hilton	St. Petersburg, FL	48,730	2,991	13,907	(1,130)	19,489	1,861	33,396	35,257	16,729		03/2005	(1),(2),(3)
Hilton	Santa Fe, NM	26,400	7,004	10,689	—	7,814	7,004	18,503	25,507	9,380		12/2006	(1),(2),(3)
Hilton	Bloomington, MN	46,800	5,685	59,139	—	9,596	5,685	68,735	74,420	25,820		04/2007	(1),(2),(3)
Hilton	Costa Mesa, CA	65,671	12,917	91,791	—	14,922	12,917	106,713	119,630	38,522		04/2007	(1),(2),(3)
Hilton	Boston, MA	97,000	62,555	134,407	—	14,341	62,555	148,748	211,303	24,903		03/2015	(1),(2),(3)
Hilton	Parsippany, NJ	38,073	7,293	58,098	—	6,883	7,293	64,981	72,274	14,790		03/2015	(1),(2),(3)
Hilton	Tampa, FL	27,442	5,206	21,186	—	12,355	5,206	33,541	38,747	9,437		03/2015	(1),(2),(3)
Hilton	Alexandria, VA	73,450	14,459	96,602	—	45	14,459	96,647	111,106	3,894		06/2018	(1),(2),(3)
Hilton	Santa Cruz, CA	24,919	9,399	38,129	—	(3,066)	9,399	35,063	44,462	885		02/2019	(1),(2),(3)
Hampton Inn	Lawrenceville, GA	5,447	697	3,808	—	3,179	697	6,987	7,684	3,465		11/2003	(1),(2),(3)
Hampton Inn	Evansville, IN	11,118	1,301	5,034	—	2,619	1,301	7,653	8,954	3,800		09/2004	(1),(2),(3)
Hampton Inn	Parsippany, NJ	18,641	3,268	24,306	—	2,500	3,268	26,806	30,074	5,172		03/2015	(1),(2),(3)
Hampton Inn	Buford, GA	8,675	1,168	5,338	—	4,622	1,168	9,960	11,128	3,274		07/2004	(1),(2),(3)
Hampton Inn	Phoenix, AZ	11,267	853	10,145	—	5,002	853	15,147	16,000	2,865		06/2015	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hampton Inn - Waterfront	Pittsburgh, PA	12,786	2,335	18,663	(1,213)	(10,652)	1,122	8,011	9,133	226		06/2015	(1),(2),(3),(4)
Hampton Inn - Washington	Pittsburgh, PA	17,341	2,760	19,739	(1,491)	(11,327)	1,269	8,412	9,681	594		06/2015	(1),(2),(3),(4)
Hampton Inn	Columbus, OH	21,017	1,789	27,210	1	3,691	1,790	30,901	32,691	5,000		06/2015	(1),(2),(3)
Marriott	Beverly Hills, CA	123,120	6,510	22,061	—	23,809	6,510	45,870	52,380	24,959		03/2005	(1),(2),(3)
Marriott	Durham, NC	26,800	1,794	25,056	—	18,478	1,794	43,534	45,328	16,077		02/2006	(1),(2),(3)
Marriott	Arlington, VA	91,542	20,637	101,376	—	58,860	20,637	160,236	180,873	68,106		07/2006	(1),(2),(3)
Marriott	Bridgewater, NJ	71,200	5,059	89,268	—	13,231	5,059	102,499	107,558	32,852		04/2007	(1),(2),(3)
Marriott	Dallas, TX	30,400	2,701	30,893	—	14,196	2,701	45,089	47,790	18,711		04/2007	(1),(2),(3)
Marriott	Fremont, CA	58,402	5,800	44,200	—	2,172	5,800	46,372	52,172	6,674		08/2014	(1),(2),(3)
Marriott	Memphis, TN	27,041	6,210	37,284	—	1,589	6,210	38,873	45,083	9,264		02/2015	(1),(2),(3)
Marriott	Irving, TX	66,653	8,330	82,272	—	35,370	8,330	117,642	125,972	19,426		03/2015	(1),(2),(3)
Marriott	Omaha, NE	15,847	6,641	49,887	—	12,516	6,641	62,403	69,044	13,505		03/2015	(1),(2),(3)
Marriott	Sugarland, TX	62,301	9,047	84,043	—	(723)	9,047	83,320	92,367	11,282		03/2015	(1),(2),(3)
SpringHill Suites by Marriott	Baltimore, MD	13,600	2,502	13,206	—	4,161	2,502	17,367	19,869	8,158		05/2004	(1),(2),(3)
SpringHill Suites by Marriott	Kennesaw, GA	6,638	1,106	5,021	—	3,656	1,106	8,677	9,783	3,576		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Buford, GA	9,561	1,132	6,089	—	831	1,132	6,920	8,052	2,777		07/2004	(1),(2),(3)
SpringHill Suites by Marriott	Charlotte, NC	12,775	1,235	6,818	—	1,002	1,235	7,820	9,055	3,032		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Durham, NC	6,663	1,090	3,991	—	1,276	1,090	5,267	6,357	2,066		06/2005	(1),(2),(3)
SpringHill Suites by Marriott	Manhattan Beach, CA	28,560	5,726	21,187	—	1,307	5,726	22,494	28,220	7,564		04/2007	(1),(2),(3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	20,800	3,210	24,578	—	1,473	3,210	26,051	29,261	8,610		04/2007	(1),(2),(3)
Fairfield Inn by Marriott	Kennesaw, GA	5,207	840	4,359	—	2,567	840	6,926	7,766	2,246		07/2004	(1),(2),(3)
Courtyard by Marriott	Bloomington, IN	14,248	900	10,741	—	3,817	900	14,558	15,458	6,677		09/2004	(1),(2),(3)
Courtyard by Marriott - Tremont	Boston, MA	102,451	24,494	85,246	—	11,340	24,494	96,586	121,080	19,178		03/2015	(1),(2),(3)
Courtyard by Marriott	Columbus, IN	8,160	673	4,804	—	3,435	673	8,239	8,912	3,960		09/2004	(1),(2),(3)
Courtyard by Marriott	Denver, CO	33,376	9,342	29,656	—	3,677	9,342	33,333	42,675	5,909		03/2015	(1),(2),(3)
Courtyard by Marriott	Louisville, KY	18,261	1,352	12,266	—	4,673	1,352	16,939	18,291	6,181		09/2004	(1),(2),(3)
Courtyard by Marriott	Gaithersburg, MD	28,580	5,128	30,522	—	4,372	5,128	34,894	40,022	5,902		03/2015	(1),(2),(3)
Courtyard by Marriott	Crystal City, VA	42,538	5,411	38,610	—	14,073	5,411	52,683	58,094	20,534		06/2005	(1),(2),(3)
Courtyard by Marriott	Ft. Lauderdale, FL	20,617	2,244	18,520	—	6,454	2,244	24,974	27,218	10,598		06/2005	(1),(2),(3)
Courtyard by Marriott	Overland Park, KS	8,794	1,868	14,030	—	4,559	1,868	18,589	20,457	8,299		06/2005	(1),(2),(3)
Courtyard by Marriott	Foothill Ranch, CA	21,735	2,447	16,005	—	3,648	2,447	19,653	22,100	8,232		06/2005	(1),(2),(3)
Courtyard by Marriott	Alpharetta, GA	19,665	2,244	12,345	—	3,590	2,244	15,935	18,179	7,084		06/2005	(1),(2),(3)
Courtyard by Marriott	Oakland, CA	28,240	5,112	19,429	—	4,099	5,112	23,528	28,640	9,013		04/2007	(1),(2),(3)
Courtyard by Marriott	Scottsdale, AZ	23,600	3,700	22,134	—	4,884	3,700	27,018	30,718	10,337		04/2007	(1),(2),(3)
Courtyard by Marriott	Plano, TX	18,160	2,115	22,360	—	1,994	2,115	24,354	26,469	8,592		04/2007	(1),(2),(3)
Courtyard by Marriott	Newark, CA	34,960	2,863	10,723	—	1,678	2,863	12,401	15,264	4,413		04/2007	(1),(2),(3)
Courtyard by Marriott	Manchester, CT	6,292	1,301	7,430	—	1,931	1,301	9,361	10,662	3,766		04/2007	(1),(2),(3)
Courtyard by Marriott	Basking Ridge, NJ	41,600	5,419	45,304	—	6,482	5,419	51,786	57,205	18,549		04/2007	(1),(2),(3)
Courtyard by Marriott	Wichita, KS	18,380	291	23,090	—	(1,108)	291	21,982	22,273	2,887		06/2015	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Courtyard by Marriott - Billerica	Boston, MA	29,807	3,528	29,352	—	1,410	3,528	30,762	34,290	6,099		06/2015	(1),(2),(3)
Homewood Suites	Pittsburgh, PA	25,492	1,906	28,093	—	2,781	1,906	30,874	32,780	5,132		06/2015	(1),(2),(3)
Marriott Residence Inn	Lake Buena Vista, FL	25,330	2,555	20,367	—	10,717	2,555	31,084	33,639	13,809		03/2004	(1),(2),(3)
Marriott Residence Inn	Evansville, IN	7,830	961	5,972	(1)	2,939	960	8,911	9,871	4,419		09/2004	(1),(2),(3)
Marriott Residence Inn	Orlando, FL	25,687	6,554	40,539	—	19,672	6,554	60,211	66,765	22,529		06/2005	(1),(2),(3)
Marriott Residence Inn	Falls Church, VA	26,151	2,752	34,979	—	7,376	2,752	42,355	45,107	17,299		06/2005	(1),(2),(3)
Marriott Residence Inn	San Diego, CA	29,281	3,156	29,514	—	3,810	3,156	33,324	36,480	13,267		06/2005	(1),(2),(3)
Marriott Residence Inn	Salt Lake City, UT	15,798	1,897	16,357	—	3,489	1,897	19,846	21,743	7,819		06/2005	(1),(2),(3)
Marriott Residence Inn	Las Vegas, NV	38,160	18,177	39,568	(6,184)	(12,854)	11,993	26,714	38,707	7,465		04/2007	(1),(2),(3),(4)
Marriott Residence Inn	Phoenix, AZ	23,680	4,100	23,187	—	2,655	4,100	25,842	29,942	9,014		04/2007	(1),(2),(3)
Marriott Residence Inn	Plano, TX	14,160	2,045	16,869	—	2,116	2,045	18,985	21,030	6,774		04/2007	(1),(2),(3)
Marriott Residence Inn	Newark, CA	37,760	3,272	11,706	—	2,586	3,272	14,292	17,564	5,272		04/2007	(1),(2),(3)
Marriott Residence Inn	Manchester, CT	6,759	1,462	8,306	—	3,798	1,462	12,104	13,566	5,454		04/2007	(1),(2),(3)
Marriott Residence Inn	Jacksonville, FL	9,865	1,997	16,084	—	10,214	1,997	26,298	28,295	9,129		05/2007	(1),(2),(3)
Marriott Residence Inn	Stillwater, OK	7,911	930	15,070	(524)	(7,185)	406	7,885	8,291	1,377		06/2015	(1),(2),(3),(4)
Tribute Portfolio	Santa Fe, NM	25,000	8,094	42,058	—	1,049	8,094	43,107	51,201	1,453		10/2018	(1),(2),(3)
TownePlace Suites by Marriott	Manhattan Beach, CA	23,680	4,805	17,543	—	4,937	4,805	22,480	27,285	8,843		04/2007	(1),(2),(3)
Ritz-Carlton	Atlanta, GA	97,902	2,477	80,139	—	31,229	2,477	111,368	113,845	21,266		03/2015	(1),(2),(3)
One Ocean	Atlantic Beach, FL	57,600	5,815	14,817	—	28,226	5,815	43,043	48,858	25,727		04/2004	(1),(2),(3)
Renaissance	Nashville, TN	207,000	20,671	158,260	—	33,589	20,671	191,849	212,520	32,689		03/2015	(1),(2),(3)
Renaissance	Palm Springs, CA	51,522	—	74,112	—	15,176	—	89,288	89,288	17,719		03/2015	(1),(2),(3)
Sheraton Hotel	Ann Arbor, MI	35,200	4,158	35,042	—	4,570	4,158	39,612	43,770	5,387		06/2015	(1),(2),(3)
Sheraton Hotel	Langhorne, PA	12,880	2,037	12,424	—	9,270	2,037	21,694	23,731	10,860		07/2004	(1),(2),(3)
Sheraton Hotel	Minneapolis, MN	20,933	2,953	14,280	—	5,909	2,953	20,189	23,142	9,417		03/2005	(1),(2),(3)
Sheraton Hotel	Indianapolis, IN	59,278	3,100	22,041	—	22,381	3,100	44,422	47,522	21,532		03/2005	(1),(2),(3)
Sheraton Hotel	Anchorage, AK	26,331	4,023	39,363	—	19,502	4,023	58,865	62,888	23,437		12/2006	(1),(2),(3)
Sheraton Hotel	San Diego, CA	36,160	7,294	36,382	—	7,893	7,294	44,275	51,569	17,483		12/2006	(1),(2),(3)
Hyatt Regency	Coral Gables, FL	63,200	4,805	50,820	—	27,599	4,805	78,419	83,224	28,276		04/2007	(1),(2),(3)
Hyatt Regency	Hauppauge, NY	36,095	6,284	35,669	—	(1,085)	6,284	34,584	40,868	6,512		03/2015	(1),(2),(3)
Hyatt Regency	Savannah, GA	69,224	14,041	72,721	—	13,781	14,041	86,502	100,543	17,958		03/2015	(1),(2),(3)
Crown Plaza	Key West, FL	64,980	—	27,514	—	11,167	—	38,681	38,681	17,619		03/2005	(1),(2),(3)
Crown Plaza	Annapolis, MD	—	—	9,903	—	119	—	10,022	10,022	4,658		03/2015	(1),(2),(3)
Annapolis Historic Inn	Annapolis, MD	18,658	3,028	7,833	—	8,387	3,028	16,220	19,248	8,962		03/2005	(1),(2),(3),(4)
Lakeway Resort & Spa	Austin, TX	19,527	4,541	28,940	—	7,716	4,541	36,656	41,197	12,160		02/2015	(1),(2),(3)
Silversmith	Chicago, IL	27,739	4,782	22,398	—	(1,871)	4,782	20,527	25,309	3,507		03/2015	(1),(2),(3)
The Churchill	Washington, D.C.	41,114	25,898	32,304	—	14,778	25,898	47,082	72,980	12,525		03/2015	(1),(2),(3)
The Melrose	Washington, D.C.	75,454	29,277	62,507	—	(43)	29,277	62,464	91,741	8,804		03/2015	(1),(2),(3)
Le Pavillon	New Orleans, LA	43,750	10,933	51,549	(2,601)	11,760	8,332	63,309	71,641	11,450		06/2015	(1),(2),(3)
The Ashton	Ft. Worth, TX	8,881	800	7,187	—	1,712	800	8,899	9,699	2,283		07/2014	(1),(2),(3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Westin	Princeton, NJ	33,000	6,475	52,195	—	8,035	6,475	60,230	66,705	10,831		03/2015	(1),(2),(3)
W	Atlanta, GA	48,800	2,353	54,383	—	4,542	2,353	58,925	61,278	8,589		07/2015	(1),(2),(3)
W	Minneapolis, MN	51,843	8,430	79,713	—	5,008	8,430	84,721	93,151	9,327		11/2015	(1),(2),(3)
Le Meridien	Minneapolis, MN	—	2,752	12,248	—	2,578	2,752	14,826	17,578	2,561		07/2015	(1),(2),(3)
Hotel Indigo	Atlanta, GA	16,100	3,230	23,713	—	4,546	3,230	28,259	31,489	3,991		10/2015	(1),(2),(3)
WorldQuest	Orlando, FL	—	1,432	9,870	(40)	2,142	1,392	12,012	13,404	3,077		03/2011	(1),(2),(3)
Total		$4,124,003	$782,850	$3,760,480	$(12,077)	$913,006	$770,773	$4,673,486	$5,444,259	$1,335,816

_________________________
(1) Estimated useful life for buildings is 39 years.
(2) Estimated useful life for building improvements is 7.5 years.
(3) Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4) Amounts include impairment charges.

	Year Ended December 31,
	2019	2018	2017
Investment in Real Estate:
Beginning balance	$5,287,463	$5,064,294	$5,054,564
Additions	409,603	374,223	225,461
Impairment/write-offs	(136,658)	(125,964)	(111,820)
Sales/disposals	(116,149)	(25,090)	(85,709)
Assets held for sale	—	—	(18,202)
Ending balance	$5,444,259	$5,287,463	$5,064,294
Accumulated Depreciation:
Beginning balance	1,182,244	1,028,379	894,001
Depreciation expense	269,664	258,441	247,220
Impairment/write-offs	(103,038)	(102,410)	(101,008)
Sales/disposals	(13,054)	(2,166)	(11,364)
Assets held for sale	—	—	(470)
Ending balance	$1,335,816	$1,182,244	$1,028,379
Investment in Real Estate, net	$4,108,443	$4,105,219	$4,035,915