Form 10-Q
period 2020-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2020-05-28
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	105,261,331
(Class)	Outstanding at May 22, 2020

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Investments in hotel properties, net	$4,024,176	$4,108,443
Cash and cash equivalents	240,316	262,636
Restricted cash	126,649	135,571
Marketable securities	437	14,591
Accounts receivable, net of allowance of $794 and $698, respectively	29,129	39,638
Inventories	4,288	4,346
Notes receivable, net	7,844	7,709
Investment in unconsolidated entity	2,801	2,829
Deferred costs, net	2,786	2,897
Prepaid expenses	28,329	21,886
Derivative assets, net	1,629	1,691
Operating lease right-of-use assets	45,576	49,995
Other assets	27,783	17,932
Intangible assets	797	797
Due from related parties, net	4,399	3,019
Due from third-party hotel managers	19,183	17,368
Total assets	$4,566,122	$4,691,348
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$4,103,658	$4,106,518
Accounts payable and accrued expenses	135,993	134,341
Dividends and distributions payable	11,740	20,849
Due to Ashford Inc., net	5,229	6,570
Due to third-party hotel managers	3,021	2,509
Intangible liabilities, net	2,317	2,337
Operating lease liabilities	45,747	53,270
Derivative liabilities, net	350	42
Other liabilities	25,168	25,776
Total liabilities	4,333,223	4,352,212
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	35,229	69,870
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 2,389,393 shares issued and outstanding at March 31, 2020 and December 31, 2019	24	24
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at March31, 2020 and December 31, 2019	62	62
Series H Cumulative Preferred Stock, 3,800,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	38	38
Series I Cumulative Preferred Stock, 5,400,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	54	54
Common stock, $0.01 par value, 400,000,000 shares authorized, 105,115,965 and 102,103,602 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,051	1,021
Additional paid-in capital	1,829,396	1,825,553
Accumulated deficit	(1,633,459)	(1,558,038)
Total stockholders’ equity of the Company	197,214	268,762
Noncontrolling interest in consolidated entities	456	504
Total equity	197,670	269,266
Total liabilities and equity	$4,566,122	$4,691,348
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
REVENUE
Rooms	$215,807	$280,381
Food and beverage	47,950	61,061
Other hotel revenue	17,348	16,204
Total hotel revenue	281,105	357,646
Other	772	1,072
Total revenue	281,877	358,718
EXPENSES
Hotel operating expenses:
Rooms	52,466	60,647
Food and beverage	34,901	41,323
Other expenses	103,794	113,527
Management fees	10,549	12,989
Total hotel expenses	201,710	228,486
Property taxes, insurance and other	20,472	20,397
Depreciation and amortization	66,350	67,178
Impairment charges	27,613	—
Advisory services fee	15,299	16,304
Corporate, general and administrative	3,492	2,601
Total expenses	334,936	334,966
Gain (loss) on sale of assets and hotel properties	3,623	233
OPERATING INCOME (LOSS)	(49,436)	23,985
Equity in earnings (loss) of unconsolidated entities	(79)	(1,063)
Interest income	611	781
Other income (expense)	1,522	(316)
Interest expense and amortization of premiums and loan costs	(57,085)	(66,166)
Write-off of premiums, loan costs and exit fees	(95)	(2,062)
Unrealized gain (loss) on marketable securities	(1,477)	808
Unrealized gain (loss) on derivatives	4,422	(2,994)
INCOME (LOSS) BEFORE INCOME TAXES	(101,617)	(47,027)
Income tax (expense) benefit	(303)	405
NET INCOME (LOSS)	(101,920)	(46,622)
(Income) loss attributable to noncontrolling interest in consolidated entities	48	26
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	17,671	8,579
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(84,201)	(38,017)
Preferred dividends	(10,644)	(10,644)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(94,845)	$(48,661)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(0.94)	$(0.49)
Weighted average common shares outstanding – basic	100,470	99,407
Diluted:
Net income (loss) attributable to common stockholders	$(0.94)	$(0.49)
Weighted average common shares outstanding – diluted	100,470	99,407
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(101,920)	$(46,622)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	(101,920)	(46,622)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	48	26
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	17,671	8,579
Comprehensive income (loss) attributable to the Company	$(84,201)	$(38,017)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	102,104	$1,021	$1,825,553	$(1,558,038)	$504	$269,266	$69,870
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(246)	(3)	(355)	—	—	(358)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,272	—	—	3,272	1,634
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(30)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1,333	13	(13)	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	378	—	378	—
Dividends declared – preferred stock - Series D ($.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred stock - Series G ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)	—
Dividends declared – preferred stock - Series H ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred stock - Series I ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1,955	20	939	—	—	959	(959)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,401
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	19,046	—	19,046	(19,046)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,201)	(48)	(84,249)	(17,671)
Balance at March 31, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	105,116	$1,051	$1,829,396	$(1,633,459)	$456	$197,670	$35,229

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	101,036	$1,010	$1,814,273	$(1,363,020)	$616	$453,105	$80,743
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	—	—	—	—	1,755	—	1,755	—
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(187)	(1)	(902)	—	—	(903)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,788	—	—	2,788	1,802
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(6)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1,323	13	(13)	—	—	—	23
Common stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	(200)	—	—	(200)	—
Issuance of common units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,854
Dividends declared – common stock ($.12/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,450)	—	(12,450)	—
Dividends declared – preferred stock - Series D ($.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred stock - Series G ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)	—
Dividends declared – preferred stock - Series H ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred stock - Series I ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,623)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,760)	—	(22,760)	22,760
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,017)	(26)	(38,043)	(8,579)
Balance at March 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	102,166	$1,022	$1,815,946	$(1,445,136)	$590	$372,648	$101,980
See Notes to Consolidated Financial Statements

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(101,920)	$(46,622)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	66,350	67,178
Impairment charges	27,613	—
Amortization of intangibles	(69)	(59)
Recognition of deferred income	(237)	(222)
Bad debt expense	682	567
Deferred income tax expense (benefit)	(321)	(697)
Equity in (earnings) loss of unconsolidated entities	79	1,063
(Gain) loss on sale of assets and hotel properties	(3,623)	(233)
Realized and unrealized (gain) loss on marketable securities	(627)	(804)
Purchases of marketable securities	(452)	(1,325)
Sales of marketable securities	15,233	12,395
Net settlement of trading derivatives	4,630	(2,675)
Realized and unrealized (gain) loss on derivatives	(4,197)	3,157
Amortization of loan costs and premiums and write-off of premiums, loan costs and exit fees	6,603	9,255
Equity-based compensation	4,906	4,590
Amortization of parking asset	117	—
Non-cash interest income	(208)	—
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	9,738	(29,314)
Prepaid expenses and other assets	(11,344)	(5,162)
Operating lease right-of-use asset	265	(1,863)
Operating lease liability	(162)	514
Accounts payable and accrued expenses	1,440	21,195
Due to/from related parties	(1,380)	(2,327)
Due to/from third-party hotel managers	(1,303)	(3,470)
Due to/from Ashford Inc., net	(632)	861
Other liabilities	692	777
Net cash provided by (used in) operating activities	11,873	26,779
Cash Flows from Investing Activities
Investment in unconsolidated entity	(51)	(299)
Proceeds from franchise agreement	—	4,000
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	—	(212,791)
Improvements and additions to hotel properties	(20,365)	(37,982)
Net proceeds from sales of assets and hotel properties	4,654	5,000
Payments for initial franchise fees	—	(200)
Proceeds from property insurance	147	198
Net cash provided by (used in) investing activities	(15,615)	(242,074)
Cash Flows from Financing Activities
Borrowings on indebtedness	37,000	385,000
Repayments of indebtedness	(45,287)	(179,554)
Payments for loan costs and exit fees	(1,176)	(8,916)
Payments for dividends and distributions	(17,974)	(24,959)
Purchases of common stock	—	(903)
Payments for derivatives	(63)	(296)
Common stock offering costs	—	(200)
Other	—	23
Net cash provided by (used in) financing activities	(27,500)	170,195
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,242)	(45,100)
Cash, cash equivalents and restricted cash at beginning of period	398,207	439,812
Cash, cash equivalents and restricted cash and at end of period	$366,965	$394,712

	Three Months Ended March 31,
	2020	2019
Supplemental Cash Flow Information
Interest paid	$51,272	$57,457
Income taxes paid (refunded)	(87)	46
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$18,714	$27,390
Common stock purchases accrued but not paid	358	—
Issuance of units for hotel acquisition	—	7,854
Assumption of debt in hotel acquisition	—	24,922
Dividends and distributions declared but not paid	11,740	27,552
Accrued but unpaid financing costs	4,994	—
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$262,636	$319,210
Restricted cash at beginning of period	135,571	120,602
Cash, cash equivalents and restricted cash at beginning of period	$398,207	$439,812

Cash and cash equivalents at end of period	$240,316	$242,561
Restricted cash at end of period	126,649	152,151
Cash, cash equivalents and restricted cash at end of period	$366,965	$394,712
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”). While our portfolio currently consists of upscale hotels and upper upscale full-service hotels, our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the U.S. that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average, and in all methods including direct real estate, equity, and debt. Future investments will predominantly be in upper upscale hotels. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. In this report, terms such as the “Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of March 31, 2020, we owned interests in the following assets:

•
116 consolidated hotel properties, including 114 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 24,746 total rooms (or 24,719 net rooms excluding those attributable to our partner);

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”); and

•	17.1% ownership in OpenKey with a carrying value of $2.8 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2020, our 116 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Hotels, a subsidiary of Ashford Inc., manages 79 of our 116 hotel properties and WorldQuest. Third-party management companies manage the remaining hotel properties.
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
COVID-19, Management’s Plans and Liquidity
In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR reduction associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. The prolonged presence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remain operational. Operations will remain suspended until state and local government restrictions and requirements are lifted and the Company can be confident that reopening the hotels will not jeopardize the health and safety of guests, hotel employees and local communities. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Company’s results of operations, financial position and cash flow in 2020. As a result, in March 2020, the Company suspended the quarterly cash dividend on its common shares for the first quarter of 2020 and likely the remainder of 2020, reduced planned capital expenditures and reduced the compensation of its board of directors, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business.
Although the Company was in compliance with all its debt covenants as of March 31, 2020, subsequent to March 31, 2020 the Company did not make principal or interest payments under nearly all of its mortgage loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable mortgage loan, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, the Company’s lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans. The lenders who hold the notes that are secured by the Embassy Suites New York Manhattan Times Square and Hilton Scotts Valley hotel in Santa Cruz, California have each sent us an acceleration notice which accelerated all payments due under the applicable loan agreement. The Company is actively negotiating the terms for forbearance agreements or waivers with its lenders. Additionally, certain of the Company's hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company will default on some or all of the ground leases within the next twelve months. Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles requires that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreement will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could turn over the hotels securing the mortgage loans to the respective lenders.
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The following acquisitions and dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
Embassy Suites New York Manhattan Times Square	New York, NY	Acquisition	January 22, 2019
Hilton Santa Cruz/Scotts Valley	Santa Cruz, CA	Acquisition	February 26, 2019
San Antonio Marriott	San Antonio, TX	Disposition	August 2, 2019
Hilton Garden Inn Wisconsin Dells	Wisconsin Dells, WI	Disposition	August 6, 2019
Courtyard Savannah	Savannah, GA	Disposition	August 14, 2019
SpringHill Suites Jacksonville	Jacksonville, FL	Disposition	December 3, 2019
Crowne Plaza Annapolis	Annapolis, MD	Disposition	March 9, 2020

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
Income Taxes—On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the period ended March 31, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.
Recently Adopted Accounting Standards—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 updates the effective dates for ASU 2016-13, but there is no change for public companies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2019-11”). ASU 2019-11, clarifies specific issues within the amendments of ASU 2016-13. We adopted the standard effective January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards—In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that ASU 2020-01 may have on our consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended March 31, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$14,058	$4,059	$1,153	$—	$19,270
Boston, MA Area	3	6,788	995	1,233	—	9,016
Dallas / Ft. Worth Area	7	13,128	3,921	959	—	18,008
Houston, TX Area	3	5,106	2,291	188	—	7,585
Los Angeles, CA Metro Area	6	16,212	3,357	1,085	—	20,654
Miami, FL Metro Area	3	8,142	2,441	207	—	10,790
Minneapolis - St. Paul, MN - WI Area	4	4,570	1,259	590	—	6,419
Nashville, TN Area	1	9,538	5,100	888	—	15,526
New York / New Jersey Metro Area	7	14,335	3,403	1,100	—	18,838
Orlando, FL Area	3	6,913	427	678	—	8,018
Philadelphia, PA Area	3	3,687	688	161	—	4,536
San Diego, CA Area	2	3,344	247	238	—	3,829
San Francisco - Oakland, CA Metro Area	7	16,092	2,068	648	—	18,808
Tampa, FL Area	2	6,609	2,141	351	—	9,101
Washington D.C. - MD - VA Area	9	20,446	4,388	1,977	—	26,811
Other Areas	47	65,318	10,996	5,530	—	81,844
Orlando WorldQuest	—	1,031	25	347	—	1,403
Sold properties	1	490	144	15	—	649
Corporate	—	—	—	—	772	772
Total	117	$215,807	$47,950	$17,348	$772	$281,877

	Three Months Ended March 31, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$20,276	$5,043	$1,195	$—	$26,514
Boston, MA Area	3	9,470	1,601	812	—	11,883
Dallas / Ft. Worth Area	7	15,904	4,776	885	—	21,565
Houston, TX Area	3	6,641	2,561	199	—	9,401
Los Angeles, CA Metro Area	6	20,544	4,593	1,166	—	26,303
Miami, FL Metro Area	3	8,910	2,788	225	—	11,923
Minneapolis - St. Paul, MN - WI Area	4	6,369	1,622	793	—	8,784
Nashville, TN Area	1	12,082	5,198	697	—	17,977
New York / New Jersey Metro Area	7	18,877	4,706	766	—	24,349
Orlando, FL Area	3	8,986	536	460	—	9,982
Philadelphia, PA Area	3	4,667	793	156	—	5,616
San Diego, CA Area	2	4,329	402	219	—	4,950
San Francisco - Oakland, CA Metro Area	7	21,625	2,338	567	—	24,530
Tampa, FL Area	2	8,134	2,713	269	—	11,116
Washington D.C. - MD - VA Area	9	25,755	5,450	1,811	—	33,016
Other Areas	47	80,378	14,415	5,300	—	100,093
Orlando WorldQuest	—	1,186	15	393	—	1,594
Sold properties	5	6,248	1,511	291	—	8,050
Corporate	—	—	—	—	1,072	1,072
Total	121	$280,381	$61,061	$16,204	$1,072	$358,718

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$767,363	$769,381
Buildings and improvements	4,092,971	4,129,884
Furniture, fixtures and equipment	480,612	503,156
Construction in progress	22,820	29,745
Condominium properties	11,901	12,093
Total cost	5,375,667	5,444,259
Accumulated depreciation	(1,351,491)	(1,335,816)
Investments in hotel properties, net	$4,024,176	$4,108,443

5. Hotel Disposition and Impairment Charges
Hotel Disposition
On March 9, 2020, the Company sold the Crowne Plaza in Annapolis, Maryland for approximately $5.1 million in cash. The net carrying value was approximately $2.1 million. The sale resulted in a gain of approximately $3.6 million for the three months ended March 31, 2020, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations.
Impairment Charges

During the three months ended March 31, 2020, we recorded an impairment charge of $27.6 million, which was comprised of $13.9 million at the Columbus Hampton Inn Easton, $10.0 million at the Canonsburg Homewood Suites Pittsburgh Southpointe and $3.7 million at the Phoenix Hampton Inn Airport North as a result of reduced estimated cash flows resulting from the COVID-19 pandemic and changes to the expected holding periods of these hotel properties. Each impairment charge was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques. There were no impairment charges for the three months ended March 31, 2019.
The following table presents our hotel properties measured at fair value aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at March 31, 2020, and the related impairment charges recorded (in thousands):

	Level 1	Level 2	Level 3	Total	Impairment Charges
Columbus Hampton Inn Easton	$—	$—	$13,293	$13,293	$13,943	(1)
Phoenix Hampton Inn Airport North	—	—	9,030	9,030	3,692	(1)
Canonsburg Homewood Suites Pittsburgh Southpointe	—	—	17,255	17,255	9,978	(1)
Total	$—	$—	$39,578	$39,578	$27,613
_________________________

(1)	The impairment charges were based on the estimated fair value of each applicable property and were recorded during the three months ended March 31, 2020.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Investment in Unconsolidated Entity
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of March 31, 2020, the Company has made investments in OpenKey totaling $4.7 million.
Our investment is recorded as “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three months ended March 31, 2020 and 2019.
The following table summarizes our carrying value and ownership interest in OpenKey:

	March 31, 2020	December 31, 2019
Carrying value of the investment in OpenKey (in thousands)	$2,801	$2,829
Ownership interest in OpenKey	17.1%	17.0%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended March 31,
Line Item	2020	2019
Equity in earnings (loss) of unconsolidated entity	$(79)	$(116)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2020	December 31, 2019
Mortgage loan(2)	19 hotels	April 2020	LIBOR(1) + 3.20%	$907,030	$907,030
Mortgage loan(3)	1 hotel	June 2020	LIBOR(1) + 5.10%	—	43,750
Mortgage loan(4)	7 hotels	June 2020	LIBOR(1) + 3.65%	180,720	180,720
Mortgage loan(4)	7 hotels	June 2020	LIBOR(1) + 3.39%	174,400	174,400
Mortgage loan(4)	5 hotels	June 2020	LIBOR(1) + 3.73%	221,040	221,040
Mortgage loan(4)	5 hotels	June 2020	LIBOR(1) + 4.02%	262,640	262,640
Mortgage loan(4)	5 hotels	June 2020	LIBOR(1) + 2.73%	160,000	160,000
Mortgage loan(4)	5 hotels	June 2020	LIBOR(1) + 3.68%	215,120	215,120
Mortgage loan(5)	1 hotel	July 2020	LIBOR(1) + 4.40%	35,200	35,200
Mortgage loan(5)	8 hotels	July 2020	LIBOR(1) + 4.33%	144,000	144,000
Mortgage loan	1 hotel	November 2020	6.26%	91,046	91,542
Mortgage loan(6)	1 hotel	November 2020	LIBOR(1) + 2.55%	25,000	25,000
Mortgage loan(7)	17 hotels	November 2020	LIBOR(1) + 3.00%	419,000	419,000
Mortgage loan(8)	8 hotels	February 2021	LIBOR(1) + 2.92%	395,000	395,000
Mortgage loan(4)	2 hotels	March 2021	LIBOR(1) + 2.75%	240,000	240,000
Mortgage loan(9)	1 hotel	February 2022	LIBOR(1) + 3.90%	145,000	145,000
Mortgage loan	1 hotel	November 2022	LIBOR(1) + 2.00%	97,000	97,000
Mortgage loan(9)	1 hotel	December 2022	LIBOR(1) + 2.25%	16,100	16,100
Mortgage loan(3)	1 hotel	January 2023	LIBOR(1) + 3.40%	37,000	—
Mortgage loan	1 hotel	May 2023	5.46%	51,582	51,843
Mortgage loan	1 hotel	June 2023	LIBOR(1) + 2.45%	73,450	73,450
Mortgage loan	1 hotel	January 2024	5.49%	6,727	6,759
Mortgage loan	1 hotel	January 2024	5.49%	9,818	9,865
Mortgage loan	1 hotel	May 2024	4.99%	6,260	6,292
Mortgage loan	1 hotel	June 2024	LIBOR(1) + 2.00%	8,881	8,881
Mortgage loan	3 hotels	August 2024	5.20%	64,022	64,207
Mortgage loan	2 hotels	August 2024	4.85%	11,809	11,845
Mortgage loan	3 hotels	August 2024	4.90%	23,611	23,683
Mortgage loan	2 hotels	February 2025	4.45%	19,369	19,438
Mortgage loan	3 hotels	February 2025	4.45%	50,098	50,279
Mortgage loan	1 hotel	March 2025	4.66%	24,794	24,919
				4,115,717	4,124,003
Premiums, net				598	655
Deferred loan costs, net				(12,657)	(18,140)
Indebtedness, net				$4,103,658	$4,106,518
_____________________________

(1)	LIBOR rates were 0.993% and 1.763% at March 31, 2020 and December 31, 2019, respectively.

(2)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.

(3)
On January 9, 2020, we refinanced this mortgage loan totaling $43.8 million with a new $37.0 million mortgage loan with a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 3.40%.

(4)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.

(5)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in July 2019.

(6)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.

(7)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in November 2019.

(8)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began February 2020.

(9)	This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On January 9, 2020, we refinanced our $43.8 million mortgage loan, secured by the Le Pavillon in New Orleans, Louisiana. In connection with the refinance we reduced the loan amount by $6.8 million. The new mortgage loan totals $37.0 million. The new mortgage loan is interest only and provides for an interest rate of LIBOR + 3.40%. The stated maturity is January 2023 with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Le Pavillon.
During the three months ended March 31, 2020 and 2019, we recognized net premium amortization as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2020	2019
Interest expense and amortization of premium and loan costs	$56	$65

The amortization of the net premium is computed using a method that approximates the effective interest method, which is included in “interest expense and amortization of premiums and loan costs” in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of March 31, 2020, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements as amended. Subsequent to March 31, 2020 the Company did not make principal or interest payments under nearly all of its mortgage loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. See note 1.
8. Notes Receivable, net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	March 31, 2020	December 31, 2019
Construction Financing Note (1) (5)
Face amount	7.0%	$4,000	$4,000
Discount (2)		(339)	(402)
		3,661	3,598
Certificate of Occupancy Note (3) (5)
Face amount	7.0%	$5,250	$5,250
Discount (4)		(1,067)	(1,139)
		4,183	4,111
Note receivable, net		$7,844	$7,709
____________________________________

(1)
The outstanding principal balance and all accrued and unpaid interest shall be due and payable on or before the earlier of (i) the buyer closing on third party institutional financing for the construction of improvements on the property, (ii) three years after the development commencement date, or (iii) July 9, 2024.

(2)	The discount represents the imputed interest during the interest free period. Interest begins accruing on July 9, 2021.

(3)	The outstanding principal balance and all accrued and unpaid interest shall be due and payable on or before July 9, 2025.

(4)	The discount represents the imputed interest during the interest free period. Interest begins accruing on July 9, 2023.

(5)	The notes receivable are secured by the 1.65-acre land parcel adjacent to the Hilton St. Petersburg Bayfront.
No cash interest income was recorded for the three months ended March 31, 2020.
For the three months ended March 31, 2020, we recognized discount amortization of $135,000, which is included in “other income (expense)” in the consolidated statement of operations.
On January 1, 2020, we adopted the provisions of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses. Upon adoption we evaluated the notes and other receivables under the criteria in ASC Topic 326. Upon adoption we determined that the expected credit loss associated with the notes and other receivables was immaterial. As of March 31, 2020, there was no allowance related to the notes receivable.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Other consideration received from the sale of the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront is summarized in the table below (dollars in thousands):

	Imputed Interest Rate	March 31, 2020		December 31, 2019
Future ownership rights of parking parcel	7.0%	$4,100		$4,100
Imputed interest		145		72
		4,245	(1)	4,172	(1)

Free use of parking easement prior to development commencement	7.0%	$235		$235
Accumulated amortization		(235)		(118)
		—	(1)	117	(1)

Reimbursement of parking fees while parking parcel is in development (2)	7.0%	$462		$462
Accumulated amortization		—		—
		462	(1)	462	(1)
Total		$4,751		$4,751
____________________________________

(1)	Included in “other assets” in the consolidated balance sheets.

(2)	Amortization will commence when the parking parcel begins development.
For the three months ended March 31, 2020, we recognized imputed interest of $73,000 and amortization of $117,000 related to the free use of parking easement, which are included in “other income (expense)” in the consolidated statement of operations.
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
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Three Months Ended March 31,
	2020		2019
Interest rate caps:
Notional amount (in thousands)	$432,000	(1)	$385,000	(1)
Strike rate low end of range	3.00%		3.50%
Strike rate high end of range	4.00%		4.00%
Effective date range	January 2020		January 2019 - March 2019
Termination date range	February 2021 - February 2022		March 2021 - February 2022
Total cost (in thousands)	$63		$295

Interest rate floors:
Notional amount (in thousands)	$—	(1)	$6,000,000	(1)
Strike rate low end of range			1.63%
Strike rate high end of range			1.63%
Effective date range			January 2019
Termination date range			March 2020
Total cost (in thousands)	$—		$225
_______________

(1)	These instruments were not designated as cash flow hedges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We held interest rate instruments as summarized in the table below:

	March 31, 2020		December 31, 2019
Interest rate caps:
Notional amount (in thousands)	$3,836,740	(1)	$3,799,740	(1)
Strike rate low end of range	1.50%		1.50%
Strike rate high end of range	5.22%		5.22%
Termination date range	April 2020 - February 2022		February 2020 - February 2022
Aggregate principle balance on corresponding mortgage loans (in thousands)	$3,659,581		$3,666,331

Interest rate floors: (2)
Notional amount (in thousands)	$6,025,000	(1)	$12,025,000	(1)
Strike rate low end of range	(0.25)%		(0.25)%
Strike rate high end of range	1.25%		1.63%
Termination date range	April 2020 - November 2021		March 2020 - November 2021
_______________

(1)	These instruments were not designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of March 31, 2020, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $6.8 million as of March 31, 2020. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
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
Fair values of hotel properties are based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach (Level 3 inputs). See note 5.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2020, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 0.993% to 0.211% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting(1)	Total

March 31, 2020:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$419	$—	$—	$419	(2)
Interest rate derivatives - caps	—	58	—	—	58	(2)
Credit default swaps	—	851	—	301	1,152	(2)
	—	1,328	—	301	1,629
Non-derivative assets:
Equity securities	437	—	—	—	437	(3)
Total	$437	$1,328	$—	$301	$2,066
Liabilities
Derivative liabilities:
Credit default swaps	—	350	—	(700)	(350)	(4)
Net	$437	$1,678	$—	$(399)	$1,716

December 31, 2019:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$42	$—	$257	$299	(2)
Interest rate derivatives - caps	—	47	—	—	47	(2)
Credit default swaps	—	(1,579)	—	2,924	1,345	(2)
	—	(1,490)	—	3,181	1,691
Non-derivative assets:
Equity securities	14,591	—	—	—	14,591	(3)
Total	$14,591	$(1,490)	$—	$3,181	$16,282
Liabilities
Derivative liabilities:
Credit default swaps	—	(1,092)	—	1,050	(42)	(4)
Net	$14,591	$(2,582)	$—	$4,231	$16,240
____________________________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported net as “derivative assets, net” in our consolidated balance sheets.

(3)	Reported as “marketable securities” in our consolidated balance sheets.

(4)	Reported net as “derivative liabilities, net” in our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair value measured assets and liabilities on the consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2020		2019
Assets
Derivative assets:
Interest rate derivatives - floors	$377		$(196)
Interest rate derivatives - caps	(52)		(642)
Credit default swaps	2,430	(4)	(1,533)	(4)
	2,755		(2,371)
Non-derivative assets:
Equity	627		804
Total	3,382		(1,567)
Liabilities
Derivative liabilities:
Credit default swaps	1,442	(4)	(786)	(4)
Net	$4,824		$(2,353)

Total combined
Interest rate derivatives - floors	$602		$(33)
Interest rate derivatives - caps	(52)		(642)
Credit default swaps	3,872		(2,319)
Unrealized gain (loss) on derivatives	4,422	(1)	(2,994)	(1)
Realized gain (loss) on interest rate floors	(225)	(2)	(163)	(2)
Unrealized gain (loss) on marketable securities	(1,477)	(3)	808	(3)
Realized gain (loss) on marketable securities	2,104	(2)	(4)	(2)
Net	$4,824		$(2,353)
____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.

(4)	Excludes costs of $268 and $266 for the three months ended March 31, 2020 and 2019, respectively, included in “other income (expense)” associated with credit default swaps.

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

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$437	$437	$14,591	$14,591
Derivative assets, net	1,629	1,629	1,691	1,691
Derivative liabilities, net	350	350	42	42

Financial assets not measured at fair value:
Cash and cash equivalents	$240,316	$240,316	$262,636	$262,636
Restricted cash	126,649	126,649	135,571	135,571
Accounts receivable, net	29,129	29,129	39,638	39,638
Notes receivable, net	7,844	$7,452 to $8,236	7,709	$7,323 to $8,095
Due from related parties, net	4,399	4,399	3,019	3,019
Due from third-party hotel managers	19,183	19,183	17,368	17,368

Financial liabilities not measured at fair value:
Indebtedness	$4,116,315	$3,771,655 to $4,168,669	$4,124,658	$3,881,453 to $4,290,027
Accounts payable and accrued expenses	135,993	135,993	134,341	134,341
Dividends and distributions payable	11,740	11,740	20,849	20,849
Due to Ashford Inc., net	5,229	5,229	6,570	6,570
Due to third-party hotel managers	3,021	3,021	2,509	2,509

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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $7.8 million at March 31, 2020 and approximately 95.0% to 105.0% of the carrying value of $7.7 million as of December 31, 2019.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 91.6% to 101.3% of the carrying value of $4.1 billion at March 31, 2020 and approximately 94.1% to 104.0% of the carrying value of $4.1 billion at December 31, 2019. These fair value estimates are considered a Level 2 valuation technique.
12. Income (Loss) Per Share
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(84,201)	$(38,017)
Less: Dividends on preferred stock	(10,644)	(10,644)
Less: Dividends on common stock	—	(11,979)
Less: Dividends on unvested performance stock units	378	(190)
Less: Dividends on unvested restricted shares	—	(281)
Undistributed income (loss) allocated to common stockholders	(94,467)	(61,111)
Add back: Dividends on common stock	—	11,979
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(94,467)	$(49,132)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	100,470	99,407

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.94)	$(0.49)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.94)	$(0.49)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2020	2019
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—	$281
Income (loss) allocated to unvested performance stock units	—	190
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(17,671)	(8,579)
Total	$(17,671)	$(8,108)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	238	235
Effect of unvested performance stock units	—	278
Effect of assumed conversion of operating partnership units	19,389	18,345
Effect of advisory services incentive fee shares	—	22
Total	19,627	18,880

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
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, have vesting periods ranging from three years to five years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership. In March 2020, 275,000 LTIP units with a fair value of approximately $372,000 and a vesting period of three years were granted.
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Ashford Trust OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. As of March 31, 2020, there were approximately 1.3 million Performance LTIP units, representing 200% of the target number granted, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. During the three months ended March 31, 2020, approximately 1.1 million performance-based LTIP units were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $1.4 million.
In March 2020, 500,000 Performance LTIP units with a fair value of $200,000 and a vesting period of three years were granted.
As of March 31, 2020, we have issued a total of 11.6 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 1.5 million units (500,000 of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	March 31, 2020
	2020	2019
Common units converted to stock	1,955	—
Fair value of common units converted	$959	$—
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	March 31, 2020	December 31, 2019
Redeemable noncontrolling interests (in thousands)	$35,229	$69,870
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	130,900	155,536
Ownership percentage of operating partnership	15.71%	15.92%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Allocated net (income) loss to the redeemable noncontrolling interests	$17,671	$8,579
Distributions declared to holders of common units, LTIP unit and Performance LTIP units	(1,401)	2,623

14. Equity and Equity-Based Compensation
Common Stock Dividends—For the first quarter of 2020, the board of directors did not declare a quarterly common stock dividend. For the first quarter of 2019, the board of directors declared a quarterly dividend of $0.12 per outstanding share of common stock.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance. In March 2020, 1.3 million restricted stock units with a fair value of approximately $1.8 million and a vesting period of three years were granted.
Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of performance stock units (“PSUs”), which have a cliff vesting period of three years, to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. During the three months ended March 31, 2020, 346,000 PSUs were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $378,000. In March 2020, 700,000 PSUs with a fair value of $560,000 and a vesting period of three years were granted.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Preferred Dividends—The board of directors declared quarterly dividends as presented below:

	Three Months Ended March 31,
	2020	2019
8.45% Series D Cumulative Preferred Stock	$0.5281	$0.5281
7.375% Series F Cumulative Preferred Stock	0.4609	0.4609
7.375% Series G Cumulative Preferred Stock	0.4609	0.4609
7.50% Series H Cumulative Preferred Stock	0.4688	0.4688
7.50% Series I Cumulative Preferred Stock	0.4688	0.4688

Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares of our common stock or preferred stock were repurchased under the Repurchase Program during the three months ended March 31, 2020 and 2019.
At-the-Market Equity Offering Program—On December 11, 2017, the Company established an “at-the-market” equity offering program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million. No shares of its common stock were issued under this program during the three months ended March 31, 2020 or 2019.
15. Related Party Transactions
Remington Lodging (prior to Ashford Inc. acquisitions)
Between January 1, 2019 and November 5, 2019, we paid Remington Lodging monthly hotel management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty J. Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc.
Under our advisory agreement, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the advisory agreement, subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale is between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At March 31, 2020, the monthly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually (or stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2020	2019
Advisory services fee
Base advisory fee	$8,917	$8,989
Reimbursable expenses (1)	1,831	2,390
Equity-based compensation (2)	4,551	4,289
Incentive fee	—	636
Total advisory services fee	$15,299	$16,304
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Lismore Advisory Fee
On March 20, 2020, Lismore Capital LLC (“Lismore”), a subsidiary of Ashford Inc., entered into an agreement with the Company to seek modifications, forbearances or refinancings of the Company’s loans (the “Ashford Trust Agreement”). Pursuant to the Ashford Trust Agreement, Lismore shall, during the agreement term (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Ashford Trust Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings of the Company’s mortgage and mezzanine debt (the “Financing”), calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Financings upon execution of the Ashford Trust Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Ashford Trust does not complete, for any reason, Financings during the term of the Ashford Trust Agreement equal to or greater than $4,114,740,601, then Ashford Trust shall offset, against any fees owed by Ashford Trust or its affiliates pursuant to the Advisory Agreement, a portion of the fee paid by Ashford Trust to Lismore pursuant to this section equal to the product of (x) the amount of Financings completed during the term of the Ashford Trust Agreement minus $4,114,740,601 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Financing. As of March 31, 2020, the Company accrued an initial deposit of $5.0 million, included in “other assets” that was subsequently paid in April 2020.
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust has entered into a contribution agreement with Ashford Inc. pursuant to which Ashford Trust has agreed to contribute, with Braemar Hotels & Resorts Inc. (“Braemar”), up to $15 million to fund the operations of Ashford Securities. As of March 31, 2020, Ashford Trust has funded approximately $2.5 million. As of March 31, 2020 and December 31, 2019, $898,000 and $1.6 million, respectively, of the pre-funded amounts were included in “other assets” on our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Costs for all operating expenses of Ashford Securities that are contributed by Ashford Trust and Braemar will be expensed as incurred. These costs will be allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% to Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the True-up Date, the capital contributions will be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Funding advances will be expensed as the expenses are incurred by Ashford Securities. The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2020	2019
Corporate, general and administrative	$698	$—

In the fourth quarter of 2019 the company expensed $896,000 of reimbursed operating expenses of Ashford Securities.
Enhanced Return Funding Program
The Enhanced Return Funding Program Agreement (the “ERFP Agreement”) generally provides that Ashford LLC will make investments to facilitate the acquisition of properties by Ashford Trust OP that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). The investments will equal 10% of the property acquisition price and will be made, either at the time of the property acquisition or at any time generally in the following three years, in exchange for hotel FF&E for use at the acquired property or any other property owned by Ashford Trust OP.
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
As a result of the Embassy Suites New York Manhattan Times Square acquisition in 2019, under the ERFP Agreement, we are entitled to receive $19.5 million from Ashford LLC in the form of future purchases of hotel FF&E. In the second quarter of 2019, the Company sold $8.1 million of hotel FF&E from certain Ashford Trust hotel properties to Ashford LLC. On March 13, 2020, an extension agreement was entered into whereby the required FF&E acquisition date by Ashford LLC of the remaining $11.4 million was extended to December 31, 2022.
Project Management Agreement
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Ashford Inc.’s indirect subsidiary, Premier Project Management LLC (“Premier”), pursuant to which Premier provides project management services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the project management agreement, we pay Premier: (a) project management fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision. On March 20, 2020, we amended the project management agreement to provide that Premier's fees shall be paid by the Company to Premier upon the completion of any work provided by third party vendors to the Company.
Hotel Management Agreement
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. As a result of the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At March 31, 2020, Remington Hotels managed 79 of our 116 hotel properties and the WorldQuest condominium properties.

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
Pursuant to the terms of the Letter Agreement dated March 13, 2020 (the “Hotel Management Letter Agreement”), in order to allow Remington Hotels to better manage its corporate working capital and to ensure the continued efficient operation of our hotels, we agreed to pay the base fee and to reimburse all expenses on a weekly basis for the preceding week, rather than on a monthly basis. The Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by us.
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
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2020, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements.
Franchise Fees—Under franchise agreements for our hotel properties existing at March 31, 2020, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2021 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2020	2019
Other hotel expenses	$14,059	$17,748

Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2020, we pay monthly hotel management fees equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 1% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2020 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2015 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of March 31, 2020, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of twenty years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of March 31, 2020, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”), and the appeal is still pending. By Order dated May 7, 2020, the Second Department referred the matter for mandatory mediation and the parties are working to schedule a mediation session per the Order. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages. The plaintiffs filed an application for damages on August 28, 2019. The defendants filed their opposition to the plaintiffs’ application for damages on October 11, 2019. The plaintiffs filed their reply on October 25, 2019. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If, however, the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus attorneys’ fees. As of March 31, 2020, no amounts have been accrued.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of March 31, 2020 and December 31, 2019, all of our hotel properties were domestically located.
18. Subsequent Events
Subsequent to March 31, 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the Paycheck Protection Program (“PPP”) which was established under the CARES Act. All funds borrowed under the PPP were returned on or before May 7, 2020.
As of May 26, 2020, the Company has temporarily suspended operations at 21 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remain operational.

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
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	the impact of the novel strain of coronavirus (COVID-19) and numerous governmental travel restrictions and other orders on our business;

•	our business and investment strategy;

•	anticipated or expected purchases or sales of assets;

•	our projected operating results;

•	completion of any pending transactions;

•	our ability to obtain future financing arrangements or restructure existing property level indebtedness;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
factors discussed in our Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 12, 2020, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as supplemented by our Current Report on Form 8-K filed May 8, 2020, our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;

•	adverse effects of the novel strain of coronavirus (COVID-19), including a general reduction in business and personal travel and travel restrictions in regions where our hotels are located;

•	ongoing negotiations with our lenders regarding potential forbearance or the exercise by our lenders of their remedies for default under our loan agreements;

•	actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans that are in default;

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	general and economic business conditions affecting the lodging and travel industry;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	changes in our industry and the market in which we operate, interest rates, or local economic conditions;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels, Premier), Braemar, our executive officers and our non-independent director;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•
legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”), and related rules, regulations and interpretations governing the taxation of REITs; and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes.
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2019 10-K, as supplemented by our Current Report on Form 8-K filed May 8, 2020 and this Quarterly Report, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak and the numerous government travel restrictions imposed in response thereto. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Quarterly Report to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	adjusting cost and operational models due to the impact of COVID-19 on the hotel industry;

•	maintain maximum cash and cash equivalents liquidity;

•	negotiate forbearance and other agreements with lenders as necessary with respect to our loans that are in default;

•	disposition of non-core hotel properties;

•	pursuing capital market activities to enhance long-term stockholder value;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our board of directors deems appropriate.
Our current investment strategy is to focus on owning predominantly full-service hotels in the upper upscale segments in domestic markets that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our board of directors may change our investment strategy at any time without stockholder approval or notice. We will continue to seek ways to benefit from the cyclical nature of the hotel industry.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2020, Remington Hotels, a subsidiary of Ashford Inc., managed 79 of our 116 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of March 31, 2020, owned approximately 416,828 shares of Ashford Inc. common stock, which represented an approximate 16.9% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of March 31, 2020 would have increased the Bennetts’ ownership interest in Ashford Inc. to 68.3%. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR reduction associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. The prolonged presence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remain operational. Operations will remain suspended until state and local government restrictions and requirements are lifted and the Company can be confident that reopening the hotels will not jeopardize the health and safety of guests, hotel employees and local communities. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020. As a result, in March 2020, the Company suspended the quarterly cash dividend on its common shares for the first quarter of 2020 and likely the remainder of 2020, reduced planned capital expenditures and reduced the compensation of its board of directors, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company's financial reporting system, internal controls or disclosure controls and procedures.
Although the Company was in compliance with all its debt covenants as of March 31, 2020, subsequent to March 31, 2020 the Company did not make principal or interest payments under nearly all of its mortgage loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable mortgage loan, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, the Company’s lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans. The lenders who hold the notes that are secured by the Embassy Suites New York Manhattan Times Square and Hilton Scotts Valley hotel in Santa Cruz, California have each sent us an acceleration notice which accelerated all payments due under the applicable loan agreement. The Company is actively negotiating the terms for forbearance agreements or waivers with its lenders. Additionally, certain of the Company's hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company will default on some or all of the ground leases within the next twelve months. Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles requires that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreement will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could turn over the hotels securing the mortgage loans to the respective lenders.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:

•	the Company has temporarily suspended operations at 21 hotel properties. The Company’s remaining 95 hotel properties are operating at reduced levels;

•	the Company worked proactively with its property managers to aggressively cut operating costs at its hotels ultimately resulting in an approximate 90% reduction in property-level staffing;

•	the Company has significantly reduced its planned spending for capital expenditures for the fiscal year from a range of $125-$145 million to a range of $30-$50 million;

•	the Company has suspended its common dividend conserving approximately $7 million per quarter;

•
the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through compensation reductions for our board of directors and the curtailment of all non-essential expenses resulting in an approximate 25% reduction in corporate, general and administrative and reimbursable expenses and will continue to take all necessary additional actions to preserve capital and liquidity;

•
the Company estimates that its current monthly cash utilization at its hotels given their current state of either having suspended operations or operating with a limited capacity is approximately $20 million per month. The Company’s debt is all property-level, non-recourse debt and the monthly interest is approximately $13 million per month. The Company’s current run rate for corporate G&A and advisory fees is approximately $4 million per month;

•
the Company ended the quarter with cash and cash equivalents of $240.3 million and restricted cash of $126.6 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $19.2 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs;

•
beginning on April 1, 2020, the Company did not make principal or interest payments under nearly all of its loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. The Company is actively working with its lenders to arrange mutually agreeable forbearance agreements to reduce its near-term cash utilization and improve liquidity; and

•
the Company has partnered with local government agencies, medical staffing organizations, and hotel brands to support COVID-19 response efforts. To date, through various initiatives, 48 Ashford Trust hotels have provided temporary lodging for first responders, healthcare professionals, and other community residents impacted by the pandemic.

Pursuant to the terms of the Letter Agreement dated March 13, 2020 (the “Hotel Management Letter Agreement”), in order to allow Remington Hotels to better manage its corporate working capital and to ensure the continued efficient operation of our hotels, we agreed to pay the base fee and to reimburse all expenses on a weekly basis for the preceding week, rather than on a monthly basis. The Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by us.
Subsequent to March 31, 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the PPP, which was established under the CARES Act. All funds borrowed under the PPP were returned on or before May 7, 2020.
Additional Developments
On January 9, 2020, we refinanced our $43.8 million mortgage loan, secured by the Le Pavillon in New Orleans, Louisiana. In connection with the refinance we reduced the loan amount by $6.8 million. The new mortgage loan totals $37.0 million. The new mortgage loan is interest only and provides for an interest rate of LIBOR + 3.40%. The stated maturity is January 2023 with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Le Pavillon.
On March 9, 2020, the Company sold the Crowne Plaza in Annapolis, Maryland for approximately $5.1 million. The sale resulted in a gain of approximately $3.6 million for the three months ended March 31, 2020, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations.
On March 16, 2020, in light of the uncertainty created by the effects of COVID-19, each non-employee serving on the Company’s board of directors agreed to a 25% reduction in their annual cash retainers. In addition, effective as of May 14, 2020, the board of directors agreed further that this reduced amount would be payable 75% in cash and 25% in equity (common stock of the Company or common units of Ashford Trust). This arrangement will be effective until such time as the board of directors determines in its discretion that such effects of COVID-19 have subsided.
On March 20, 2020, Lismore Capital LLC (“Lismore”), a subsidiary of Ashford Inc., entered into an agreement with the Company to seek modifications, forbearances or refinancings of the Company’s loans (the “Ashford Trust Agreement”). Pursuant to the Ashford Trust Agreement, Lismore shall, during the agreement term (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Ashford Trust Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.

In connection with the services provided by Lismore, Lismore shall be paid an advisory fee of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings of the Company’s mortgage and mezzanine debt (the “Financing”), calculated and payable as follows: (i) 0.125% of the aggregate amount of potential Financings upon execution of the Ashford Trust Agreement; (ii) 0.125% payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event Ashford Trust does not complete, for any reason, Financings during the term of the Ashford Trust Agreement equal to or greater than $4,114,740,601, then Ashford Trust shall offset, against any fees owed by Ashford Trust or its affiliates pursuant to the Advisory Agreement, a portion of the fee paid by Ashford Trust to Lismore pursuant to this section equal to the product of (x) the amount of Financings completed during the term of the Ashford Trust Agreement minus $4,114,740,601 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Financing. As of March 31, 2020, the Company accrued an initial deposit of $5.0 million that was subsequently paid in April 2020.
On April 17, 2020, the Company) was notified by the New York Stock Exchange (the “NYSE”) that the average closing price of the Company’s common stock over the prior 30 consecutive trading-day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. The Company’s current intention is to cure the deficiency by implementing a one-for-ten reverse stock split of its common stock by no later than the third quarter of 2020.
The Company originally had a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. As a result of a NYSE rule filing which became effective on April 21, 2020, the applicable cure period was extended until December 26, 2020, and there is the possibility of an additional extension at the discretion of the NYSE. In order to regain compliance, on the last trading day in any calendar month during the cure period, the common stock must have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30 consecutive trading-day period ending on the last trading day of such month.
The notice has no immediate impact on the listing of the common stock, which will continue to be listed and traded on the NYSE during this period, subject to the Company’s compliance with the other continued listing requirements of the NYSE. The common stock will continue to trade on the NYSE under the symbol “AHT” but will have an added designation of “.BC” to indicate the status of the common stock as “below compliance.” If the Company fails to regain compliance with Section 802.01C of the NYSE Listed Company Manual by the end of the cure period, the common stock will be subject to the NYSE’s suspension and delisting procedures.
Effective May 13, 2020, Douglas A. Kessler voluntarily resigned as President and Chief Executive Officer to pursue other professional opportunities. On May 14, 2020, the board of directors appointed J. Robison Hays, III as the Company’s new President and Chief Executive Officer.
Key Indicators of Operating Performance
We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisitions to determine each hotel’s contribution to cash flow and its potential to provide attractive long-term total returns. These key indicators include:

•
Occupancy. Occupancy means the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotels’ available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period.

•
ADR. ADR means average daily rate and is calculated by dividing total hotel rooms revenues by total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate.

•
RevPAR. RevPAR means revenue per available room and is calculated by multiplying ADR by the average daily occupancy. RevPAR is one of the commonly used measures within the hotel industry to evaluate hotel operations. RevPAR does not include revenues from food and beverage sales or parking, telephone or other non-rooms revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels (comparable hotels represent hotels we have owned for the entire period). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.
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
We also use funds from operations (“FFO”), Adjusted FFO, earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) and Adjusted EBITDAre as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”
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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Favorable/ (Unfavorable) Change
	2020	2019
Total revenue	$281,877	$358,718	$(76,841)
Total hotel operating expenses	(201,710)	(228,486)	26,776
Property taxes, insurance and other	(20,472)	(20,397)	(75)
Depreciation and amortization	(66,350)	(67,178)	828
Impairment charges	(27,613)	—	(27,613)
Advisory services fee	(15,299)	(16,304)	1,005
Corporate, general and administrative	(3,492)	(2,601)	(891)
Gain (loss) on sale of assets and hotel properties	3,623	233	3,390
Operating income (loss)	(49,436)	23,985	(73,421)
Equity in earnings (loss) of unconsolidated entities	(79)	(1,063)	984
Interest income	611	781	(170)
Other income (expense)	1,522	(316)	1,838
Interest expense and amortization of loan costs	(57,085)	(66,166)	9,081
Write-off of premiums, loan costs and exit fees	(95)	(2,062)	1,967
Unrealized gain (loss) on marketable securities	(1,477)	808	(2,285)
Unrealized gain (loss) on derivatives	4,422	(2,994)	7,416
Income tax (expense) benefit	(303)	405	(708)
Net income (loss)	(101,920)	(46,622)	(55,298)
(Income) loss attributable to noncontrolling interest in consolidated entities	48	26	22
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	17,671	8,579	9,092
Net income (loss) attributable to the Company	$(84,201)	$(38,017)	$(46,184)

All hotel properties owned during the three months ended March 31, 2020 and 2019 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three months ended March 31, 2020 and 2019. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Embassy Suites New York Manhattan Times Square (2)	New York, NY	Acquisition	January 22, 2019
Hilton Santa Cruz/Scotts Valley (2)	Santa Cruz, CA	Acquisition	February 26, 2019
San Antonio Marriott (1)	San Antonio, TX	Disposition	August 2, 2019
Hilton Garden Inn Wisconsin Dells (1)	Wisconsin Dells, WI	Disposition	August 6, 2019
Courtyard Savannah (1)	Savannah, GA	Disposition	August 14, 2019
SpringHill Suites Jacksonville (1)	Jacksonville, FL	Disposition	December 3, 2019
Crowne Plaza Annapolis (1)	Annapolis, MD	Disposition	March 9, 2020
____________________________________

(1)	Collectively referred to as “Hotel Dispositions”

(2)	Collectively referred to as “Hotel Acquisitions”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended March 31,
	2020	2019
RevPAR (revenue per available room)	$94.49	$121.69
Occupancy	58.51%	72.85%
ADR (average daily rate)	$161.48	$167.05
The following table illustrates the key performance indicators of the 114 comparable hotel properties and WorldQuest that were included for the full three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
RevPAR (revenue per available room)	$94.86	$122.71
Occupancy	58.54%	72.99%
ADR (average daily rate)	$162.04	$168.11
Comparison of the Three Months Ended March 31, 2020 and 2019
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $46.2 million, from $38.0 million for the three months ended March 31, 2019 (the “2019 quarter”) to $84.2 million for the three months ended March 31, 2020 (the “2020 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $64.6 million, or 23.0%, to $215.8 million in the 2020 quarter compared to the 2019 quarter. This decrease is attributable to lower rooms revenue of $5.8 million from our Hotel Dispositions and $59.0 million at our comparable hotel properties and WorldQuest. These decreases were partially offset by higher rooms revenue of $164,000 from our Hotel Acquisitions. Our comparable hotel properties experienced a decrease of 3.6% in room rates and a decrease of 1,445 basis points in occupancy.
Food and beverage revenue decreased $13.1 million, or 21.5%, to $48.0 million. This decrease is attributable to lower food and beverage revenue of $1.4 million from our Hotel Dispositions and $12.0 million at our comparable hotel properties and WorldQuest, partially offset by higher food and beverage revenue of $295,000 at our Hotel Acquisitions.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, increased $1.1 million, or 7.1%, to $17.3 million. This increase is primarily attributable to an increase of $352,000 from our Hotel Acquisitions and $1.1 million at our comparable hotel properties. These increases were partially offset by lower other hotel revenue of $276,000 from our Hotel Dispositions. Other non-hotel revenue decreased $300,000, or 28.0%, to $772,000 in the 2020 quarter as compared to the 2019 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $26.8 million, or 11.7%, to $201.7 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $15.2 million in the 2020 quarter as compared to the 2019 quarter, which was comprised of a decrease of $2.0 million from our Hotel Dispositions and $13.6 million from our comparable hotel properties and WorldQuest, partially offset by an increase of $433,000 from our Hotel Acquisitions. Direct expenses were 32.4% of total hotel revenue for the 2020 quarter and 29.7% for the 2019 quarter. Indirect expenses and management fees decreased $11.6 million in the 2020 quarter as compared to the 2019 quarter, which was comprised of a decrease of $2.7 million from our Hotel Dispositions and $9.4 million from our comparable hotel properties and WorldQuest, partially offset by an increase of $508,000 from our Hotel Acquisitions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $75,000, or 0.4%, to $20.5 million during the 2020 quarter compared to the 2019 quarter, which was primarily due to an increase of $277,000 from our Hotel Acquisitions and the effects of a property tax refund of $590,000 in the 2019 quarter. These increases were partially offset by decreases of $491,000 from our Hotel Dispositions and $301,000 at our comparable hotel properties and WorldQuest.
Depreciation and Amortization. Depreciation and amortization decreased $828,000, or 1.2%, to $66.4 million during the 2020 quarter compared to the 2019 quarter, which was primarily due to a decrease of $1.1 million from our Hotel Dispositions and $91,000 from our Hotel Acquisitions, partially offset by an increase of $387,000 at our comparable hotel properties and WorldQuest.
Impairment Charges. In the 2020 quarter we recorded an impairment charge of $27.6 million that was comprised of $13.9 million at the Columbus Hampton Inn Easton, $10.0 million at the Canonsburg Homewood Suites Pittsburgh Southpointe and $3.7 million at the Phoenix Hampton Inn Airport North as a result of reduced estimated cash flows resulting from the COVID-19 pandemic and changes to the expected holding periods of these hotel properties. In the 2019 quarter, there were no impairment charges.
Advisory Services Fee. Advisory services fee decreased $1.0 million, or 6.2%, to $15.3 million in the 2020 quarter compared to the 2019 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2020 quarter, the advisory services fee was comprised of a base advisory fee of $8.9 million, equity-based compensation of $4.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $1.8 million. In the 2019 quarter, the advisory services fee was comprised of a base advisory fee of $9.0 million, equity-based compensation of $4.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $2.4 million and an incentive fee of $636,000.
Corporate, General and Administrative. Corporate, general and administrative expense increased $891,000, or 34.3%, to $3.5 million during the 2020 quarter compared to the 2019 quarter. The increase was primarily attributable to $698,000 of reimbursed operating expenses of Ashford Securities paid by Ashford Trust, legal and professional fees of $355,000 and public company costs of $55,000, partially offset by lower other miscellaneous expenses of $217,000.
Gain (Loss) on Sale of Assets and Hotel Properties. Gain on sale of assets and hotel properties increased $3.4 million to $3.6 million during the 2020 quarter compared to the 2019 quarter. The gain in the 2020 quarter of $3.6 million was related to the sale of the Annapolis Crowne Plaza. The gain in the 2019 quarter was related to the sale of assets at the Santa Fe La Posada, Hilton Santa Cruz/Scotts Valley and Minneapolis Le Meridien related to ERFP.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities decreased $984,000, or 92.6% to $79,000 during the 2020 quarter compared to the 2019 quarter. The 2020 quarter included equity in loss of $79,000 from OpenKey. The 2019 quarter included equity in loss of $947,000 from Ashford Inc. and $116,000 from OpenKey.
Interest Income. Interest income was $611,000 and $781,000 for the 2020 quarter and the 2019 quarter, respectively.
Other Income (Expense). Other income (expense) changed $1.8 million, from expense of $316,000 in the 2019 quarter to income of $1.5 million in the 2020 quarter. In the 2020 quarter, we recorded a realized gain of $2.1 million on sale of marketable securities and dividend income of $31,000. This income was partially offset by expense of $268,000 from CMBX premiums and interest paid on collateral, a realized loss of $225,000 on interest rate floors and other expense of $119,000. In the 2019 quarter, we recorded expense of $266,000 from CMBX premiums and interest paid on collateral, a realized loss of $163,000 on interest rate floors and a realized loss on sale of marketable securities of $4,000. These expenses were partially offset by dividend income of $46,000 and other income of $69,000.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $9.1 million, or 13.7%, to $57.1 million during the 2020 quarter compared to the 2019 quarter. The decrease is primarily due $8.7 million at our comparable hotel properties due to lower LIBOR rates and lower interest expense and amortization of loan costs of $922,000 from our Hotel Dispositions, higher interest expense and amortization of loan costs of $496,000 as a result of borrowings for Hotel Acquisitions. The average LIBOR rates in the 2020 quarter and the 2019 quarter were 1.40% and 2.50%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $2.0 million to $95,000 in the 2020 quarter compared to the 2019 quarter. In the 2020 quarter, we wrote-off unamortized loan costs of $47,000 and incurred other costs of $48,000 as a result of a loan refinance. In the 2019 quarter, we wrote off $2.1 million of loan costs related to the refinance of a mortgage loan.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities changed $2.3 million, from a gain of $808,000 in the 2019 quarter to a loss of $1.5 million in the 2020 quarter. The unrealized loss in the 2020 quarter is primarily attributable to the recognition of the realized gain upon the sale of marketable securities. The unrealized loss that is based on changes in closing market prices during the quarter was $15,000.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $7.4 million, from a loss of $3.0 million in the 2019 quarter to a gain of $4.4 million in the 2020 quarter. In the 2020 quarter, we recognized unrealized gains of $3.9 million related to CMBX tranches, $377,000 from interest rate floors and $225,000 associated with the recognition of realized losses from the termination of interest rate floors, partially offset by an unrealized loss of $52,000 associated with interest rate caps. In 2019 quarter, we recognized an unrealized loss of $2.3 million related to CMBX tranches, $642,000 associated with interest rate caps and $197,000 from interest rate floors. These losses were partially offset by an unrealized gain of $163,000 associated with the recognition of realized losses from the termination of interest rate floors. The fair value of interest rate floors and interest rate caps are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $708,000, from income tax benefit of $405,000 in the 2019 quarter to an income tax expense of $303,000 in the 2020 quarter. This change was primarily due to an increase in the profitability of our TRS entities in the 2020 quarter compared to the 2019 quarter. TRS profits increased because of a significant decrease in TRS rent expense, which is the result of a significant decrease in projected 2020 hotel revenues due to COVID-19, partially offset by lower hotel operating profit.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities were allocated a loss of $48,000 and $26,000 in the 2020 quarter and the 2019 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net loss attributable to redeemable noncontrolling interests in operating partnership increased $9.1 million, from $8.6 million in the 2019 quarter to $17.7 million in the 2020 quarter. Redeemable noncontrolling interests represented ownership interests of 15.71% and 14.99% in the operating partnership at March 31, 2020 and 2019, respectively.
LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR reduction associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. The prolonged presence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remain operational. Operations will remain suspended until state and local government restrictions and requirements are lifted and the Company can be confident that reopening the hotels will not jeopardize the health and safety of guests, hotel employees and local communities. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020. As a result, in March 2020, the Company suspended the quarterly cash dividend on its common shares for the first quarter of 2020 and likely the remainder of 2020, reduced planned capital expenditures and reduced the compensation of its board of directors, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company's financial reporting system, internal controls or disclosure controls and procedures.
Although the Company was in compliance with all its debt covenants as of March 31, 2020, subsequent to March 31, 2020 the Company did not make principal or interest payments under nearly all of its mortgage loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable mortgage loan, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, the Company’s lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans. The lenders who hold the notes that are secured by the Embassy Suites New York Manhattan Times Square and Hilton Scotts Valley hotel in Santa Cruz, California have each sent us an acceleration notice which accelerated all payments due under the applicable loan agreement. The Company is actively negotiating the terms for forbearance agreements or waivers with its lenders. Additionally, certain of the Company's hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company will default on some or all of the ground leases within the next twelve months. Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles requires that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreement will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could turn over the hotels securing the mortgage loans to the respective lenders.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:

•	the Company has temporarily suspended operations at 21 hotel properties. The Company’s remaining 95 hotel properties are operating at reduced levels;

•	the Company worked proactively with its property managers to aggressively cut operating costs at its hotels ultimately resulting in an approximate 90% reduction in property-level staffing;

•	the Company has significantly reduced its planned spending for capital expenditures for the fiscal year from a range of $125-$145 million to a range of $30-$50 million;

•	the Company has suspended its common dividend conserving approximately $7 million per quarter;

•
the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through compensation reductions for our board of directors and the curtailment of all non-essential expenses resulting in an approximate 25% reduction in corporate, general and administrative and reimbursable expenses and will continue to take all necessary additional actions to preserve capital and liquidity;

•
the Company currently estimates that its monthly cash utilization at its hotels given their current state of either having suspended operations or operating with limited operations is approximately $15 million per month. The Company’s debt is all property-level, non-recourse debt and the monthly interest is approximately $13 million per month. The Company’s current run rate for corporate G&A and advisory fees is approximately $4 million per month;

•
the Company ended the quarter with cash and cash equivalents of $240.3 million and restricted cash of $126.6 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $19.2 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs; and

•
beginning on April 1, 2020, the Company did not make principal or interest payments under nearly all of its loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. The Company is actively working with its lenders to arrange mutually agreeable forbearance agreements to reduce its near-term cash utilization and improve liquidity; and

•	the Company has partnered with local government agencies, medical staffing organizations, and hotel brands to support

COVID-19 response efforts. To date, through various initiatives, 48 Ashford Trust hotels have provided temporary lodging for first responders, healthcare professionals, and other community residents impacted by the pandemic.
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
We have entered into certain customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of our subsidiaries or joint ventures that may result from non-recourse carve-outs, which include, but are not limited to fraud, misrepresentation, willful misconduct resulting in waste, misappropriations of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, delinquency of trade payables and certain environmental liabilities. Certain of these guarantees represent a guaranty of material amounts, and if we are required to make payments under those guarantees, our liquidity could be adversely affected.
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base management fee, subject to a minimum base management fee. The minimum base management fee is equal to the greater of: (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, we will still be required to make payments to our advisor equal to the minimum base management fee, which could adversely impact our liquidity and financial condition.
These factors and others could affect our liquidity and our ability to make distributions to our stockholders.
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2020 pursuant to the Repurchase Program.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. No shares were issued during the three months ended March 31, 2020. As of March 31, 2020, we have issued approximately 2.4 million shares of our common stock for gross proceeds of approximately $15.5 million leaving approximately $84.5 million available under the program.
On January 9, 2020, we refinanced our $43.8 million mortgage loan, secured by the Le Pavillon in New Orleans, Louisiana. In connection with the refinance we reduced the loan amount by $6.8 million. The new mortgage loan totals $37.0 million. The new mortgage loan is interest only and provides for an interest rate of LIBOR + 3.40%. The stated maturity is January 2023 with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Le Pavillon.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $11.9 million and $26.8 million for the three months ended March 31, 2020 and 2019, respectively. Cash flows from operations were impacted by changes in hotel operations, our hotel acquisitions in 2019, our hotel dispositions in 2019 and 2020 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2020, net cash flows used in investing activities were $15.6 million. Cash outflows primarily consisted of $20.4 million for capital improvements made to various hotel properties, partially offset by cash inflows of $4.7 million from proceeds received from the sale of the Crowne Plaza Annapolis.
For the three months ended March 31, 2019, net cash flows used in investing activities were $242.1 million. Cash outflows primarily consisted of $38.0 million for capital improvements made to various hotel properties and $212.8 million primarily for the acquisitions of the Hilton Santa Cruz/Scotts Valley and Embassy Suites New York Manhattan Times Square. Cash outflows were partially offset by $5.0 million from proceeds received from the sale of FF&E for ERFP and $4.0 million of proceeds from a franchise agreement extension.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2020, net cash flows used in financing activities were $27.5 million. Cash outflows were $45.3 million for repayments of indebtedness, $18.0 million for dividend payments to common and preferred stockholders and unitholders and $1.2 million for payments of loan costs and exit fees, partially offset by cash inflows of $37.0 million from borrowings on indebtedness.
For the three months ended March 31, 2019, net cash flows provided by financing activities were $170.2 million. Cash inflows primarily consisted of $385.0 million of borrowings on indebtedness. Cash inflows were partially offset by cash outflows of $179.6 million for repayments of indebtedness, $25.0 million for dividend payments to common and preferred stockholders and unitholders, $8.9 million for payments of loan costs and exit fees and $903,000 for the repurchase of common stock.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Presently, our existing financial debt covenants primarily relate to maintaining minimum net worth and leverage ratios and liquidity. As of March 31, 2020, we were in compliance in all material respects with all covenants or other requirements set forth in our debt and related agreements. Subsequent to March 31, 2020 the Company did not make principal or interest payments under nearly all of its mortgage loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents.
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
Based on our current level of operations, management can provide no assurances that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes. With respect to upcoming maturities, no assurances can be given that we will be able to refinance our 2020 final debt maturities. Additionally, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy or may result in lender foreclosure.
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
Dividend Policy. In December 2019, the board of directors approved our 2020 dividend policy which stated our then-expectation to pay a quarterly dividend payment of $0.06 per share for 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends. On March 16, 2020, the Company and its board of directors announced a suspension of its previously disclosed 2020 common stock dividend policy. The Company did not pay a dividend on its common stock for the first quarter ended March 31, 2020. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as the COVID-19 pandemic and government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter to enable us to make quarterly distributions to maintain our REIT status due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
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
CONTRACTUAL OBLIGATIONS
Although there were no material changes, outside of the ordinary course of business, as of March 31, 2020. to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form10-K, subsequent to March 31, 2020, we did not make principal or interest payments under nearly all of our mortgage loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments - COVID-19, Management’s Plans and Liquidity” for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2019 Form 10-K. There have been no material changes in these critical accounting policies.
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

We then further adjust EBITDAre to exclude certain additional items such as gain/loss on insurance settlements, write-off of premiums, loan costs and exit fees, other income/expense, net, transaction conversion costs, legal, advisory and settlement costs, dead deal costs, advisory services incentive fees and non-cash items such as amortization of unfavorable contract liabilities, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(101,920)	$(46,622)
Interest expense and amortization of premiums and loan costs, net	57,085	66,166
Depreciation and amortization	66,350	67,178
Income tax expense (benefit)	303	(405)
Equity in (earnings) loss of unconsolidated entities	79	1,063
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	—	1,874
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(78)	(115)
EBITDA	21,819	89,139
Impairment charges on real estate	27,613	—
(Gain) loss on sale of assets and hotel properties	(3,623)	(233)
EBITDAre	45,809	88,906
Amortization of unfavorable contract liabilities	49	(39)
(Gain) loss on insurance settlements	—	(36)
Write-off of premiums, loan costs and exit fees	95	2,062
Other (income) expense, net	(1,491)	362
Transaction, acquisition and management conversion costs	741	446
Legal judgment and related legal costs	145	417
Unrealized (gain) loss on marketable securities	1,477	(808)
Unrealized (gain) loss on derivatives	(4,422)	2,994
Dead deal costs	101	32
Non-cash stock/unit-based compensation	4,906	4,590
Advisory services incentive fee	—	636
Company’s portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	—	913
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	6	21
Adjusted EBITDAre	$47,416	$100,496

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on sale of assets and hotel properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of premiums, loan costs and exit fees, gain/loss on insurance settlements, other income/expense, net transaction and conversion costs, legal, advisory, and settlement costs, dead deal costs, advisory service incentive fees and non-cash items such as non-cash stock/unit-based compensation, amortization of loan costs, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(101,920)	$(46,622)
(Income) loss attributable to noncontrolling interest in consolidated entities	48	26
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	17,671	8,579
Preferred dividends	(10,644)	(10,644)
Net income (loss) attributable to common stockholders	(94,845)	(48,661)
Depreciation and amortization of real estate	66,298	67,121
(Gain) loss on sale of assets and hotel properties	(3,623)	(233)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(17,671)	(8,579)
Equity in (earnings) loss of unconsolidated entities	79	1,063
Impairment charges on real estate	27,613	—
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	—	(635)
Company’s portion of FFO of unconsolidated entities (OpenKey)	(79)	(100)
FFO available to common stockholders and OP unitholders	(22,228)	9,976
Write-off of premiums, loan costs and exit fees	95	2,062
(Gain) loss on insurance settlements	—	(36)
Other (income) expense	(1,491)	362
Transaction, acquisition and management conversion costs	741	446
Legal judgment and related legal costs	145	417
Unrealized (gain) loss on marketable securities	1,477	(808)
Unrealized (gain) loss on derivatives	(4,422)	2,994
Dead deal costs	101	32
Non-cash stock/unit-based compensation	4,906	4,590
Amortization of loan costs	6,580	7,256
Advisory services incentive fee	—	636
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	—	2,441
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	6	22
Adjusted FFO available to common stockholders and OP unitholders	$(14,090)	$30,390

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2020:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Embassy Suites	New York, NY	Full service	310	100	310
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160
Hilton (3)	Ft. Worth, TX	Full service	294	100	294
Renaissance (4)	Palm Springs, CA	Full service	410	100	410
Total			24,746		24,719
________

(1)	The ground lease expires in 2084.

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
At March 31, 2020, our total indebtedness of $4.1 billion included $3.8 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2020 would be approximately $9.4 million annually. Interest rate changes have no impact on the remaining $359.1 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2020, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $6.8 million at March 31, 2020.
We hold interest rate floors with notional amounts totaling $6.0 billion and strike rates ranging from (0.25)% to 1.25%. Our total exposure is capped at our initial upfront costs totaling $9.4 million. These instruments have termination dates ranging from April 2020 to November 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020 (the “Evaluation Date”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of March 31, 2020, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”), and the appeal is still pending. By Order dated May 7, 2020, the Second Department referred the matter for mandatory mediation and the parties are working to schedule a mediation session per the Order. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages. The plaintiffs filed an application for damages on August 28, 2019. The defendants filed their opposition to the plaintiffs’ application for damages on October 11, 2019. The plaintiffs filed their reply on October 25, 2019. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If, however, the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus attorneys’ fees. As of March 31, 2020, no amounts have been accrued.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission, as supplemented by our Current Report on Form 8-K filed May 8, 2020, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our Current Report on Form 8-K filed May 8, 2020.
The outbreak of the novel coronavirus (COVID-19) has and will continue to significantly reduce our occupancy rates and RevPAR.
Our business has been and will continue to be materially adversely affected by the impact of, and the public concern about, a pandemic disease. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses, including in every state in the United States. Since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR reduction associated with the novel coronavirus (COVID-19) to continue as we are recording significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. The continued outbreak of the virus in the U.S. has and will continue to further reduce travel and demand at our hotels. The prolonged occurrence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel or other market impacts. The hotel industry and our portfolio have and we expect will continue to experience the postponement or cancellation of a significant number of business conferences and similar events. At this time those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. In addition, even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19.
As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact will likely be material. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety has materially adversely affected us by reducing demand for our hotels. Currently, no vaccines have been developed, and there can be no assurance that an effective vaccine will be developed soon, or ever. These events have resulted in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.
We have defaulted on our property level secured debt and if we are unable to negotiate forbearance agreements, the lenders may foreclose on our hotels.
Nearly all of the Company’s properties are pledged as collateral for a variety of loans. On or about March 17, 2020, we sent notice to all of our lenders notifying such lenders that the spread of the novel strain of coronavirus (COVID-19) was having a significant negative impact on the travel and hospitality industry and that our hotels were experiencing a severe decrease in revenue, resulting in a negative impact on cash flow. While our loan agreements do not contain forbearance rights, we requested a modification to the terms of the loans. Specifically, we requested that for a period of time, shortfalls in debt service payments accrue without penalty and all extension options be deemed granted notwithstanding the existence of any debt service payment accruals. Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The lenders who hold the notes secured by the Embassy Suites New York Manhattan Times Square and Hilton Scotts Valley hotel in Santa Cruz, California have each sent us an acceleration notice which accelerated all payments due under the applicable loan documents. The Company is in the process of negotiating forbearance agreements with its lenders. At this time, we cannot predict the likelihood that these forbearance agreement discussions will be successful. If we are unsuccessful in negotiating these forbearance agreements, the lenders could potentially foreclose on our hotels. In addition, the senior lenders and mezzanine lenders who hold notes secured by the Embassy Suites New York Manhattan Times Square are parties to a guaranty with a third party, which guaranty the lenders can call upon to make payment of up to $20 million on the notes now that the mortgage loan has been accelerated. The principal and accrued interest amount of the notes currently held by the senior lenders, senior mezzanine lenders and junior mezzanine lenders is approximately $108.75 million, $26.25 million and $10 million, respectively. If the lenders call upon the guaranty, and the third party guarantor makes payments under the guaranty, the guarantor has the right to require us to reimburse them for the amount paid under the guaranty. If we do not reimburse the guarantor, the guarantor will have the option to purchase the equity in the entity which owns the Embassy Suites New York Manhattan Times Square hotel for $1. If the guarantor exercises this call option, we will no longer own the Embassy Suites New York Manhattan Times Square. A foreclosure or exercise of the call option may also result in reputational risks with lenders that could make it more difficult, or more costly, to obtain loans in the future.
Any such Event of Default, acceleration of payments, or foreclosure of our assets could have a material adverse effect on our financial condition, results of operations and cash flows and ability to continue to operate or make distributions to our stockholders in the future. An Event of Default could significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets. It is also possible that we could become involved in litigation related to matters concerning the defaulted loans, and such litigation could result in significant costs to us.
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
As a result of the impact of the COVID-19 pandemic, our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the normal course of business. As a result of the factors described below under “The outbreak of the novel coronavirus (COVID-19) has and will continue to significantly impact our occupancy rates and RevPAR,” our notes to our financial statements include a qualification as to a substantial doubt about our ability to continue as a going concern over the next twelve months. As a result of the continued suspension of operations at many of our hotels and the severe decline in revenues resulting from the COVID-19 pandemic, beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan agreement. Additionally, the lenders who hold the notes that are secured by the Embassy Suites New York Manhattan Times Square and Hilton Scotts Valley hotel in Santa Cruz, California have each sent us an acceleration notice, which accelerated all payments due under the applicable loan documents. At this time, we are currently in the process of negotiating forbearance agreements with our lenders. Any forbearance agreement may lead to increased costs, increased interest rates, additional restrictive covenants and other lender protections and there can be no assurance that we will be successful in modifying such terms. If we are unsuccessful in negotiating forbearance agreements with our lenders, this could lead to the potential acceleration of amounts due under our loan agreements, which would adversely affect our financial condition and liquidity. The foregoing raises substantial doubt about our ability to continue as a going concern. The substantial doubt about our ability to continue as a going concern may negatively affect the price of our preferred or common stock and may make it challenging for us to issue additional debt on favorable terms to the extent necessary or desirable to increase our liquidity.
We do not have any employees, and rely on our hotel managers to employ the personnel required to operate the hotels we own. As a result, we have less ability in the COVID-19 environment to reduce staffing at our hotels than we would if we employed such personnel directly.
We do not have any employees. We contractually engage hotel managers, such as Marriott, Hilton, Hyatt and our affiliate, Remington Hotels, which is owned by Ashford Inc., to operate, and to employ the personnel required to operate, our hotels. The hotel manager is required under the applicable hotel management agreement to determine appropriate staffing levels; we are required to reimburse the applicable hotel manager for the cost of these employees. As a result, we are dependent and our hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor, and have less ability in the COVID-19 environment to reduce staffing at our hotels than we would if we employed such personnel directly. As a result, our hotels may be staffed at a level higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our hotel managers) in order to influence the staffing decisions made by Remington Hotels, which is our affiliate.
We may not pay dividends on our preferred stock in the future.
We may not continue to pay dividends on our preferred stock in the future, particularly in light of the downturn in our business occasioned by the COVID-19 pandemic and the demands of our property-level lenders, with whom we are currently negotiating forbearance agreements in light of our failure to make interest and principal payments starting in April 2020. Our board of directors decides each quarter whether to pay dividends on our preferred stock, based on a variety of factors deemed relevant by our directors, including the current business environment, overall funding levels, other contractual obligations and expected future business conditions. If we fail to pay dividends on our preferred stock, the market price of our preferred stock will likely be adversely affected and we will (absent paying all accrued, unpaid dividends by December 31, 2020) no longer be eligible to use the abbreviated and less costly Form S-3 registration statement to register our securities for sale, which would complicate our efforts to raise funds in the future.
We may become no longer eligible to use Form S-3, which would impair our capital raising activities.
We may become no longer eligible to use Form S-3 as a result of our recent payment defaults under our mortgage loans with our property level lenders, which occurred beginning on April 1, 2020. If such defaults are not cured by December 31, 2020, we will not be able to use our currently effective Form S-3 to register sales of our securities. In addition, we are currently restricted from filing new shelf registration statements on Form S-3 or filing a post-effective amendment to an existing Form S-3 as a result of our payment defaults. We have relied on shelf registration statements on Form S-3 for our financings in recent years, and accordingly any such limitations may harm our ability to raise the capital we need. Under these circumstances, if we become ineligible to use our existing Form S-3 again, we will be required to use a registration statement on Form S-1 to register securities with the SEC, which would hinder our ability to act quickly in raising capital to take advantage of market conditions in our capital raising activities and would increase our cost of raising capital.
If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock.
On April 17, 2020, we received written notification from the NYSE that the average closing price of our common stock over the prior 30 consecutive trading-day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements, which they acknowledged. We can regain compliance at any time during the cure period following receipt of the notification if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the cure period and also has an average closing share price of at least $1.00 over the 30-trading day period ending on the last trading day of that month. In addition, on April 23, 2020, we received notification from the NYSE that, as a result of a temporary relief order in connection with the COVID-19 pandemic, ongoing cure periods for listed companies would be tolled until June 30, 2020. As a result, the effective end date of the cure period applicable to us will be December 26, 2020. The Company’s current intention is to cure the deficiency by implementing a reverse stock split of its common stock. While we may consider various other options to cure the deficiency, it may take significant effort to regain compliance with this continued listing standard, and there can be no assurance that we will be successful.
Our common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our common stock trades at an “abnormally low” price. In either case, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. If this were to occur, there is no assurance that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will continue to comply with the other NYSE continued listing standards.
Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading volume of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of our financial condition and cause reputational harm with investors and parties conducting business with us. In addition, the perceived decreased value of equity incentive awards may reduce their effectiveness in encouraging executive performance and retention.
In light of the downturn of our business and Ashford Inc.’s business occasioned by COVID-19, we may not realize the anticipated benefits of the Enhanced Return Funding Program.
On June 26, 2018, we entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. and Ashford LLC, which generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by us that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). In light of the downturn of our business and Ashford Inc.’s business occasioned by COVID-19, we may not realize the anticipated benefits of the ERFP Agreement. Specifically, as of the date of this filing, Ashford LLC has a remaining commitment to provide approximately $9.4 million in ERFP funding to us in respect of its initial $50 million commitment.

Ashford LLC, however, is not required to commit to provide funding under the ERFP Agreement if its unrestricted cash balance, after taking into account the cash amount required for such funding, would be less than $15.0 million. Given the significant negative impact that COVID-19 has had on the business of Ashford Inc. and Ashford LLC, it is uncertain whether Ashford LLC will be able to provide us with this additional funding, either because Ashford LLC’s unrestricted cash balance falls below $15.0 million or Ashford LLC is otherwise financially unable or unwilling to provide such funding. Moreover, we are also entitled to receive an additional $11.4 million in payments from Ashford LLC with respect to our purchase of the Embassy Suites New York Manhattan Times Square in 2019. On March 13, 2020, an extension agreement was entered into whereby the due date for such payment was extended to December 31, 2022. It is uncertain whether Ashford LLC will be able to make this payment and, if such payment is made, the timing of such payment. Furthermore, if Ashford Inc. and Ashford LLC do not fulfill their contractual obligations pursuant to the ERFP Agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with Ashford Inc. and Ashford LLC, and legal action against either party could negatively impact that relationship.
Additionally, under the terms of the ERFP Agreement, we are required on a going forward basis to pay an asset management fee to our advisor, Ashford Inc., with respect to any hotel purchased with money funded pursuant to the ERFP Agreement, even after such hotel is disposed of, including as a result of foreclosure. As a result, if any hotel purchased with funds provided pursuant to the ERFP Agreement is foreclosed upon or otherwise disposed of, including the Embassy Suites New York Manhattan Times Square or the Hilton Scotts Valley hotel in Santa Cruz, California (the property level secured debt of each of which is in default and has been accelerated by lenders), we will still be obligated to pay Ashford Inc. an asset management fee as if we continued to own the hotels.
We are required to make minimum base management fee payments to our advisor, Ashford Inc., under our advisory agreement, which must be paid even if our total market capitalization and performance decline. Similarly, we are required to make minimum base hotel management fee payments under our hotel management agreements with Remington Hotels, a subsidiary of Ashford Inc., which must be paid even if revenues at our hotels decline significantly.
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base management fee (based on our total market capitalization and performance), subject to a minimum base management fee. The minimum base management fee is equal to the greater of: (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, including as a result of the impact of COVID-19, we will still be required to make monthly payments to our advisor equal to the minimum base management fee (which we expect will equal 90% of the base fee paid for the same month in the prior fiscal year), which could adversely impact our liquidity and financial condition.
Similarly, pursuant to our hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., we pay Remington Hotels monthly base hotel management fees on a per hotel basis equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hotels equal to approximately $14,000 (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
Some of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, our business could be materially and adversely affected.
Some of our hotels are on land subject to ground leases, at least two of which cover the entire property. Accordingly, we only own a long-term leasehold rather than a fee simple interest, with respect to all or a portion of the real property at these hotels. We may not continue to make payments due on our ground leases, particularly in light of the downturn in our business occasioned by COVID-19. If we fail to make a payment on a ground lease or are otherwise found to be in breach of a ground lease, we could lose the right to use the hotel or the portion of the hotel property that is subject to the ground lease. In addition, unless we can purchase the fee simple interest in the underlying land and improvements, or extend the terms of these ground leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the ground leases. We may not be able to renew any ground lease upon its expiration, or if renewed, the terms may not be favorable. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would need to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects. Our ability to refinance a hotel property subject to a ground lease may be negatively impacted as the ground lease expiration date approaches.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	3,573		$—	(2)	—	$200,000,000
February 1 to February 29	110,351	(3)	2.27	(2)	—	200,000,000
March 1 to March 31	161,815	(3)	0.85	(2)	—	200,000,000
Total	275,739		$1.45		—
____________________

(1)
On December 5, 2017, the board of directors reapproved the Repurchase Program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations.

(2)	There is no cost associated with the forfeiture of 3,573, 5,555 and 20,545 restricted shares of our common stock in January, February and March, respectively.

(3)
Includes 104,796 and 141,270 shares in February and March, respectively, that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

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

3.3
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No.2 on October 19, 2015 and by Amendment No. 3 on August 2, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 8, 2016)

10.1
Extension Agreement to Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated March 13, 2020, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020)

10.2	Letter Agreement, dated March 13, 2020, by and between Remington Lodging & Hospitality, LLC and Ashford TRS Corporation (incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 16, 2020)

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY TRUST, INC.

Date:	May 27, 2020	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	May 27, 2020	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer