Form 10-Q/A
period 2020-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2020-06-03
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Ashford Hospitality Trust, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 28, 2020 (the “Original Form 10-Q”), solely to add this Explanatory Note, which was inadvertently omitted from the Original Form 10-Q, to disclose that the Company had filed the Original Form 10-Q after the May 11, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the Commission under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new Commission order under Section 36 of the Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).
On May 8, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-Q until May 28, 2020, and therefore relied on the Order due to circumstances related to the current coronavirus (“COVID-19”) pandemic. Specifically, the Company disclosed that it was unable to timely prepare and review the Original Form 10-Q due to circumstances related to COVID-19, including disruptions to the Company’s operations and business, the key accounting personnel responsible for assisting the Company in the preparation of its financial statements now being required to work remotely, and reductions in headcount and furloughs of accounting personnel. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original Form 10-Q on or prior to the May 11, 2020 due date. Consistent with the Company’s statements made in the Form 8-K, the Company filed its Original Form 10-Q on May 28, 2020 (which was within the permitted timeframe of the Order).
In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. This Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the Commission subsequent to the filing of the Original Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit	Description

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD HOSPITALITY TRUST, INC.

Date:	June 3, 2020	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	June 3, 2020	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer