Form 10-Q
period 2020-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2020-08-03
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	10,475,085
(Class)	Outstanding at July 30, 2020

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Investments in hotel properties, net	$3,927,826	$4,108,443
Cash and cash equivalents	165,476	262,636
Restricted cash	95,318	135,571
Marketable securities	1,819	14,591
Accounts receivable, net of allowance of $1,475 and $698, respectively	19,299	39,638
Inventories	3,287	4,346
Notes receivable, net	7,981	7,709
Investment in unconsolidated entity	2,722	2,829
Deferred costs, net	2,713	2,897
Prepaid expenses	24,126	21,886
Derivative assets, net	1,852	1,691
Operating lease right-of-use assets	45,368	49,995
Other assets	28,088	17,932
Intangible assets	797	797
Due from related parties, net	4,969	3,019
Due from third-party hotel managers	12,894	17,368
Total assets	$4,344,535	$4,691,348
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Indebtedness, net	$4,107,245	$4,106,518
Accounts payable and accrued expenses	89,152	124,226
Accrued interest payable	90,997	10,115
Dividends and distributions payable	868	20,849
Due to Ashford Inc., net	2,421	6,570
Due to third-party hotel managers	605	2,509
Intangible liabilities, net	2,297	2,337
Operating lease liabilities	45,603	53,270
Derivative liabilities, net	220	42
Other liabilities	13,161	25,776
Total liabilities	4,352,569	4,352,212
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	30,332	69,870
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 2,389,393 shares issued and outstanding at June 30, 2020 and December 31, 2019	24	24
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	62	62
Series H Cumulative Preferred Stock, 3,800,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	38	38
Series I Cumulative Preferred Stock, 5,400,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	54	54
Common stock, $0.01 par value, 400,000,000 shares authorized, 10,475,085 and 10,210,360 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	105	102
Additional paid-in capital	1,829,935	1,826,472
Accumulated deficit	(1,868,968)	(1,558,038)
Total stockholders’ equity (deficit) of the Company	(38,702)	268,762
Noncontrolling interest in consolidated entities	336	504
Total equity (deficit)	(38,366)	269,266
Total liabilities and equity/deficit	$4,344,535	$4,691,348
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Rooms	$37,439	$328,252	$253,246	$608,633
Food and beverage	1,197	67,298	49,147	128,359
Other hotel revenue	4,153	18,475	21,501	34,679
Total hotel revenue	42,789	414,025	323,894	771,671
Other	276	1,123	1,048	2,195
Total revenue	43,065	415,148	324,942	773,866
EXPENSES
Hotel operating expenses:
Rooms	12,642	68,179	65,108	128,826
Food and beverage	3,463	44,122	38,364	85,445
Other expenses	46,061	124,609	149,855	238,136
Management fees	4,389	14,783	14,938	27,772
Total hotel expenses	66,555	251,693	268,265	480,179
Property taxes, insurance and other	20,700	21,762	41,172	42,159
Depreciation and amortization	65,016	67,511	131,366	134,689
Impairment charges	27,605	6,533	55,218	6,533
Transaction costs	—	2	—	2
Advisory services fee	10,216	16,281	25,515	32,585
Corporate, general and administrative	4,708	2,917	8,200	5,518
Total expenses	194,800	366,699	529,736	701,665
Gain (loss) on sale of assets and hotel properties	(6)	328	3,617	561
OPERATING INCOME (LOSS)	(151,741)	48,777	(201,177)	72,762
Equity in earnings (loss) of unconsolidated entities	(79)	(867)	(158)	(1,930)
Interest income	41	785	652	1,566
Other income (expense)	(3,149)	(338)	(1,627)	(654)
Interest expense and amortization of premiums and loan costs	(88,082)	(67,987)	(145,167)	(134,153)
Write-off of premiums, loan costs and exit fees	(1,935)	(90)	(2,030)	(2,152)
Unrealized gain (loss) on marketable securities	479	598	(998)	1,406
Unrealized gain (loss) on derivatives	192	1,476	4,614	(1,518)
INCOME (LOSS) BEFORE INCOME TAXES	(244,274)	(17,646)	(345,891)	(64,673)
Income tax (expense) benefit	2,188	(3,706)	1,885	(3,301)
NET INCOME (LOSS)	(242,086)	(21,352)	(344,006)	(67,974)
(Income) loss attributable to noncontrolling interest in consolidated entities	120	(14)	168	12
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	37,350	5,084	55,021	13,663
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(204,616)	(16,282)	(288,817)	(54,299)
Preferred dividends	(10,644)	(10,644)	(21,288)	(21,288)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(215,260)	$(26,926)	$(310,105)	$(75,587)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(20.85)	$(2.73)	$(30.46)	$(7.67)
Weighted average common shares outstanding – basic	10,312	9,994	10,162	9,968
Diluted:
Net income (loss) attributable to common stockholders	$(20.85)	$(2.73)	$(30.46)	$(7.67)
Weighted average common shares outstanding – diluted	10,312	9,994	10,162	9,968
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(242,086)	$(21,352)	$(344,006)	$(67,974)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(242,086)	(21,352)	(344,006)	(67,974)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	120	(14)	168	12
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	37,350	5,084	55,021	13,663
Comprehensive income (loss) attributable to the Company	$(204,616)	$(16,282)	$(288,817)	$(54,299)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,512	$105	$1,830,342	$(1,633,459)	$456	$197,670	$35,229
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(6)	—	(39)	—	—	(39)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	(385)	—	—	(385)	1,227
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(48)	—	—	—	—	—	106
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	17	—	17	—	—	17	—
PSU dividend claw back upon forfeiture	—	—	—	—	—	—	—	—	—	—	—	—	—	227	—	227	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,120)	—	(31,120)	31,120
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(204,616)	(120)	(204,736)	(37,350)
Balance at June 30, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,475	$105	$1,829,935	$(1,868,968)	$336	$(38,366)	$30,332

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,210	$102	$1,826,472	$(1,558,038)	$504	$269,266	$69,870
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(31)	—	(397)	—	—	(397)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,887	—	—	2,887	2,860
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(51)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	151	1	16	—	—	17	107
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—	—	—	—	—	—	—	—	—	605	—	605	—
Dividends declared – preferred stock - Series D ($1.58/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred stock - Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)	—
Dividends declared – preferred stock - Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred stock - Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	196	2	957	—	—	959	(959)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,401
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,074)	—	(12,074)	12,074
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(288,817)	(168)	(288,985)	(55,021)
Balance at June 30, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,475	$105	$1,829,935	$(1,868,968)	$336	$(38,366)	$30,332

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,217	$102	$1,816,865	$(1,445,136)	$590	$372,647	$101,980
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(2)	—	(127)	—	—	(127)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,249	—	—	3,249	2,119
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	1	—	—	—	—	—	5
Common stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	109	—	—	109	—
Dividends declared – common stock ($.60/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,223)	—	(6,223)	—
Dividends declared – preferred stock - Series D ($.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,213)	—	(2,213)	—
Dividends declared – preferred stock - Series G ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,857)	—	(2,857)	—
Dividends declared – preferred stock - Series H ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred stock - Series I ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,317)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	24,461	—	24,461	(24,461)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,282)	14	(16,268)	(5,084)
Balance at June 30, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,213	$102	$1,820,096	$(1,453,824)	$604	$367,204	$73,242

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,104	$101	$1,815,182	$(1,363,020)	$616	$453,105	$80,743
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	—	—	—	—	1,755	—	1,755	—
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(21)	—	(1,031)	—	—	(1,031)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	6,037	—	—	6,037	3,921
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	133	1	(1)	—	—	—	28
Issuance of units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,854
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(91)	—	—	(91)	—
Dividends declared – common stock ($1.80/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,673)	—	(18,673)	—
Dividends declared – preferred stock - Series D ($1.58/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,524)	—	(2,524)	—
Dividends declared – preferred stock - Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,425)	—	(4,425)	—
Dividends declared – preferred stock - Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,715)	—	(5,715)	—
Dividends declared – preferred stock - Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,562)	—	(3,562)	—
Dividends declared – preferred stock - Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,062)	—	(5,062)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,940)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	1,701	—	1,701	(1,701)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(54,299)	(12)	(54,311)	(13,663)
Balance at June 30, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,213	$102	$1,820,096	$(1,453,824)	$604	$367,204	$73,242
See Notes to Consolidated Financial Statements

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(344,006)	$(67,974)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	131,366	134,689
Impairment charges	55,218	6,533
Amortization of intangibles	(148)	(119)
Recognition of deferred income	(464)	(466)
Bad debt expense	2,005	1,669
Deferred income tax expense (benefit)	(946)	1,085
Equity in (earnings) loss of unconsolidated entities	158	1,930
(Gain) loss on sale of assets and hotel properties	(3,617)	(561)
Realized and unrealized (gain) loss on marketable securities	(1,110)	(1,422)
Purchases of marketable securities	(1,351)	(3,854)
Sales of marketable securities	15,233	12,829
Net settlement of trading derivatives	1,469	(875)
Realized and unrealized (gain) loss on derivatives	(1,389)	1,906
Amortization of loan costs and premiums and write-off of premiums, loan costs and exit fees	12,037	16,898
Equity-based compensation	5,747	9,958
Amortization of parking asset	117	—
Non-cash interest income	(419)	—
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	19,193	(30,733)
Prepaid expenses and other assets	(4,904)	(9,248)
Operating lease right-of-use asset	532	(2,272)
Operating lease liability	(306)	491
Accounts payable and accrued expenses and accrued interest payable	62,724	22,964
Due to/from related parties	(1,950)	(3,696)
Due to/from third-party hotel managers	2,570	3,128
Due to/from Ashford Inc., net	(1,422)	(1,244)
Other liabilities	(11,088)	655
Net cash provided by (used in) operating activities	(64,751)	92,271
Cash Flows from Investing Activities
Investment in unconsolidated entity	(51)	(299)
Proceeds from franchise agreement	—	4,000
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	—	(213,073)
Improvements and additions to hotel properties	(29,777)	(81,541)
Net proceeds from sales of assets and hotel properties	4,653	13,089
Payments for initial franchise fees	—	(200)
Proceeds from property insurance	200	231
Net cash provided by (used in) investing activities	(24,975)	(277,793)
Cash Flows from Financing Activities
Borrowings on indebtedness	88,000	388,694
Repayments of indebtedness	(96,336)	(181,241)
Payments for loan costs and exit fees	(10,312)	(9,107)
Payments for dividends and distributions	(28,619)	(50,260)
Purchases of common stock	(357)	(906)
Payments for derivatives	(63)	(1,049)
Other	—	28
Net cash provided by (used in) financing activities	(47,687)	146,159
Net increase (decrease) in cash, cash equivalents and restricted cash	(137,413)	(39,363)
Cash, cash equivalents and restricted cash at beginning of period	398,207	439,812
Cash, cash equivalents and restricted cash and at end of period	$260,794	$400,449

	Six Months Ended June 30,
	2020	2019
Supplemental Cash Flow Information
Interest paid	$54,279	$118,740
Income taxes paid (refunded)	40	(1,611)
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$5,458	$22,581
Accrued stock offering costs	—	90
Common stock purchases accrued but not paid	40	126
Issuance of units for hotel acquisition	—	7,854
Assumption of debt in hotel acquisition	—	24,922
Dividends and distributions declared but not paid	868	20,435
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$262,636	$319,210
Restricted cash at beginning of period	135,571	120,602
Cash, cash equivalents and restricted cash at beginning of period	$398,207	$439,812

Cash and cash equivalents at end of period	$165,476	$235,936
Cash and cash equivalents at end of period included in assets held for sale	—	1,281
Restricted cash at end of period	95,318	162,746
Restricted cash at end of period included in assets held for sale	—	486
Cash, cash equivalents and restricted cash at end of period	$260,794	$400,449
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of June 30, 2020, we owned interests in the following assets:

•
116 consolidated hotel properties, including 114 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 24,746 total rooms (or 24,719 net rooms excluding those attributable to our partner);

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”); and

•	17.1% ownership in OpenKey with a carrying value of $2.7 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2020, our 116 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
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
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, investment management services, broker-dealer and distribution services and mobile key technology.
In June 2020, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse stock split was effective as of the close of business on July 15, 2020. As a result of the reverse stock split, the number of outstanding shares of common stock was reduced from approximately 104.8 million shares to approximately 10.5 million shares. Additionally, the number of outstanding common units, Long-Term Incentive Plan (“LTIP”) units and Performance LTIP units was reduced from approximately 20.5 million units to approximately 2.1 million units. All common stock, common units, LTIP units, Performance LTIP units, PSUs and RSUs as well as per share data related to these classes of equity have been updated in the accompanying consolidated financial statements to reflect this reverse stock split for all periods presented.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remain operational. As of June 30, 2020 operations at five of the Company’s hotels remain temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, the Company suspended the quarterly cash dividend on its common stock for the first and second quarters, suspended quarterly cash dividend on its preferred stock for the second quarter and reduced planned capital expenditures, and working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees.
Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The lenders who hold the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million mortgage loan) and the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) have each sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million mortgage loan), the lender for our Rockbridge Portfolio ($144.2 million mortgage loan), which is an eight hotel portfolio, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million mortgage loan), have each sent to us a notice of Uniform Commercial Code (“UCC”) sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. On July 16, 2020, we reached a forbearance agreement with our lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of our hotels. The forbearance agreement allows the Company to defer interest payments for six months in exchange for the Company’s agreement to a repayment schedule of the deferred interest payments. In the aggregate, including the Highland Pool loan, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $1.1 billion out of approximately $4.1 billion in property level debt outstanding as of June 30, 2020. Additionally, certain of the Company's hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company will default on some or all of the ground leases within the next twelve months.
As of June 30, 2020, the Company held cash and cash equivalents of $165.5 million and restricted cash of $95.3 million. During the three months ended June 30, 2020, we utilized cash, cash equivalents and restricted cash of $106.2 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties, and we continue to negotiate forbearance agreements with our lenders. Additionally as discussed above we have received various acceleration notices and UCC sale notices from our lenders. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. All of these items create uncertainty surrounding future cash flows. As a result of these uncertainties, management cannot reasonably estimate how long the Company's current cash, cash equivalents and restricted cash will last, but if our cash utilization going forward is consistent with the second quarter of 2020 and we do not raise additional capital, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreements will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could transfer the hotels securing the mortgage loans to the respective lenders.

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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Income Taxes—On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted. For the period ended June 30, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ending December 31, 2020.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.
Reclassification—Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended June 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$1,094	$—	$459	$—	$1,553
Boston, MA Area	3	808	—	291	—	1,099
Dallas / Ft. Worth Area	7	1,631	57	158	—	1,846
Houston, TX Area	3	1,165	11	43	—	1,219
Los Angeles, CA Metro Area	6	3,377	71	344	—	3,792
Miami, FL Metro Area	3	464	23	24	—	511
Minneapolis - St. Paul, MN - WI Area	4	356	16	171	—	543
Nashville, TN Area	1	172	14	153	—	339
New York / New Jersey Metro Area	7	2,961	14	290	—	3,265
Orlando, FL Area	3	637	1	83	—	721
Philadelphia, PA Area	3	964	113	18	—	1,095
San Diego, CA Area	2	647	1	68	—	716
San Francisco - Oakland, CA Metro Area	7	3,466	—	296	—	3,762
Tampa, FL Area	2	806	25	62	—	893
Washington D.C. - MD - VA Area	9	1,651	30	243	—	1,924
Other Areas	47	17,189	821	1,422	—	19,432
Orlando WorldQuest	—	51	—	28	—	79
Corporate	—	—	—	—	276	276
Total	116	$37,439	$1,197	$4,153	$276	$43,065

	Three Months Ended June 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$18,001	$4,607	$1,195	$—	$23,803
Boston, MA Area	3	18,880	2,272	1,002	—	22,154
Dallas / Ft. Worth Area	7	15,986	4,078	871	—	20,935
Houston, TX Area	3	6,939	2,131	219	—	9,289
Los Angeles, CA Metro Area	6	20,282	4,113	1,294	—	25,689
Miami, FL Metro Area	3	6,812	2,593	239	—	9,644
Minneapolis - St. Paul, MN - WI Area	4	9,197	2,293	1,318	—	12,808
Nashville, TN Area	1	14,539	6,272	523	—	21,334
New York / New Jersey Metro Area	7	27,391	7,598	685	—	35,674
Orlando, FL Area	3	7,597	512	413	—	8,522
Philadelphia, PA Area	3	7,037	1,010	197	—	8,244
San Diego, CA Area	2	4,734	257	273	—	5,264
San Francisco - Oakland, CA Metro Area	7	24,239	2,514	708	—	27,461
Tampa, FL Area	2	6,395	1,765	294	—	8,454
Washington D.C. - MD - VA Area	9	39,610	8,159	2,339	—	50,108
Other Areas	47	91,993	16,003	6,285	—	114,281
Orlando WorldQuest	—	1,018	37	298	—	1,353
Sold properties	5	7,602	1,084	322	—	9,008
Corporate	—	—	—	—	1,123	1,123
Total	121	$328,252	$67,298	$18,475	$1,123	$415,148

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$15,152	$4,059	$1,612	$—	$20,823
Boston, MA Area	3	7,596	995	1,524	—	10,115
Dallas / Ft. Worth Area	7	14,759	3,978	1,117	—	19,854
Houston, TX Area	3	6,271	2,302	231	—	8,804
Los Angeles, CA Metro Area	6	19,589	3,428	1,429	—	24,446
Miami, FL Metro Area	3	8,606	2,464	231	—	11,301
Minneapolis - St. Paul, MN - WI Area	4	4,926	1,275	761	—	6,962
Nashville, TN Area	1	9,710	5,114	1,041	—	15,865
New York / New Jersey Metro Area	7	17,296	3,417	1,390	—	22,103
Orlando, FL Area	3	7,550	428	761	—	8,739
Philadelphia, PA Area	3	4,651	801	179	—	5,631
San Diego, CA Area	2	3,991	248	306	—	4,545
San Francisco - Oakland, CA Metro Area	7	19,558	2,068	944	—	22,570
Tampa, FL Area	2	7,415	2,166	413	—	9,994
Washington D.C. - MD - VA Area	9	22,097	4,418	2,220	—	28,735
Other Areas	47	82,507	11,817	6,952	—	101,276
Orlando WorldQuest	—	1,082	25	375	—	1,482
Sold properties	1	490	144	15	—	649
Corporate	—	—	—	—	1,048	1,048
Total	117	$253,246	$49,147	$21,501	$1,048	$324,942

	Six Months Ended June 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$38,277	$9,650	$2,390	$—	$50,317
Boston, MA Area	3	28,350	3,873	1,814	—	34,037
Dallas / Ft. Worth Area	7	31,890	8,854	1,756	—	42,500
Houston, TX Area	3	13,580	4,692	418	—	18,690
Los Angeles, CA Metro Area	6	40,826	8,706	2,460	—	51,992
Miami, FL Metro Area	3	15,722	5,381	464	—	21,567
Minneapolis - St. Paul, MN - WI Area	4	15,566	3,915	2,111	—	21,592
Nashville, TN Area	1	26,621	11,470	1,220	—	39,311
New York / New Jersey Metro Area	7	46,268	12,304	1,451	—	60,023
Orlando, FL Area	3	16,583	1,048	873	—	18,504
Philadelphia, PA Area	3	11,704	1,803	353	—	13,860
San Diego, CA Area	2	9,063	659	492	—	10,214
San Francisco - Oakland, CA Metro Area	7	45,864	4,852	1,275	—	51,991
Tampa, FL Area	2	14,529	4,478	563	—	19,570
Washington D.C. - MD - VA Area	9	65,365	13,609	4,150	—	83,124
Other Areas	47	172,369	30,418	11,586	—	214,373
Orlando WorldQuest	—	2,204	52	691	—	2,947
Sold properties	5	13,852	2,595	612	—	17,059
Corporate	—	—	—	—	2,195	2,195
Total	121	$608,633	$128,359	$34,679	$2,195	$773,866

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$764,751	$769,381
Buildings and improvements	4,053,059	4,129,884
Furniture, fixtures and equipment	465,923	503,156
Construction in progress	9,257	29,745
Condominium properties	11,740	12,093
Total cost	5,304,730	5,444,259
Accumulated depreciation	(1,376,904)	(1,335,816)
Investments in hotel properties, net	$3,927,826	$4,108,443

5. Hotel Disposition and Impairment Charges
Hotel Disposition
On March 9, 2020, the Company sold the Crowne Plaza in Annapolis, Maryland for approximately $5.1 million in cash. The net carrying value was approximately $2.1 million. The sale resulted in a gain of approximately $3.6 million for the six months ended June 30, 2020, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations.
Impairment Charges

During the three and six months ended June 30, 2020, we recorded impairment charges of $27.6 million and $55.2 million, respectively. For the three months ended March 31, 2020, the impairment charge was comprised of $13.9 million at the Columbus Hampton Inn Easton, $10.0 million at the Canonsburg Homewood Suites Pittsburgh Southpointe and $3.7 million at the Phoenix Hampton Inn Airport North as a result of reduced estimated cash flows resulting from the COVID-19 pandemic and changes to the expected holding periods of these hotel properties.
On July 9, 2020, the non-recourse mortgage loan secured by eight hotel properties matured. The lender has provided notice of UCC sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. As a result, as of June 30, 2020, the estimated fair value of each hotel property was compared to its carrying value. For the three months ended June 30, 2020, an impairment charge was recorded that was comprised of $1.7 million at the Columbus Hampton Inn Easton, $3.0 million at the Pittsburgh Hampton Inn Waterfront West Homestead, $3.0 million at the Washington Hampton Inn Pittsburgh Meadow Lands, $1.8 million at the Cannonsburg Homewood Suites Pittsburgh Southpointe, $2.4 million at the Stillwater Residence Inn, $9.5 million at the Billerica Courtyard by Marriott Boston, and $6.1 million at the Wichita Courtyard by Marriott Old Town resulting from the difference between the estimated fair value of the property as compared to the net book value at June 30, 2020. We engaged a third-party valuation expert to assist in determining the fair value of the hotel properties. Each impairment charge was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
During the three and six months ended June 30, 2019, we recorded impairment charges of $6.5 million, which were comprised of $1.4 million at the Wisconsin Dells Hilton Garden Inn and $5.1 million at the Savannah Courtyard. Each impairment charge was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents our hotel properties measured at fair value as a result of the aforementioned impairment charges aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at June 30, 2020, and the related impairment charges recorded (in thousands):

	Fair values as of June 30, 2020				Six months ended June 30, 2020
	Level 1	Level 2	Level 3	Total	Impairment Charges
Phoenix Hampton Inn Airport North	$—	$—	$—	$—	$3,692	(1)
Columbus Hampton Inn Easton	—	—	11,252	11,252	15,678	(2)
Pittsburgh Hampton Inn Waterfront West Homestead	—	—	5,723	5,723	2,985	(2)
Washington Hampton Inn Pittsburgh Meadow Lands	—	—	5,820	5,820	3,035	(2)
Cannonsburg Homewood Suites Pittsburgh Southpointe	—	—	15,132	15,132	11,826	(2)
Stillwater Residence Inn	—	—	4,171	4,171	2,395	(2)
Billerica Courtyard by Marriott Boston	—	—	17,945	17,945	9,471	(2)
Wichita Courtyard by Marriott Old Town	—	—	12,901	12,901	6,136	(2)
Total	$—	$—	$72,944	$72,944	$55,218
_________________________

(1)	The impairment charge was taken in the quarter ended March 31, 2020, based on its estimated fair value of $9.0 million which is considered a Level 3 valuation technique.

(2)	The impairment charges were based on the estimated fair value of each applicable hotel property and were recorded during the six months ended June 30, 2020.

6. Investment in Unconsolidated Entity
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of June 30, 2020, the Company has made investments in OpenKey totaling $4.7 million.
We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No such impairment was recorded for the three and six months ended June 30, 2020 and 2019.
The following table summarizes our carrying value and ownership interest in OpenKey:

	June 30, 2020	December 31, 2019
Carrying value of the investment in OpenKey (in thousands)	$2,722	$2,829
Ownership interest in OpenKey	17.1%	17.0%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2020	2019	2020	2019
Equity in earnings (loss) of unconsolidated entities	$(79)	$(100)	$(158)	$(216)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate (1)	Default Rate (2)	June 30, 2020	December 31, 2019
Mortgage loan(4)	1 hotel	June 2020	LIBOR(3) + 5.10%	n/a	$—	$43,750
Mortgage loan(5) (6)	7 hotels	June 2020	LIBOR(3) + 3.65%	4.00%	180,720	180,720
Mortgage loan(5) (6)	7 hotels	June 2020	LIBOR(3) + 3.39%	4.00%	174,400	174,400
Mortgage loan(5) (6)	5 hotels	June 2020	LIBOR(3) + 3.73%	4.00%	221,040	221,040
Mortgage loan(5) (6)	5 hotels	June 2020	LIBOR(3) + 4.02%	4.00%	262,640	262,640
Mortgage loan(5) (6)	5 hotels	June 2020	LIBOR(3) + 2.73%	4.00%	160,000	160,000
Mortgage loan(5) (6)	5 hotels	June 2020	LIBOR(3) + 3.68%	4.00%	215,120	215,120
Mortgage loan(7)	1 hotel	July 2020	LIBOR(3) + 4.40%	n/a	35,200	35,200
Mortgage loan(8) (9)	8 hotels	July 2020	LIBOR(3) + 4.33%	n/a	144,188	144,000
Mortgage loan(6)	1 hotel	November 2020	6.26%	5.00%	91,046	91,542
Mortgage loan(10)	1 hotel	November 2020	LIBOR(3) + 2.55%	n/a	25,000	25,000
Mortgage loan(6) (11)	17 hotels	November 2020	LIBOR(3) + 3.00%	4.00%	419,000	419,000
Mortgage loan(6) (12)	8 hotels	February 2021	LIBOR(3) + 2.92%	5.00%	395,000	395,000
Mortgage loan(5) (6)	2 hotels	March 2021	LIBOR(3) + 2.75%	4.00%	240,000	240,000
Mortgage loan(6) (13)	19 hotels	April 2021	LIBOR(3) + 3.20%	4.00%	907,030	907,030
Mortgage loan(6) (14)	1 hotel	February 2022	LIBOR(3) + 3.90%	5.00%	145,000	145,000
Mortgage loan(6)	1 hotel	November 2022	LIBOR(3) + 2.00%	5.00%	97,000	97,000
Mortgage loan(15)	1 hotel	December 2022	LIBOR(3) + 2.25%	n/a	16,100	16,100
Mortgage loan(4) (6) (18)	1 hotel	January 2023	LIBOR(3) + 3.40%	4.00%	37,000	—
Mortgage loan(6) (9)	1 hotel	May 2023	5.46%	5.00%	51,582	51,843
Mortgage loan(16)	1 hotel	June 2023	LIBOR(3) + 2.45%	n/a	73,450	73,450
Mortgage loan(6)	1 hotel	January 2024	5.49%	5.00%	6,727	6,759
Mortgage loan(6)	1 hotel	January 2024	5.49%	5.00%	9,818	9,865
Mortgage loan(6)	1 hotel	May 2024	4.99%	5.00%	6,260	6,292
Mortgage loan(17)	1 hotel	June 2024	LIBOR(3) + 2.00%	n/a	8,881	8,881
Mortgage loan(6) (9)	3 hotels	August 2024	5.20%	4.00%	64,022	64,207
Mortgage loan(6)	2 hotels	August 2024	4.85%	4.00%	11,792	11,845
Mortgage loan(6)	3 hotels	August 2024	4.90%	4.00%	23,578	23,683
Mortgage loan(6)	2 hotels	February 2025	4.45%	4.00%	19,369	19,438
Mortgage loan(6)	3 hotels	February 2025	4.45%	4.00%	50,098	50,279
Mortgage loan(6)	1 hotel	March 2025	4.66%	5.00%	24,794	24,919
					4,115,855	4,124,003
Premiums, net					542	655
Deferred loan costs, net					(9,152)	(18,140)
Indebtedness, net					$4,107,245	$4,106,518
_____________________________

(1)	Interest rates do not include default or late payment rates in effect on some mortgage loans.

(2)
Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of June 30, 2020. The default rate is accrued in addition to the stated interest rate.

(3)	LIBOR rates were 0.162% and 1.763% at June 30, 2020 and December 31, 2019, respectively.

(4)
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

(6)
As of June 30, 2020, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations.

(7)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in July 2019.

(8)
Effective April 22, 2020, we executed a forbearance agreement for this mortgage loan, which amended the terms. Terms of the agreement included interest payment deferral for three months, which is due at maturity, lender's legal fees were added to the principal balance of the mortgage loan totaling $188,000,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

lender held reserves could be utilized to fund budgeted operating shortfalls at the property-level, and FF&E deposits being waived through maturity. This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in July 2019.

(9)	The lender holding this mortgage loan has delivered a notice of UCC sale, which provides that the lender will sell the subsidiaries of the Company that owns the respective hotels in public auction.

(10)
Effective June 29, 2020, we executed a consent and loan modification agreement for this mortgage loan. In connection with the agreement, lender-held reserves were made available to fund monthly interest payments due under the loan and monthly FF&E escrow deposits were waived until April 2021. This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 1.25%.

(11)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in November 2019.

(12)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in February 2020.

(13)
Effective July 9, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, lender-held reserves were made available to fund property-level operating expenses and monthly FF&E escrow deposits were waived through October 2020. Deferred interest payments will accrue interest at the stated rate of the mortgage loan and are to be repaid over twelve months following the deferral period. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in April 2020.

(14)	This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 1.50%.

(15)
Effective May 1, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for three months, with all deferred payments due at maturity, lender-held reserves were made available to fund property-level operating expenses, monthly FF&E escrow deposits were waived through December 2020 and tax escrow deposits were waived through October 2020. This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.

(16)
Effective May 20, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, lender-held reserves were made available to fund property-level operating expenses and monthly FF&E escrow deposits were waived through March 2021. Deferred interest payments will accrue interest at the stated rate of the mortgage loan and are to be repaid over twelve months following the deferral period.

(17)
Effective April 7, 2020, we executed a forbearance agreement for this mortgage loan, which amended the terms. Terms of the agreement include an initial interest payment deferral for three months, with the option to extend the interest payment deferral an additional three months. All deferred interest is due at maturity.

(18)
Effective July 7, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for two months, lender-held reserves were made available to fund monthly interest payments due under the loan and property-level operating expenses, and monthly FF&E escrow deposits were waived through March 2021. Deferred interest payments will accrue interest at the stated rate of the mortgage loan and are to be repaid over twelve months following the deferral period.

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
In April 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the Payroll Protection Program (“PPP”), which was established under the CARES Act. All funds borrowed under the PPP were returned on or before May 7, 2020.
During the three and six months ended June 30, 2020 and 2019, we recognized net premium amortization as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2020	2019	2020	2019
Interest expense and amortization of premium and loan costs	$57	$55	$113	$120

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The lenders who hold the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million mortgage loan) and the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) have each sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million mortgage loan), the lender for our Rockbridge Portfolio ($144.2 million mortgage loan), which is an eight hotel portfolio, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million mortgage loan), have each sent to us a notice of UCC sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. On July 16, 2020, we reached a forbearance agreement with our lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of our hotels. The forbearance agreement allows the Company to defer interest payments for six months in exchange for the Company’s agreement to a repayment schedule of the deferred interest payments. In the aggregate, including the Highland Pool loan, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of $1.1 billion out of $4.1 billion in property level debt outstanding as of June 30, 2020. See note 15 for discussion of the loan modification agreement with Lismore.
In addition, the senior lenders and mezzanine lenders who hold notes secured by the Embassy Suites New York Manhattan Times Square are parties to a guaranty with a third party, which guaranty the mezzanine lenders can call upon to make payment of up to $20 million now that the mezzanine loans have been accelerated. As of June 30, 2020, the principal and accrued interest amount of the notes currently held by the senior lenders, senior mezzanine lenders and junior mezzanine lenders is approximately $111.7 million, $27.4 million and $10.5 million, respectively. If the lenders call upon the guaranty, and the third party guarantor makes payments under the guaranty, the guarantor has the right to require us to reimburse them for the amount paid under the guaranty. If we do not reimburse the guarantor, the guarantor will have the option to purchase the equity in the entity which owns the Embassy Suites New York Manhattan Times Square hotel for $1.
8. Notes Receivable, net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	June 30, 2020	December 31, 2019
Construction Financing Note (1) (5)
Face amount	7.0%	$4,000	$4,000
Discount (2)		(275)	(402)
		3,725	3,598
Certificate of Occupancy Note (3) (5)
Face amount	7.0%	$5,250	$5,250
Discount (4)		(994)	(1,139)
		4,256	4,111
Note receivable, net		$7,981	$7,709
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
No cash interest income was recorded for the three and six months ended June 30, 2020.
For the three and six months ended June 30, 2020, we recognized discount amortization income of $137,000 and $272,000, respectively, which is included in “other income (expense)” in the consolidated statement of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On January 1, 2020, we adopted the provisions of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses. Upon adoption we evaluated the notes and other receivables under the criteria in ASC Topic 326. Upon adoption we determined that the expected credit loss associated with the notes and other receivables was immaterial. As of June 30, 2020, there was no allowance related to the notes receivable.
Other consideration received from the sale of the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront is summarized in the table below (dollars in thousands):

	Imputed Interest Rate	June 30, 2020		December 31, 2019
Future ownership rights of parking parcel	7.0%	$4,100		$4,100
Imputed interest		219		72
		4,319	(1)	4,172	(1)

Free use of parking easement prior to development commencement	7.0%	$235		$235
Accumulated amortization		(235)		(118)
		—	(1)	117	(1)

Reimbursement of parking fees while parking parcel is in development (2)	7.0%	$462		$462
Accumulated amortization		—		—
		462	(1)	462	(1)
Total		$4,781		$4,751
____________________________________

(1)	Included in “other assets” in the consolidated balance sheets.

(2)	Amortization will commence when the parking parcel begins development.
For the three and six months ended June 30, 2020, we recognized imputed interest income of $74,000 and $147,000, respectively, and amortization expense of $0 and $117,000, respectively, related to the free use of parking easement, which are included in “other income (expense)” in the consolidated statement of operations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Six Months Ended June 30,
	2020		2019
Interest rate caps:
Notional amount (in thousands)	$432,000	(1)	$624,050	(1)
Strike rate low end of range	3.00%		1.50%
Strike rate high end of range	4.00%		4.00%
Effective date range	January 2020		January 2019 - June 2019
Termination date range	February 2021 - February 2022		June 2020 - February 2022
Total cost (in thousands)	$63		$1,048

Interest rate floors:
Notional amount (in thousands)	$—	(1)	$6,000,000	(1)
Strike rate low end of range			1.63%
Strike rate high end of range			1.63%
Effective date range			January 2019
Termination date range			March 2020
Total cost (in thousands)	$—		$225
_______________

(1)	These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	June 30, 2020		December 31, 2019
Interest rate caps:
Notional amount (in thousands)	$1,521,650	(1)	$3,799,740	(1)
Strike rate low end of range	1.81%		1.50%
Strike rate high end of range	4.88%		5.22%
Termination date range	July 2020 - February 2022		February 2020 - February 2022
Aggregate principle balance on corresponding mortgage loans (in thousands)	$1,513,838		$3,666,331

Interest rate floors: (2)
Notional amount (in thousands)	$5,025,000	(1)	$12,025,000	(1)
Strike rate low end of range	(0.25)%		(0.25)%
Strike rate high end of range	1.25%		1.63%
Termination date range	July 2020 - November 2021		March 2020 - November 2021
_______________

(1)	These instruments were not designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of June 30, 2020, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $3.4 million as of June 30, 2020. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2020, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 0.162% to 0.101% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting(1)	Total

June 30, 2020:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$425	$—	$—	$425	(2)
Interest rate derivatives - caps	—	40	—	—	40	(2)
Credit default swaps	—	(1,154)	—	2,541	1,387	(2)
	—	(689)	—	2,541	1,852
Non-derivative assets:
Equity securities	1,819	—	—	—	1,819	(3)
Total	$1,819	$(689)	$—	$2,541	$3,671
Liabilities
Derivative liabilities:
Credit default swaps	—	(820)	—	600	(220)	(4)
Net	$1,819	$(1,509)	$—	$3,141	$3,451

December 31, 2019:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$42	$—	$257	$299	(2)
Interest rate derivatives - caps	—	47	—	—	47	(2)
Credit default swaps	—	(1,579)	—	2,924	1,345	(2)
	—	(1,490)	—	3,181	1,691
Non-derivative assets:
Equity securities	14,591	—	—	—	14,591	(3)
Total	$14,591	$(1,490)	$—	$3,181	$16,282
Liabilities
Derivative liabilities:
Credit default swaps	—	(1,092)	—	1,050	(42)	(4)
Net	$14,591	$(2,582)	$—	$4,231	$16,240
____________________________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported net as “derivative assets, net” in our consolidated balance sheets.

(3)	Reported as “marketable securities” in our consolidated balance sheets.

(4)	Reported net as “derivative liabilities, net” in our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair value measured assets and liabilities on the consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2020		2019
Assets
Derivative assets:
Interest rate derivatives - floors	$386		$2,115
Interest rate derivatives - caps	(18)		(472)
Credit default swaps	(2,005)	(4)	(257)	(4)
	(1,637)		1,386
Non-derivative assets:
Equity	483		618
Total	(1,154)		2,004
Liabilities
Derivative liabilities:
Credit default swaps	(1,171)	(4)	(135)	(4)
Net	$(2,325)		$1,869

Total combined
Interest rate derivatives - floors	$3,386		$2,340
Interest rate derivatives - caps	(18)		(472)
Credit default swaps	(3,176)		(392)
Unrealized gain (loss) on derivatives	192	(1)	1,476	(1)
Realized gain (loss) on interest rate floors	(3,000)	(2)	(225)	(2)
Unrealized gain (loss) on marketable securities	479	(3)	598	(3)
Realized gain (loss) on marketable securities	4	(2)	20	(2)
Net	$(2,325)		$1,869
____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.

(4)	Excludes costs of $272 and $271 for the three months ended June 30, 2020 and 2019, respectively, included in “other income (expense)” associated with credit default swaps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2020		2019
Assets
Derivative assets:
Interest rate derivatives - floors	$763		$1,919
Interest rate derivatives - caps	(70)		(1,114)
Credit default swaps	425	(4)	(1,790)	(4)
	1,118		(985)
Non-derivative assets:
Equity	1,110		1,422
Total	2,228		437

Liabilities
Derivative liabilities:
Credit default swaps	271	(4)	(921)	(4)
Net	$2,499		$(484)

Total combined
Interest rate derivatives - floors	$3,988		$2,307
Interest rate derivatives - caps	(70)		(1,114)
Credit default swaps	696		(2,711)
Unrealized gain (loss) on derivatives	4,614	(1)	(1,518)	(1)
Realized gain (loss) on options on interest rate floors	(3,225)	(2)	(388)	(2)
Unrealized gain (loss) on marketable securities	(998)	(3)	1,406	(3)
Realized gain (loss) on marketable securities	2,108	(2)	16	(2)
Net	$2,499		$(484)

____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.

(4)	Excludes costs of $540 and $537 for the six months ended June 30, 2020 and 2019, respectively, included in “other income (expense)” associated with credit default swaps.

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

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$1,819	$1,819	$14,591	$14,591
Derivative assets, net	1,852	1,852	1,691	1,691
Derivative liabilities, net	220	220	42	42

Financial assets not measured at fair value:
Cash and cash equivalents	$165,476	$165,476	$262,636	$262,636
Restricted cash	95,318	95,318	135,571	135,571
Accounts receivable, net	19,299	19,299	39,638	39,638
Notes receivable, net	7,981	7,582 to 8,380	7,709	7,323 to 8,095
Due from related parties, net	4,969	4,969	3,019	3,019
Due from third-party hotel managers	12,894	12,894	17,368	17,368

Financial liabilities not measured at fair value:
Indebtedness	$4,116,397	$3,638,266 to $4,021,238	$4,124,658	$3,881,453 to $4,290,027
Accounts payable and accrued expenses	89,152	89,152	124,226	124,226
Accrued interest payable	90,997	90,997	10,115	10,115
Dividends and distributions payable	868	868	20,849	20,849
Due to Ashford Inc., net	2,421	2,421	6,570	6,570
Due to third-party hotel managers	605	605	2,509	2,509

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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $8.0 million at June 30, 2020 and approximately 95.0% to 105.0% of the carrying value of $7.7 million as of December 31, 2019.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 88.4% to 97.7% of the carrying value of $4.1 billion at June 30, 2020 and approximately 94.1% to 104.0% of the carrying value of $4.1 billion at December 31, 2019. These fair value estimates are considered a Level 2 valuation technique.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(204,616)	$(16,282)	$(288,817)	$(54,299)
Less: Dividends on preferred stock	(10,644)	(10,644)	(21,288)	(21,288)
Less: Dividends on common stock	—	(5,865)	—	(17,844)
Less: Dividends on unvested performance stock units	—	(95)	—	(285)
Add: Claw back of dividends on unvested performance stock units	227	—	605	—
Less: Dividends on unvested restricted shares	—	(263)	—	(544)
Undistributed income (loss) allocated to common stockholders	(215,033)	(33,149)	(309,500)	(94,260)
Add back: Dividends on common stock	—	5,865	—	17,844
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(215,033)	$(27,284)	$(309,500)	$(76,416)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	10,312	9,994	10,162	9,968

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(20.85)	$(2.73)	$(30.46)	$(7.67)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(20.85)	$(2.73)	$(30.46)	$(7.67)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—		$263	$—		$544
Income (loss) allocated to unvested performance stock units	—		95	—		285
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(37,350)	(1)	(5,084)	(55,021)	(1)	(13,663)
Total	$(37,350)		$(4,726)	$(55,021)		$(12,834)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—		1	12		12
Effect of unvested performance stock units	—		—	—		14
Effect of assumed conversion of operating partnership units	1,823		1,930	1,881		1,882
Total	1,823		1,931	1,893		1,908

_______________

(1)	Inclusive of preferred stock dividends in arrears of $1.6 million for both the three and six months ended June 20, 2020 allocated to redeemable noncontrolling interests in operating partnership.
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
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, have vesting periods ranging from three years to five years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership. In March 2020, 28,000 LTIP units with a fair value of approximately $372,000 and a vesting period of three years were granted. In May 2020, approximately 70,000 LTIP units were issued to independent directors with a fair value of approximately $422,000, which vested immediately upon grant. In addition, in May 2020, approximately 16,000 LTIP units were issued to independent directors with a fair value of approximately $107,000, which vested immediately upon grant. This grant represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors and will be amortized to equity-based compensation expense over the next 12 months. See note 18.
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Ashford Trust OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. As of June 30, 2020, there were approximately 130,000 Performance LTIP units, representing 200% of the target number granted, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Performance LTIP units were granted to non-employees. During the six months ended June 30, 2020, approximately 109,000 performance-based LTIP units were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $1.4 million.
In March 2020, 50,000 Performance LTIP units with a fair value of $200,000 and a vesting period of three years were granted.
As of June 30, 2020, we have issued a total of 1.2 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 171,000 units (50,000 of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common units converted to stock	—	—	196	—
Fair value of common units converted	$—	$—	$959	$—
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	June 30, 2020	December 31, 2019
Redeemable noncontrolling interests (in thousands)	$30,332	$69,870
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	162,020	155,536
Ownership percentage of operating partnership	14.79%	15.92%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Allocated net (income) loss to the redeemable noncontrolling interests	$37,350	$5,084	$55,021	$13,663
Distributions declared to holders of common units, LTIP units and Performance LTIP units	—	1,317	—	3,940
Performance LTIP dividend claw back upon cancellation	—	—	(1,401)	—

14. Equity and Equity-Based Compensation
Common Stock Dividends—For the first and second quarters of 2020, the board of directors did not declare a quarterly common stock dividend. For the first and second quarters of 2019, the board of directors declared a quarterly dividend of $1.20 and $0.60, respectively, per outstanding share of common stock.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance. In March 2020, 133,000 restricted stock units with a fair value of approximately $1.8 million and a vesting period of three years were granted. In May 2020, 14,000 shares of common stock were issued to independent directors with a fair value of approximately $84,000, which vested immediately upon grant. Additionally, in May 2020, 3,000 shares of common stock were issued to independent directors with a fair value of approximately $17,000, which vested immediately upon grant. This grant represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors and will be amortized to equity-based compensation expense over the next 12 months. See note 18.
Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of performance stock units (“PSUs”), which have a cliff vesting period of three years, to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

performance and service period. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. During the six months ended June 30, 2020, 35,000 PSUs were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $378,000. In March 2020, 70,000 PSUs with a fair value of $560,000 and a vesting period of three years were granted.
During 2020, 66,000 PSUs were forfeited as a result of the separation of an executive officer from the Company. The forfeiture resulted in a credit to equity based compensation expense of approximately $1.9 million for the six months ended June 30, 2020, which is included in “advisory services fees” on our consolidated statement of operations. Additionally, as a result of the forfeiture there was a claw back of the previously declared dividends in the amount of $227,000 for the three and six months ended June 30, 2020.
Preferred Dividends—The board of directors declared quarterly dividends as presented below:

	Three Months Ended June 30,
	2020	2019
8.45% Series D Cumulative Preferred Stock	$—	$0.5281
7.375% Series F Cumulative Preferred Stock	—	0.4609
7.375% Series G Cumulative Preferred Stock	—	0.4609
7.50% Series H Cumulative Preferred Stock	—	0.4688
7.50% Series I Cumulative Preferred Stock	—	0.4688

The table below presents the accumulated but unpaid dividends in arrears as of June 30, 2020 (in thousands):

June 30, 2020
8.45% Series D Cumulative Preferred Stock ($.53/share)	$1,262
7.375% Series F Cumulative Preferred Stock ($.46/share)	2,212
7.375% Series G Cumulative Preferred Stock ($.46/share)	2,858
7.50% Series H Cumulative Preferred Stock ($.47/share)	1,781
7.50% Series I Cumulative Preferred Stock ($.47/share)	2,531

Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares of our common stock or preferred stock were repurchased under the Repurchase Program during the six months ended June 30, 2020 and 2019.
At-the-Market Equity Offering Program—On December 11, 2017, the Company established an “at-the-market” equity offering program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million. No shares of its common stock were issued under this program during the three and six months ended June 30, 2020 or 2019.
15. Related Party Transactions
Remington Lodging (prior to Ashford Inc. acquisitions)
Between January 1, 2019 and November 5, 2019, we paid Remington Lodging monthly hotel management fees equal to the greater of $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty J. Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc.
Under our advisory agreement, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the advisory agreement, subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale is between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At June 30, 2020, the monthly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually (or stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
Advisory services fee
Base advisory fee	$8,557		$9,362	$17,474		$18,351
Reimbursable expenses (1)	1,567		3,006	3,398		5,396
Equity-based compensation (2)	92	(3)	4,549	4,643	(3)	8,838
Incentive fee	—		(636)	—		—
Total advisory services fee	$10,216		$16,281	$25,515		$32,585
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.

(3)
During the three and six months ended June 30, 2020, 66,000 PSUs were forfeited as a result of the separation of an executive officer from the Company. The forfeiture resulted in a credit to equity based compensation expense of approximately $1.9 million for the three and six months ended June 30, 2020,

Lismore Advisory Fee
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
On July 1, 2020, the Company amended and restated the agreement with Lismore with an effective date of April 6, 2020. Pursuant to the amended and restated agreement, the term of the agreement was extended to 24 months following the commencement date. In connection with the services provided by Lismore under the amended and restated agreement, Lismore is entitled to receive a fee of approximately $2.6 million in three equal installments of approximately $857,000 per month beginning July 20, 2020,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

and ending on September 20, 2020. Lismore is also entitled to receive a fee that is calculated and payable as follows: (i) a fee equal to 25 basis points (0.25%) of the amount of a loan, payable upon the acceptance by the applicable lender of any forbearance or extension of such loan, or in the case where a third-party agent or contractor engaged by the Company has secured an extension of the maturity date equal to or greater than 12 months of any such loan, then the amount payable to Lismore shall be reduced to 10 basis points (0.10%); (ii) a fee equal to 75 basis points (0.75%) of the amount of any principal reduction of a loan upon the acceptance by any lender of any principal reduction of such loan; and (iii) a fee equal to 150 basis points (1.50%) of the implied conversion value (but in any case, no less than 50% percent of the face value of such loan or loans) of a loan upon the acceptance by any lender of any debt to equity conversion of such loan.
At the time of amendment, the Company had paid Lismore approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, the Company is still entitled, in the event that the Company does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees the Company or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by the Company to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of June 30, 2020, the Company has also paid $2.6 million related to periodic installments of which $303,000 has been expensed in accordance with the agreement and $2.2 million may be offset against future fees under the agreement that are eligible for claw back under the agreement. Further, the Company has paid $606,000 in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. As of June 30, 2020, the Company has recognized expense of $1.6 million, which is included in “write-off of premiums, loan costs and exit fees,” and approximately $6.7 million is included in “other assets.”
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust has entered into a contribution agreement with Ashford Inc. pursuant to which Ashford Trust has agreed to contribute, with Braemar Hotels & Resorts Inc. (“Braemar”), up to $15 million to fund the operations of Ashford Securities. As of June 30, 2020, Ashford Trust has funded approximately $2.5 million. As of June 30, 2020 and December 31, 2019, $582,000 and $1.6 million, respectively, of the pre-funded amounts were included in “other assets” on our consolidated balance sheets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2020	2019	2020	2019
Corporate, general and administrative	$316	$—	$1,013	$—

In the fourth quarter of 2019, the Company expensed $896,000 of reimbursed operating expenses of Ashford Securities.
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
Project Management Agreement
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Ashford Inc.’s subsidiary, Premier Project Management LLC (“Premier”), pursuant to which Premier provides project management services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the project management agreement, we pay Premier: (a) project management fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision. On March 20, 2020, we amended the project management agreement to provide that Premier's fees shall be paid by the Company to Premier upon the completion of any work provided by third party vendors to the Company.
Hotel Management Agreement
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. As a result of the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At June 30, 2020, Remington Hotels managed 79 of our 116 hotel properties and the WorldQuest condominium properties.
We pay monthly hotel management fees equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
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
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2020, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Franchise Fees—Under franchise agreements for our hotel properties existing at June 30, 2020, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2021 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2020	2019	2020	2019
Other hotel expenses	$3,202	$20,954	$17,261	$38,702

Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2020, we pay monthly hotel management fees equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 1% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2021 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2016 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of June 30, 2020, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of twenty years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of June 30, 2020, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”), and the appeal is still pending. By Order dated May 7, 2020, the Second Department referred the matter for mandatory mediation. The parties participated in mediation on June 22, 2020, however, they were not able to arrive at mutually acceptable settlement terms. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages. The plaintiffs filed an application for damages on August 28, 2019. The defendants filed their opposition to the plaintiffs’ application for damages on October 11, 2019. The plaintiffs filed their reply on October 25, 2019. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If, however, the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus attorneys’ fees. As of June 30, 2020, no amounts have been accrued.
In June 2020, each of the Company, Braemar, Ashford Inc., and Lismore, a subsidiary of Ashford Inc. (collectively with the Company, Braemar, Ashford Inc. and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The administrative subpoena requests the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. The Company is responding to the administrative subpoena.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of June 30, 2020 and December 31, 2019, all of our hotel properties were domestically located.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18. Subsequent Event
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of COVID-19, the annual cash retainer for each independent director serving on the Company’s board of directors would be temporarily reduced by 25% and would continue in effect until the board of directors determined in its discretion that the effects of COVID-19 had subsided. The Company also disclosed at that time that any amounts relinquished pursuant to the reduction in fees may be paid in the future, as determined by the board of directors in its discretion. On August 3, 2020, the Company announced that for fiscal year 2020, the independent directors will receive the full value of their annual cash retainer (without reduction). However, all remaining quarterly installments of the annual cash retainer (and any additional cash retainers for committee service or service as lead director), will instead be paid in either fully vested shares of common stock or LTIP units (at each director’s election). The board of directors currently intends to continue paying the value of all cash retainers to independent directors in the form of equity through the Company’s 2021 Annual Meeting of Stockholders, at which time the board of directors currently intends to re-examine the program.

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

•	adverse effects of the novel strain of coronavirus (COVID-19), including a general reduction in business and personal travel and travel restrictions in regions where our hotels are located;

•	ongoing negotiations with our lenders regarding potential forbearance or the exercise by our lenders of their remedies for default under our loan agreements;

•	actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans that are in default;

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	the ability to complete the preferred stock exchange offering;

•	general and economic business conditions affecting the lodging and travel industry;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	changes in our industry and the market in which we operate, interest rates, or local economic conditions;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels, Premier), Braemar, our executive officers and our non-independent directors;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

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
Overview
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:

•	adjusting cost and operational models due to the impact of COVID-19 on the hotel industry;

•	maintain maximum cash and cash equivalents liquidity;

•	completion of the preferred stock exchange offering;

•	negotiate forbearance and other agreements with lenders as necessary with respect to our loans that are in default;

•	disposition of non-core hotel properties;

•	pursuing capital market activities to enhance long-term stockholder value;

•	implementing selective capital improvements designed to increase profitability;

•	implementing effective asset management strategies to minimize operating costs and increase revenues;

•	financing or refinancing hotels on competitive terms;

•	utilizing hedges and derivatives to mitigate risks; and

•	making other investments or divestitures that our board of directors deems appropriate.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2020, Remington Hotels, a subsidiary of Ashford Inc., managed 79 of our 116 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, investment management services, broker-dealer and distribution services and mobile key technology.

Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of June 30, 2020, owned approximately 430,803 shares of Ashford Inc. common stock, which represented an approximate 17.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of June 30, 2020 would have increased the Bennetts’ ownership interest in Ashford Inc. to 68.1%. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remain operational. As of June 30, 2020 operations at five of the Company’s hotels remain temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, the Company suspended the quarterly cash dividend on its common shares for the first and second quarters of 2020 and likely for all of 2020, suspended quarterly cash dividend on its preferred stock for the second quarter, reduced planned capital expenditures, and working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business.
Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The lenders who hold the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million mortgage loan) and the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) have each sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million mortgage loan), the lender for our Rockbridge Portfolio ($144.2 million mortgage loan), which is an eight hotel portfolio, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million mortgage loan), have each sent to us a notice of UCC sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. On July 16, 2020, we reached a forbearance agreement with our lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of our hotels. The forbearance agreement allows the Company to defer interest payments for six months in exchange for the Company’s agreement to a repayment schedule of the deferred interest payments. In the aggregate, including the Highland Pool loan, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $1.1 billion out of approximately $4.1 billion in property level debt outstanding as of June 30, 2020. Additionally, certain of the Company's hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company will default on some or all of the ground leases within the next twelve months.
As of June 30, 2020, the Company held cash and cash equivalents of $165.5 million and restricted cash of $95.3 million. During the three months ended June 30, 2020, we utilized cash, cash equivalents and restricted cash of $106.2 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties, and we continue to negotiate forbearance agreements with our lenders. Additionally as discussed above we have received various acceleration notices and UCC sale notices from our lenders. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. All of these items create uncertainty surrounding future cash flows. As a result of these uncertainties, management cannot reasonably estimate how long the Company's current cash, cash equivalents and restricted cash will last, but if our cash utilization going forward is consistent with the second quarter of 2020 and we do not raise additional capital, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreements will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could transfer the hotels securing the mortgage loans to the respective lenders.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:

•	as of July 31, 2020, the Company has temporarily suspended operations at four hotel properties. The Company’s remaining 112 hotel properties are open and operating;

•	the Company has significantly reduced its planned spending for capital expenditures for the fiscal year to a range of $30-$50 million;

•	the Company has suspended its common dividend conserving approximately $7 million per quarter;

•	the Company has suspended its preferred stock dividends conserving approximately $10.6 million per quarter;

•
the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses resulting in an approximate 25% reduction in corporate, general and administrative and reimbursable expenses and will continue to take all necessary additional actions to preserve capital and liquidity;

•
the Company ended the quarter with cash and cash equivalents of $165.5 million and restricted cash of $95.3 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $12.9 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs; and

•
the Company has partnered with local government agencies, medical staffing organizations, and hotel brands to support COVID-19 response efforts. To date, through various initiatives, 86 Ashford Trust hotels have provided temporary lodging for first responders, health care professionals, and other community residents impacted by the pandemic.

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
In April 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the PPP, which was established under the CARES Act. All funds borrowed under the PPP were returned on or before May 7, 2020.
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

On March 9, 2020, the Company sold the Crowne Plaza in Annapolis, Maryland for approximately $5.1 million. The sale resulted in a gain of approximately $3.6 million for the three and six months ended June 30, 2020, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations.
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
On April 17, 2020, the Company was notified by the New York Stock Exchange (the “NYSE”) that the average closing price of the Company’s common stock over the prior 30 consecutive trading-day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual.
In June 2020, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse share split was effective as of the close of business on July 15, 2020. As a result of the reverse stock split, the number of shares of common stock outstanding was reduced from approximately 104.8 million shares to approximately 10.5 million shares. Additionally, the number of outstanding common units, Long-Term Incentive Plan (“LTIP”) units and Performance LTIP units was reduced from approximately 20.5 million units to approximately 2.1 million units. All common stock, common units, LTIP units, Performance LTIP units, PSUs and RSUs as well as per share data related to these classes of equity have been updated in the accompanying consolidated financial statements to reflect this reverse stock split for all periods presented. On August 3, 2020, the NYSE notified the Company that it had cured its non-compliance with the NYSE’s minimum average closing price per share standard because the average closing price of our common stock was above $1.00 per share on July 31, 2020 and for the 30 consecutive trading-day period ending July 31, 2020.
Effective May 13, 2020, Douglas A. Kessler voluntarily resigned as President and Chief Executive Officer to pursue other professional opportunities. On May 14, 2020, the board of directors appointed J. Robison Hays, III as the Company’s new President and Chief Executive Officer.
On July 1, 2020, the Company amended and restated the agreement with Lismore with an effective date of April 6, 2020. Pursuant to the amended and restated agreement, the term of the agreement was extended to 24 months following the commencement date. In connection with the services provided by Lismore under the amended and restated agreement, Lismore is entitled to receive a fee of approximately $2.6 million in three equal installments of approximately $857,000 per month beginning July 20, 2020, and ending on September 20, 2020. Lismore is also entitled to receive a fee that is calculated and payable as follows: (i) a fee equal to 25 basis points (0.25%) of the amount of a loan, payable upon the acceptance by the applicable lender of any forbearance or extension of such loan, or in the case where a third-party agent or contractor engaged by the Company has secured an extension of the maturity date equal to or greater than 12 months of any such loan, then the amount payable to Lismore shall be reduced to 10 basis points (0.10%); (ii) a fee equal to 75 basis points (0.75%) of the amount of any principal reduction of a loan upon the acceptance by any lender of any principal reduction of such loan; and (iii) a fee equal to 150 basis points (1.50%) of the implied conversion value (but in any case, no less than 50% percent of the face value of such loan or loans) of a loan upon the acceptance by any lender of any debt to equity conversion of such loan.
At the time of amendment, the Company had paid Lismore approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, the Company is still entitled, in the event that the Company does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees the Company or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by the Company to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of June 30, 2020, the Company has also paid $2.6 million related to periodic installments of which $303,000 has been expensed in accordance with the agreement and $2.2 million may be offset against future fees under the agreement that are eligible for claw back under the agreement. Further, the Company has paid $606,000 in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. As of June 30, 2020, the Company has recognized expense of $1.6 million, which is included in “write-off of premiums, loan costs and exit fees,” and approximately $6.7 million is included in “other assets.”

On July 20, 2020, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “Form S-4). The Company is offering to exchange any and all of the outstanding shares of the following series of its preferred stock (8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock) for, at the election of each holder, consideration in the form of cash or shares of Company common stock.
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of COVID-19, the annual cash retainer for each independent director serving on the Company’s board of directors would be temporarily reduced by 25% and would continue in effect until the board of directors determined in its discretion that the effects of COVID-19 had subsided. The Company also disclosed at that time that any amounts relinquished pursuant to the reduction in fees may be paid in the future, as determined by the board of directors in its discretion. On August 3, 2020, the Company announced that for fiscal year 2020, the independent directors will receive the full value of their annual cash retainer (without reduction). However, all remaining quarterly installments of the annual cash retainer (and any additional cash retainers for committee service or service as lead director), will instead be paid in either fully vested shares of common stock or LTIP units (at each director’s election). The board of directors currently intends to continue paying the value of all cash retainers to independent directors in the form of equity through the Company’s 2021 Annual Meeting of Stockholders, at which time the board of directors currently intends to re-examine the program.
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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Favorable/ (Unfavorable) Change	Six Months Ended June 30,		Favorable/ (Unfavorable) Change
	2020	2019		2020	2019
Total revenue	$43,065	$415,148	$(372,083)	$324,942	$773,866	$(448,924)
Total hotel operating expenses	(66,555)	(251,693)	185,138	(268,265)	(480,179)	211,914
Property taxes, insurance and other	(20,700)	(21,762)	1,062	(41,172)	(42,159)	987
Depreciation and amortization	(65,016)	(67,511)	2,495	(131,366)	(134,689)	3,323
Impairment charges	(27,605)	(6,533)	(21,072)	(55,218)	(6,533)	(48,685)
Transaction costs	—	(2)	2	—	(2)	2
Advisory services fee	(10,216)	(16,281)	6,065	(25,515)	(32,585)	7,070
Corporate, general and administrative	(4,708)	(2,917)	(1,791)	(8,200)	(5,518)	(2,682)
Gain (loss) on sale of assets and hotel properties	(6)	328	(334)	3,617	561	3,056
Operating income (loss)	(151,741)	48,777	(200,518)	(201,177)	72,762	(273,939)
Equity in earnings (loss) of unconsolidated entities	(79)	(867)	788	(158)	(1,930)	1,772
Interest income	41	785	(744)	652	1,566	(914)
Other income (expense)	(3,149)	(338)	(2,811)	(1,627)	(654)	(973)
Interest expense and amortization of loan costs	(88,082)	(67,987)	(20,095)	(145,167)	(134,153)	(11,014)
Write-off of premiums, loan costs and exit fees	(1,935)	(90)	(1,845)	(2,030)	(2,152)	122
Unrealized gain (loss) on marketable securities	479	598	(119)	(998)	1,406	(2,404)
Unrealized gain (loss) on derivatives	192	1,476	(1,284)	4,614	(1,518)	6,132
Income tax (expense) benefit	2,188	(3,706)	5,894	1,885	(3,301)	5,186
Net income (loss)	(242,086)	(21,352)	(220,734)	(344,006)	(67,974)	(276,032)
(Income) loss attributable to noncontrolling interest in consolidated entities	120	(14)	134	168	12	156
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	37,350	5,084	32,266	55,021	13,663	41,358
Net income (loss) attributable to the Company	$(204,616)	$(16,282)	$(188,334)	$(288,817)	$(54,299)	$(234,518)

All hotel properties owned during the three and six months ended June 30, 2020 and 2019 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2020 and 2019. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Embassy Suites New York Manhattan Times Square (2)	New York, NY	Acquisition	January 22, 2019
Hilton Santa Cruz/Scotts Valley (2)	Santa Cruz, CA	Acquisition	February 26, 2019
San Antonio Marriott (1)	San Antonio, TX	Disposition	August 2, 2019
Hilton Garden Inn Wisconsin Dells (1)	Wisconsin Dells, WI	Disposition	August 6, 2019
Courtyard Savannah (1)	Savannah, GA	Disposition	August 14, 2019
SpringHill Suites Jacksonville (1)	Jacksonville, FL	Disposition	December 3, 2019
Crowne Plaza Annapolis (1)	Annapolis, MD	Disposition	March 9, 2020
____________________________________

(1)	Collectively referred to as “Hotel Dispositions”

(2)	Collectively referred to as “Hotel Acquisitions”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RevPAR (revenue per available room)	$16.48	$139.86	$55.59	$130.86
Occupancy	14.83%	80.74%	36.73%	76.83%
ADR (average daily rate)	$111.17	$173.22	$151.36	$170.33
The following table illustrates the key performance indicators of the 116 and 114 comparable hotel properties and WorldQuest that were included for the full three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RevPAR (revenue per available room)	$16.48	$141.18	$55.41	$131.20
Occupancy	14.83%	80.87%	36.46%	76.85%
ADR (average daily rate)	$111.17	$174.57	$151.96	$170.72
Comparison of the Three Months Ended June 30, 2020 and 2019
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $188.3 million, from $16.3 million for the three months ended June 30, 2019 (the “2019 quarter”) to $204.6 million for the three months ended June 30, 2020 (the “2020 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $290.8 million, or 88.6%, to $37.4 million in the 2020 quarter compared to the 2019 quarter. This decrease is attributable to lower rooms revenue of $7.6 million from our Hotel Dispositions and $283.2 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic. Our comparable hotel properties experienced a decrease of 36.3% in room rates and a decrease of 6,604 basis points in occupancy.
Food and beverage revenue decreased $66.1 million, or 98.2%, to $1.2 million. This decrease is attributable to lower food and beverage revenue of $1.1 million from our Hotel Dispositions and $65.0 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, decreased $14.3 million, or 77.5%, to $4.2 million. This decrease is primarily attributable to a decrease of $319,000 from our Hotel Dispositions, $13.9 million at our comparable hotel properties as a result of the COVID-19 pandemic and lower business interruption revenue of $91,000. In the 2019 quarter, we received $91,000 of business interruption income related to SpringHill Suites BWI Hotel. Other non-hotel revenue decreased $847,000, or 75.4%, to $276,000 in the 2020 quarter as compared to the 2019 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $185.1 million, or 73.6%, to $66.6 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $100.2 million in the 2020 quarter as compared to the 2019 quarter, as a result of the COVID-19 pandemic, which was comprised of a decrease of $2.5 million from our Hotel Dispositions and $97.7 million from our comparable hotel properties and WorldQuest. Direct expenses were 40.1% of total hotel revenue for the 2020 quarter and 28.3% for the 2019 quarter. Indirect expenses and management fees decreased $84.9 million in the 2020 quarter as compared to the 2019 quarter, which was comprised of a decrease of $3.5 million from our Hotel Dispositions and $81.5 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $1.1 million, or 4.9%, to $20.7 million during the 2020 quarter compared to the 2019 quarter, which was primarily due to decrease of $659,000 from our Hotel Dispositions and $403,000 at our comparable hotel properties and WorldQuest.
Depreciation and Amortization. Depreciation and amortization decreased $2.5 million, or 3.7%, to $65.0 million during the 2020 quarter compared to the 2019 quarter, which was primarily due to a decrease of $1.5 million from our Hotel Dispositions and $986,000 from our comparable hotel properties and WorldQuest.
Impairment Charges. In the 2020 quarter, we recorded an impairment charge of $27.6 million. On July 9, 2020, the non-recourse mortgage loan secured by eight hotel properties matured. The lender has provided notice of UCC sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. As a result, as of June 30, 2020, the estimated fair value of each hotel property was compared to its carrying value. The impairment charge was comprised of $1.7 million at the Columbus Hampton Inn Easton, $1.8 million at the Canonsburg Homewood Suites Pittsburgh Southpointe, $9.5 million at the Billerica Courtyard, $6.1 million at the Wichita Courtyard, $3.0 million at the Washington Hampton Inn Pittsburgh Meadow Lands, $3.0 million at the Pittsburgh Hampton Inn Waterfront West Homestead and $2.4 million at the Stillwater Residence Inn. In the 2019 quarter, we recorded an impairment charge of $6.5 million that was comprised of $5.1 million at the Courtyard Savannah Downtown and $1.4 million at the Wisconsin Dells Hilton Garden Inn related to their disposition.
Advisory Services Fee. Advisory services fee decreased $6.1 million, or 37.3%, to $10.2 million in the 2020 quarter compared to the 2019 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2020 quarter, the advisory services fee was comprised of a base advisory fee of $8.6 million, equity-based compensation of $92,000, which is inclusive of a $1.9 million credit related to PSU forfeitures, associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $1.6 million. In the 2019 quarter, the advisory services fee was comprised of a base advisory fee of $9.4 million, equity-based compensation of $4.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $3.0 million and a credit to incentive fee of $636,000.
Corporate, General and Administrative. Corporate, general and administrative expense increased $1.8 million, or 61.4%, to $4.7 million during the 2020 quarter compared to the 2019 quarter. The increase was primarily attributable to $1.7 million of legal and professional fees, $316,000 of reimbursed operating expenses of Ashford Securities paid by Ashford Trust and other miscellaneous expenses of $46,000, partially offset by lower public company costs of $229,000.
Gain (Loss) on Sale of Assets and Hotel Properties. Gain (Loss) on sale of assets and hotel properties changed $334,000 from a gain of $328,000 in the 2019 quarter to a loss of $6,000 in the 2020 quarter.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities decreased $788,000, or 90.9% to $79,000 during the 2020 quarter compared to the 2019 quarter. The 2020 quarter included equity in loss of $79,000 from OpenKey. The 2019 quarter included equity in loss of $767,000 from Ashford Inc. and $100,000 from OpenKey.
Interest Income. Interest income was $41,000 and $785,000 for the 2020 quarter and the 2019 quarter, respectively.
Other Income (Expense). Other expense increased $2.8 million, or 831.7%, to $3.1 million during the 2020 quarter compared to the 2019 quarter. In the 2020 quarter, we recorded other expense of $271,000 related to CMBX premiums and interest paid on collateral and a realized loss of $3.0 million on interest rate floors. These expenses were partially offset by other income of $118,000 and a realized gain on marketable securities of $4,000. In the 2019 quarter, we recorded other expense of $271,000 related to CMBX premiums and interest paid on collateral and a realized loss of $225,000 on interest rate floors. These expenses were partially offset by dividend income of $74,000, other income of $65,000 and a realized gain on marketable securities of $19,000.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $20.1 million, or 29.6%, to $88.1 million during the 2020 quarter compared to the 2019 quarter. The increase is due to accruals for additional default interest and late payment charges totaling $43.6 million. These increases were partially offset by lower interest expense and amortization of loan costs of $22.6 million at our comparable hotel properties primarily due to lower LIBOR rates and $926,000 from our Hotel Dispositions. The average LIBOR rates in the 2020 quarter and the 2019 quarter were 0.35% and 2.44%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $1.8 million to $1.9 million in the 2020 quarter compared to the 2019 quarter. In the 2020 quarter, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments were $336,000 and fees paid to Lismore were $1.6 million, totaling $1.9 million. In the 2019 quarter, we incurred other costs of $90,000.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain on marketable securities was $479,000 in the 2020 quarter and $598,000 in the 2019 quarter, which are based on changes in closing market prices during the quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives decreased $1.3 million, or 87.0%, to $192,000 in the 2020 quarter compared to the 2019 quarter. In the 2020 quarter, we recognized unrealized gains of $3.4 million on interest rate floors of which $3.0 million is associated with the recognition of realized losses from the expiration of interest rate floors, partially offset by an unrealized loss of $3.2 million from CMBX tranches and $19,000 associated with interest rate caps. In the 2019 quarter, we recognized unrealized gains of $2.1 million from interest rate floors and $225,000 associated with the recognition of realized losses from the expiration of interest rate floors, partially offset by an unrealized loss of $393,000 from CMBX tranches and $472,000 associated with interest rate caps. The fair value of interest rate floors and interest rate caps are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $5.9 million, from income tax expense of $3.7 million in the 2019 quarter to an income tax benefit of $2.2 million in the 2020 quarter. This change was primarily due to a decrease in the profitability of our TRS entities in the 2020 quarter compared to the 2019 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities were allocated a loss of $120,000 and income of $14,000 in the 2020 quarter and the 2019 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net loss attributable to redeemable noncontrolling interests in operating partnership increased $32.3 million, from $5.1 million in the 2019 quarter to $37.4 million in the 2020 quarter. Redeemable noncontrolling interests represented ownership interests of 14.79% and 15.88% in the operating partnership at June 30, 2020 and 2019, respectively.
Comparison of the Six Months Ended June 30, 2020 and 2019
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $234.5 million from $54.3 million for the six months ended June 30, 2019 (the “2019 period”) to $288.8 million for the six months ended June 30, 2020 (the “2020 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $355.4 million, or 58.4%, to $253.2 million in the 2020 period compared to the 2019 period. This decrease is attributable to lower rooms revenue of $334.3 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $13.4 million from our Hotel Dispositions and $7.8 million from our Hotel Acquisitions. Our comparable hotel properties experienced an decrease of 11.0% in room rates and a decrease of 4,039 basis points in occupancy.
Food and beverage revenue decreased $79.2 million, or 61.7%, to $49.1 million in the 2020 period compared to the 2019 period. This decrease is attributable to lower food and beverage revenue of $76.5 million at our comparable hotel properties as a result of the COVID-19 pandemic and WorldQuest, $2.5 million from our Hotel Dispositions and $279,000 from our Hotel Acquisitions.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, decreased $13.2 million, or 38.0%, to $21.5 million in the 2020 period compared to the 2019 period. This decrease is attributable to lower other revenue of $12.8 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $595,000 from our Hotel Dispositions and lower business interruption revenue of $91,000, partially offset by higher other revenue of $326,000 from our Hotel Acquisitions. In the 2019 period, we received $91,000 of business interruption income related to SpringHill Suites

BWI Hotel. No business interruption income was recorded in the 2020 period. Other non-hotel revenue decreased $1.1 million, or 52.3%, to $1.0 million in the 2020 period.
Hotel Operating Expenses. Hotel operating expenses decreased $211.9 million, or 44.1%, to $268.3 million in the 2020 period compared to the 2019 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $115.4 million in the 2020 period compared to the 2019 period, which was comprised of a decrease of $108.7 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $4.5 million from our Hotel Dispositions and $2.1 million from our Hotel Acquisitions. Direct expenses were 33.4% of total hotel revenue for 2020 and 29.0% for the 2019 period. Indirect expenses and management fees decreased $96.5 million in the 2020 period compared to the 2019 period, which was comprised of a decrease of $88.8 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $6.2 million from our Hotel Dispositions and $1.5 million from our Hotel Acquisitions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $987,000 or 2.3%, to $41.2 million in the 2020 period compared to the 2019 period, which was primarily due to an decrease of $1.1 million from our Hotel Dispositions and $664,000 at our comparable hotel properties, partially offset by an increase of $236,000 from our Hotel Acquisitions and the receipt of a property tax refund of $590,000 in the 2019 period.
Depreciation and Amortization. Depreciation and amortization decreased $3.3 million or 2.5%, to $131.4 million in the 2020 period compared to the 2019 period, which was primarily due to $2.6 million from our Hotel Dispositions, $662,000 from our Hotel Acquisitions and $28,000 at our comparable hotel properties and WorldQuest.
Impairment Charges. Impairment charges increased $48.7 million, or 745.2%, to $55.2 million in the 2020 period compared to the 2019 period. In the first quarter of 2020 we recorded an impairment charge of $27.6 million that was comprised of $13.9 million at the Columbus Hampton Inn Easton, $10.0 million at the Canonsburg Homewood Suites Pittsburgh Southpointe and $3.7 million at the Phoenix Hampton Inn Airport North as a result of reduced estimated cash flows resulting from the COVID-19 pandemic and changes to the expected holding periods of these hotel properties. In the second quarter we recorded an impairment charge of $27.6 million. On July 9, 2020, the non-recourse mortgage loan secured by eight hotel properties matured. The lender has provided notice of UCC sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. As a result, as of June 30, 2020, the estimated fair value of each hotel property was compared to its carrying value. The impairment charge was comprised of $1.7 million at the Columbus Hampton Inn Easton, $1.8 million at the Canonsburg Homewood Suites Pittsburgh Southpointe, $9.5 million at the Billerica Courtyard, $6.1 million at the Wichita Courtyard, $3.0 million at the Washington Hampton Inn Pittsburgh Meadow Lands, $3.0 million at the Pittsburgh Hampton Inn Waterfront West Homestead and $2.4 million at the Stillwater Residence Inn. We recorded an impairment charge of $6.5 million in the 2019 period, which was comprised of $5.1 million at the Courtyard Savannah Downtown and $1.4 million at the Wisconsin Dells Hilton Garden Inn.
Advisory Services Fee. Advisory services fee decreased $7.1 million, or 21.7%, to $25.5 million in the 2020 period compared to the 2019 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2020 period, the advisory services fee was comprised of a base advisory fee of $17.5 million, equity-based compensation of $4.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., which is inclusive of a $1.9 million credit related to PSU forfeitures, and reimbursable expenses of $3.4 million. In the 2019 period, the advisory services fee was comprised of a base advisory fee of $18.4 million, equity-based compensation of $8.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $5.4 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $2.7 million, or 48.6%, to $8.2 million in the 2020 period compared to the 2019 period. The increase was primarily attributable to higher legal and professional fees of $2.0 million and $1.0 of reimbursed operating expenses of Ashford Securities paid by Ashford Trust, partially offset by lower public company costs of $174,000 and $172,000 of other miscellaneous expenses.
Gain (Loss) on Sale of Assets and Hotel Properties. Gain on sale of assets and hotel properties was $3.6 million and $561,000 in the 2020 and 2019 periods, respectively. The gain in the 2020 period of $3.6 million was related to the sale of the Annapolis Crowne Plaza. The gain in the 2019 period was related to the sale of assets at the Santa Fe La Posada, Hilton Santa Cruz/Scotts Valley and the Embassy Suites New York Manhattan Times Square related to ERFP.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities decreased $1.8 million, or 91.8%, to $158,000 in the 2020 period compared to the 2019 period. The 2020 period included equity in loss of $158,000 from OpenKey. The 2019 period included equity in loss of $1.7 million from Ashford Inc. and $216,000 from OpenKey.
Interest Income. Interest income was $652,000 and $1.6 million for the 2020 period and the 2019 period, respectively.

Other Income (Expense). Other expense increased $973,000, or 148.8%, to $1.6 million in the 2020 period compared to the 2019 period. In the 2020 period, we recorded expense of $540,000 from CMBX premiums and interest paid on collateral, a realized loss of $3.2 million on interest rate floors and other expense of $2,000. These expenses were partially offset by a realized gain of $2.1 million on sale of marketable securities and dividend income of $31,000. In the 2019 period, we recorded other expense of $537,000 related to CMBX premiums and interest paid on collateral and a realized loss of $388,000 on interest rate floors. These expenses were partially offset by dividend income of $121,000, other income of $134,000 and realized gain on marketable securities of $16,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $11.0 million, or 8.2%, to $145.2 million in the 2020 period compared to the 2019 period. The increase is primarily due to $2.5 million from our Hotel Acquisitions and accruals for additional default interest and late payment charges totaling $43.6 million. These increases were partially offset by decreases of $33.3 million at our comparable hotel properties due to lower LIBOR rates and lower interest expense and amortization of loan costs of $1.8 million from our Hotel Dispositions. The average LIBOR rates in the 2020 period and the 2019 period were 0.89% and 2.47%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $122,000 to $2.0 million in the 2020 period compared to the 2019 period. In the 2020 period, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments were $336,000 and fees paid to Lismore were $1.6 million, totaling $1.9 million. We also wrote-off unamortized loan costs of $47,000 and incurred other costs of $48,000 as a result of a loan refinance. In the 2019 period, we wrote off $2.1 million of loan costs related to a refinanced mortgage loan and incurred other costs of $90,000.
Unrealized Gain (Loss) on Marketable Securities. We recorded a $998,000 unrealized loss on marketable securities in the 2020 period and a $1.4 million unrealized gain on marketable securities in the 2019 period, which are based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives changed $6.1 million from an unrealized loss of $1.5 million in the 2019 period to an unrealized gain of $4.6 million in the 2020 period. In the 2020 period, we recognized unrealized gains of $696,000 related to CMBX tranches, $4.0 million from interest rate floors of which $3.2 million is associated with the recognition of realized losses from the expiration of interest rate floors, partially offset by an unrealized loss of $70,000 associated with interest rate caps. In the 2019 period, we recognized an unrealized loss of $2.7 million from CMBX tranches and $1.1 million associated with interest rate caps, partially offset by unrealized gains of $1.9 million from interest rate floors and $388,000 associated with the recognition of realized losses from the expiration of interest rate floors. The fair value of interest rate floors and interest rate caps are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $5.2 million, from income tax expense of $3.3 million in the 2019 period to an income tax benefit of $1.9 million in the 2020 period. This change was primarily due to a decrease in the profitability of our TRS entities in the 2020 period compared to the 2019 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated losses of $168,000 and $12,000 in the 2020 and 2019 periods, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $55.0 million and $13.7 million in the 2020 and 2019 periods, respectively. Redeemable noncontrolling interests represented ownership interests of 14.79% and 15.88% in the operating partnership at June 30, 2020 and 2019, respectively.
LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remain operational. As of June 30, 2020 operations at five of the Company’s hotels remain temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, the Company suspended the quarterly cash dividend on its common shares for the first and second quarters of 2020 and likely for all of 2020, suspended quarterly cash dividend on its preferred stock for the second quarter, reduced planned capital expenditures, and working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business.
Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The lenders who hold the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million mortgage loan) and the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) have each sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million mortgage loan), the lender for our Rockbridge Portfolio ($144.2 million mortgage loan), which is an eight hotel portfolio, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million mortgage loan), have each sent to us a notice of UCC sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. On July 16, 2020, we reached a forbearance agreement with our lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of our hotels. The forbearance agreement allows the Company to defer interest payments for six months in exchange for the Company’s agreement to a repayment schedule of the deferred interest payments. In the aggregate, including the Highland Pool loan, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $1.1 billion out of approximately $4.1 billion in property level debt outstanding as of June 30, 2020. Additionally, certain of the Company's hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company will default on some or all of the ground leases within the next twelve months.
As of June 30, 2020, the Company held cash and cash equivalents of $165.5 million and restricted cash of $95.3 million. During the three months ended June 30, 2020, we utilized cash, cash equivalents and restricted cash of $106.2 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties, and we continue to negotiate forbearance agreements with our lenders. Additionally as discussed above we have received various acceleration notices and UCC sale notices from our lenders. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. All of these items create uncertainty surrounding future cash flows. As a result of these uncertainties, management cannot reasonably estimate how long the Company's current cash, cash equivalents and restricted cash will last, but if our cash utilization going forward is consistent with the second quarter of 2020 and we do not raise additional capital, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreements will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could transfer the hotels securing the mortgage loans to the respective lenders.

The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:

•	as of July 31, 2020, the Company has temporarily suspended operations at four hotel properties. The Company’s remaining 112 hotel properties are open and operating;

•	the Company has significantly reduced its planned spending for capital expenditures for the fiscal year to a range of $30-$50 million;

•	the Company has suspended its common dividend conserving approximately $7 million per quarter;

•	the Company has suspended its preferred stock dividends conserving approximately $10.6 million per quarter;

•
the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses resulting in an approximate 25% reduction in corporate, general and administrative and reimbursable expenses and will continue to take all necessary additional actions to preserve capital and liquidity;

•
the Company ended the quarter with cash and cash equivalents of $165.5 million and restricted cash of $95.3 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $12.9 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs; and

•
the Company has partnered with local government agencies, medical staffing organizations, and hotel brands to support COVID-19 response efforts. To date, through various initiatives, 86 Ashford Trust hotels have provided temporary lodging for first responders, health care professionals, and other community residents impacted by the pandemic.

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
Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. These cash trap provisions have been triggered on nearly all of our mortgage loans containing cash trap provisions.
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
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2020 pursuant to the Repurchase Program.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. No shares were issued during the three and six months ended June 30, 2020. As of June 30, 2020, we have issued approximately 2.4 million shares of our common stock for gross proceeds of approximately $15.5 million leaving approximately $84.5 million available under the program.
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
On July 20, 2020, the Company filed the Form S-4. The Company is offering to exchange any and all of the outstanding shares of the following series of its preferred stock (8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock) for, at the election of each holder, consideration in the form of cash or shares of Company common stock.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(64.8) million and $92.3 million for the six months ended June 30, 2020 and 2019, respectively. Cash flows provided by/used in operations were impacted by the COVID-19 pandemic, changes in hotel operations, our hotel acquisitions in 2019, our hotel dispositions in 2019 and 2020 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2020, net cash flows used in investing activities were $25.0 million. Cash outflows primarily consisted of $29.8 million for capital improvements made to various hotel properties, partially offset by cash inflows of $4.7 million from proceeds received from the sale of the Crowne Plaza Annapolis.
For the six months ended June 30, 2019, net cash flows used in investing activities were $277.8 million. Cash outflows primarily consisted of $81.5 million for capital improvements made to various hotel properties and $213.1 million primarily for the acquisitions of the Hilton Santa Cruz/Scotts Valley and Embassy Suites New York Manhattan Times Square. Cash outflows were partially offset by $13.1 million from proceeds received from the sale of FF&E for ERFP and $4.0 million of proceeds from a franchise agreement extension.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2020, net cash flows used in financing activities were $47.7 million. Cash outflows were $96.3 million for repayments of indebtedness, $28.6 million for dividend payments to common and preferred stockholders and unitholders and $10.3 million for payments of loan costs and exit fees, partially offset by cash inflows of $88.0 million from borrowings on indebtedness.
For the six months ended June 30, 2019, net cash flows provided by financing activities were $146.2 million. Cash inflows primarily consisted of $388.7 million of borrowings on indebtedness. Cash inflows were partially offset by cash outflows of $181.2 million for repayments of indebtedness, $50.3 million for dividend payments to common and preferred stockholders and unitholders, $9.1 million for payments of loan costs and exit fees, $906,000 for the repurchase of common stock and $1.0 million of payments for derivatives.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The lenders who hold the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million mortgage loan) and the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) have each sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million mortgage loan), the lender for our Rockbridge Portfolio ($144.2 million mortgage loan), which is an eight hotel portfolio, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million mortgage loan), have each sent to us a notice of UCC sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. On July 16, 2020, we reached a forbearance agreement with our lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of our hotels. The forbearance agreement allows the Company to defer interest payments for six months in exchange for the Company’s agreement to a repayment schedule of the deferred interest payments. In the aggregate, including the Highland Pool loan, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of $1.1 billion out of $4.1 billion in property level debt outstanding as of June 30, 2020.
In addition, the senior lenders and mezzanine lenders who hold notes secured by the Embassy Suites New York Manhattan Times Square are parties to a guaranty with a third party, which guaranty the mezzanine lenders can call upon to make payment of up to $20 million now that the mezzanine loans have been accelerated. As of June 30, 2020, the principal and accrued interest amount of the notes currently held by the senior lenders, senior mezzanine lenders and junior mezzanine lenders is approximately $111.7 million, $27.4 million and $10.5 million, respectively. If the lenders call upon the guaranty, and the third party guarantor makes payments under the guaranty, the guarantor has the right to require us to reimburse them for the amount paid under the guaranty. If we do not reimburse the guarantor, the guarantor will have the option to purchase the equity in the entity which owns the Embassy Suites New York Manhattan Times Square hotel for $1.
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
Based on our current level of operations, we do not expect that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes. With respect to upcoming maturities, no assurances can be given that we will be able to refinance our 2020 final debt maturities. Additionally, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy or may result in lender foreclosure.
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
Dividend Policy. In December 2019, the board of directors approved our 2020 dividend policy which stated our then-expectation to pay a quarterly dividend payment of $0.06 per share for 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends. On March 16, 2020, the Company and its board of directors announced a suspension of its previously disclosed 2020 common stock dividend policy. The Company did not pay a dividend on its common stock for the first and second quarters ended March 31, 2020 and June 30, 2020 and does not currently expect to pay dividends on its common stock for the foreseeable future. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as the COVID-19 pandemic and government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter to enable us to make quarterly distributions to maintain our REIT status due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand, borrowings and common stock to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
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
CONTRACTUAL OBLIGATIONS
Beginning April 1, 2020 we did not make principal or interest payments under nearly all of our mortgage loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. The lenders who hold the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million mortgage loan) and the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) have each sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million mortgage loan), the lender for our Rockbridge Portfolio ($144.2 million mortgage loan), which is an eight hotel portfolio, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million mortgage loan), have each sent to us a notice of UCC sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. As of July 31, 2020, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $1.1 billion out of approximately $4.1 billion in property level debt outstanding as of June 30, 2020.
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
We then further adjust EBITDAre to exclude certain additional items such as gain/loss on insurance settlements, write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, dead deal costs, advisory services incentive fees and non-cash items such as amortization of unfavorable contract liabilities, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(242,086)	$(21,352)	$(344,006)	$(67,974)
Interest expense and amortization of premiums and loan costs, net	88,082	67,987	145,167	134,153
Depreciation and amortization	65,016	67,511	131,366	134,689
Income tax expense (benefit)	(2,188)	3,706	(1,885)	3,301
Equity in (earnings) loss of unconsolidated entities	79	867	158	1,930
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	—	1,703	—	3,577
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(78)	(94)	(156)	(209)
EBITDA	(91,175)	120,328	(69,356)	209,467
Impairment charges on real estate	27,605	6,533	55,218	6,533
(Gain) loss on sale of assets and hotel properties	6	(328)	(3,617)	(561)
EBITDAre	(63,564)	126,533	(17,755)	215,439
Amortization of unfavorable contract liabilities	59	117	108	78
(Gain) loss on insurance settlements	(148)	—	(148)	(36)
Write-off of premiums, loan costs and exit fees	1,935	90	2,030	2,152
Other (income) expense, net	3,150	413	1,659	775
Transaction and conversion costs	1,794	240	2,535	686
Legal, advisory and settlement costs	40	1,399	185	1,816
Unrealized (gain) loss on marketable securities	(479)	(598)	998	(1,406)
Unrealized (gain) loss on derivatives	(192)	(1,476)	(4,614)	1,518
Dead deal costs	16	18	117	50
Non-cash stock/unit-based compensation	841	5,368	5,747	9,958
Advisory services incentive fee	—	(636)	—	—
Company’s portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	—	618	—	1,531
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	3	14	9	35
Adjusted EBITDAre	$(56,545)	$132,100	$(9,129)	$232,596

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
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(242,086)	$(21,352)	$(344,006)	$(67,974)
(Income) loss attributable to noncontrolling interest in consolidated entities	120	(14)	168	12
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	37,350	5,084	55,021	13,663
Preferred dividends	(10,644)	(10,644)	(21,288)	(21,288)
Net income (loss) attributable to common stockholders	(215,260)	(26,926)	(310,105)	(75,587)
Depreciation and amortization of real estate	64,970	67,452	131,268	134,573
(Gain) loss on sale of assets and hotel properties	6	(328)	(3,617)	(561)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(37,350)	(5,084)	(55,021)	(13,663)
Equity in (earnings) loss of unconsolidated entities	79	867	158	1,930
Impairment charges on real estate	27,605	6,533	55,218	6,533
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	—	(767)	—	(1,402)
Company’s portion of FFO of unconsolidated entities (OpenKey)	(79)	(96)	(158)	(196)
FFO available to common stockholders and OP unitholders	(160,029)	41,651	(182,257)	51,627
Write-off of premiums, loan costs and exit fees	1,935	90	2,030	2,152
(Gain) loss on insurance settlements	(148)	—	(148)	(36)
Other (income) expense, net	3,150	413	1,659	775
Transaction and conversion costs	1,794	240	2,535	686
Legal, advisory and settlement costs	40	1,399	185	1,816
Unrealized (gain) loss on marketable securities	(479)	(598)	998	(1,406)
Unrealized (gain) loss on derivatives	(192)	(1,476)	(4,614)	1,518
Dead deal costs	16	18	117	50
Non-cash stock/unit-based compensation	841	5,368	5,747	9,958
Amortization of loan costs	3,536	7,606	10,116	14,862
Advisory services incentive fee	—	(636)	—	—
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	—	2,198	—	4,640
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	3	15	9	37
Adjusted FFO available to common stockholders and OP unitholders	$(149,533)	$56,288	$(163,623)	$86,679

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of June 30, 2020:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Embassy Suites	New York, NY	Full service	310	100	310
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hilton	Ft. Worth, TX	Full service	294	100	294
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Hampton Inn	Phoenix, AZ	Select service	106	100	106
Hampton Inn - Waterfront	Pittsburgh, PA	Select service	113	100	113
Hampton Inn - Washington	Pittsburgh, PA	Select service	103	100	103
Hampton Inn	Columbus, OH	Select service	145	100	145
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Louisville, KY	Select service	150	100	150
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Ft. Lauderdale, FL	Select service	174	100	174
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Courtyard by Marriott	Wichita, KS	Select service	128	100	128
Courtyard by Marriott - Billerica	Boston, MA	Select service	210	100	210
Homewood Suites	Pittsburgh, PA	Select service	148	100	148
Marriott Residence Inn	Lake Buena Vista, FL	Select service	210	100	210
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
Marriott Residence Inn	Stillwater, OK	Select service	101	100	101
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
W	Minneapolis, MN	Full service	229	100	229
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160
Renaissance (3)	Palm Springs, CA	Full service	410	100	410
Total			24,746		24,719
________

(1)	The ground lease expires in 2084.

(2)
The Company entered into a new franchise agreement with Marriott to convert the Crowne Plaza La Concha Key West Hotel in Key West, Florida to an Autograph Collection property. The agreement with Marriott calls for the Hotel to be converted to an Autograph property by July 1, 2022.

(3)	The ground lease expires in 2059 with one 25-year extension option.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At June 30, 2020, our total indebtedness of $4.1 billion included $3.8 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2020 would be approximately $9.4 million annually. Interest rate changes have no impact on the remaining $359.1 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2020, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $3.4 million at June 30, 2020.
We hold interest rate floors with notional amounts totaling $5.0 billion and strike rates ranging from (0.25)% to 1.25%. Our total exposure is capped at our initial upfront costs totaling $6.4 million. These instruments have termination dates ranging from July 2020 to November 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020 (the “Evaluation Date”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of June 30, 2020, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”), and the appeal is still pending. By Order dated May 7, 2020, the Second Department referred the matter for mandatory mediation. The parties participated in mediation on June 22, 2020, however, they were not able to arrive at mutually acceptable settlement terms. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages. The plaintiffs filed an application for damages on August 28, 2019. The defendants filed their opposition to the plaintiffs’ application for damages on October 11, 2019. The plaintiffs filed their reply on October 25, 2019. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If, however, the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus attorneys’ fees. As of June 30, 2020, no amounts have been accrued.
In June 2020, each of the Ashford Companies received an administrative subpoena from the SEC. The administrative subpoena requests the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. The Company is responding to the administrative subpoena.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC, as supplemented by our Current Report on Form 8-K filed May 8, 2020, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our Current Report on Form 8-K filed May 8, 2020.
The outbreak of COVID-19 has and will continue to significantly reduce our occupancy rates and RevPAR.
Our business has been and will continue to be materially adversely affected by the impact of, and the public concern about, a pandemic disease. In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses, including in every state in the United States. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR reduction associated with COVID-19 to continue as we are recording significant reservation cancellations as well as a significant reduction in new reservations. The continued outbreak of the virus in the U.S. has and will continue to further reduce travel and demand at our hotels. The prolonged occurrence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel or other market impacts. The hotel industry and our portfolio have and we expect will continue to experience the postponement or cancellation of a significant number of business conferences and similar events. At this time those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. In addition, even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19.
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
Nearly all of the Company’s properties are pledged as collateral for a variety of loans. On or about March 17, 2020, we sent notice to all of our lenders notifying such lenders that the spread of COVID-19 was having a significant negative impact on the travel and hospitality industry and that our hotels were experiencing a severe decrease in revenue, resulting in a negative impact on cash flow. While our loan agreements do not contain forbearance rights, we requested a modification to the terms of the loans. Specifically, we requested that for a period of time, shortfalls in debt service payments accrue without penalty and all extension options be deemed granted notwithstanding the existence of any debt service payment accruals. Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The lenders who hold the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million mortgage loan) and the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) have each sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million mortgage loan), the lender for our Rockbridge Portfolio ($144.2 million mortgage loan), which is an eight hotel portfolio, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million mortgage loan), have each sent to us a notice of UCC sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. On July 16, 2020, we reached a forbearance agreement with our lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of our hotels. The forbearance agreement allows the Company to defer interest payments for six months in exchange for the Company’s agreement to a repayment schedule. In the aggregate, including the Highland Pool loan, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $1.1 billion out of approximately $4.1 billion in property level debt outstanding as of June 30, 2020. We cannot predict the likelihood that the remaining forbearance agreement discussions will be successful. If we are unsuccessful in negotiating these forbearance agreements, the lenders could potentially foreclose on our hotels. In addition, the senior lenders and mezzanine lenders who hold notes secured by the Embassy Suites New York Manhattan Times Square are parties to a guaranty with a third party, which guaranty the mezzanine lenders can call upon to make payment of up to $20 million now that the mezzanine loans have been accelerated. As of June 30, 2020, the principal and accrued interest amount of the notes currently held by the senior lenders, senior mezzanine lenders and junior mezzanine lenders is approximately $111.7 million, $27.4 million and $10.5 million, respectively. If the lenders call upon the guaranty, and the third party guarantor makes payments under the guaranty, the guarantor has the right to require us to reimburse them for the amount paid under the guaranty. If we do not reimburse the guarantor, the guarantor will have the option to purchase the equity in the entity which owns the Embassy Suites New York Manhattan Times Square hotel for $1. If the guarantor exercises this call option, we will no longer own the Embassy Suites New York Manhattan Times Square. A foreclosure or exercise of the call option may also result in reputational risks with lenders that could make it more difficult, or more costly, to obtain loans in the future.
Any such Event of Default, acceleration of payments, or foreclosure of our assets could have a material adverse effect on our financial condition, results of operations and cash flows and ability to continue to operate or make distributions to our stockholders in the future. In addition, an Event of Default could trigger a termination fee under the advisory agreement with Ashford Inc. An Event of Default could significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets. It is also possible that we could become involved in litigation related to matters concerning the defaulted loans, and such litigation could result in significant costs to us.
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
The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the normal course of business. As a result of the factors described above under “The outbreak of COVID-19 has and will continue to significantly impact our occupancy rates and RevPAR,” our notes to our financial statements include a qualification as to a substantial doubt about our ability to continue as a going concern over the next twelve months. As a result of the continued suspension of operations at some of our hotels and the severe decline in revenues resulting from the COVID-19 pandemic, beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan agreement. Additionally, the lenders who hold the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million mortgage loan) and the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) have each sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million mortgage loan), the lender for our Rockbridge Portfolio ($144.2 million mortgage loan), which is an eight hotel portfolio, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million mortgage loan), have each sent to us a notice of UCC sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. At this time, we are currently in the process of negotiating forbearance agreements with our lenders. Any forbearance agreement may lead to increased costs, increased interest rates, additional restrictive covenants and other lender protections and there can be no assurance that we will be successful in modifying such terms. If we are unsuccessful in negotiating forbearance agreements with our lenders, this could lead to the potential acceleration of amounts due under our loan agreements, which would adversely affect our financial condition and liquidity. The foregoing raises substantial doubt about our ability to continue as a going concern. The substantial doubt about our ability to continue as a going concern may negatively affect the price of our preferred or common stock and may make it challenging for us to issue additional debt on favorable terms to the extent necessary or desirable to increase our liquidity.
We are dependent on the services provided by our advisor, Ashford Inc., and there is a substantial doubt about our advisor’s ability to continue as a going concern.
We have no employees. Our appointed officers are provided by our advisor, and employees of our advisor perform various services pursuant to the advisory agreement that enable us to run our business, including acquisition, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and other corporate management services and functions. Our advisor has publicly disclosed that it had a negative $29.0 million working capital position as of March 31, 2020 and that, as a result of the effect of the COVID-19 pandemic on our advisor’s business and its financial condition, there is a substantial doubt about our advisor’s ability to continue as a going concern. If as a result of our advisor’s financial condition the level or quality of the services our advisor provides were materially to decline, it would impair our business and potentially lead to disputes with our advisor. If our advisor were to suffer certain insolvency events (including by declaring bankruptcy), we would be permitted to terminate our advisory agreement without payment of a termination fee to our advisor, but entering into an advisory arrangement with a replacement advisor would be highly disruptive to our operations and would likely have a material adverse effect on our ability to operate our business.
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
We did not pay dividends on our common or preferred stock in the second quarter of 2020 and do not expect to pay dividends on our common or preferred stock for the foreseeable future.
We did not pay dividends on our common or preferred stock in the second quarter of 2020, and we do not expect to pay dividends on our common or preferred stock for the foreseeable future, particularly in light of the downturn in our business occasioned by the COVID-19 pandemic and the demands of our property-level lenders, with whom we are currently negotiating forbearance agreements in light of our failure to make interest and principal payments starting in April 2020. Our board of directors decides each quarter whether to pay dividends on our common or preferred stock, based on a variety of factors.
We may become no longer eligible to use Form S-3, which would impair our capital raising activities.
We may become no longer eligible to use Form S-3 as a result of our recent payment defaults under our mortgage loans with our property level lenders, which occurred beginning on April 1, 2020, and our failure to pay dividends to our holders of preferred stock during the second quarter of 2020. If such defaults are not cured by December 31, 2020, we will not be able to use our currently effective Form S-3 to register sales of our securities. In addition, we are currently restricted from filing new shelf registration statements on Form S-3 or filing a post-effective amendment to an existing Form S-3 as a result of our payment defaults. Our existing shelf registration statement on Form S-3 is set to expire September 28, 2020. We have relied on shelf registration statements on Form S-3 for our financings in recent years, and accordingly any such limitations may harm our ability to raise the capital we need. Under these circumstances, if we become ineligible to use our existing Form S-3 again, we will be required to use a registration statement on Form S-11 to register securities with the SEC, which would hinder our ability to act quickly in raising capital to take advantage of market conditions in our capital raising activities and would increase our cost of raising capital.
If we are unable to meet the continued listing criteria, our common stock could be delisted from the NYSE and it could have a substantial effect on our liquidity and results of operations.
On April 17, 2020, we received written notification from the NYSE that the average closing price of our common stock over the prior 30 consecutive trading-day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements, which they acknowledged. On July 15, 2020, we completed a 1-for-10 reverse stock split of our common stock. On August 3, 2020, the NYSE notified the Company that it had cured its non-compliance with the NYSE’s minimum average closing price per share standard because the average closing price of our common stock was above $1.00 per share on July 31, 2020 and for the 30 consecutive trading-day period ending July 31, 2020.
Our common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our common stock trades at an “abnormally low” price. In either case, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. Additionally, our common stock could be delisted if our average global market capitalization over a consecutive 30 trading-day period is less than $50 million and, at the same time, our stockholders’ equity is less than $50 million. In this case, the NYSE would have discretion to provide us with a cure period up to a maximum of 18 months. If any of these were to occur, there is no assurance that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will remain in compliance with the other NYSE continued listing standards.
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
Additionally, under the terms of the ERFP Agreement, we are required on a going forward basis to pay an asset management fee to our advisor, Ashford Inc., with respect to any hotel purchased with money funded pursuant to the ERFP Agreement, even after such hotel is disposed of, including as a result of foreclosure. As a result, if any hotel purchased with funds provided pursuant to the ERFP Agreement is foreclosed upon or otherwise disposed of, including the Embassy Suites New York Manhattan Times Square or the Hilton Scotts Valley hotel in Santa Cruz, California (the property level secured debt of each of which is in default and has been accelerated by lenders), we will still be obligated to pay Ashford Inc. an asset management fee as if we continued to own the hotels. Additionally, we would be required to replace the FF&E we had previously sold to Ashford Inc. in any hotel that was foreclosed upon with new FF&E from a different hotel.
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
Similarly, pursuant to our hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., we pay Remington Hotels monthly base hotel management fees on a per hotel basis equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hotels equal to approximately $14,000 per hotel (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
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
We face risks related to an ongoing Securities and Exchange Commission investigation.
In June 2020, each of the Ashford Companies received an administrative subpoena from the SEC. The administrative subpoena requests the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions.
The Company is responding to the SEC’s request and at this point we are unable to predict what the timing or the outcome of the SEC investigation may be or what, if any, consequences the SEC investigation may have with respect to the Company. However, the SEC investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil and/or criminal penalties or other amounts, and remedies or conditions could be imposed as part of any resolution. We can provide no assurances as to the outcome of the SEC investigation.
Risks Related to the Proposed Exchange Offers
If the Exchange Offers are consummated, the Exchange Offers may not benefit us or our stockholders and will significantly dilute our Common Stock.
On July 20, 2020, the Company filed the Form S-4 related to an offer to exchange any and all of the outstanding shares of its preferred stock for, at the election of each holder, consideration in the form of cash or shares of Company common stock, in accordance with the terms and conditions as described in the Form S-4, as amended from time to time (the “Exchange Offers”). The Exchange Offers may not enhance stockholder value or improve the liquidity and marketability of our common stock. As of July 17, 2020, there were 10,475,085 outstanding shares of common stock and 22,589,393 shares of preferred stock. The recapitalization would significantly increase the number of outstanding shares of common stock. If all of the outstanding common stock available for issuance under the Exchange Offers is issued, there will be approximately 70,111,000 shares of common stock outstanding.
As a result, if the Exchange Offers are consummated, the Exchange Offers may result in an immediate decrease in the market value of the common stock. In addition, factors unrelated to our stock or our business, such as the general perception of the Exchange Offers by the investment community, may cause a decrease in the value of the common stock and impair its liquidity and marketability. Prior performance of the common stock may not be indicative of the performance of the common stock after the Exchange Offers. Furthermore, securities markets worldwide have experienced significant price and volume fluctuations over the last several years. This market volatility, as well as general economic, market or political conditions, could cause a reduction in the market price and liquidity of the common stock following the Exchange Offers, particularly if the Exchange Offers are not viewed favorably by the investment community.
If we are unable to consummate the Exchange Offers, we will consider other restructuring alternatives available to us at that time, which could adversely affect our business and financial position.
If we are not able to complete the Exchange Offers and improve our near-term liquidity, we will consider other restructuring alternatives available to us at that time. Those alternatives may include, but are not limited to, (i) the transfer of certain of our assets to our lenders to fulfill our obligations, (ii) the sale of profitable assets, (iii) a corporate restructuring and recapitalization, which could include (a) a distribution or spin-off of profitable assets, (b) alternative offers to exchange our outstanding securities and debt obligations, (c) the incurrence of additional debt and (d) obtaining additional equity capital on terms that may be onerous or highly dilutive, (iv) joint ventures or (v) seeking relief through the commencement of a Chapter 11 proceeding or otherwise under the U.S. Bankruptcy Code, including (a) pursuing a plan of reorganization that we would seek to confirm (or “cram down”) despite any class of creditors who reject or are deemed to have rejected such plan, (b) seeking bankruptcy court approval for the sale of some, most or all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code and subsequent liquidation of the remaining assets in the bankruptcy case or (c) seeking another form of bankruptcy relief, all of which would involve uncertainties, potential delays and litigation risks.
Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. There can be no assurance that any such alternative will be pursued or accomplished. We may not be able to engage in any of these activities or engage in any of these activities on desirable terms, which could result in a default on our debt obligations.
Under our advisory agreement, a sale or disposition of hotels - for example, in sales, foreclosures or other dispositions - would constitute a “change of control” under our advisory agreement with our advisor Ashford Inc., enabling our advisor to terminate the advisory agreement, if such dispositions collectively constitute either (1) 20% of the gross book value of the Company’s assets in any calendar year or (2) 30% of the gross book value of the Company’s assets over any three-year period. In that event, we would be required to pay a termination fee equal to: (i) 1.1 multiplied by the greater of (a) 12 times the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; (b) the earnings multiple (calculated as our advisor’s total enterprise value on the trading day immediately preceding the day the termination notice is given to our advisor divided by our advisor’s most recently reported adjusted EBITDA) for our advisor’s common stock for the 12 month period preceding the termination date of the advisory agreement multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; or (c) the simple average of the earnings multiples for each of the three fiscal years preceding the termination of the advisory agreement (calculated as our advisor’s total enterprise value on the last trading day of each of the three preceding fiscal years divided by, in each case, our advisor’s adjusted EBITDA for the same periods), multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; plus (ii) an additional amount such that the total net amount received by our advisor after the reduction by state and U.S. federal income taxes at an assumed combined rate of 40% on the sum of the amounts described in (i) and (ii) shall equal the amount described in (i). In the event we become obligated to pay the termination fee, it is very likely we will not have the financial resources to be able to do so. Moreover, our advisor is entitled to set off, take and apply any of our money on deposit in any of our bank, brokerage or similar accounts (all of which are controlled by, and in the name of, our advisor) to amounts we owe to our advisor - including amounts we would owe to the advisor in respect of the termination fee, and in certain circumstances permits our advisor to escrow any money in such accounts into a termination fee escrow account (to which we would not have access) even prior to the time that the termination fee is payable.
If a protracted and non-orderly restructuring or reorganization were to occur, there is a risk that the ability of the holders of our preferred stock to recover their investments would be substantially delayed and more impaired than under the proposed Exchange Offers. Any alternative we pursue, whether in or out of court, may take substantially longer to consummate than the Exchange Offers. A protracted financial restructuring could disrupt our business and would divert the attention of our management from the operation of our business and implementation of our business plan. It is possible that such a prolonged financial restructuring or bankruptcy proceeding would cause us to lose many of our key officers. Such losses of key officers would likely make it difficult for us to complete a financial restructuring and may make it less likely that we will be able to continue as a viable business.
The uncertainty surrounding a prolonged financial restructuring could also have other adverse effects on us. For example, it could also adversely affect:
•our ability to raise additional capital;
•our ability to capitalize on business opportunities and react to competitive pressures;
•our ability to attract and retain employees;
•our liquidity;
•how our business is viewed by investors, lenders, strategic partners or customers; and
•our enterprise value.
We may choose to waive any of the conditions of the Exchange Offers that we are permitted by law to waive.
The consummation of the Exchange Offer for each series of our preferred stock is subject to, and conditioned upon, the satisfaction or waiver of the conditions discussed in the Form S-4. These conditions are for our sole benefit and may be asserted by us with respect to all or any portion of the Exchange Offers regardless of the circumstances, including any action or inaction by us, giving rise to the condition. These conditions may be waived by us in whole or in part at any time or from time to time in our sole discretion, in accordance with law. Accordingly, we may elect to waive certain conditions to allow an Exchange Offer to close, notwithstanding the fact that one or more conditions may not have been satisfied.
The Exchange Offers may be terminated, cancelled or delayed.
We reserve the right, notwithstanding the satisfaction of these conditions, to terminate or amend the Exchange Offers. Even if any or all of the Exchange Offers are completed, each of the Exchange Offers may not be completed on the schedule described in the Form S-4. The Exchange Offers may be delayed by a waiver of any of the conditions of the Exchange Offers. Accordingly, the holders of our preferred stock participating in the Exchange Offer may have to wait longer than expected to receive their consideration.
One or more of the Exchange Offers may not be consummated and therefore shares of one or more of our series of preferred stock may remain outstanding and continue to have dividend and liquidation rights that are senior to our common stock.
Each of the Exchange Offers is subject to conditions that may or may not be satisfied or waived. Therefore, it is possible that some of the Exchange Offers may be consummated while others may not. If one or more of the Exchange Offers does not close, shares of our preferred stock will remain outstanding. Holders of our preferred stock have certain rights that holders of our common stock do not. These include rights to dividends in priority to dividends on our common stock and a right to receive, upon a liquidation of the Company, a preference amount out of the assets available for distribution to stockholders before any distribution can be made to holders of our common stock. If we were to file for bankruptcy, holders of our shares of preferred stock that remain outstanding would have a claim in bankruptcy that is senior to any claim holders of our common stock would have. In addition, if shares of our preferred stock remain outstanding after one or more of the

Exchange Offers close, we may determine in the future to offer to exchange or repurchase shares of our then outstanding preferred stock on terms that are more favorable than the terms of the Exchange Offers.
If tendering holders of our preferred stock are required to return their consideration because a court determines that the Exchange Offers constituted a fraudulent transfer under federal or state laws, or, with respect to the cash consideration, an unlawful distribution under the Maryland General Corporation Law, the recapitalization will not be completed.
A payment or transfer of property can subsequently be voided if a court finds that the payment or transfer constituted a “fraudulent” transfer. There are generally two standards used by courts to determine whether a transfer was fraudulent under federal or state law.

•	First, a transfer will be deemed fraudulent if it was made with the actual intent to hinder, delay or defraud current or future creditors.

•
Second, a transfer will be considered fraudulent if the transferor received less than reasonably equivalent value in exchange for the payment or transfer of property and either (a) was insolvent at the time of the transaction, (b) was rendered insolvent as a result of the transaction, (c) was engaged, or about to engage, in a business or transaction for which its assets were unreasonably small, or (d) intended to incur, or believed, or should have believed, it would incur, debts beyond its ability to pay as such debts mature.

Litigation seeking to void the Exchange Offers as fraudulent transfers would have to be commenced by our creditors or someone acting on their behalf, such as a bankruptcy trustee. If such litigation is instituted, we cannot assure you as to what standard a court would apply in order to determine whether we were “insolvent” as of the date the Exchange Offers were closed, or that a court would not determine that we were insolvent on the date of closing of the Exchange Offers. We also cannot assure you that a court would not determine that the Exchange Offers constituted fraudulent transfers on another ground.
The definition of “insolvent” varies under three potentially applicable statutes. The measure of insolvency for purposes of the foregoing will vary depending upon the law of the jurisdiction which is being applied. Under the U.S. Bankruptcy Code, we would be considered insolvent if the sum of all our liabilities is greater than the value of all our property at a fair valuation. The foregoing standards are applied on a case-by-case basis to determine the insolvency of a particular person. Because there can be no assurance which jurisdiction’s fraudulent transfer law would be applied by a court, there can be no assurance as to what standard a court would apply in order to determine insolvency.
If a court determines the Exchange Offers constituted fraudulent transfers, the Exchange Offers could be voided. If the Exchange Offers are deemed a fraudulent transfer, the holders of our preferred stock that successfully tender their shares may be required to return the consideration received for their preferred stock, and such holders would be returned to their original position as a holder of our preferred stock.
Under the Maryland General Corporation Law, the payment of the Cash Option (as such term is defined in the Form S-4) would be considered an unlawful distribution if, as of the date the cash consideration is transferred to the tendering holders of our preferred stock and after giving effect to the payment, the Company would not be able to pay its indebtedness as such indebtedness becomes due in the usual course of the business or its liabilities would exceed its assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	2,472	(3)	$7.30	(2)	—	$200,000,000
May 1 to May 31	47,249		—	(2)	—	200,000,000
June 1 to June 30	3,357	(3)	7.76	(2)	—	200,000,000
Total	53,078		$7.57		—
____________________

(1)
On December 5, 2017, the board of directors reapproved the Repurchase Program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations.

(2)	There is no cost associated with the forfeiture of 326, 47,249 and 232 restricted shares of our common stock in April, May and June, respectively.

(3)
Includes 2,145 and 3,125 shares in April and June, respectively, that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

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

3.2	Amendment Number Two to Articles of Amendment and Restatement of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on May 22, 2017)

3.3	Articles of Amendment to the Company’s charter (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 1, 2020) (File No. 001-31775)

3.4
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No.2 on October 19, 2015 and by Amendment No. 3 on August 2, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 8, 2016)

10.1
Amendment No. 7 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 15, 2020) (File No. 001-31775)

10.2†
Amendment No. 4 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated July 15, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed July 15, 2020) (File No. 001-31775)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
___________________________________
* Filed herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD HOSPITALITY TRUST, INC.

Date:	August 3, 2020	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	August 3, 2020	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer