Form 10-Q
period 2020-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2020-11-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	14,628,248
(Class)	Outstanding at November 5, 2020

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Investments in hotel properties, net	$3,484,019	$4,108,443
Cash and cash equivalents	120,916	262,636
Restricted cash	89,495	135,571
Marketable securities	1,741	14,591
Accounts receivable, net of allowance of $757 and $698, respectively	19,379	39,638
Inventories	2,753	4,346
Notes receivable, net	8,121	7,709
Investment in unconsolidated entity	2,980	2,829
Deferred costs, net	1,902	2,897
Prepaid expenses	20,099	21,886
Derivative assets, net	1,680	1,691
Operating lease right-of-use assets	45,250	49,995
Other assets	25,942	17,932
Intangible assets	797	797
Due from related parties, net	6,015	3,019
Due from third-party hotel managers	13,187	17,368
Total assets	$3,844,276	$4,691,348
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net	$3,739,737	$4,106,518
Accounts payable and accrued expenses	100,110	124,226
Accrued interest payable	91,274	10,115
Dividends and distributions payable	868	20,849
Due to Ashford Inc., net	4,885	6,570
Due to third-party hotel managers	344	2,509
Intangible liabilities, net	2,277	2,337
Operating lease liabilities	45,456	53,270
Derivative liabilities, net	—	42
Other liabilities	5,462	25,776
Total liabilities	3,990,413	4,352,212
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	20,532	69,870
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 2,389,393 shares issued and outstanding at September 30, 2020 and December 31, 2019	24	24
Series F Cumulative Preferred Stock, 4,800,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	48	48
Series G Cumulative Preferred Stock, 6,200,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	62	62
Series H Cumulative Preferred Stock, 3,800,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	38	38
Series I Cumulative Preferred Stock, 5,400,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	54	54
Common stock, $0.01 par value, 400,000,000 shares authorized, 14,628,248 and 10,210,360 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	146	102
Additional paid-in capital	1,842,470	1,826,472
Accumulated deficit	(2,009,775)	(1,558,038)
Total stockholders’ equity (deficit) of the Company	(166,933)	268,762
Noncontrolling interest in consolidated entities	264	504
Total equity (deficit)	(166,669)	269,266
Total liabilities and equity/deficit	$3,844,276	$4,691,348
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Rooms	$79,599	$301,704	$332,845	$910,337
Food and beverage	5,000	53,738	54,147	182,097
Other hotel revenue	8,111	17,751	29,612	52,430
Total hotel revenue	92,710	373,193	416,604	1,144,864
Other	333	1,044	1,381	3,239
Total revenue	93,043	374,237	417,985	1,148,103
EXPENSES
Hotel operating expenses:
Rooms	19,752	66,434	84,860	195,260
Food and beverage	4,904	40,089	43,268	125,534
Other expenses	53,424	118,993	203,279	357,129
Management fees	5,070	13,393	20,008	41,165
Total hotel expenses	83,150	238,909	351,415	719,088
Property taxes, insurance and other	20,876	21,972	62,048	64,131
Depreciation and amortization	62,909	67,906	194,275	202,595
Impairment charges	29,926	—	85,144	6,533
Transaction costs	—	—	—	2
Advisory services fee	12,333	15,964	37,848	48,549
Corporate, general and administrative	8,004	2,410	16,204	7,928
Total expenses	217,198	347,161	746,934	1,048,826
Gain (loss) on sale of assets and hotel properties	(40,370)	2,362	(36,753)	2,923
OPERATING INCOME (LOSS)	(164,525)	29,438	(365,702)	102,200
Equity in earnings (loss) of unconsolidated entities	(121)	(278)	(279)	(2,208)
Interest income	12	836	664	2,402
Other income (expense)	(6,179)	(328)	(7,806)	(982)
Interest expense and amortization of premiums and loan costs	(66,994)	(66,356)	(212,161)	(200,509)
Write-off of premiums, loan costs and exit fees	(9,469)	(426)	(11,499)	(2,578)
Gain (loss) on extinguishment of debt	90,325	—	90,325	—
Unrealized gain (loss) on marketable securities	(758)	315	(1,756)	1,721
Unrealized gain (loss) on derivatives	6,449	(2,536)	11,063	(4,054)
INCOME (LOSS) BEFORE INCOME TAXES	(151,260)	(39,335)	(497,151)	(104,008)
Income tax (expense) benefit	(366)	249	1,519	(3,052)
NET INCOME (LOSS)	(151,626)	(39,086)	(495,632)	(107,060)
(Income) loss attributable to noncontrolling interest in consolidated entities	72	(10)	240	2
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	22,273	7,919	77,294	21,582
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(129,281)	(31,177)	(418,098)	(85,476)
Preferred dividends	(10,644)	(10,645)	(31,932)	(31,933)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(139,925)	$(41,822)	$(450,030)	$(117,409)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(11.89)	$(4.21)	$(41.92)	$(11.87)
Weighted average common shares outstanding – basic	11,767	9,997	10,721	9,979
Diluted:
Net income (loss) attributable to common stockholders	$(11.89)	$(4.21)	$(41.92)	$(11.87)
Weighted average common shares outstanding – diluted	11,767	9,997	10,721	9,979
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(151,626)	$(39,086)	$(495,632)	$(107,060)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(151,626)	(39,086)	(495,632)	(107,060)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	72	(10)	240	2
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	22,273	7,919	77,294	21,582
Comprehensive income (loss) attributable to the Company	$(129,281)	$(31,177)	$(418,098)	$(85,476)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,475	$105	$1,829,935	$(1,868,968)	$336	$(38,366)	$30,332
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(1)	—	(2)	—	—	(2)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,539	—	—	1,539	1,054
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	29	—	(17)	—	—	(17)	(107)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	4,127	41	11,015	—	—	11,056	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,526)	—	(11,526)	11,526
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(129,281)	(72)	(129,353)	(22,273)
Balance at September 30, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	14,628	$146	$1,842,470	$(2,009,775)	$264	$(166,669)	$20,532

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,210	$102	$1,826,472	$(1,558,038)	$504	$269,266	$69,870
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(32)	—	(399)	—	—	(399)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	4,426	—	—	4,426	3,914
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(53)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	180	1	(1)	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	4,127	41	11,015	—	—	11,056	—
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—	—	—	—	—	—	—	—	—	605	—	605	—
Dividends declared – preferred stock - Series D ($.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred stock - Series G ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)	—
Dividends declared – preferred stock - Series H ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred stock - Series I ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	196	2	957	—	—	959	(959)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,401
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,600)	—	(23,600)	23,600
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(418,098)	(240)	(418,338)	(77,294)
Balance at September 30, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	14,628	$146	$1,842,470	$(2,009,775)	$264	$(166,669)	$20,532

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,213	$102	$1,820,096	$(1,453,824)	$604	$367,204	$73,242
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,214	—	—	3,214	1,691
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—	—
Dividends declared – common stock ($.60/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,222)	—	(6,222)	—
Dividends declared – preferred stock - Series D ($.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred stock - Series G ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,857)	—	(2,857)	—
Dividends declared – preferred stock - Series H ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,782)	—	(1,782)	—
Dividends declared – preferred stock - Series I ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,532)	—	(2,532)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,316)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,543)	—	(12,543)	12,543
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,177)	10	(31,167)	(7,919)
Balance at September 30, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,211	$102	$1,823,310	$(1,514,411)	$614	$309,841	$78,241

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,104	$101	$1,815,182	$(1,363,020)	$616	$453,105	$80,743
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	—	—	—	—	1,755	—	1,755	—
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(21)	—	(1,031)	—	—	(1,031)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	9,251	—	—	9,251	5,612
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(6)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	134	1	(1)	—	—	—	28
Issuance of units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,854
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(91)	—	—	(91)	—
Dividends declared – common stock ($2.40/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,895)	—	(24,895)	—
Dividends declared – preferred stock - Series D ($1.58/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,786)	—	(3,786)	—
Dividends declared – preferred stock - Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,637)	—	(6,637)	—
Dividends declared – preferred stock - Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,572)	—	(8,572)	—
Dividends declared – preferred stock - Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,344)	—	(5,344)	—
Dividends declared – preferred stock - Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,594)	—	(7,594)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,256)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,842)	—	(10,842)	10,842
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,476)	(2)	(85,478)	(21,582)
Balance at September 30, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,211	$102	$1,823,310	$(1,514,411)	$614	$309,841	$78,241
See Notes to Consolidated Financial Statements

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(495,632)	$(107,060)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	194,275	202,595
Impairment charges	85,144	6,533
Amortization of intangibles	(220)	(221)
Recognition of deferred income	(644)	(710)
Bad debt expense	1,680	2,345
Deferred income tax expense (benefit)	(647)	927
Equity in (earnings) loss of unconsolidated entities	279	2,208
(Gain) loss on sale of assets and hotel properties	36,753	(2,923)
(Gain) loss on extinguishment of debt	(90,325)	—
Realized and unrealized (gain) loss on marketable securities	(386)	(1,765)
Purchases of marketable securities	(1,997)	(3,998)
Sales of marketable securities	15,233	13,134
Net settlement of trading derivatives	1,610	(3,556)
Realized and unrealized (gain) loss on derivatives	(1,558)	4,592
Amortization of loan costs, premiums and capitalized default interest and write-off of premiums, loan costs and exit fees	19,118	24,932
Equity-based compensation	8,340	14,863
Amortization of parking asset	117	—
Non-cash interest income	(635)	—
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	18,811	(19,063)
Prepaid expenses and other assets	(1,871)	(6,338)
Operating lease right-of-use asset	697	(944)
Operating lease liability	(448)	255
Accounts payable and accrued expenses and accrued interest payable	125,944	28,998
Due to/from related parties	(2,996)	(4,204)
Due to/from third-party hotel managers	119	157
Due to/from Ashford Inc., net	1,443	(1,287)
Other liabilities	(11,088)	314
Net cash provided by (used in) operating activities	(98,884)	149,784
Cash Flows from Investing Activities
Investment in unconsolidated entity	(430)	(647)
Proceeds from franchise agreement	—	4,000
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	(1,113)	(212,552)
Improvements and additions to hotel properties	(41,600)	(121,746)
Net proceeds from sales of assets and hotel properties	38,763	83,777
Payments for initial franchise fees	—	(275)
Proceeds from property insurance	514	267
Net cash provided by (used in) investing activities	(3,866)	(247,176)
Cash Flows from Financing Activities
Borrowings on indebtedness	88,000	388,694
Repayments of indebtedness	(131,844)	(246,312)
Payments for loan costs and exit fees	(23,412)	(9,294)
Payments for dividends and distributions	(28,619)	(68,237)
Purchases of common stock	(398)	(1,031)
Payments for derivatives	(83)	(1,048)
Proceeds from common stock offerings	11,310	—
Preferred and common stock offering costs	—	(91)
Other	—	28
Net cash provided by (used in) financing activities	(85,046)	62,709
Net increase (decrease) in cash, cash equivalents and restricted cash	(187,796)	(34,683)
Cash, cash equivalents and restricted cash at beginning of period	398,207	439,812
Cash, cash equivalents and restricted cash and at end of period	$210,411	$405,129

	Nine Months Ended September 30,
	2020	2019
Supplemental Cash Flow Information
Interest paid	$59,732	$178,260
Income taxes paid (refunded)	1,345	(1,293)
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Accrued but unpaid capital expenditures	$9,300	$24,330
Issuance of units for hotel acquisition	—	7,854
Assumption of debt in hotel acquisition	—	24,922
Buyer assumption of debt in hotel disposition	108,750	—
Non-cash extinguishment of debt	179,030	—
Non-cash loan principal associated with default interest and late charges	40,713	—
Non-cash loan proceeds associated with accrued interest and legal fees	6,251	—
Dividends and distributions declared but not paid	868	20,641
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$262,636	$319,210
Restricted cash at beginning of period	135,571	120,602
Cash, cash equivalents and restricted cash at beginning of period	$398,207	$439,812

Cash and cash equivalents at end of period	$120,916	$256,303
Restricted cash at end of period	89,495	148,826
Cash, cash equivalents and restricted cash at end of period	$210,411	$405,129
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of September 30, 2020, we owned interests in the following assets:

•
103 consolidated hotel properties, including 101 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 22,619 total rooms (or 22,592 net rooms excluding those attributable to our partner);

•	90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”); and

•	17.5% ownership in OpenKey with a carrying value of $3.0 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2020, our 103 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Hotels, a subsidiary of Ashford Inc., manages 68 of our 103 hotel properties and WorldQuest. Third-party management companies manage the remaining hotel properties.
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
In June 2020, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse stock split was effective as of the close of business on July 15, 2020. As a result of the reverse stock split, the number of outstanding shares of common stock was reduced from approximately 104.8 million shares to approximately 10.5 million shares on that date. Additionally, the number of outstanding common units, Long-Term Incentive Plan (“LTIP”) units and Performance LTIP units was reduced from approximately 20.5 million units to approximately 2.1 million units on that date. All common stock, common units, LTIP units, Performance LTIP units, performance stock units and restricted stock units as well as per share data related to these classes of equity have been updated in the accompanying consolidated financial statements to reflect this reverse stock split for all periods presented.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of September 30, 2020, operations at two of the Company’s hotels remain temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, a possible “second wave” or recurrence of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, the Company suspended the quarterly cash dividend on its common stock for the first, second and third quarters, suspended the quarterly cash dividend on its preferred stock for the second and third quarters and reduced planned capital expenditures, and working closely with its hotel managers, significantly reduced its hotels’ operating expenses.
Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million comprised of mortgage and mezzanine loans) sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million comprised of mortgage and mezzanine loans), the lender for the mortgage, senior mezzanine and junior mezzanine loans with a principal amount of $144.2 million, and securing the Courtyard Billerica, Hampton Inn Columbus Easton, Hampton Inn Phoenix Airport, Homewood Suites Pittsburgh Southpointe, Hampton Inn Pittsburgh Waterfront, Hampton Inn Pittsburgh Washington, Residence Inn Stillwater and Courtyard Wichita, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million comprised of mortgage and mezzanine loans), each sent to us a notice of Uniform Commercial Code (“UCC”) sale, which provided that the respective lender would sell the subsidiaries of the Company that owned the respective hotels in a public auction. Transactions resulting in the disposition of these hotel properties and the associated extinguishment of the mortgage loans occurred in the third quarter of 2020. See notes 5 and 7.
The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. The lender who holds the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) has sent us an acceleration notice which accelerated all payments due under the applicable loan documents, but negotiations are in process. On July 16, 2020, we reached a forbearance agreement with our lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of our hotels. Additionally, on August 5, 2020, we entered into a forbearance agreement with our lender for the loan secured by the Renaissance Nashville and Westin Princeton. On September 30, 2020, we signed forbearance agreements on our KEYS Loan Pools representing 34 hotels and approximately $1.2 billion of debt. In the aggregate, including the Highland Pool and KEYS Pool loans, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $2.6 billion out of approximately $3.7 billion in property level debt outstanding as of September 30, 2020. Additionally, certain of the Company’s hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company will default on some or all of the ground leases within the next twelve months.
The Company is also working more generally to contain costs while it experiences a significant decline in occupancy and RevPAR. The Company continues to suspend its quarterly cash dividend on its common and preferred stock and to look for opportunities to renegotiate cash obligations where possible. The Company continues to work closely with its hotel managers to significantly reduce its hotel operating expenses. The Company is dependent on its hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor.
As of September 30, 2020, the Company held cash and cash equivalents of $120.9 million and restricted cash of $89.5 million. During the three months ended September 30, 2020, we utilized cash, cash equivalents and restricted cash of $50.4 million. We

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

are currently experiencing significant variability in the operating cash flows of our hotel properties, and we continue to negotiate forbearance agreements with our lenders. Additionally as discussed above we have received various acceleration notices from our lenders. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. If we are able to raise additional capital, such capital may consist of additional secured or unsecured debt (or convertible debt), preferred equity or common equity (or warrants to purchase equity), which may have claims senior to those of our existing security holders, or which may dilute the interests of our existing security holders. All of these items create uncertainty surrounding future cash flows. As a result of these uncertainties, management cannot reasonably estimate how long the Company’s current cash, cash equivalents and restricted cash will last, but if our cash utilization going forward is consistent with the third quarter of 2020 and we do not raise additional capital, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreements will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could transfer the hotels securing the mortgage loans to the respective lenders. Any cost containment efforts we make also may not be effective or materially mitigate the impact of the significant decline in occupancy and RevPAR. Due to the uncertainty surrounding future cash flows and the impact to the Company’s financial position resulting from declining conditions in the hotel industry due to the COVID-19 pandemic, the Company is analyzing various strategic alternatives to address our liquidity and capital structure. Such alternatives include raising additional capital, refinancing or restructuring our indebtedness, negotiating forbearance agreements with our property level lenders, and/or seeking protection under Chapter 11 of the United States Bankruptcy Code.
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
If we are unable to secure additional capital, we estimate that our existing capital resources will only be sufficient to fund our operations into the early part of fiscal year 2021. In addition, the Company’s determination that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued may cause certain defaults under the Company’s existing contracts. Despite our efforts to negotiate forbearance agreements with our property level lenders and contain costs generally, there is substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The following acquisitions and dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
Embassy Suites New York Manhattan Times Square	New York, NY	Acquisition	January 22, 2019
Hilton Santa Cruz/Scotts Valley	Santa Cruz, CA	Acquisition	February 26, 2019
San Antonio Marriott	San Antonio, TX	Disposition	August 2, 2019
Hilton Garden Inn Wisconsin Dells	Wisconsin Dells, WI	Disposition	August 6, 2019
Courtyard Savannah	Savannah, GA	Disposition	August 14, 2019
SpringHill Suites Jacksonville	Jacksonville, FL	Disposition	December 3, 2019
Crowne Plaza Annapolis	Annapolis, MD	Disposition	March 9, 2020
Columbus Hampton Inn Easton	Columbus, OH	Disposition	August 19, 2020
Stillwater Residence Inn	Stillwater, OK	Disposition	August 19, 2020
Washington Hampton Inn Pittsburgh Meadow Lands	Pittsburgh, PA	Disposition	August 19, 2020
Phoenix Hampton Inn Airport North	Phoenix, AZ	Disposition	August 19, 2020
Pittsburgh Hampton Inn Waterfront West Homestead	Pittsburgh, PA	Disposition	August 19, 2020
Wichita Courtyard by Marriott Old Town	Wichita, KS	Disposition	August 19, 2020
Canonsburg Homewood Suites Pittsburgh Southpointe	Pittsburgh, PA	Disposition	August 19, 2020
Billerica Courtyard by Marriott Boston	Boston, MA	Disposition	August 19, 2020
Embassy Suites New York Manhattan Times Square	New York, NY	Disposition	August 19, 2020
W Minneapolis, MN	Minneapolis, MN	Disposition	September 15, 2020
Courtyard Louisville	Louisville, KY	Disposition	September 21, 2020
Courtyard Ft. Lauderdale	Ft. Lauderdale, FL	Disposition	September 21, 2020
Residence Inn Lake Buena Vista	Lake Buena Vista, FL	Disposition	September 21, 2020

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
Income Taxes—On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted. For the period ended September 30, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ending December 31, 2020.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impact that ASU 2020-06 may have on our consolidated financial statements and related disclosures.
Reclassification—Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended September 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$5,802	$450	$668	$—	$6,920
Boston, MA Area	2	1,691	25	509	—	2,225
Dallas / Ft. Worth Area	7	3,204	340	379	—	3,923
Houston, TX Area	3	2,592	360	88	—	3,040
Los Angeles, CA Metro Area	6	7,205	406	705	—	8,316
Miami, FL Metro Area	2	639	28	40	—	707
Minneapolis - St. Paul, MN - WI Area	3	698	40	42	—	780
Nashville, TN Area	1	841	126	210	—	1,177
New York / New Jersey Metro Area	7	4,311	267	306	—	4,884
Orlando, FL Area	2	1,020	36	142	—	1,198
Philadelphia, PA Area	3	2,904	395	96	—	3,395
San Diego, CA Area	2	1,548	32	195	—	1,775
San Francisco - Oakland, CA Metro Area	7	7,914	63	400	—	8,377
Tampa, FL Area	2	1,530	81	254	—	1,865
Washington D.C. - MD - VA Area	9	4,527	99	487	—	5,113
Other Areas	38	29,789	2,215	3,174	—	35,178
Orlando WorldQuest	—	133	—	58	—	191
Disposed properties	13	3,251	37	358	—	3,646
Corporate	—	—	—	—	333	333
Total	116	$79,599	$5,000	$8,111	$333	$93,043

	Three Months Ended September 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$17,267	$4,180	$1,143	$—	$22,590
Boston, MA Area	2	16,546	1,524	910	—	18,980
Dallas / Ft. Worth Area	7	13,619	3,163	827	—	17,609
Houston, TX Area	3	6,283	1,929	176	—	8,388
Los Angeles, CA Metro Area	6	20,042	3,728	1,403	—	25,173
Miami, FL Metro Area	2	3,876	1,334	184	—	5,394
Minneapolis - St. Paul, MN - WI Area	3	6,038	1,668	278	—	7,984
Nashville, TN Area	1	12,710	5,120	457	—	18,287
New York / New Jersey Metro Area	6	20,542	5,190	781	—	26,513
Orlando, FL Area	2	4,649	422	319	—	5,390
Philadelphia, PA Area	3	6,761	896	162	—	7,819
San Diego, CA Area	2	5,114	285	307	—	5,706
San Francisco - Oakland, CA Metro Area	7	24,389	2,247	672	—	27,308
Tampa, FL Area	2	5,060	1,453	264	—	6,777
Washington D.C. - MD - VA Area	9	30,068	5,915	2,147	—	38,130
Other Areas	44	79,960	12,870	5,911	—	98,741
Orlando WorldQuest	—	871	28	295	—	1,194
Disposed properties	13	27,909	1,786	1,515	—	31,210
Corporate	—	—	—	—	1,044	1,044
Total	121	$301,704	$53,738	$17,751	$1,044	$374,237

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$20,955	$4,509	$2,279	$—	$27,743
Boston, MA Area	2	8,171	855	2,011	—	11,037
Dallas / Ft. Worth Area	7	17,963	4,319	1,496	—	23,778
Houston, TX Area	3	8,863	2,662	319	—	11,844
Los Angeles, CA Metro Area	6	26,794	3,834	2,133	—	32,761
Miami, FL Metro Area	2	7,255	2,342	211	—	9,808
Minneapolis - St. Paul, MN - WI Area	3	3,926	931	216	—	5,073
Nashville, TN Area	1	10,551	5,240	1,251	—	17,042
New York / New Jersey Metro Area	6	17,413	3,614	1,187	—	22,214
Orlando, FL Area	2	6,636	461	785	—	7,882
Philadelphia, PA Area	3	7,555	1,195	274	—	9,024
San Diego, CA Area	2	5,539	280	502	—	6,321
San Francisco - Oakland, CA Metro Area	7	27,472	2,132	1,344	—	30,948
Tampa, FL Area	2	8,944	2,247	668	—	11,859
Washington D.C. - MD - VA Area	9	26,624	4,517	2,707	—	33,848
Other Areas	38	104,397	13,906	9,947	—	128,250
Orlando WorldQuest	—	1,215	25	433	—	1,673
Disposed properties	14	22,572	1,078	1,849	—	25,499
Corporate	—	—	—	—	1,381	1,381
Total	116	$332,845	$54,147	$29,612	$1,381	$417,985

	Nine Months Ended September 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$55,545	$13,829	$3,533	$—	$72,907
Boston, MA Area	2	41,653	4,961	2,674	—	49,288
Dallas / Ft. Worth Area	7	45,509	12,017	2,582	—	60,108
Houston, TX Area	3	19,862	6,622	595	—	27,079
Los Angeles, CA Metro Area	6	60,867	12,434	3,863	—	77,164
Miami, FL Metro Area	2	16,031	6,341	585	—	22,957
Minneapolis - St. Paul, MN - WI Area	3	15,833	4,631	676	—	21,140
Nashville, TN Area	1	39,332	16,590	1,677	—	57,599
New York / New Jersey Metro Area	6	56,219	17,299	2,055	—	75,573
Orlando, FL Area	2	17,286	1,451	968	—	19,705
Philadelphia, PA Area	3	18,464	2,699	515	—	21,678
San Diego, CA Area	2	14,177	944	799	—	15,920
San Francisco - Oakland, CA Metro Area	7	70,253	7,099	1,947	—	79,299
Tampa, FL Area	2	19,589	5,931	827	—	26,347
Washington D.C. - MD - VA Area	9	95,433	19,525	6,297	—	121,255
Other Areas	41	236,075	42,984	17,196	—	296,255
Orlando WorldQuest		3,075	80	988	—	4,143
Disposed properties	16	85,134	6,660	4,653	—	96,447
Corporate	—	—	—	—	3,239	3,239
Total	121	$910,337	$182,097	$52,430	$3,239	$1,148,103

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$632,015	$769,381
Buildings and improvements	3,764,196	4,129,884
Furniture, fixtures and equipment	413,003	503,156
Construction in progress	12,637	29,745
Condominium properties	11,740	12,093
Total cost	4,833,591	5,444,259
Accumulated depreciation	(1,349,572)	(1,335,816)
Investments in hotel properties, net	$3,484,019	$4,108,443

5. Hotel Disposition and Impairment Charges
Hotel Disposition
On March 9, 2020, the Company sold the Crowne Plaza in Annapolis, Maryland for approximately $5.1 million in cash. The net carrying value was approximately $2.1 million. The sale resulted in a gain of approximately $3.6 million for the nine months ended September 30, 2020, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations.
On May 12, 2020, the lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($108.8 million mortgage loan and $36.2 million in mezzanine loans) sent the Company an acceleration notice which accelerated all payments due under the applicable loan documents. To remedy the acceleration notice, on August 19, 2020 the Company sold the Embassy Suites New York Manhattan Times Square for approximately $143.9 million of consideration, which consisted of $35.1 million in cash and $108.8 million in the form of the assumption of the mortgage loan. The sale resulted in a loss of approximately $40.4 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. See note 7.
On June 22, 2020, the lender for the W Hotel in Minneapolis, Minnesota ($45.8 million mortgage loan and $5.8 million mezzanine loan) sent to the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotel in a public auction. On September 15, 2020, the Company completed a consensual assignment of 100% of the equity interests in the owner of the W Hotel, which resulted in a gain on extinguishment of debt of approximately $1.1 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations. See note 7.
On July 9, 2020, the mortgage, senior mezzanine and junior mezzanine loans with a principal amount of $144.2 million, and securing the Courtyard Billerica, Hampton Inn Columbus Easton, Hampton Inn Phoenix Airport, Homewood Suites Pittsburgh Southpointe, Hampton Inn Pittsburgh Waterfront, Hampton Inn Pittsburgh Washington, Residence Inn Stillwater and Courtyard Wichita (the “Rockbridge Portfolio”) matured and the Company failed to repay the loans on such maturity date. On August 19, 2020, the Company completed a consensual assignment of the entities that own the Rockbridge Portfolio in lieu of a UCC sale, which resulted in a gain on extinguishment of debt of approximately $65.2 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations. See note 7.
On July 23, 2020, the lender for the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Lake Buena Vista (collectively “MS C1” with a $56.0 million mortgage loan and $8.0 million mezzanine loan) sent to us a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. On September 21, 2020, the mezzanine lender for MS C1 conducted a UCC-foreclosure of its collateral consisting of 100% of the equity interests in the owners of the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Buena Vista hotels, which resulted in a gain on extinguishment of debt of approximately $19.7 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations. See note 7.
On August 2, 2019, the Company sold the Marriott in San Antonio, Texas for $34.0 million in cash. The sale resulted in a gain of approximately $2.6 million for the three and nine months ended September 30, 2019, which was included in “gain (loss) on

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $26.8 million of debt associated with the hotel property. See note 7.
On August 6, 2019, the Company sold the Hilton Garden Inn in Wisconsin Dells, Wisconsin for $8.0 million in cash. The sale resulted in a loss of approximately $259,000 for the three and nine months ended September 30, 2019, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.7 million of debt associated with the hotel property. See note 7.
On August 14, 2019, the Company sold the Courtyard by Marriott in Savannah, Georgia for approximately $29.8 million in cash. The sale resulted in a loss of approximately $53,000 for the three and nine months ended September 30, 2019, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $28.8 million of debt associated with the hotel property. See note 7.
The results of operations for these hotel properties are included in net income (loss) through the date of disposition as shown in the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019. The following table includes condensed financial information from these hotel properties in the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total hotel revenue	$3,646	$31,210	$25,499	$96,447
Total hotel operating expenses	(2,602)	(19,074)	(20,914)	(60,374)
Gain (loss) on sale of assets and hotel properties	(40,370)	2,293	(36,753)	2,293
Property taxes, insurance and other	(1,670)	(2,929)	(6,406)	(8,697)
Depreciation and amortization	(2,982)	(5,559)	(12,426)	(18,268)
Impairment charges	(29,926)	—	(85,144)	(6,533)
Operating income (loss)	(73,904)	5,941	(136,144)	4,868
Interest income	—	36	9	50
Interest expense and amortization of premiums and loan costs	(7,016)	(6,664)	(21,879)	(20,637)
Write-off of premiums, loan costs and exit fees	548	(426)	(21)	(426)
Gain (loss) on extinguishment of debt	90,325	—	90,325	—
Income (loss) before income taxes	9,953	(1,113)	(67,710)	(16,145)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(1,367)	177	9,983	2,518
Net income (loss) before income taxes attributable to the Company	$8,586	$(936)	$(57,727)	$(13,627)

Impairment Charges
During the three and nine months ended September 30, 2020, we recorded impairment charges of $29.9 million and $85.1 million, respectively.
For the three months ended March 31, 2020, we recorded an impairment charge of $27.6 million. The impairment charge was comprised of $13.9 million at the Columbus Hampton Inn Easton, $10.0 million at the Canonsburg Homewood Suites Pittsburgh Southpointe and $3.7 million at the Phoenix Hampton Inn Airport North as a result of reduced estimated cash flows resulting from the COVID-19 pandemic and changes to the expected holding periods of these hotel properties.
On July 9, 2020, the non-recourse mortgage loan secured by the Rockbridge Portfolio matured. The lender provided notice of UCC sale, which resulted in the sale of the subsidiaries of the Company that own the respective hotels in a public auction. As a result, the estimated fair value of each hotel property was compared to its carrying value, as of June 30, 2020. During the three months ended June 30, 2020, an impairment charge totaling $27.6 million was recorded that was comprised of $1.7 million at the Columbus Hampton Inn Easton, $3.0 million at the Pittsburgh Hampton Inn Waterfront West Homestead, $3.0 million at the Washington Hampton Inn Pittsburgh Meadow Lands, $1.8 million at the Cannonsburg Homewood Suites Pittsburgh Southpointe, $2.4 million at the Stillwater Residence Inn, $9.5 million at the Billerica Courtyard by Marriott Boston, and $6.1 million at the Wichita Courtyard by Marriott Old Town resulting from the difference between the estimated fair value of the property as compared to the net book value at June 30, 2020. We engaged a third-party valuation expert to assist in determining the fair value of the hotel

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

properties. Each impairment charge was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques. No further impairment was required during the three months ended September 30, 2020.
In conjunction with the disposition of the W Minneapolis, we engaged a third party valuation expert to assist in determining the fair value of the hotel property. For the three and nine months ended September 30, 2020, the impairment charge was comprised of $29.9 million resulting from the difference between the estimated fair value of the property as compared to the net book value at September 15, 2020. The impairment charge was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
During the three and nine months ended September 30, 2019, we recorded impairment charges of $0 and $6.5 million, respectively. The $6.5 million impairment charge for the nine months ended September 30, 2019 was comprised of $1.4 million at the Wisconsin Dells Hilton Garden Inn and $5.1 million at the Savannah Courtyard. Each impairment charge was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.

6. Investment in Unconsolidated Entity
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of September 30, 2020, the Company has made investments in OpenKey totaling $5.0 million.
We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No such impairment was recorded for the three and nine months ended September 30, 2020 and 2019.
The following table summarizes our carrying value and ownership interest in OpenKey:

	September 30, 2020	December 31, 2019
Carrying value of the investment in OpenKey (in thousands)	$2,980	$2,829
Ownership interest in OpenKey	17.5%	17.0%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2020	2019	2020	2019
Equity in earnings (loss) of unconsolidated entities	$(121)	$(96)	$(279)	$(312)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate (1)	Default Rate (2)	September 30, 2020	December 31, 2019
Mortgage loan(4)	1 hotel	June 2020	LIBOR(3) + 5.10%	n/a	$—	$43,750
Mortgage loan(5)	8 hotels	July 2020	LIBOR(3) + 4.33%	n/a	—	144,000
Mortgage loan(6)	1 hotel	November 2020	6.26%	5.00%	90,063	91,542
Mortgage loan(7)	1 hotel	November 2020	LIBOR(3) + 2.55%	n/a	25,000	25,000
Mortgage loan(6) (8)	17 hotels	November 2020	LIBOR(3) + 3.00%	4.00%	419,000	419,000
Mortgage loan(6) (9)	8 hotels	February 2021	LIBOR(3) + 2.92%	5.00%	395,000	395,000
Mortgage loan(10)	2 hotels	March 2021	LIBOR(3) + 2.75%	n/a	240,000	240,000
Mortgage loan(11)	19 hotels	April 2021	LIBOR(3) + 3.20%	n/a	913,093	907,030
Mortgage loan(12)	7 hotels	June 2021	LIBOR(3) + 3.65%	n/a	180,720	180,720
Mortgage loan(12)	7 hotels	June 2021	LIBOR(3) + 3.39%	n/a	174,400	174,400
Mortgage loan(13)	5 hotels	June 2021	LIBOR(3) + 3.73%	n/a	221,040	221,040
Mortgage loan(14)	5 hotels	June 2021	LIBOR(3) + 4.02%	n/a	262,640	262,640
Mortgage loan(15)	5 hotels	June 2021	LIBOR(3) + 2.73%	n/a	160,000	160,000
Mortgage loan(14)	5 hotels	June 2021	LIBOR(3) + 3.68%	n/a	215,120	215,120
Mortgage loan(5)	1 hotel	February 2022	LIBOR(3) + 3.90%	n/a	—	145,000
Mortgage loan(16)	1 hotel	July 2022	LIBOR(3) + 3.95%	n/a	34,200	35,200
Mortgage loan(6) (17)	1 hotel	November 2022	LIBOR(3) + 2.00%	5.00%	97,000	97,000
Mortgage loan(18)	1 hotel	December 2022	LIBOR(3) + 2.25%	n/a	16,100	16,100
Mortgage loan(4) (19)	1 hotel	January 2023	LIBOR(3) + 3.40%	n/a	37,000	—
Mortgage loan(5)	1 hotel	May 2023	5.46%	n/a	—	51,843
Mortgage loan(20)	1 hotel	June 2023	LIBOR(3) + 2.45%	n/a	73,450	73,450
Mortgage loan(6)	1 hotel	January 2024	5.49%	5.00%	6,727	6,759
Mortgage loan(6)	1 hotel	January 2024	5.49%	5.00%	9,818	9,865
Mortgage loan(6)	1 hotel	May 2024	4.99%	5.00%	6,260	6,292
Mortgage loan(21)	1 hotel	June 2024	LIBOR(3) + 2.00%	n/a	8,881	8,881
Mortgage loan(5)	3 hotels	August 2024	5.20%	n/a	—	64,207
Mortgage loan(6)	2 hotels	August 2024	4.85%	4.00%	11,792	11,845
Mortgage loan(6)	3 hotels	August 2024	4.90%	4.00%	23,578	23,683
Mortgage loan(6)	2 hotels	February 2025	4.45%	4.00%	19,369	19,438
Mortgage loan(6)	3 hotels	February 2025	4.45%	4.00%	50,098	50,279
Mortgage loan(6)	1 hotel	March 2025	4.66%	5.00%	24,794	24,919
					3,715,143	4,124,003
Premiums (discounts), net					(305)	655
Capitalized default interest and late charges					35,899	—
Deferred loan costs, net					(11,000)	(18,140)
Indebtedness, net					$3,739,737	$4,106,518
_____________________________

(1)	Interest rates do not include default or late payment rates in effect on some mortgage loans.

(2)
Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of September 30, 2020. The default rate is accrued in addition to the stated interest rate.

(3)	LIBOR rates were 0.148% and 1.763% at September 30, 2020 and December 31, 2019, respectively.

(4)
On January 9, 2020, we refinanced this mortgage loan totaling $43.8 million with a new $37.0 million mortgage loan with a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 3.40%.

(5)
During the quarter, we disposed of the properties securing this mortgage loan. The assets and liabilities associated with this mortgage loan have been removed from the Company’s consolidated balance sheet. See note 5.

(6)
As of September 30, 2020, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations.

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

(8)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in November 2019.

(9)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in February 2020.

(10)
Effective August 5, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, with deferred interest due in twelve monthly installments beginning January 2021, lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.

(11)
Effective July 9, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, lender-held reserves were made available to fund property-level operating expenses, monthly FF&E escrow deposits were waived through November 2020, and monthly tax deposits were waived until July 2021. In conjunction with the forbearance agreement, deferred interest payments of $6.1 million are capitalized into the principal balance and are to be repaid over twelve months following the deferral period. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in April 2020.

(12)
Effective September 30, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, with three one-month extension options for the mezzanine debt subject to the satisfaction of certain conditions. Deferred interest is to be repaid in monthly installments and fully repaid by June 2021 following the deferral period. Lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2020.

(13)
Effective September 30, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, and an extension option for the mezzanine debt to June 2021. Deferred interest is to be repaid in monthly installments and fully repaid by June 2021 following the deferral period with any remaining balance due at maturity. Lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through the remainder of 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2020.

(14)
Effective September 30, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, with two one-month extension options for the mezzanine debt subject to the satisfaction of certain conditions. Deferred interest is to be repaid in monthly installments and fully repaid by June 2021 following the deferral period. Lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2020.

(15)
Effective September 30, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months. Deferred interest is to be repaid in monthly installments and fully repaid by June 2021 following the deferral period. Lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2020.

(16)
Effective August 3, 2020, we executed an amendment for this mortgage loan. Terms of the amendment included a $1.0 million principal pay down. The amended mortgage loan has a two-year initial term and one one-year extension option, subject to satisfaction of certain conditions, is interest only and bears interest at a rate of LIBOR + 3.95%, and has a LIBOR floor of 0.25%.

(17)
Effective October 2, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, with deferred interest due in twelve monthly installments beginning January 2021, lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020.

(18)
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

(19)
Effective July 7, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for two months, lender-held reserves were made available to fund debt service or property-level operating expenses, and monthly FF&E escrow deposits were waived from April 2020 through March 2021. Deferred interest payments will accrue interest at the stated rate of the mortgage loan and are to be repaid over twelve months following the deferral period.

(20)
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

(21)
Effective April 7, 2020, we executed a forbearance agreement for this mortgage loan, which amended the terms. Terms of the agreement include an initial interest payment deferral for three months, with the option to extend the interest payment deferral an additional three months, which was exercised on September 24, 2020. All deferred interest is due at maturity.

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
The lender who holds the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) has sent us an acceleration notice which accelerated all payments due under the applicable loan documents. The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. On July 16, 2020, we reached a forbearance agreement with our lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of our hotels. Additionally, on August 5, 2020, we entered into a forbearance agreement with our lender for the loan secured by the Renaissance Nashville and Westin Princeton. On September 30, 2020, we signed forbearance agreements on our KEYS Loan Pools representing 34 hotels and approximately $1.2 billion of debt. In the aggregate, including the Highland Pool and KEYS Pool loans, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $2.6 billion out of approximately $3.7 billion in property level debt outstanding as of September 30, 2020. See note 15 for discussion of the loan modification agreement with Lismore Capital LLC.
As of September 30, 2020 the Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during the three and nine months ended September 30, 2020 as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. Additionally, as a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into the loan balance was $40.7 million. The amount of the capitalized principal that was amortized during the three and nine months ended September 30, 2020 was $4.8 million.
On May 12, 2020, the lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($108.8 million mortgage loan and $36.2 million in mezzanine loans) sent the Company an acceleration notice which accelerated all payments due under the applicable loan documents. To remedy the acceleration notice, on August 19. 2020 the Company sold the Embassy Suites New York Manhattan Times Square for approximately $143.9 million of consideration, which consisted of $35.1 million in cash and $108.8 million in the form of the assumption of the mortgage loan. The sale resulted in a loss of approximately $40.4 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. Upon the loan assumption by the buyer, accrued interest was forgiven by the lender and the $35.1 million of proceeds were used to extinguish the $36.2 million of mezzanine loans, which resulted in a gain of $4.3 million which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On June 22, 2020, the lender for the W Hotel in Minneapolis, Minnesota ($45.8 million mortgage loan and a $5.8 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotel in a public auction. On September 15, 2020, the Company completed a consensual assignment of 100% of the equity interests in the owner of the W Hotel, which resulted in a gain on extinguishment of debt of approximately $1.1 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
On July 9, 2020, the mortgage, senior mezzanine and junior mezzanine loans with an aggregate principal balance of $144.2 million, secured by the Rockbridge Portfolio, matured and the Company failed to repay the loans on such maturity date. On August 19, 2020, the Company completed a consensual assignment of the entities that own the Rockbridge Portfolio in lieu of a UCC sale, which resulted in a gain on extinguishment of debt of approximately $65.2 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On July 23, 2020, the lender for MS C1 ($56.0 million mortgage loan and an $8.0 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

hotels in a public auction. On September 21, 2020, the mezzanine lender for MS C1 conducted a UCC-foreclosure of its collateral consisting of 100% of the equity interests in the owners of the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Buena Vista hotels, which resulted in a gain on extinguishment of debt of approximately $19.7 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
On August 3, 2020, we amended our $35.2 million mortgage loan, secured by the Sheraton Ann Arbor hotel, which extended the maturity to July 2022. In conjunction with the amended terms, we repaid $1.0 million in principal, with another $1.0 million principal reduction due January 2021. The amended mortgage loan is interest only and bears interest at a rate of LIBOR + 3.95%, and has a LIBOR floor of 0.25%. This loan has a one-year extension option, subject to satisfaction of certain conditions.
During the three and nine months ended September 30, 2020 and 2019, we recognized net premium amortization as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2020	2019	2020	2019
Interest expense and amortization of premium and loan costs	$57	$56	$170	$176

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
8. Notes Receivable, net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	September 30, 2020	December 31, 2019
Construction Financing Note (1) (5)
Face amount	7.0%	$4,000	$4,000
Discount (2)		(209)	(402)
		3,791	3,598
Certificate of Occupancy Note (3) (5)
Face amount	7.0%	$5,250	$5,250
Discount (4)		(920)	(1,139)
		4,330	4,111
Note receivable, net		$8,121	$7,709
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
No cash interest income was recorded for the three and nine months ended September 30, 2020.
For the three and nine months ended September 30, 2020, we recognized discount amortization income of $140,000 and $412,000, respectively, which is included in “other income (expense)” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On January 1, 2020, we adopted the provisions of ASC Topic 326, Financial Instruments - Credit Losses. Upon adoption we evaluated the notes and other receivables under the criteria in ASC Topic 326. Upon adoption we determined that the expected credit loss associated with the notes and other receivables was immaterial. As of September 30, 2020, there was no allowance related to the notes receivable.
Other consideration received from the sale of the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront is summarized in the table below (dollars in thousands):

	Imputed Interest Rate	September 30, 2020		December 31, 2019
Future ownership rights of parking parcel	7.0%	$4,100		$4,100
Imputed interest		295		72
		4,395	(1)	4,172	(1)

Free use of parking easement prior to development commencement	7.0%	$235		$235
Accumulated amortization		(235)		(118)
		—	(1)	117	(1)

Reimbursement of parking fees while parking parcel is in development (2)	7.0%	$346		$462
Total		$4,741		$4,751
____________________________________

(1)	Included in “other assets” in the consolidated balance sheets.

(2)	Payments commenced in July when the parking parcel development began.
For the three and nine months ended September 30, 2020, we recognized imputed interest income of $76,000 and $223,000, respectively, and amortization expense of $0 and $117,000, respectively, related to the free use of parking easement, which are included in “other income (expense)” in the consolidated statement of operations.
For the three and nine months ended September 30, 2020, we received reimbursement of $120,000 of parking fees and recognized interest income of $4,000, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel is in development.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Nine Months Ended September 30,
	2020		2019
Interest rate caps:
Notional amount (in thousands)	$457,000	(1)	$624,050	(1)
Strike rate low end of range	3.00%		1.50%
Strike rate high end of range	4.00%		4.00%
Effective date range	January 2020 - September 2020		January 2019 - June 2019
Termination date range	February 2021 - February 2022		June 2020 - February 2022
Total cost (in thousands)	$83		$1,048

Interest rate floors:
Notional amount (in thousands)	$—	(1)	$6,000,000	(1)
Strike rate low end of range			1.63%
Strike rate high end of range			1.63%
Effective date range			January 2019
Termination date range			March 2020
Total cost (in thousands)	$—		$225
_______________

(1)	These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	September 30, 2020		December 31, 2019
Interest rate caps:
Notional amount (in thousands)	$1,294,000	(1)	$3,799,740	(1)
Strike rate low end of range	3.00%		1.50%
Strike rate high end of range	4.88%		5.22%
Termination date range	November 2020 - February 2022		February 2020 - February 2022
Aggregate principle balance on corresponding mortgage loans (in thousands)	$1,116,000		$3,666,331

Interest rate floors: (2)
Notional amount (in thousands)	$25,000	(1)	$12,025,000	(1)
Strike rate low end of range	1.25%		(0.25)%
Strike rate high end of range	1.25%		1.63%
Termination date range	November 2021		March 2020 - November 2021
_______________

(1)	These instruments were not designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of September 30, 2020, we held credit default swaps with notional amounts totaling $212.5 million. These credit default swaps had effective dates from February 2015 to August 2017 and expected maturity dates from October 2023 to October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $3.4 million as of September 30, 2020. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2020, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 0.148% to 0.129% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting(1)	Total

September 30, 2020:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$330	$—	$—	$330	(2)
Interest rate derivatives - caps	—	1	—	—	1	(2)
Credit default swaps	—	(1,651)	—	3,000	1,349	(2)
	—	(1,320)	—	3,000	1,680
Non-derivative assets:
Equity securities	1,741	—	—	—	1,741	(3)
Total	$1,741	$(1,320)	$—	$3,000	$3,421

December 31, 2019:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$42	$—	$257	$299	(2)
Interest rate derivatives - caps	—	47	—	—	47	(2)
Credit default swaps	—	(1,579)	—	2,924	1,345	(2)
	—	(1,490)	—	3,181	1,691
Non-derivative assets:
Equity securities	14,591	—	—	—	14,591	(3)
Total	$14,591	$(1,490)	$—	$3,181	$16,282
Liabilities
Derivative liabilities:
Credit default swaps	—	(1,092)	—	1,050	(42)	(4)
Net	$14,591	$(2,582)	$—	$4,231	$16,240
____________________________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported net as “derivative assets, net” in our consolidated balance sheets.

(3)	Reported as “marketable securities” in our consolidated balance sheets.

(4)	Reported net as “derivative liabilities, net” in our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following tables summarize the effect of fair value measured assets and liabilities on the consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2020		2019
Assets
Derivative assets:
Interest rate derivatives - floors	$(95)		$(2,016)
Interest rate derivatives - caps	(59)		(300)
Credit default swaps	323	(4)	(213)	(4)
	169		(2,529)
Non-derivative assets:
Equity	(724)		343
Total	(555)		(2,186)
Liabilities
Derivative liabilities:
Credit default swaps	—	(4)	(157)	(4)
Net	$(555)		$(2,343)

Total combined
Interest rate derivatives - floors	$6,185		$(1,866)
Interest rate derivatives - caps	(59)		(300)
Credit default swaps	323		(370)
Unrealized gain (loss) on derivatives	6,449	(1)	(2,536)	(1)
Realized gain (loss) on interest rate floors	(6,280)	(2)	(150)	(2)
Unrealized gain (loss) on marketable securities	(758)	(3)	315	(3)
Realized gain (loss) on marketable securities	34	(2)	28	(2)
Net	$(555)		$(2,343)
____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.

(4)	Excludes costs of $271 and $272 for the three months ended September 30, 2020 and 2019, respectively, included in “other income (expense)” associated with credit default swaps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2020		2019
Assets
Derivative assets:
Interest rate derivatives - floors	$668		$(97)
Interest rate derivatives - caps	(129)		(1,414)
Credit default swaps	1,019	(4)	(2,003)	(4)
	1,558		(3,514)
Non-derivative assets:
Equity	386		1,765
Total	1,944		(1,749)

Liabilities
Derivative liabilities:
Credit default swaps	—	(4)	(1,078)	(4)
Net	$1,944		$(2,827)

Total combined
Interest rate derivatives - floors	$10,173		$441
Interest rate derivatives - caps	(129)		(1,414)
Credit default swaps	1,019		(3,081)
Unrealized gain (loss) on derivatives	11,063	(1)	(4,054)	(1)
Realized gain (loss) on options on interest rate floors	(9,505)	(2)	(538)	(2)
Unrealized gain (loss) on marketable securities	(1,756)	(3)	1,721	(3)
Realized gain (loss) on marketable securities	2,142	(2)	44	(2)
Net	$1,944		$(2,827)

____________________________________

(1)	Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.

(3)	Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.

(4)	Excludes costs of $811 and $809 for the nine months ended September 30, 2020 and 2019, respectively, included in “other income (expense)” associated with credit default swaps.

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

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$1,741	$1,741	$14,591	$14,591
Derivative assets, net	1,680	1,680	1,691	1,691
Derivative liabilities, net	—	—	42	42

Financial assets not measured at fair value:
Cash and cash equivalents	$120,916	$120,916	$262,636	$262,636
Restricted cash	89,495	89,495	135,571	135,571
Accounts receivable, net	19,379	19,379	39,638	39,638
Notes receivable, net	8,121	7,715 to 8,527	7,709	7,323 to 8,095
Due from related parties, net	6,015	6,015	3,019	3,019
Due from third-party hotel managers	13,187	13,187	17,368	17,368

Financial liabilities not measured at fair value:
Indebtedness	$3,714,838	$3,219,700 to $3,558,619	$4,124,658	$3,881,453 to $4,290,027
Accounts payable and accrued expenses	100,110	100,110	124,226	124,226
Accrued interest payable	91,274	91,274	10,115	10,115
Dividends and distributions payable	868	868	20,849	20,849
Due to Ashford Inc., net	4,885	4,885	6,570	6,570
Due to third-party hotel managers	344	344	2,509	2,509

Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have original maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, accounts payable and accrued expenses, accrued interest payable, dividends and distributions payable, due to/from related parties, net, due to Ashford Inc., net and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $8.1 million at September 30, 2020 and approximately 95.0% to 105.0% of the carrying value of $7.7 million as of December 31, 2019.
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 86.7% to 95.8% of the carrying value of $3.7 billion at September 30, 2020 and approximately 94.1% to 104.0% of the carrying value of $4.1 billion at December 31, 2019. These fair value estimates are considered a Level 2 valuation technique.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(129,281)	$(31,177)	$(418,098)	$(85,476)
Less: Dividends on preferred stock	(10,644)	(10,645)	(31,932)	(31,933)
Less: Dividends on common stock	—	(5,997)	—	(23,841)
Less: Dividends on unvested performance stock units	—	(96)	—	(381)
Add: Claw back of dividends on unvested performance stock units	—	—	605	—
Less: Dividends on unvested restricted shares	—	(129)	—	(673)
Undistributed income (loss) allocated to common stockholders	(139,925)	(48,044)	(449,425)	(142,304)
Add back: Dividends on common stock	—	5,997	—	23,841
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(139,925)	$(42,047)	$(449,425)	$(118,463)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	11,767	9,997	10,721	9,979

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(11.89)	$(4.21)	$(41.92)	$(11.87)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(11.89)	$(4.21)	$(41.92)	$(11.87)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020		2019
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—		$129	$—		$673
Income (loss) allocated to unvested performance stock units	—		96	—		381
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	22,273	(1)	7,919	77,294	(1)	21,582
Total	$22,273		$8,144	$77,294		$22,636

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—		—	8		8
Effect of unvested performance stock units	—		—	—		9
Effect of assumed conversion of operating partnership units	1,869		1,934	1,877		1,900
Effect of contingently issuable shares	17		—	6		—
Total	1,886		1,934	1,891		1,917

_______________

(1)
Inclusive of preferred stock dividends in arrears of $1.4 million and $3.0 million for the three and nine months ended September 30, 2020, respectively, allocated to redeemable noncontrolling interests in operating partnership.

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
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of COVID-19, the annual cash retainer for each independent director serving on the Company’s board of directors would be temporarily reduced by 25% and would continue in effect until the board of directors determined in its discretion that the effects of COVID-19 had subsided. The Company also disclosed at that time that any amounts relinquished pursuant to the reduction in fees may be paid in the future, as determined by the board of directors in its discretion. On August 3, 2020, the Company announced that for fiscal year 2020, the independent directors will receive the full value of their annual cash retainer (without reduction). However, all remaining quarterly installments of the annual cash retainer (and any additional cash retainers for committee service or service as lead director), will instead be paid in either fully vested shares of common stock or LTIP units (at each director’s election). In May 2020 and September 2020, approximately 16,000 and 82,000 LTIP units, respectively, were issued to independent directors with fair values of approximately $107,000 and $160,000, respectively, which vested immediately upon grant and have been expensed during the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

nine months ended September 30, 2020. These grants represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors.
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Ashford Trust OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. As of September 30, 2020, there were approximately 130,000 Performance LTIP units, representing 200% of the target number granted, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. During the nine months ended September 30, 2020, approximately 109,000 performance-based LTIP units were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $1.4 million.
In March 2020, 50,000 Performance LTIP units with a fair value of $200,000 and a vesting period of three years were granted.
As of September 30, 2020, we have issued a total of 1.3 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 253,000 units (50,000 of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common units converted to stock	—	—	196	—
Fair value of common units converted	$—	$—	$959	$—
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	September 30, 2020	December 31, 2019
Redeemable noncontrolling interests (in thousands)	$20,532	$69,870
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	173,546	155,536
Ownership percentage of operating partnership	13.73%	15.92%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Allocated net (income) loss to the redeemable noncontrolling interests	$22,273	$7,919	$77,294	$21,582
Distributions declared to holders of common units, LTIP units and Performance LTIP units	—	1,316	—	5,256
Performance LTIP dividend claw back upon cancellation	—	—	(1,401)	—

14. Equity and Equity-Based Compensation
Common Stock Dividends—For the first, second and third quarters of 2020, the board of directors did not declare a quarterly common stock dividend. For the first, second and third quarters of 2019, the board of directors declared a quarterly dividend of $1.20, $0.60 and $0.60, respectively, per outstanding share of common stock.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

vests immediately upon issuance. In March 2020, 133,000 restricted stock units with a fair value of approximately $1.8 million and a vesting period of three years were granted. In May 2020, 14,000 shares of common stock were issued to independent directors with a fair value of approximately $84,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2020.
In May 2020 and September 2020, approximately 3,000 and 13,000 shares of common stock, respectively, were issued to independent directors with fair values of approximately $17,000 and $25,000, respectively, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2020. These grants represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors in connection with the COVID-19 related modifications to our director compensation program discussed in note 13.
Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of performance stock units (“PSUs”), which have a cliff vesting period of three years, to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. During the nine months ended September 30, 2020, 35,000 PSUs were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $378,000. In March 2020, 70,000 PSUs with a fair value of $560,000 and a vesting period of three years were granted.
During 2020, 66,000 PSUs were forfeited as a result of the separation of an executive officer from the Company. The forfeiture resulted in a credit to equity based compensation expense of approximately $1.9 million for the nine months ended September 30, 2020, which is included in “advisory services fees” on our consolidated statement of operations. Additionally, as a result of the forfeiture there was a claw back of the previously declared dividends in the amount of $227,000 for the nine months ended September 30, 2020.
Preferred Dividends—The board of directors declared quarterly dividends as presented below:

	Three Months Ended September 30,
	2020	2019
8.45% Series D Cumulative Preferred Stock	$—	$0.5281
7.375% Series F Cumulative Preferred Stock	—	0.4609
7.375% Series G Cumulative Preferred Stock	—	0.4609
7.50% Series H Cumulative Preferred Stock	—	0.4688
7.50% Series I Cumulative Preferred Stock	—	0.4688

The table below presents the accumulated but unpaid dividends in arrears as of September 30, 2020 (in thousands):

September 30, 2020
8.45% Series D Cumulative Preferred Stock ($1.06/share)	$2,524
7.375% Series F Cumulative Preferred Stock ($.92/share)	4,425
7.375% Series G Cumulative Preferred Stock ($.92/share)	5,715
7.50% Series H Cumulative Preferred Stock ($.94/share)	3,562
7.50% Series I Cumulative Preferred Stock ($.94/share)	5,062

Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares of our common stock or preferred stock were repurchased under the Repurchase Program during the nine months ended September 30, 2020 and 2019.
At-the-Market Equity Offering Program—On December 11, 2017, the Company established an “at-the-market” equity offering program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million. No shares of its common stock were issued under this program during the three and nine months ended

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

September 30, 2019. As of September 30, 2020, we have issued approximately 6.5 million shares of our common stock for gross proceeds of approximately $27.5 million. The program expired on September 28, 2020.
The table below summarizes the activity during the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Common stock issued	4,127	4,127
Gross proceed received	$12,009	$12,009
Commissions and other expenses	150	150
Net proceeds	$11,859	$11,859

15. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty J. Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc.
Under our advisory agreement, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the advisory agreement, subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale is between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At September 30, 2020, the monthly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually (or stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
On October 16, 2020, the independent members of the board of directors of Ashford Inc. provided the Company a 30-day deferral on the payment of: (i) approximately $3 million in base advisory fees with respect to the month of October 2020; and (ii) approximately $1 million in reimbursable expenses with respect to the month of October 2020 payable under the advisory agreement.
On November 5, 2020, the independent members of the board of directors of Ashford Inc. provided the Company an additional 30-day deferral of the base advisory fees that were previously deferred from October. Additionally, the independent members of the board of directors of Ashford Inc. provided the Company a 30-day deferral on the payment of approximately $3 million in base advisory fees with respect to the month of November 2020.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020		2019
Advisory services fee
Base advisory fee	$8,654	$8,949	$26,128		$27,300
Reimbursable expenses (1)	1,557	2,367	4,955		7,763
Equity-based compensation (2)	2,122	4,648	6,765	(3)	13,486
Total advisory services fee	$12,333	$15,964	$37,848		$48,549
________

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

(3)
During the nine months ended September 30, 2020, 66,000 PSUs were forfeited as a result of the separation of an executive officer from the Company. The forfeiture resulted in a credit to equity based compensation expense of approximately $1.9 million for the nine months ended September 30, 2020,

Lismore Advisory Fee
On March 20, 2020, Lismore Capital LLC (“Lismore”), a subsidiary of Ashford Inc., entered into an agreement with the Company to seek modifications, forbearances or refinancings of the Company’s loans (the “Lismore Agreement”). Pursuant to the Lismore Agreement, Lismore shall, during the agreement term (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Lismore Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
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
At the time of amendment, the Company had paid Lismore approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, the Company is still entitled, in the event that the Company does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees the Company or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by the Company to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of September 30, 2020, the Company has also paid $5.1 million related to periodic installments of which $3.2 million has been expensed in accordance with the agreement and $2.0 million may be offset against future fees under the agreement that are eligible for claw back under the agreement. As of September 30, 2020 approximately $5.8 million of the payments are included in “other assets.” Further, the Company has incurred $6.3 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. As of September 30, 2020, the Company has a payable of $3.0 million for these fees included in “Due to Ashford Inc., net” on our consolidated balance sheet.
On August 25, 2020, in light of the fact that Ashford Trust subsequently agreed to transfer the hotels underlying the Rockbridge Portfolio to the lender, the independent members of the board of directors of Ashford Inc. waived $540,000 of Lismore advisory fees associated with items (i) and (ii) above with respect to the Rockbridge Portfolio loan. Also on August 25, 2020, in light of the fact that Lismore negotiated access to the FF&E reserves but no forbearance on debt service, the independent members of the board of directors of Ashford Inc. waived $94,000 of Lismore advisory fees associated with items (i) and (ii) above with respect to the mortgage loan secured by La Posada de Santa Fe.
On October 16, 2020, the independent members of the board of directors of Ashford Inc. provided the Company a 30-day deferral on the payment of the success fees of approximately $3.0 million that were earned by Ashford Inc. during the third quarter. On November 5, 2020, the independent members of the board of directors of Ashford Inc. provided the Company an additional 30-day deferral of the payment of the success fees. For the three and nine months ended September 30, 2020, the Company has recognized expense of $9.2 million and $10.7 million, respectively, which is included in “write-off of premiums, loan costs and exit fees.” Additionally, the independent members of the board of directors of Ashford Inc. accelerated approximately $506,000

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. Such claw back credit is due to Ashford Trust in connection with certain properties Ashford Trust no longer owns.
Additionally on November 5, 2020, the independent members of the board of directors of Ashford Inc. provided the Company a 30-day deferral of potential Lismore success fees for the month of November 2020.
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust has entered into a contribution agreement with Ashford Inc. pursuant to which Ashford Trust has agreed to contribute, with Braemar Hotels & Resorts Inc. (“Braemar”), up to $15 million to fund the operations of Ashford Securities. As of September 30, 2020, Ashford Trust has funded approximately $3.0 million. As of September 30, 2020 and December 31, 2019, $385,000 and $1.6 million, respectively, of the pre-funded amounts were included in “other assets” on our consolidated balance sheets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2020	2019	2020	2019
Corporate, general and administrative	$591	$—	$1,604	$—

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
On August 19, 2020, the Embassy Suites New York Manhattan Times Square was sold. The hotel contained FF&E that was previously sold to Ashford LLC under the ERFP program. On November 5, 2020, the independent members of the board of directors of Ashford Inc. waived the requirement of the Company to provide replacement FF&E.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Project Management Agreement
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Ashford Inc.’s subsidiary, Premier Project Management LLC (“Premier”), pursuant to which Premier provides project management services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the project management agreement, we pay Premier: (a) project management fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision. On March 20, 2020, we amended the project management agreement to provide that Premier’s fees shall be paid by the Company to Premier upon the completion of any work provided by third party vendors to the Company.
Hotel Management Agreement
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. As a result of the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At September 30, 2020, Remington Hotels managed 68 of our 103 hotel properties and the WorldQuest condominium properties.
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
Remington Lodging (prior to Ashford Inc. acquisitions)
Between January 1, 2019 and November 5, 2019, we paid Remington Lodging monthly hotel management fees equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2020, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at September 30, 2020, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2021 and 2047. When

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2020	2019	2020	2019
Other hotel expenses	$4,808	$19,669	$22,069	$58,371

Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2020, we pay monthly hotel management fees equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 1% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2021 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2016 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of September 30, 2020, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of twenty years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of September 30, 2020, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”), and the appeal is still pending. By Order dated May 7, 2020, the Second Department referred the matter for mandatory mediation. The parties participated in mediation on June 22, 2020, however, they were not able to arrive at mutually acceptable settlement terms. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If, however, the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus attorneys’ fees. As of September 30, 2020, no amounts have been accrued.
In June 2020, each of the Company, Braemar, Ashford Inc., and Lismore, a subsidiary of Ashford Inc. (collectively with the Company, Braemar, Ashford Inc. and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, chairman of our board of directors, received an administrative subpoena from the SEC requiring testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies. The Company and Mr. Monty J. Bennett are responding to the administrative subpoenas.
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members are being prepared. Upon receipt, recipients of the notice will have 60 days to opt out of the class. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2020, no amounts have been accrued.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of September 30, 2020 and December 31, 2019, all of our hotel properties were domestically located.

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
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•
the impact of COVID-19 and numerous governmental travel restrictions and other orders on our business including a possible “second wave” or recurrence of COVID-19 cases causing state and local governments to reinstate travel restrictions;

•	our business and investment strategy;

•	anticipated or expected purchases or sales of assets;

•	our projected operating results;

•	completion of any pending transactions;

•	our ability to restructure existing property level indebtedness;

•
our ability to secure additional financing to enable us to operate our business during the pendency of COVID-related business weakness, which has materially impacted our operating cash flows and cash balances;

•	our ability to regain compliance with the NYSE continued listing standards;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
factors discussed in our Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as supplemented by our Current Report on Form 8-K filed May 8, 2020, our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;

•
adverse effects of COVID-19, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located, and a possible “second wave” or recurrence of COVID-19 cases causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;

•	ongoing negotiations with our lenders regarding potential forbearance or the exercise by our lenders of their remedies for default under our loan agreements;

•	actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans that are in default;

•	the substantial risk that it will be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code;

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	the ability to complete the preferred stock exchange offering;

•	general and economic business conditions affecting the lodging and travel industry;

•	changes in our business or investment strategy;

•	availability, terms, and deployment of capital;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	changes in our industry and the market in which we operate, interest rates, or local economic conditions;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels, Premier), Braemar, our executive officers and our non-independent directors;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	our ability to implement effective internal controls to address the material weakness identified in this report;

•	the timing or outcome of the SEC investigation;

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

We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2020, Remington Hotels, a subsidiary of Ashford Inc., managed 68 of our 103 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of September 30, 2020, owned approximately 454,117 shares of Ashford Inc. common stock, which represented an approximate 17.9% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of September 30, 2020 would have increased the Bennetts’ ownership interest in Ashford Inc. to 68.1%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of the Ashford Inc. entitled to vote on any given matter. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remain operational. As of September 30, 2020, operations at two of the Company’s hotels remain temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, a possible “second wave” or recurrence of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, the Company suspended the quarterly cash dividend on its common stock for the first, second and third quarters, suspended the quarterly cash dividend on its preferred stock for the second and third quarters and reduced planned capital expenditures, and working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees.
Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million comprised of mortgage and mezzanine loans) sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million comprised of mortgage and mezzanine loans), the lender for the mortgage, senior mezzanine and junior mezzanine loans with a principal amount of $144.2 million, and securing the Courtyard Billerica, Hampton Inn Columbus Easton, Hampton Inn Phoenix Airport, Homewood Suites Pittsburgh Southpointe, Hampton Inn Pittsburgh Waterfront, Hampton Inn Pittsburgh Washington, Residence Inn Stillwater and Courtyard Wichita, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million comprised of mortgage and mezzanine loans), each sent to us a notice of Uniform Commercial Code (“UCC”) sale, which provided that the respective lender would sell the subsidiaries of the Company that owned the respective hotels in a public auction. Transactions resulting in the disposition of these hotel properties and the associated extinguishment of the mortgage loans occurred in the third quarter of 2020. See notes 5 and 7 to our consolidated financial statements.
The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. The lender who holds the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) has sent us an acceleration notice which accelerated all payments due under the applicable loan documents, but negotiations are in process. On July 16, 2020, we reached a forbearance agreement with our lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of our hotels. Additionally, on August 5, 2020, we entered into a forbearance agreement with our lender for the loan secured by the Renaissance Nashville and Westin Princeton. On September 30, 2020, we signed forbearance agreements on our KEYS Loan Pools representing 34 hotels and approximately $1.2 billion of debt. In the aggregate, including the Highland Pool and KEYS Pool loans, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $2.6 billion out of approximately $3.7 billion in property level debt outstanding as of September 30, 2020. Additionally, certain of the Company’s hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company will default on some or all of the ground leases within the next twelve months.
The Company is also working more generally to contain costs while it experiences a significant decline in occupancy and RevPAR. The Company continues to suspend its quarterly cash dividend on its common and preferred stock and to look for opportunities to renegotiate cash obligations where possible. The Company continues to work closely with its hotel managers to significantly reduce its hotel operating expenses. The Company is dependent on its hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor.
As of September 30, 2020, the Company held cash and cash equivalents of $120.9 million and restricted cash of $89.5 million. During the three months ended September 30, 2020, we utilized cash, cash equivalents and restricted cash of $50.4 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties, and we continue to negotiate forbearance agreements with our lenders. Additionally as discussed above we have received various acceleration notices and UCC sale notices from our lenders. Any cost containment efforts we make also may not be effective or materially mitigate the impact of the significant decline in occupancy and RevPAR. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. If we are able to raise additional capital, such capital may consist of additional secured or unsecured debt (or convertible debt), preferred equity or common equity (or warrants to purchase equity), which may have claims senior to those of our existing security holders, or which may dilute the interests of our existing security holders. All of these items create uncertainty surrounding future cash flows. As a result of these uncertainties, management cannot reasonably estimate how long the Company’s current cash, cash equivalents and restricted cash will last, but if our cash utilization going forward is consistent with the third quarter of 2020 and we do not raise additional capital, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreements will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could transfer the hotels securing the mortgage loans to the respective lenders. Due to the uncertainty surrounding future cash flows and the impact to the Company’s financial position resulting from declining conditions in the hotel industry due to the COVID-19 pandemic, the Company is analyzing various strategic alternatives to address our liquidity and capital structure. Such alternatives include raising additional capital, refinancing or restructuring our indebtedness, negotiating forbearance agreements with our property level lenders, and/or seeking protection under Chapter 11 of the United States Bankruptcy Code. There can be no assurances that the Company will be able to successfully raise new capital, restructure its indebtedness, improve its financial position or complete any strategic transactions.
If we are unable to secure additional capital, we estimate that our existing capital resources will only be sufficient to fund our operations into the early part of fiscal year 2021. In addition, the Company’s determination that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued may cause certain defaults under the Company’s existing contracts. Despite our efforts to negotiate forbearance agreements with our property level lenders and contain costs generally, there is substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code. See “Risk Factors”.

The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:

•	as of November 4, 2020, the Company has temporarily suspended operations at two hotel properties. The Company’s remaining 101 hotel properties are open and operating;

•	the Company has significantly reduced its planned spending for capital expenditures for the fiscal year to approximately $50 million;

•	the Company has suspended its common dividend conserving approximately $7 million per quarter;

•	the Company has suspended its preferred stock dividends conserving approximately $10.6 million per quarter;

•
the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses and will continue to take all necessary additional actions to preserve capital and liquidity;

•
the Company ended the quarter with cash and cash equivalents of $120.9 million and restricted cash of $89.5 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $13.2 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs; and

•
the Company has partnered with local government agencies, medical staffing organizations, and hotel brands to support COVID-19 response efforts. To date, through various initiatives, the vast majority of Ashford Trust hotels have provided temporary lodging for first responders, health care professionals, and other community residents impacted by the pandemic.

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
On March 9, 2020, the Company sold the Crowne Plaza in Annapolis, Maryland for approximately $5.1 million. The sale resulted in a gain of approximately $3.6 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations.
On March 20, 2020, Lismore Capital LLC (“Lismore”), a subsidiary of Ashford Inc., entered into an agreement with the Company to seek modifications, forbearances or refinancings of the Company’s loans (the “Lismore Agreement”). Pursuant to the Lismore Agreement, Lismore shall, during the agreement term (which commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Ashford Trust on not less than thirty days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Lismore Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
On April 17, 2020, the Company was notified by the New York Stock Exchange (the “NYSE”) that the average closing price of the Company’s common stock over the prior 30 consecutive trading-day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual.
In June 2020, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse share split was effective as of the close of business on July 15, 2020. As a result of the reverse stock split, the number of shares of common stock outstanding was reduced from approximately 104.8 million shares to approximately 10.5 million shares on that date. Additionally, the number of outstanding common units, Long-Term Incentive Plan (“LTIP”) units and Performance LTIP units was reduced from approximately 20.5 million units to approximately 2.1 million units on that date. All common stock, common units, LTIP units, Performance LTIP units, PSUs and restricted stock units as well as per share data related to these classes of equity have been updated in the accompanying consolidated financial statements to reflect this reverse stock split for all periods presented. On August 3, 2020, the NYSE notified the Company that it had cured its non-compliance with the NYSE’s minimum average closing price per share standard because the average closing price of our common stock was above $1.00 per share on July 31, 2020 and for the 30 consecutive trading-day period ending July 31, 2020.
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
At the time of amendment, the Company had paid Lismore approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, the Company is still entitled, in the event that the Company does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees the Company or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by the Company to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of September 30, 2020, the Company has also paid $5.1 million related to periodic installments of which $3.2 million has been expensed in accordance with the agreement and $2.0 million may be offset against future fees under the agreement that are eligible for claw back under the agreement. Further, the Company has incurred $6.3 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. As of September 30, 2020, the Company has a payable of $3.0 million for these fees. For the three and nine months ended September 30, 2020, the Company has recognized expense of $9.2 million and $10.7 million, respectively, which is included in “write-off of premiums, loan costs and exit fees.” The Company also held a deposit of approximately $5.8 million, which is included in “other assets.”
On July 20, 2020, the Company filed a registration statement on Form S-4 with the SEC (the “Form S-4”). The Company is offering to exchange any and all of the outstanding shares of the following series of its preferred stock (8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock) for, at the election of each holder, consideration in the form of cash or shares of Company common stock with an expiration date of October 9, 2020 (the “Exchange Offers”). The total maximum aggregate consideration offered in the Exchange Offers is 126,048,813 newly issued shares of Company common stock. On October 2, 2020 the Company announced it was extending the expiration date of the Exchange Offers from October 9, 2020 to October 30, 2020 and that it was amending the Exchange Offers to waive certain conditions, including the condition that at least 66 2/3% of the outstanding preferred stock of each series tender into the Exchange Offer, as described further in the Company’s prospectus supplement filed on October 2, 2020. On October 26, 2020, the Company announced it was further extending the expiration date of the Exchange Offers from October 30, 2020 to November 20, 2020 and that it was amending the Exchange Offers to eliminate the option to elect the cash consideration and modifying the terms of the Exchange Offers to remove certain conditions as described further in the Company’s prospectus supplement filed on October 26, 2020.
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
On May 12, 2020, the lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($108.8 million mortgage loan and $36.2 million in mezzanine loans) sent the Company an acceleration notice which accelerated all payments due under the applicable loan documents. To remedy the acceleration notice, on August 19. 2020 the Company sold the Embassy Suites New York Manhattan Times Square for approximately $143.9 million of consideration, which consisted of $35.1 million in cash and $108.8 million in the form of the assumption of the mortgage loan. The sale resulted in a loss of approximately $40.4 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. Upon the loan assumption by the buyer, accrued interest was forgiven by the lender and the $35.1 million of proceeds were used to extinguish the $36.2 million of mezzanine loans, which resulted in a gain of $4.3 million which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On June 22, 2020, the lender for the W Hotel in Minneapolis, Minnesota ($45.8 million mortgage loan and a $5.8 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotel in a public auction. On September 15, 2020, the Company completed a consensual assignment of 100% of the equity interests in the owner of the W Hotel, which resulted in a gain on extinguishment of debt of approximately $1.1 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
On July 9, 2020, the mortgage, senior mezzanine and junior mezzanine loans with an aggregate principal balance of $144.2 million, secured by the Rockbridge Portfolio, matured and the Company failed to repay the loans on such maturity date. On August 19, 2020, the Company completed a consensual assignment of the entities that own the Rockbridge Portfolio in lieu of a UCC sale, which resulted in a gain on extinguishment of debt of approximately $65.2 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On July 23, 2020, the lender for MS C1 ($56.0 million mortgage loan and an $8.0 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. On September 21, 2020, the mezzanine lender for MS C1 conducted a UCC-foreclosure of its collateral consisting of 100% of the equity interests in the owners of the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Buena Vista hotels, which resulted in a gain on extinguishment of debt of approximately $19.7 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
On August 3, 2020, we amended our $35.2 million mortgage loan, secured by the Sheraton Ann Arbor hotel, which extended the maturity to July 2022. In conjunction with the amended terms, we repaid $1.0 million in principal, with another $1.0 million principal reduction due January 2021. The amended mortgage loan is interest only and bears interest at a rate of LIBOR + 3.95%, and has a LIBOR floor of 0.25%. This loan has a one-year extension option, subject to satisfaction of certain conditions.
On August 25, 2020, in light of the fact that Ashford Trust subsequently agreed to transfer the hotels underlying the Rockbridge Portfolio to the lender, the independent members of the board of directors of Ashford Inc. waived $540,000 of Lismore advisory fees associated with respect to the Rockbridge Portfolio loan. Also on August 25, 2020, in light of the fact that Lismore negotiated access to the FF&E reserves but no forbearance on debt service, the independent members of the board of directors of Ashford Inc. waived $94,000 of Lismore advisory fees with respect to the mortgage loan secured by La Posada de Santa Fe.
On October 1, 2020, the Company received written notification (the “Notice”) from the NYSE that the Company currently is not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the Company’s average market capitalization was less than $50 million over a consecutive 30 trading-day period and, at the same time, its stockholders’ equity was less than $50 million. As set forth in the Notice, as of September 30, 2020, the 30 trading-day average market capitalization of the Company was approximately $31.6 million and the Company’s last reported shareholders’ equity as of June 30, 2020 was $(38.4) million. The Company notified the NYSE that it would, within 45 days of receipt of the Notice, submit a plan to the NYSE setting forth the actions intended to be taken by the Company to return to conformity with Section 802.01B within 18 months of receipt of the Notice. The NYSE will review the Company’s plan and, within 45 days, make a determination as to whether the Company has made a reasonable demonstration of its ability to come into conformity with

Section 802.01B within 18 months. See “Risk Factors— If we are unable to regain compliance with continued listing criteria, our common stock could be delisted from the NYSE and it could have a substantial effect on our liquidity and results of operations.”
On October 16, 2020, the independent members of the board of directors of Ashford Inc. provided Ashford Trust a 30-day deferral on the payment of: (i) approximately $3 million in base advisory fees with respect to the month of October 2020; and (ii) approximately $1 million in reimbursable expenses with respect to the month of October 2020 payable under the advisory agreement.
On October 16, 2020, the independent members of the board of directors of Ashford Inc. provided Ashford Trust a 30-day deferral on the payment of approximately $3 million of success fees payable to Lismore. Additionally, the independent members of the board of directors of Ashford Inc. accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. Such claw back credit is due to Ashford Trust in connection with certain properties Ashford Trust no longer owns.
On November 5, 2020, the independent members of the board of directors of Ashford Inc.:
•provided the Company an additional 30-day deferral of the base advisory fees that were previously deferred from October;

•	provided the Company a 30-day deferral on the payment of approximately $3 million in base advisory fees with respect to the month of November 2020;
•provided the Company an additional 30-day deferral of the payment of Lismore success fees;
•provided the Company a 30-day deferral of potential Lismore success fees for the month of November 2020; and

•	waived the requirement of the Company to provide replacement FF&E for FF&E that was previously sold to Ashford LLC under the ERFP program at the Embassy Suites New York Manhattan Times Square.
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
On October 27, 2020, the Company issued a press release and furnished a Current Report on Form 8-K announcing its financial results for the third quarter ended September 30, 2020. In such press release and report, the Company reversed default interest and late charges under its troubled debt restructurings immediately in the period that the relevant forbearance agreement was signed as a result of there being no contractual obligation to pay the default interest and late charges. Subsequent to the issuance of such financial results, the Company corrected the manner in which it accounted for default interest and late charges under its troubled debt restructurings, such that all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. This resulted in additional interest expense for the three and nine months ended September 30, 2020 of $35.9 million. On November 9, 2020, the Company furnished an amendment to its Current Report on Form 8-K furnished on October 27, 2020 which included corrected earnings tables for the aforementioned change to the third quarter consolidated financial statements.
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Favorable/ (Unfavorable) Change	Nine Months Ended September 30,		Favorable/ (Unfavorable) Change
	2020	2019		2020	2019
Total revenue	$93,043	$374,237	$(281,194)	$417,985	$1,148,103	$(730,118)
Total hotel operating expenses	(83,150)	(238,909)	155,759	(351,415)	(719,088)	367,673
Property taxes, insurance and other	(20,876)	(21,972)	1,096	(62,048)	(64,131)	2,083
Depreciation and amortization	(62,909)	(67,906)	4,997	(194,275)	(202,595)	8,320
Impairment charges	(29,926)	—	(29,926)	(85,144)	(6,533)	(78,611)
Transaction costs	—	—	—	—	(2)	2
Advisory services fee	(12,333)	(15,964)	3,631	(37,848)	(48,549)	10,701
Corporate, general and administrative	(8,004)	(2,410)	(5,594)	(16,204)	(7,928)	(8,276)
Gain (loss) on sale of assets and hotel properties	(40,370)	2,362	(42,732)	(36,753)	2,923	(39,676)
Operating income (loss)	(164,525)	29,438	(193,963)	(365,702)	102,200	(467,902)
Equity in earnings (loss) of unconsolidated entities	(121)	(278)	157	(279)	(2,208)	1,929
Interest income	12	836	(824)	664	2,402	(1,738)
Other income (expense)	(6,179)	(328)	(5,851)	(7,806)	(982)	(6,824)
Interest expense and amortization of loan costs	(66,994)	(66,356)	(638)	(212,161)	(200,509)	(11,652)
Write-off of premiums, loan costs and exit fees	(9,469)	(426)	(9,043)	(11,499)	(2,578)	(8,921)
Gain (loss) on extinguishment of debt	90,325	—	90,325	90,325	—	90,325
Unrealized gain (loss) on marketable securities	(758)	315	(1,073)	(1,756)	1,721	(3,477)
Unrealized gain (loss) on derivatives	6,449	(2,536)	8,985	11,063	(4,054)	15,117
Income tax (expense) benefit	(366)	249	(615)	1,519	(3,052)	4,571
Net income (loss)	(151,626)	(39,086)	(112,540)	(495,632)	(107,060)	(388,572)
(Income) loss attributable to noncontrolling interest in consolidated entities	72	(10)	82	240	2	238
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	22,273	7,919	14,354	77,294	21,582	55,712
Net income (loss) attributable to the Company	$(129,281)	$(31,177)	$(98,104)	$(418,098)	$(85,476)	$(332,622)

All hotel properties owned during the three and nine months ended September 30, 2020 and 2019 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2020 and 2019. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Embassy Suites New York Manhattan Times Square (1)	New York, NY	Acquisition	January 22, 2019
Hilton Santa Cruz/Scotts Valley (2)	Santa Cruz, CA	Acquisition	February 26, 2019
San Antonio Marriott (1)	San Antonio, TX	Disposition	August 2, 2019
Hilton Garden Inn Wisconsin Dells (1)	Wisconsin Dells, WI	Disposition	August 6, 2019
Courtyard Savannah (1)	Savannah, GA	Disposition	August 14, 2019
SpringHill Suites Jacksonville (1)	Jacksonville, FL	Disposition	December 3, 2019
Crowne Plaza Annapolis (1)	Annapolis, MD	Disposition	March 9, 2020
Columbus Hampton Inn Easton (1)	Columbus, OH	Disposition	August 19, 2020
Stillwater Residence Inn (1)	Stillwater, OK	Disposition	August 19, 2020
Washington Hampton inn Pittsburgh Meadow Lands (1)	Pittsburgh, PA	Disposition	August 19, 2020
Phoenix Hampton Inn Airport North (1)	Phoenix, AZ	Disposition	August 19, 2020
Pittsburgh Hampton Inn Waterfront West Homestead (1)	Pittsburgh, PA	Disposition	August 19, 2020
Wichita Courtyard by Marriott Old Town (1)	Wichita, KS	Disposition	August 19, 2020
Canonsburg Homewood Suites Pittsburgh Southpointe (1)	Pittsburgh, PA	Disposition	August 19, 2020
Billerica Courtyard by Marriott Boston (1)	Boston, MA	Disposition	August 19, 2020
Embassy Suites New York Manhattan Times Square (1)	New York, NY	Disposition	August 19, 2020
W Minneapolis (1)	Minneapolis, MN	Disposition	September 15, 2020
Courtyard Louisville (1)	Louisville, KY	Disposition	September 21, 2020
Courtyard Ft. Lauderdale (1)	Ft. Lauderdale, FL	Disposition	September 21, 2020
Residence Inn Lake Buena Vista (1)	Lake Buena Vista, FL	Disposition	September 21, 2020
____________________________________

(1)	Collectively referred to as “Hotel Dispositions”

(2)	Referred to as “Hotel Acquisition”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RevPAR (revenue per available room)	$35.72	$128.77	$49.07	$130.16
Occupancy	30.81%	78.25%	34.78%	77.30%
ADR (average daily rate)	$115.96	$164.57	$141.06	$168.37
The following table illustrates the key performance indicators of the 103 and 102 comparable hotel properties and WorldQuest that were included for the full three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RevPAR (revenue per available room)	$37.90	$143.64	$52.99	$146.26
Occupancy	31.16%	78.47%	34.71%	77.78%
ADR (average daily rate)	$121.62	$183.05	$152.68	$188.05

Comparison of the Three Months Ended September 30, 2020 and 2019
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $98.1 million, from $31.2 million for the three months ended September 30, 2019 (the “2019 quarter”) to $129.3 million for the three months ended September 30, 2020 (the “2020 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $222.1 million, or 73.6%, to $79.6 million in the 2020 quarter compared to the 2019 quarter. This decrease is attributable to lower rooms revenue of $24.7 million from our Hotel Dispositions and $197.4 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic. Our comparable hotel properties experienced a decrease of 33.6% in room rates and a decrease of 4,731 basis points in occupancy.
Food and beverage revenue decreased $48.7 million, or 90.7%, to $5.0 million. This decrease is attributable to lower food and beverage revenue of $1.8 million from our Hotel Dispositions and $47.0 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, decreased $9.6 million, or 54.3%, to $8.1 million. This decrease is primarily attributable to a decrease of $1.2 million from our Hotel Dispositions and $8.5 million at our comparable hotel properties as a result of the COVID-19 pandemic. Other non-hotel revenue decreased $711,000, or 68.1%, to $333,000 in the 2020 quarter as compared to the 2019 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $155.8 million, or 65.2%, to $83.2 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $85.7 million in the 2020 quarter as compared to the 2019 quarter, as a result of the COVID-19 pandemic, which was comprised of a decrease of $7.5 million from our Hotel Dispositions and $78.1 million from our comparable hotel properties and WorldQuest. Direct expenses were 28.1% of total hotel revenue for the 2020 quarter and 29.9% for the 2019 quarter. Indirect expenses and management fees decreased $70.1 million in the 2020 quarter as compared to the 2019 quarter, which was comprised of a decrease of $9.0 million from our Hotel Dispositions and $61.1 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $1.1 million, or 5.0%, to $20.9 million during the 2020 quarter compared to the 2019 quarter, which was primarily due to decrease of $1.3 million from our Hotel Dispositions, partially offset by $163,000 at our comparable hotel properties and WorldQuest.
Depreciation and Amortization. Depreciation and amortization decreased $5.0 million, or 7.4%, to $62.9 million during the 2020 quarter compared to the 2019 quarter, which was primarily due to a decrease of $2.6 million from our Hotel Dispositions and $2.4 million from our comparable hotel properties and WorldQuest.
Impairment Charges. In the 2020 quarter, we recorded an impairment charge of $29.9 million. The impairment charge of $29.9 million was related to the disposition of the W Minneapolis. In conjunction with this disposition, we engaged a third party valuation expert to assist in determining the fair value of the hotel property. The impairment charge resulted from the difference between the estimated fair value of the property and the net book value and was based on methodologies that included the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques. There were no impairment charges during the 2019 quarter.
Advisory Services Fee. Advisory services fee decreased $3.6 million, or 22.7%, to $12.3 million in the 2020 quarter compared to the 2019 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2020 quarter, the advisory services fee was comprised of a base advisory fee of $8.7 million, equity-based compensation of $2.1 million, associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $1.6 million. In the 2019 quarter, the advisory services fee was comprised of a base advisory fee of $8.9 million, equity-based compensation of $4.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $2.4 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $5.6 million, or 232.1%, to $8.0 million during the 2020 quarter compared to the 2019 quarter. The increase was primarily attributable to $4.9 million of legal and professional fees, $685,000 of reimbursed operating expenses of Ashford Securities paid by Ashford Trust and other miscellaneous expenses of $100,000, partially offset by lower public company costs of $115,000.
Gain (Loss) on Sale of Assets and Hotel Properties. Gain (Loss) on sale of assets and hotel properties changed $42.7 million from a gain of $2.4 million in the 2019 quarter to a loss of $40.4 million in the 2020 quarter. The loss in the 2020 quarter of $40.4 million was related to the disposition of the Embassy Suites New York Manhattan Times Square. The gain in the 2019 quarter was

$2.7 million and was related to the sale of the San Antonio Marriott and two units at WorldQuest. This gain was partially offset by a loss of $312,000 related to the sale of the Hilton Garden Inn Wisconsin Dells and Courtyard Savannah.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities decreased $157,000, or 56.5% to $121,000 during the 2020 quarter compared to the 2019 quarter. The 2020 quarter included equity in loss of $121,000 from OpenKey. The 2019 quarter included equity in loss of $182,000 from Ashford Inc. and $96,000 from OpenKey.
Interest Income. Interest income was $12,000 and $836,000 for the 2020 quarter and the 2019 quarter, respectively.
Other Income (Expense). Other expense increased $5.9 million, to $6.2 million during the 2020 quarter compared to the 2019 quarter. In the 2020 quarter, we recorded other expense of $271,000 related to CMBX premiums and interest paid on collateral and a realized loss of $6.3 million on interest rate floors. These expenses were partially offset by other income of $337,000 and a realized gain on marketable securities of $34,000. In the 2019 quarter, we recorded other expense of $272,000 related to CMBX premiums and interest paid on collateral, a realized loss of $150,000 on interest rate floors and other expense of $5,000. These expenses were partially offset by dividend income of $71,000, and a realized gain on marketable securities of $28,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $638,000, or 1.0%, to $67.0 million during the 2020 quarter compared to the 2019 quarter. The increase is primarily due to accruals for additional default interest and late payment charges of $27.6 million. The increase is partially offset by a decrease of $26.5 million at our comparable hotel properties primarily due to lower LIBOR rates and $455,000 from our Hotel Dispositions. The average LIBOR rates in the 2020 quarter and the 2019 quarter were 0.16% and 2.15%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $9.0 million to $9.5 million in the 2020 quarter compared to the 2019 quarter. In the 2020 quarter, we executed amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. In conjunction with these amendments, third-party fees incurred were $295,000 and Lismore fees incurred were $9.2 million, totaling $9.5 million. In the 2019 quarter, we incurred write-off of unamortized loan costs of $288,000 and other costs of $138,000 as a result of loan refinances and hotel property sales.
Gain (loss) on Extinguishment of Debt. In the 2020 quarter, we recorded a gain on extinguishment of debt of $90.3 million. The gain was comprised of; (i) $65.2 million on our $144.2 million mortgage loan secured by the Columbus Hampton Inn Easton, Canonsburg Homewood Suites Pittsburgh Southpointe, Billerica Courtyard, Wichita Courtyard, Washington Hampton Inn Pittsburgh Meadow Lands, Pittsburgh Hampton Inn Waterfront West Homestead, Stillwater Residence Inn, and the Phoenix Hampton Inn Airport North; (ii) $4.3 million on our $145.0 million mortgage loan secured by the Embassy Suites New York Manhattan Times Square; (iii) $1.1 million on our $51.6 million mortgage loan secured by the W Minneapolis; and (iv) $19.7 million on our $64.0 million mortgage loan secured by the Courtyard Louisville, Courtyard Ft. Lauderdale and the Residence Inn Lake Buena Vista. There was no gain (loss) on extinguishment of debt during the 2019 quarter.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities changed $1.1 million, from an unrealized gain of $315,000 in the 2019 quarter to an unrealized loss of $758,000 in the 2020 quarter. This change was primarily based on changes in closing market prices during the quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $9.0 million from a loss of $2.5 million in the 2019 quarter to a gain $6.4 million in the 2020 quarter. In the 2020 quarter, we recognized an unrealized gain of $6.3 million on interest rate floors, which is associated with the recognition of realized losses from the expiration of interest rate floors and a gain of $323,000 from CMBX tranches, partially offset by an unrealized loss of $59,000 associated with interest rate caps and a $95,000 loss on interest rate floors. In the 2019 quarter, we recognized unrealized losses of $2.0 million related to interest rate floors, $370,000 from CMBX tranches and $300,000 associated with interest rate caps. These losses were partially offset by an unrealized gain of $150,000 associated with the recognition of a realized loss from the termination of an interest rate floor. The fair value of interest rate floors and interest rate caps are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $615,000, from an income tax benefit of $249,000 in the 2019 quarter to income tax expense of $366,000 in the 2020 quarter. This change was primarily due to normal changes quarter over quarter in the valuation allowance recorded on our TRS entities’ deferred tax assets.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities were allocated a loss of $72,000 and income of $10,000 in the 2020 quarter and the 2019 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Net loss attributable to redeemable noncontrolling interests in operating partnership increased $14.4 million, from $7.9 million in the 2019 quarter to

$22.3 million in the 2020 quarter. Redeemable noncontrolling interests represented ownership interests of 13.73% and 15.92% in the operating partnership at September 30, 2020 and 2019, respectively.
Comparison of the Nine Months Ended September 30, 2020 and 2019
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $332.6 million from $85.5 million for the nine months ended September 30, 2019 (the “2019 period”) to $418.1 million for the nine months ended September 30, 2020 (the “2020 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $577.5 million, or 63.4%, to $332.8 million in the 2020 period compared to the 2019 period. This decrease is attributable to lower rooms revenue of $513.0 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $62.6 million from our Hotel Dispositions and $2.0 million from our Hotel Acquisition. Our comparable hotel properties experienced a decrease of 18.8% in room rates and a decrease of 4,307 basis points in occupancy.
Food and beverage revenue decreased $128.0 million, or 70.3%, to $54.1 million in the 2020 period compared to the 2019 period. This decrease is attributable to lower food and beverage revenue of $121.9 million at our comparable hotel properties as a result of the COVID-19 pandemic and WorldQuest, $5.6 million from our Hotel Dispositions and $508,000 from our Hotel Acquisition.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, decreased $22.8 million, or 43.5%, to $29.6 million in the 2020 period compared to the 2019 period. This decrease is attributable to lower other revenue of $19.9 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $2.8 million from our Hotel Dispositions, $15,000 from our Hotel Acquisition and lower business interruption revenue of $91,000. In the 2019 period, we received $91,000 of business interruption income related to SpringHill Suites BWI Hotel. No business interruption income was recorded in the 2020 period. Other non-hotel revenue decreased $1.9 million, or 57.4%, to $1.4 million in the 2020 period.
Hotel Operating Expenses. Hotel operating expenses decreased $367.7 million, or 51.1%, to $351.4 million in the 2020 period compared to the 2019 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $201.1 million in the 2020 period compared to the 2019 period, which was comprised of a decrease of $181.4 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $18.8 million from our Hotel Dispositions and $912,000 from our Hotel Acquisition. Direct expenses were 32.2% of total hotel revenue for 2020 and 29.3% for the 2019 period. Indirect expenses and management fees decreased $166.6 million in the 2020 period compared to the 2019 period, which was comprised of a decrease of $145.3 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $20.7 million from our Hotel Dispositions and $563,000 from our Hotel Acquisition.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $2.1 million or 3.2%, to $62.0 million in the 2020 period compared to the 2019 period, which was primarily due to an decrease of $2.3 million from our Hotel Dispositions and $465,000 at our comparable hotel properties, partially offset by an increase of $82,000 from our Hotel Acquisition and the receipt of a property tax refund of $590,000 in the 2019 period.
Depreciation and Amortization. Depreciation and amortization decreased $8.3 million or 4.1%, to $194.3 million in the 2020 period compared to the 2019 period, which was primarily due to $5.8 million from our Hotel Dispositions and $2.7 million at our comparable hotel properties and WorldQuest, partially offset by an increase of $173,000 from our Hotel Acquisition.
Impairment Charges. Impairment charges increased $78.6 million to $85.1 million in the 2020 period compared to the 2019 period. The impairment charges was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
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
In the second quarter we recorded an impairment charge of $27.6 million. On July 9, 2020, the non-recourse mortgage loan secured by eight hotel properties matured. The lender provided notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. As a result, as of June 30, 2020, the estimated fair value of each hotel property was compared to its carrying value. The impairment charge was comprised of $1.7 million at the Columbus Hampton Inn Easton, $1.8 million at the Canonsburg Homewood Suites Pittsburgh Southpointe, $9.5

million at the Billerica Courtyard, $6.1 million at the Wichita Courtyard, $3.0 million at the Washington Hampton Inn Pittsburgh Meadow Lands, $3.0 million at the Pittsburgh Hampton Inn Waterfront West Homestead and $2.4 million at the Stillwater Residence Inn.
In the third quarter of 2020 we recorded an impairment charge of $29.9 million. In conjunction with the disposition of the W Minneapolis, we engaged a third party valuation expert to assist in determining the fair value of the hotel property. The impairment charge was comprised of $29.9 million resulting from the difference between the estimated fair value of the property and the net book value. We recorded an impairment charge of $6.5 million in the 2019 period, which was comprised of $5.1 million at the Courtyard Savannah Downtown and $1.4 million at the Wisconsin Dells Hilton Garden Inn.
Advisory Services Fee. Advisory services fee decreased $10.7 million, or 22.0%, to $37.8 million in the 2020 period compared to the 2019 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2020 period, the advisory services fee was comprised of a base advisory fee of $26.1 million, equity-based compensation of $6.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., which is inclusive of a $1.9 million credit related to PSU forfeitures, and reimbursable expenses of $5.0 million. In the 2019 period, the advisory services fee was comprised of a base advisory fee of $27.3 million, equity-based compensation of $13.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $7.8 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $8.3 million, or 104.4%, to $16.2 million in the 2020 period compared to the 2019 period. The increase was primarily attributable to higher legal and professional fees of $6.9 million and $1.7 of reimbursed operating expenses of Ashford Securities paid by Ashford Trust, partially offset by lower public company costs of $289,000 and $72,000 of other miscellaneous expenses.
Gain (Loss) on Sale of Assets and Hotel Properties. Gain (loss) on sale of assets and hotel properties changed $39.7 million, from a gain of $2.9 million in the 2019 period to a loss of $36.8 million in the 2020 period. The loss in the 2020 period was comprised of a $40.4 million loss related to the sale of the Embassy Suites New York Manhattan Times Square, partially offset by a gain of $3.6 million related to the sale of the Annapolis Crowne Plaza. The gain in the 2019 period was comprised of $2.7 million gain related to the sale of the San Antonio Marriott and two units at WorldQuest and a $561,000 gain related to the sale of assets at the Santa Fe La Posada, Hilton Santa Cruz/Scotts Valley, Minneapolis Le Meridien and the Embassy Suites New York Manhattan Times Square related to ERFP. These gains were partially offset by a loss of $312,000 from the sale of the Hilton Garden Inn Wisconsin Dells and Courtyard Savannah.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities decreased $1.9 million, or 87.4%, to $279,000 in the 2020 period compared to the 2019 period. The 2020 period included equity in loss of $279,000 from OpenKey. The 2019 period included equity in loss of $1.9 million from Ashford Inc. and $312,000 from OpenKey.
Interest Income. Interest income was $664,000 and $2.4 million for the 2020 period and the 2019 period, respectively.
Other Income (Expense). Other expense increased $6.8 million to $7.8 million in the 2020 period compared to the 2019 period. In the 2020 period, we recorded expense of $811,000 from CMBX premiums and interest paid on collateral and a realized loss of $9.5 million on interest rate floors. These expenses were partially offset by a realized gain of $2.1 million on sale of marketable securities, other income of $336,000 and dividend income of $31,000. In the 2019 period, we recorded other expense of $809,000 related to CMBX premiums and interest paid on collateral and a realized loss of $538,000 on interest rate floors. These expenses were partially offset by dividend income of $192,000, other income of $129,000 and realized gain on marketable securities of $44,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $11.7 million, or 5.8%, to $212.2 million in the 2020 period compared to the 2019 period. The increase is primarily due to accruals for additional default interest and late payment charges of $71.2 million, $953,000 from our Hotel Acquisition and $285,000 from our Hotel Dispositions. These increases were partially offset by a decrease of $60.7 million at our comparable hotel properties primarily due to lower LIBOR rates. The average LIBOR rates in the 2020 period and the 2019 period were 0.64% and 2.36%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $8.9 million to $11.5 million in the 2020 period compared to the 2019 period. In the 2020 period, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments were $678,000 and fees paid to Lismore were $10.7 million, totaling $11.4 million. We also wrote-off unamortized loan costs of $47,000 and incurred other costs of $48,000 as a result of a loan refinance. In the 2019 period, we incurred write-off of loan costs and exit fees of approximately $2.6 million consisting of the write-off of unamortized loan costs of approximately $2.4 million and other costs of $228,000 as a result of loan refinances and hotel property sales.

Gain (loss) on Extinguishment of Debt. In the 2020 period, we recorded a gain on extinguishment of debt of $90.3 million. (i) $65.2 million on our $144.2 million mortgage loan secured by the Columbus Hampton Inn Easton, Canonsburg Homewood Suites Pittsburgh Southpointe, Billerica Courtyard, Wichita Courtyard, Washington Hampton Inn Pittsburgh Meadow Lands, Pittsburgh Hampton Inn Waterfront West Homestead, Stillwater Residence Inn, and the Phoenix Hampton Inn Airport North; (ii) $4.3 million on our $145.0 million mortgage loan secured by the Embassy Suites New York Manhattan Times Square; (iii) $1.1 million on our $51.6 million mortgage loan secured by the W Minneapolis; and (iv) $19.7 million on our $64.0 million mortgage loan secured by the Courtyard Louisville, Courtyard Ft. Lauderdale and the Residence Inn Lake Buena Vista. There was no gain (loss) on extinguishment of debt during the 2019 period.
Unrealized Gain (Loss) on Marketable Securities. We recorded a $1.8 million unrealized loss on marketable securities in the 2020 period and a $1.7 million unrealized gain on marketable securities in the 2019 period, which are based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives changed $15.1 million from an unrealized loss of $4.1 million in the 2019 period to an unrealized gain of $11.1 million in the 2020 period. In the 2020 period, we recognized unrealized gains of $1.0 million related to CMBX tranches, $10.2 million from interest rate floors of which $9.5 million is associated with the recognition of realized losses from the expiration of interest rate floors, partially offset by an unrealized loss of $129,000 associated with interest rate caps. In the 2019 period, we recognized an unrealized loss of $3.1 million related to CMBX tranches, $1.4 million associated with interest rate caps, and $97,000 from interest rate floors. These losses were partially offset by an unrealized gain of $538,000 associated with the recognition of realized losses from the termination of interest rate floors.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $4.6 million, from income tax expense of $3.1 million in the 2019 period to an income tax benefit of $1.5 million in the 2020 period. This change was primarily due to a decrease in the profitability of our TRS entities in the 2020 period compared to the 2019 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated losses of $240,000 and $2,000 in the 2020 and 2019 periods, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $77.3 million and $21.6 million in the 2020 and 2019 periods, respectively. Redeemable noncontrolling interests represented ownership interests of 13.73% and 15.92% in the operating partnership at September 30, 2020 and 2019, respectively.
LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remain operational. As of September 30, 2020, operations at two of the Company’s hotels remain temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, a possible “second wave” or recurrence of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, the Company suspended the quarterly cash dividend on its common stock for the first, second and third quarters, suspended the quarterly cash dividend on its preferred stock for the second and third quarters and reduced planned capital expenditures, and working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees.
Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million comprised of mortgage and mezzanine loans) sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million comprised of mortgage and mezzanine loans), the lender for the mortgage, senior mezzanine and junior mezzanine loans with a principal amount of $144.2 million, and securing the Courtyard Billerica, Hampton Inn Columbus Easton, Hampton Inn Phoenix Airport, Homewood Suites Pittsburgh Southpointe, Hampton Inn Pittsburgh Waterfront, Hampton Inn Pittsburgh Washington, Residence Inn Stillwater and Courtyard Wichita, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million comprised of mortgage and mezzanine loans), each sent to us a notice of Uniform Commercial Code (“UCC”) sale, which provided that the respective lender would sell the subsidiaries of the Company that owned the respective hotels in a public auction. Transactions resulting in the disposition of these hotel properties and the associated extinguishment of the mortgage loans occurred in the third quarter of 2020. See notes 5 and 7to our consolidated financial statements.
The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. The lender who holds the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) has sent us an acceleration notice which accelerated all payments due under the applicable loan documents, but negotiations are in process. On July 16, 2020, we reached a forbearance agreement with our lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of our hotels. Additionally, on August 5, 2020, we entered into a forbearance agreement with our lender for the loan secured by the Renaissance Nashville and Westin Princeton. On September 30, 2020, we signed forbearance agreements on our KEYS Loan Pools representing 34 hotels and approximately $1.2 billion of debt. In the aggregate, including the Highland Pool and KEYS Pool loans, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $2.6 billion out of approximately $3.7 billion in property level debt outstanding as of September 30, 2020. Additionally, certain of the Company’s hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company will default on some or all of the ground leases within the next twelve months.
As of September 30, 2020, the Company held cash and cash equivalents of $120.9 million and restricted cash of $89.5 million. During the three months ended September 30, 2020, we utilized cash, cash equivalents and restricted cash of $50.4 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties, and we continue to negotiate forbearance agreements with our lenders. Additionally as discussed above we have received various acceleration notices and UCC sale notices from our lenders. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. If we are able to raise additional capital, such capital may consist of additional secured or unsecured debt (or convertible debt), preferred equity or common equity (or warrants to purchase equity), which may have claims senior to those of our existing security holders, or which may dilute the interests of our existing security holders. All of these items create uncertainty surrounding future cash flows. As a result of these uncertainties, management cannot reasonably estimate how long the Company’s current cash, cash equivalents and restricted cash will last, but if our cash utilization going forward is consistent with the third quarter of 2020 and we do not raise additional capital, it is possible that the Company may utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
The Company is also working more generally to contain costs while it experiences a significant decline in occupancy and RevPAR. The Company continues to suspend its quarterly cash dividend on its common and preferred stock and to look for opportunities to renegotiate cash obligations where possible. The Company continues to work closely with its hotel managers to significantly reduce its hotel operating expenses. The Company is dependent on its hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor.
Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles require that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreements will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could transfer the hotels securing the mortgage loans to the respective lenders. Any cost containment efforts we make also may not be effective or materially mitigate the impact of the significant decline in occupancy and RevPAR. Due to the uncertainty surrounding future cash flows and the impact to the Company’s financial position resulting from declining conditions in the hotel industry due to the COVID-19 pandemic, the Company is analyzing various strategic alternatives to address our liquidity and capital structure. Such alternatives include raising additional capital, refinancing or restructuring our indebtedness, negotiating forbearance agreements with our property level lenders, and/or seeking protection under Chapter 11 of the United States Bankruptcy Code. There can be no assurances that the Company will be able to successfully raise new capital, restructure its indebtedness, improve its financial position or complete any strategic transactions.
If we are unable to secure additional capital, we estimate that our existing capital resources will only be sufficient to fund our operations into the early part of fiscal year 2021. In addition, the Company’s determination that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued may cause certain defaults under the Company’s existing contracts. Despite our efforts to negotiate forbearance agreements with our property level lenders and contain costs generally, there is substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code. See “Risk Factors”.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:

•	as of November 4, 2020, the Company has temporarily suspended operations at two hotel properties. The Company’s remaining 101 hotel properties are open and operating;

•	the Company has significantly reduced its planned spending for capital expenditures for the fiscal year to approximately$50 million;

•	the Company has suspended its common dividend conserving approximately $7 million per quarter;

•	the Company has suspended its preferred stock dividends conserving approximately $10.6 million per quarter;

•
the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses and will continue to take all necessary additional actions to preserve capital and liquidity;

•
the Company ended the quarter with cash and cash equivalents of $120.9 million and restricted cash of $89.5 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $13.2 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs; and

•
the Company has partnered with local government agencies, medical staffing organizations, and hotel brands to support COVID-19 response efforts. To date, through various initiatives, the vast majority of Ashford Trust hotels have provided temporary lodging for first responders, health care professionals, and other community residents impacted by the pandemic.

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
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2020 pursuant to the Repurchase Program.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. During the three and nine months ended September 30, 2020, we issued approximately 4.1 million shares of our common stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $12.0 million and net proceeds of approximately $11.9 million after discounts and commissions to the selling agents. As of September 30, 2020, we have issued approximately 6.5 million shares of our common stock for gross proceeds of approximately $27.5 million. The program expired on September 28, 2020.
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
On May 12, 2020, the lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($108.8 million mortgage loan and $36.2 million in mezzanine loans) sent the Company an acceleration notice which accelerated all payments due under the applicable loan documents. To remedy the acceleration notice, on August 19. 2020 the Company sold the Embassy Suites New York Manhattan Times Square for approximately $143.9 million of consideration, which consisted of $35.1 million in cash and $108.8 million in the form of the assumption of the mortgage loan. The sale resulted in a loss of approximately $40.4 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. Upon the loan assumption by the buyer, accrued interest was forgiven by the lender and the $35.1 million of proceeds were used to extinguish the $36.2 million of mezzanine loans, which resulted in a gain of $4.3 million which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On June 22, 2020, the lender for the W Hotel in Minneapolis, Minnesota ($45.8 million mortgage loan and a $5.8 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotel in a public auction. On September 15, 2020, the Company completed a consensual assignment of 100% of the equity interests in the owner of the W Hotel, which resulted in a gain on extinguishment of debt of approximately $1.1 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
On July 9, 2020, the mortgage, senior mezzanine and junior mezzanine loans with an aggregate principal balance of $144.2 million, secured by the Rockbridge Portfolio, matured and the Company failed to repay the loans on such maturity date. On August 19, 2020, the Company completed a consensual assignment of the entities that own the Rockbridge Portfolio in lieu of a UCC sale, which resulted in a gain on extinguishment of debt of approximately $65.2 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On July 20, 2020, the Company filed a registration statement on Form S-4 with the SEC (the “Form S-4”). The Company is offering to exchange any and all of the outstanding shares of the following series of its preferred stock (8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock) for, at the election of each holder, consideration in the form of cash or shares of Company common stock with an expiration date of October 9, 2020 (the “Exchange Offers”). The total maximum aggregate consideration offered in the Exchange Offers is 126,048,813 newly issued shares of Company common stock. On October 2, 2020 the Company announced it was extending the expiration date of the Exchange Offers from October 9, 2020 to October 30, 2020 and that it was amending the Exchange Offers to waive certain conditions, including the condition that at least 66 2/3% of the outstanding preferred stock of each series tender into the Exchange Offer, as described further in the Company’s prospectus supplement filed on October 2, 2020. On October 26, 2020, the Company announced it was further extending the expiration date of the Exchange Offers from October 30, 2020 to November 20, 2020 and that it was amending the Exchange Offers to eliminate the option to elect the cash consideration and modifying the terms of the Exchange Offers to remove certain conditions as described further in the Company’s prospectus supplement filed on October 26, 2020.
On July 23, 2020, the lender for MS C1 ($56.0 million mortgage loan and an $8.0 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. On September 21, 2020, the mezzanine lender for MS C1 conducted a UCC-foreclosure of its collateral consisting of 100% of the equity interests in the owners of the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Buena Vista hotels, which resulted in a gain on extinguishment of debt of approximately $19.7 million for the three and nine months ended September 30, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
On August 3, 2020, we amended our $35.2 million mortgage loan, secured by the Sheraton Ann Arbor hotel, which extended the maturity to July 2022. In conjunction with the amended terms, we repaid $1.0 million in principal, with another $1.0 million principal reduction due January 2021. The amended mortgage loan is interest only and bears interest at a rate of LIBOR + 3.95%, and has a LIBOR floor of 0.25%. This loan has a one-year extension option, subject to satisfaction of certain conditions.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(98.9) million and $149.8 million for the nine months ended September 30, 2020 and 2019, respectively. Cash flows provided by/used in operations were impacted by the COVID-19 pandemic, changes in hotel operations, our hotel acquisitions in 2019, our hotel dispositions in 2019 and 2020 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2020, net cash flows used in investing activities were $3.9 million. Cash outflows primarily consisted of $41.6 million for capital improvements made to various hotel properties, partially offset by cash inflows of $38.8 million from proceeds received from the sale of the Crowne Plaza Annapolis and Embassy Suites New York Manhattan Times Square.
For the nine months ended September 30, 2019, net cash flows used in investing activities were $247.2 million. Cash outflows primarily consisted of $121.7 million for capital improvements made to various hotel properties and $212.6 million primarily for the acquisitions of the Hilton Santa Cruz/Scotts Valley and Embassy Suites New York Manhattan Times Square. Cash outflows were partially offset by $83.8 million from proceeds received from the sale of the San Antonio Marriott, Hilton Garden Inn Wisconsin Dells, Courtyard Savannah and FF&E for ERFP and $4.0 million of proceeds from a franchise agreement extension.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2020, net cash flows used in financing activities were $85.0 million. Cash outflows were $131.8 million for repayments of indebtedness, $28.6 million for dividend payments to common and preferred stockholders and unitholders and $23.4 million for payments of loan costs and exit fees, partially offset by cash inflows of $88.0 million from borrowings on indebtedness and $11.3 million of proceeds from sales of common stock.
For the nine months ended September 30, 2019, net cash flows provided by financing activities were $62.7 million. Cash inflows primarily consisted of $388.7 million of borrowings on indebtedness. Cash inflows were partially offset by cash outflows of $246.3 million for repayments of indebtedness, $68.2 million for dividend payments to common and preferred stockholders and unitholders, $9.3 million for payments of loan costs and exit fees, $1.0 million for the repurchase of common stock and $1.0 million of payments for derivatives.
We are required to maintain certain financial ratios under various debt and derivative agreements. If we violate covenants in any debt or derivative agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($145.0 million comprised of mortgage and mezzanine loans) sent us an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($51.6 million comprised of mortgage and mezzanine loans), the lender for the mortgage, senior mezzanine and junior mezzanine loans with a principal amount of $144.2 million, and securing the Courtyard Billerica, Hampton Inn Columbus Easton, Hampton Inn Phoenix Airport, Homewood Suites Pittsburgh Southpointe, Hampton Inn Pittsburgh Waterfront, Hampton Inn Pittsburgh Washington, Residence Inn Stillwater and Courtyard Wichita, and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($64.0 million comprised of mortgage and mezzanine loans), each sent to us a notice of Uniform Commercial Code (“UCC”) sale, which provided that the respective lender would sell the subsidiaries of the Company that owned the respective hotels in a public auction. Transactions resulting in the disposition of these hotel properties and the associated extinguishment of the mortgage loans occurred in the third quarter of 2020. See notes 5 and 7 to our consolidated financial statements.
The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. The lender who holds the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) has sent us an acceleration notice which accelerated all payments due under the applicable loan documents, but negotiations are in process. On July 16, 2020, we reached a forbearance agreement with our lenders for the Highland Pool loan, which is a $907.0 million loan secured by nineteen of our hotels. Additionally, on August 5, 2020, we entered into a forbearance agreement with our lender for the loan secured by the Renaissance Nashville and Westin Princeton. On September 30, 2020, we signed forbearance agreements on our KEYS Loan Pools representing 34 hotels and approximately $1.2 billion of debt. In the aggregate, including the Highland Pool loan, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of $2.6 billion out of $3.7 billion in property level debt outstanding as of September 30, 2020. See note 7 to the consolidated financial statements.
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
Dividend Policy. In December 2019, the board of directors approved our 2020 dividend policy which stated our then-expectation to pay a quarterly dividend payment of $0.06 per share for 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends. On March 16, 2020, the Company and its board of directors announced a suspension of its previously disclosed 2020 common stock dividend policy. The Company did not pay a dividend on its common stock for the first, second and third quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively, and does not currently expect to pay dividends on its common stock for the foreseeable future. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
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
CONTRACTUAL OBLIGATIONS
Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. On May 12, 2020, the lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($108.8 million mortgage loan and $36.2 million in mezzanine loans) sent the Company an acceleration notice which accelerated all payments due under the applicable loan documents. In addition, the lender for the W Hotel in Minneapolis, Minnesota ($45.8 million mortgage loan and a $5.8 million mezzanine loan), the lender for our Rockbridge Portfolio (mortgage, senior mezzanine and junior mezzanine loans with an aggregate principal balance of $144.2 million), and the lender for the portfolio consisting of the Courtyard by Marriott in Fort Lauderdale, Florida, Courtyard by Marriott in Louisville, Kentucky and Marriott Residence Inn in Lake Buena Vista, Florida ($56.0 million mortgage loan and an $8.0 million mezzanine loan), each sent notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. Transactions resulting in the disposition of these hotel properties and the associated extinguishment of the mortgage loans occurred in the third quarter of 2020. See note 7 to our consolidated financial statements.
The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. The lender who holds the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.8 million mortgage loan) has sent us an acceleration notice which accelerated all payments due under the applicable loan documents, but negotiations are in process. As of September 30, 2020, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $2.6 billion out of approximately $3.7 billion in property level debt outstanding as of September 30, 2020.
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
We then further adjust EBITDAre to exclude certain additional items such as gain/loss on insurance settlements, write-off of premiums, loan costs and exit fees, gain/loss on extinguishment of debt, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, dead deal costs and non-cash items such as amortization of unfavorable contract liabilities, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
We present EBITDA, EBITDAre and Adjusted EBITDAre because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA, EBITDAre and Adjusted EBITDAre as calculated by us may not be comparable to EBITDA, EBITDAre and Adjusted EBITDAre reported by other companies that do not define EBITDA, EBITDAre and Adjusted EBITDAre exactly as we define the terms. EBITDA, EBITDAre and Adjusted EBITDAre do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income (loss) or net income (loss) determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(151,626)	$(39,086)	$(495,632)	$(107,060)
Interest expense and amortization of premiums and loan costs, net	66,994	66,356	212,161	200,509
Depreciation and amortization	62,909	67,906	194,275	202,595
Income tax expense (benefit)	366	(249)	(1,519)	3,052
Equity in (earnings) loss of unconsolidated entities	121	278	279	2,208
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	—	785	—	4,362
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(121)	(99)	(277)	(308)
EBITDA	(21,357)	95,891	(90,713)	305,358
Impairment charges on real estate	29,926	—	85,144	6,533
(Gain) loss on sale of assets and hotel properties	40,370	(2,362)	36,753	(2,923)
EBITDAre	48,939	93,529	31,184	308,968
Amortization of unfavorable contract liabilities	57	82	165	160
(Gain) loss on insurance settlements	—	(7)	(148)	(43)
Write-off of premiums, loan costs and exit fees	9,469	426	11,499	2,578
(Gain) loss on extinguishment of debt	(90,325)	—	(90,325)	—
Other (income) expense, net	6,179	398	7,838	1,173
Transaction and conversion costs	5,795	375	8,330	1,061
Legal, advisory and settlement costs	226	6	411	1,822
Unrealized (gain) loss on marketable securities	758	(315)	1,756	(1,721)
Unrealized (gain) loss on derivatives	(6,449)	2,536	(11,063)	4,054
Dead deal costs	28	—	144	50
Non-cash stock/unit-based compensation	2,593	4,905	8,340	14,863
Company’s portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	—	1,148	—	2,679
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	3	8	12	43
Adjusted EBITDAre	$(22,727)	$103,091	$(31,857)	$335,687

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on sale of assets and hotel properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of premiums, loan costs and exit fees, gain/loss on extinguishment of debt, gain/loss on insurance settlements, other income/expense, net transaction and conversion costs, legal, advisory, and settlement costs, dead deal costs and non-cash items such as non-cash stock/unit-based compensation, amortization of loan costs, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
On October 27, 2020, the Company issued a press release and furnished a Current Report on Form 8-K announcing its financial results for the third quarter ended September 30, 2020. In such press release and report, the Company reversed default interest and late charges under its troubled debt restructurings immediately in the period that the relevant forbearance agreement was signed as a result of there being no contractual obligation to pay the default interest and late charges. Subsequent to the issuance of such financial results, the Company corrected the manner in which it accounted for default interest and late charges under its troubled debt restructurings, such that all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. This resulted in additional interest expense for the three and nine months ended September 30, 2020 of $35.9 million. The effect of this entry was to increase the negative FFO and Adjusted FFO by $35.9 million for both the three and nine months ended September 30, 2020. On November 9, 2020, the Company furnished an amendment to its Current Report on Form 8-K furnished on October 27, 2020 which included corrected earnings tables for the aforementioned change to the third quarter consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(151,626)	$(39,086)	$(495,632)	$(107,060)
(Income) loss attributable to noncontrolling interest in consolidated entities	72	(10)	240	2
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	22,273	7,919	77,294	21,582
Preferred dividends	(10,644)	(10,645)	(31,932)	(31,933)
Net income (loss) attributable to common stockholders	(139,925)	(41,822)	(450,030)	(117,409)
Depreciation and amortization of real estate	62,870	67,851	194,138	202,424
(Gain) loss on sale of assets and hotel properties	40,370	(2,362)	36,753	(2,923)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(22,273)	(7,919)	(77,294)	(21,582)
Equity in (earnings) loss of unconsolidated entities	121	278	279	2,208
Impairment charges on real estate	29,926	—	85,144	6,533
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	—	(2,188)	—	(3,590)
Company’s portion of FFO of unconsolidated entities (OpenKey)	(122)	(101)	(280)	(297)
FFO available to common stockholders and OP unitholders	(29,033)	13,737	(211,290)	65,364
Write-off of premiums, loan costs and exit fees	9,469	426	11,499	2,578
(Gain) loss on extinguishment of debt	(90,325)	—	(90,325)	—
(Gain) loss on insurance settlements	—	(7)	(148)	(43)
Other (income) expense, net	6,179	398	7,838	1,173
Transaction and conversion costs	5,795	375	8,330	1,061
Legal, advisory and settlement costs	226	6	411	1,822
Unrealized (gain) loss on marketable securities	758	(315)	1,756	(1,721)
Unrealized (gain) loss on derivatives	(6,449)	2,536	(11,063)	4,054
Dead deal costs	28	—	144	50
Non-cash stock/unit-based compensation	2,593	4,905	8,340	14,863
Amortization of loan costs	2,482	7,663	12,598	22,525
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	—	3,122	—	7,762
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	3	9	12	46
Adjusted FFO available to common stockholders and OP unitholders	$(98,274)	$32,855	$(261,898)	$119,534

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2020:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hilton	Ft. Worth, TX	Full service	294	100	294
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	347	100	347
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	491	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
Le Meridien	Minneapolis, MN	Full service	60	100	60
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160
Renaissance (3)	Palm Springs, CA	Full service	410	100	410
Total			22,619		22,592
________

(1)	The ground lease expires in 2084.

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
At September 30, 2020, our total indebtedness of $3.7 billion included $3.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2020 would be approximately $8.7 million annually. Interest rate changes have no impact on the remaining $242.5 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2020, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions, excluding those that have terminated, for notional amounts totaling $212.5 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $3.4 million at September 30, 2020.
We hold an interest rate floor with a notional amount totaling $25.0 million and a strike rate of 1.25%. Our total exposure is capped at our initial upfront costs totaling $19,000. This instrument has a termination date of November 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020 (the “Evaluation Date”)).

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, as a result of the material weakness in our internal control over financial reporting related to the accounting for troubled debt restructurings described below, our disclosure controls and procedures were not effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
During our financial statement close process for the period ended September 30, 2020, we identified a material weakness related solely to the review controls over accounting for troubled debt restructurings as of September 30, 2020 (the “Debt Accounting Review”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As part of the Debt Accounting Review, the Company inappropriately applied the related GAAP accounting standard when accounting for its forbearance and other agreements that allowed for the forgiveness of default interest and late charges. This resulted in a misstatement of the Company’s previously issued third quarter earnings press release furnished on Form 8-K, which has since been amended to reissue the third quarter financial results.
The execution of the related control is highly complex, and the facts and circumstances underlying the deficiency do not occur frequently. Because the Company’s review controls did not result in the Company applying GAAP in relation to troubled debt restructuirings correctly in its consolidated financial statements, the Company’s control was deemed to be ineffective.
The Company’s previously issued financial results for the three and nine months ended September 30, 2020, furnished on Form 8-K have been corrected to properly reflect the correct accounting for troubled debt restructurings. To prevent future material weaknesses from arising in similar circumstances, the Company has implemented a control that management will engage a third-party accounting expert to assist management in assessing the accounting for similar transactions in its consolidated financial statements.
We reviewed the results of management’s assessment with the audit committee of our board of directors.
Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in this quarterly report are fairly stated in all material respects in accordance with GAAP.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of September 30, 2020, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”), and the appeal is still pending. By Order dated May 7, 2020, the Second Department referred the matter for mandatory mediation. The parties participated in mediation on June 22, 2020, however, they were not able to arrive at mutually acceptable settlement terms. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If, however, the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus attorneys’ fees. As of September 30, 2020, no amounts have been accrued.
In June 2020, each of the Company, Braemar, Ashford Inc., and Lismore, a subsidiary of Ashford Inc. (collectively with the Company, Braemar, Ashford Inc. and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, chairman of our board of directors, received an administrative subpoena from the SEC requiring testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies. The Company and Mr. Monty J. Bennett are responding to the administrative subpoenas.
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members are being prepared. Upon receipt, recipients of the notice will have 60 days to opt out of the class. While we believe it is reasonably possible that we may incur a loss associated with this litigation because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2020, no amounts have been accrued.
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
Our business has been and will continue to be materially adversely affected by the impact of, and the public concern about, a pandemic disease. In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses, including in every state in the United States. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR reduction associated with COVID-19 to continue as we are recording significant reservation cancellations relative to prior expectations as well as a significant reduction in new reservations. The continued outbreak of the virus in the U.S. has and will continue to further reduce travel and demand at our hotels. The prolonged occurrence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel or other market impacts. The hotel industry and our portfolio have and we expect will continue to experience the postponement or cancellation of a significant number of business conferences and similar events. At this time those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. In addition, even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. In addition, a possible “second wave” or recurrence of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19.
As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact will likely be material. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety has materially adversely affected us by reducing demand for our hotels. There can be no assurance that an effective vaccine or therapy will be developed soon or at all. If an effective vaccine or therapy is developed, the length of time required for the vaccine or therapy to become widely available is uncertain. These events have resulted in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.
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
The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on some, but not all of our loans. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $2.7 billion out of approximately $3.7 billion in property level debt outstanding as of the date of this filing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Developments.” We cannot predict the likelihood that the remaining forbearance agreement discussions will be successful. If we are unsuccessful in negotiating these forbearance agreements, the lenders could potentially foreclose on our hotels.
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
The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the normal course of business. As a result of the factors described above under “The outbreak of COVID-19 has and will continue to significantly impact our occupancy rates and RevPAR,” and “We have defaulted on our property level secured debt and if we are unable to negotiate forbearance agreements, the lenders may foreclose on our hotels,” our notes to our financial statements include a qualification as to a substantial doubt about our ability to continue as a going concern over the next twelve months.
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
We have no employees. Our appointed officers are provided by our advisor, and employees of our advisor perform various services pursuant to the advisory agreement that enable us to run our business, including acquisition, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and other corporate management services and functions. Our advisor has publicly disclosed that it had a negative $49.3 million working capital position as of September 30, 2020 and that, as a result of the effect of the COVID-19 pandemic on our advisor’s business and its financial condition, there is a substantial doubt about our advisor’s ability to continue as a going concern. If as a result of our advisor’s financial condition the level or quality of the services our advisor provides were materially to decline, it would impair our business and potentially lead to disputes with our advisor. If our advisor were to suffer certain insolvency events (including by declaring bankruptcy), we would be permitted to terminate our advisory agreement without payment of a termination fee to our advisor, but entering into an advisory arrangement with a replacement advisor would be highly disruptive to our operations and would likely have a material adverse effect on our ability to operate our business.
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
We have not paid dividends on our common stock in fiscal year 2020 and we did not pay dividends on our preferred stock in the second or third quarters of 2020. We do not expect to pay dividends on our common or preferred stock for the foreseeable future.
We have not paid dividends on our common stock in fiscal year 2020 and we did not pay dividends on our preferred stock in the second or third quarters of 2020. We do not expect to pay dividends on our common or preferred stock for the foreseeable future, particularly in light of the downturn in our business occasioned by the COVID-19 pandemic and the demands of our property-level lenders, with whom we are currently negotiating forbearance agreements in light of our failure to make interest and principal payments starting in April 2020. Our board of directors decides each quarter whether to pay dividends on our preferred stock, based on a variety of factors.
We currently do not have an effective Form S-3, which has impaired our capital raising activities.
As a result of our recent payment defaults under our mortgage loans with our property level lenders, which occurred beginning on April 1, 2020, and our failure to pay dividends to our holders of preferred stock during the second and third quarters of 2020, we are not eligible to file a new Form S-3. Our previous Form S-3 expired in September 2020 and thus we do not have an effective Form S-3, which has impaired our capital raising activities. If such defaults are not cured by December 31, 2020, we will remain ineligible to file a new Form S-3 which will continue to impair our capital raising ability. We have relied on shelf registration statements on Form S-3 for our financings in recent years, and accordingly any such limitations may harm our ability to raise the capital we need. Under these circumstances, if we remain ineligible to use Form S-3, we will be required to use a registration statement on Form S-11 to register securities with the SEC, which would hinder our ability to act quickly in raising capital to take advantage of market conditions in our capital raising activities and would increase our cost of raising capital.
If we are unable to regain compliance with continued listing criteria, our common stock could be delisted from the NYSE and it could have a substantial effect on our liquidity and results of operations.
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
On October 1, 2020, the Company received Notice from the NYSE that the Company currently is not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the Company’s average market capitalization was less than $50 million over a consecutive 30 trading-day period and, at the same time, its stockholders’ equity was less than $50 million. As set forth in the Notice, as of September 30, 2020, the 30 trading-day average market capitalization of the Company was approximately $31.6 million and the Company’s last reported shareholders’ equity (deficit) as of June 30, 2020 was $(38.4) million.
The Company notified the NYSE that it would, within 45 days of receipt of the Notice, submit a plan to the NYSE setting forth the actions intended to be taken by the Company to return to conformity with Section 802.01B within 18 months of receipt of the Notice. The NYSE will review the Company’s plan and, within 45 days, make a determination as to whether the Company has made a reasonable demonstration of its ability to come into conformity with Section 802.01B within 18 months. If the Company’s plan is not accepted, the NYSE will initiate delisting proceedings. If the NYSE accepts the Company’s plan, the Company’s common stock will continue to be listed and traded on the NYSE during the cure period, subject to the Company’s compliance with the plan and other continued listing standards. If the Company fails to comply with the plan or does not meet continued listing standards at the end of the allowed cure period, it will be subject to the prompt initiation of NYSE suspension and delisting procedures. While we are working to cure this deficiency and regain compliance with this continued listing standard, there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another continued listing standard of the NYSE.
Our common stock could also be delisted if our average market capitalization over a consecutive 30 day-trading period is less than $15 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful.
Failure to regain compliance with the NYSE continued listing requirements could negatively impact us and our stockholders by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading volume of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of our financial condition and cause reputational harm with investors and parties conducting business with us. In addition, the perceived decreased value of equity incentive awards may reduce their effectiveness in encouraging executive performance and retention.
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
Additionally, under the terms of the ERFP Agreement, we are required on a going forward basis to pay an asset management fee to our advisor, Ashford Inc., with respect to any hotel purchased with money funded pursuant to the ERFP Agreement, even after such hotel is disposed of, including as a result of foreclosure. As a result, if any hotel purchased with funds provided pursuant to the ERFP Agreement is foreclosed upon or otherwise disposed of, including the Embassy Suites New York Manhattan Times Square or the Hilton Scotts Valley hotel in Santa Cruz, California (the property level secured debt of which is in default and has been accelerated by the lender), we will still be obligated to pay Ashford Inc. an asset management fee as if we continued to own the hotels. Additionally, we would be required to replace the FF&E we had previously sold to Ashford Inc. in any hotel that was foreclosed upon with new FF&E from a different hotel. On August 21, 2020, we announced that the Embassy Suites New York Manhattan Times Square was sold subject to the loan and the proceeds of the sale were used to repay the mezzanine loans for the properties. On November 5, 2020, the independent members of the board of directors of Ashford Inc. waived the requirement of the Company to provide replacement FF&E.

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
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base management fee (based on our total market capitalization and performance), subject to a minimum base management fee. The minimum base management fee is equal to the greater of: (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, including as a result of the impact of COVID-19, we will still be required to make monthly payments to our advisor equal to the minimum base management fee (which we expect will equal 90% of the base fee paid for the same month in the prior fiscal year), which could adversely impact our liquidity and financial condition. On October 16, 2020, Ashford Inc. granted us a 30-day deferral on our base advisory fees and certain other payments as described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Developments.” There can be no assurances that Ashford Inc. will grant similar deferrals in the future.
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
In June 2020, each of the Ashford Companies received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, chairman of our board of directors, received an administrative subpoena from the SEC requiring testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies.
The Company and Mr. Monty Bennett are responding to the administrative subpoenas. At this point, we are unable to predict what the timing or the outcome of the SEC investigation may be or what, if any, consequences the SEC investigation may have with respect to the Company. However, the SEC investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil and/or criminal penalties or other amounts, and remedies or conditions could be imposed as part of any resolution. We can provide no assurances as to the outcome of the SEC investigation.
There is substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code, which may have a material adverse impact on our business, financial condition, results of operations, and cash flows, would have a material adverse impact on the trading price of our securities, and could place our stockholders at significant risk of losing all of their investment in our stock.
We have, with the assistance of our financial and legal advisors, analyzed various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness or negotiate forbearance agreements with our property level lenders. Due to our current financial constraints, there is a substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code.
Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. During a Chapter 11 proceeding, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. In addition, if we file for protection under Chapter 11, it may be more difficult for our advisor and other contractual counterparties that provide us with services to retain management and other key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our lenders and contractual counterparties might lose confidence in our ability to reorganize our business successfully and may seek permission from the court to foreclose on properties or terminate contractual relationships.
Additionally, we believe that in a Chapter 11 proceeding our preferred and common stockholders may face a significant risk of losing all or a substantial portion of their investment in our securities.
If we are unable to secure additional capital, we estimate that our existing capital resources will only be sufficient to fund our operations into the early part of fiscal year 2021.
As of September 30, 2020, we held cash and cash equivalents of $120.9 million and restricted cash of $89.5 million. As of the date of this filing, we believe that our existing cash and cash equivalents cash balance will provide us with adequate liquidity to fund our planned operating needs into the early part of fiscal year 2021. We will need substantial additional funding to continue our operating activities and make further advancements in our business operations. We may not be able to secure additional capital or financing on acceptable terms, or at all. Therefore, we may need to seek bankruptcy court protection. If we become the subject of a bankruptcy court proceeding, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders, who may lose some or all of their investment in our securities. In such event, the Company would avail itself of all of the tools available under the Bankruptcy Code to preserve and enhance value for the benefit of all stakeholders.
We identified a material weakness in our internal controls over financial reporting that existed for the period ended September 30, 2020. If we fail to properly remediate this material weakness, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements or comply with applicable laws and regulations could be impaired and investors could lose confidence in our financial statements.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. As discussed in “Item 4. Controls and Procedures,” we became aware of a deficiency in the operating effectiveness of our controls that led to a misstatement in our consolidated financial statements related to the accounting for troubled debt restructurings. We have corrected the misstatement; however, the lack of proper controls resulted in a material weakness in internal control over financial reporting as defined in Public Company Accounting Oversight Board Auditing Standard No. 2201.
There can be no assurance that our remedial actions will be sufficient to address this material weakness or that our internal control over financial reporting will not be subject to additional material weaknesses or significant deficiencies in the future. If the remedial actions that we are taking and may take in the future are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, we could be required to restate our financial results, our access to capital markets may be affected, we may be unable to maintain or regain compliance with applicable securities laws and NYSE listing requirements, and we may be subject to regulatory investigations and penalties. Additional ly, we may encounter problems or delays in implementing any additional changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common or preferred stock could decline.
Risks Related to the Proposed Exchange Offers and the Consent Solicitation
The Exchange Offers may not benefit us or our stockholders.
The Exchange Offers may not enhance stockholder value or improve the liquidity and marketability of our common stock. As of September 30, 2020, there were 14,628,248 outstanding shares of common stock and 22,589,393 shares of preferred stock. This recapitalization will significantly increase the number of outstanding shares of our common stock. If all of the outstanding shares of common stock available for issuance under the Exchange Offers are issued, there will be approximately 140,677,061 shares of our common stock outstanding.
As a result, the Exchange Offers may result in an immediate decrease in the market value of our common stock. In addition, factors unrelated to our stock or our business, such as the general perception of the Exchange Offers and the Consent Solicitation by the investment community, may cause a decrease in the value of our common stock and impair its liquidity and marketability. Prior performance of our common stock may not be indicative of the performance of our common stock after the Exchange Offers. Furthermore, securities markets worldwide have experienced significant price and volume fluctuations over the last several years. This market volatility, as well as general economic, market or political conditions, could cause a reduction in the market price and liquidity of our common stock following the Exchange Offers and the Consent Solicitation, particularly if the Exchange Offers and the Consent Solicitation are not viewed favorably by the investment community.
If we are unable to consummate the Exchange Offers, we will consider other restructuring alternatives available to us at that time, which could adversely affect our business and financial position.
If we are not able to complete the Exchange Offers and improve our near-term liquidity, we will consider other restructuring alternatives available to us at that time. Those alternatives may include, but are not limited to, (i) the transfer of certain of our assets to our lenders to fulfill our obligations, (ii) the sale of profitable assets, (iii) a corporate restructuring and recapitalization, which could include (a) a distribution or spin-off of profitable assets, (b) alternative offers to exchange our outstanding securities and debt obligations, (c) the incurrence of additional debt and (d) obtaining additional equity capital on terms that may be onerous or highly dilutive, (iv) joint ventures or (v) seeking relief through the commencement of a Chapter 11 proceeding or otherwise under the U.S. Bankruptcy Code, including (a) pursuing a plan of reorganization that we would seek to confirm (or “cram down”) over the objection of any class of creditors who reject or are deemed to have rejected such plan, (b) seeking bankruptcy court approval for the sale of some, most or all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code and subsequent liquidation of the remaining assets in the bankruptcy case or (c) seeking another form of bankruptcy relief, all of which would involve uncertainties, potential delays and litigation risks.
Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. There can be no assurance that any such alternative will be pursued or accomplished. We may not be able to engage in any of these activities or engage in any of these activities on desirable terms, which could result in a default on our debt obligations.
Under our advisory agreement, a sale or disposition of hotels for example, in sales, foreclosures or other dispositions would constitute a “change of control” under our advisory agreement with our advisor Ashford Inc., enabling our advisor to terminate the advisory agreement, if such dispositions collectively constitute either (1) 20% of the gross book value of the Company’s assets in any calendar year or (2) 30% of the gross book value of the Company’s assets over any three-year period. In that event, we would be required to pay a termination fee equal to: (i) 1.1 multiplied by the greater of (a) 12 times the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; (b) the earnings multiple (calculated as our advisor’s total enterprise value on the trading day immediately preceding the day the termination notice is given to our advisor divided by our advisor’s most recently reported adjusted EBITDA) for our advisor’s common stock for the 12 month period preceding the termination date of the advisory agreement multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; or (c) the simple average of the earnings multiples for each of the three fiscal years preceding the termination of the advisory agreement (calculated as our advisor’s total enterprise value on the last trading day of each of the three preceding fiscal years divided by, in each case, our advisor’s adjusted EBITDA for the same periods), multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; plus (ii) an additional amount such that the total net amount received by our advisor after the reduction by state and U.S. federal income taxes at an assumed combined rate of 40% on the sum of the amounts described in (i) and (ii) shall equal the amount described in (i). In the event we become obligated to pay the termination fee, it is very likely we will not have the financial resources to be able to do so. Moreover, our advisor is entitled to set off, take and apply any of our money on deposit in any of our bank, brokerage or similar accounts (all of which are controlled by, and in the name of, our advisor) to amounts we owe to our advisor - including amounts we would owe to the advisor in respect of the termination fee, and in certain circumstances permits our advisor to escrow any money in such accounts into a termination fee escrow account (to which we would not have access) even prior to the time that the termination fee is payable.
If a protracted and non-orderly restructuring or reorganization were to occur, there is a risk that the ability of the holders of our preferred stock to recover their investments would be substantially delayed and more impaired than under the proposed Exchange Offers and the Consent Solicitation. Any alternative we pursue, whether in or out of court, may take substantially longer to consummate than the Exchange Offers and the Consent Solicitation. A protracted financial restructuring could disrupt our business and would divert the attention of our management from the operation of our business and implementation of our business plan. It is possible that such a prolonged financial restructuring or bankruptcy proceeding would cause us to lose many of our key officers. Such losses of key officers would likely make it difficult for us to complete a financial restructuring and may make it less likely that we will be able to continue as a viable business.
The uncertainty surrounding a prolonged financial restructuring could also have other adverse effects on us. For example, it could also adversely affect:
•our ability to raise additional capital;
•our ability to capitalize on business opportunities and react to competitive pressures;
•the ability of our advisor to attract and retain employees;
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

Tendering stockholders may be required to return their consideration if a court were to determine that the Exchange Offers constituted a fraudulent transfer under federal or state laws.
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
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	430		$—	(2)	—	$200,000,000
August 1 to August 31	1,136		—	(2)	—	200,000,000
September 1 to September 30	963	(3)	1.65	(2)	—	200,000,000
Total	2,529		$1.65		—
____________________

(1)
On December 5, 2017, the board of directors reapproved the Repurchase Program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations.

(2)	There is no cost associated with the forfeiture of 430, 1,136 and 963 restricted shares of our common stock in July, August and September, respectively.

(3)
Includes 681 shares in September, respectively, that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

Issuances of Equity Securities
On September 9, 2020, the Company entered into a professional relations and consulting agreement with Acorn Management Partners, L.L.C. for its services and expertise in assisting public companies in strategic business outreach and professional relations services. In addition to cash compensation and in accordance with the agreement, on September 23, 2020, the Company paid the consultant compensation of $50,000 which was paid in restricted shares of the Company’s common stock. The number of shares were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The number of restricted shares to be issued was determined by dividing $50,000 by the 20 day volume-weighted average price per share of the Company’s common stock ending on the last trading day prior to September 9, 2020. Additional payments will be made in accordance with the terms of the agreement through August 31, 2021. On September 23, 2020, the Company issued 15,358 of restricted shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, in order to preserve liquidity, the Company suspended the quarterly cash dividend on its preferred stock for the second and third quarters of 2020. As of the date of this report, the total arrearage of unpaid cash dividends due on each of our 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock is approximately $2,524,000, $4,425,000, $5,715,000, $3,562,000, and $5,062,000, respectively.

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

3.4
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No.2 on October 19, 2015 and by Amendment No. 3 on August 2, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 8, 2016)

10.1
Amendment No. 7 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 15, 2020) (File No. 001-31775)

10.2
Amendment No. 4 to the 2011 Stock Incentive Plan of Ashford Hospitality Trust, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on July 15, 2020) (File No. 001-31775)

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD HOSPITALITY TRUST, INC.

Date:	November 9, 2020	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	November 9, 2020	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer