Form 10-K
period 2020-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2021-03-16
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2020, the aggregate market value of 9,859,295 shares of the registrant’s common stock held by non-affiliates was approximately $70,987,000.
As of March 11, 2021, the registrant had 103,356,082 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2021 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2020

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
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
•the factors discussed in this Annual Report under the sections entitled “Risk Factors,” “ Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);
•the impact of COVID-19 and numerous governmental travel restrictions and other orders on our business including one or more possible recurrences of COVID-19 cases causing state and local governments to reinstate travel restrictions;
•our business and investment strategy;
•anticipated or expected purchases or sales of assets;
•our projected operating results;
•completion of any pending transactions;
•our ability to restructure existing property level indebtedness;
•our ability to secure additional financing to enable us to operate our business during the pendency of COVID-related business weakness, which has materially impacted our operating cash flows and cash balances;
•our understanding of our competition;
•market trends;
•projected capital expenditures; and
•the impact of technology on our operations and business.
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•the factors discussed in this Annual Report under the sections entitled “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;
•adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located, and one or more possible recurrences of COVID-19 cases causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
•ongoing negotiations with our lenders regarding potential forbearance or the exercise by our lenders of their remedies for default under our loan agreements;
•actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans that are in default;
•actions by the lenders of our senior secured credit facility to foreclose on our assets which are pledged as collateral;

•general volatility of the capital markets and the market price of our common and preferred stock;
•general and economic business conditions affecting the lodging and travel industry;
•changes in our business or investment strategy;
•availability, terms, and deployment of capital;
•unanticipated increases in financing and other costs, including a rise in interest rates;
•changes in our industry and the market in which we operate, interest rates, or local economic conditions;
•the degree and nature of our competition;
•actual and potential conflicts of interest with Ashford Inc. and its subsidiaries (including Ashford Hospitality Advisors LLC (“Ashford LLC”), Remington Hotels, Premier Project Management LLC (“Premier”), Braemar Hotels & Resorts Inc. (together with its subsidiaries, “Braemar”), our executive officers and our non-independent directors;
•the expenditures, disruptions and uncertainties associated with a potential proxy contest;
•changes in personnel of Ashford LLC or the lack of availability of qualified personnel;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•our ability to implement effective internal controls to address the material weakness identified in this report;
•the timing or outcome of the SEC investigation;
•legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”), and related rules, regulations and interpretations governing the taxation of real estate investment trusts (“REITs”);
•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and
•future sales and issuances of our common stock or other securities might result in dilution and could cause the price of our common stock to decline.
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Marriott, Hilton, Hyatt and Intercontinental Hotel Group. As of December 31, 2020, we owned interests in the following assets:
•103 consolidated hotel properties, including 101 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 22,621 total rooms (or 22,594 net rooms excluding those attributable to our partner);
•90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”); and
•17.5% ownership in OpenKey with a carrying value of $2.8 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which subjects us to limitations related to operating hotels. As of December 31, 2020, our 103 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages Remington Hotels or third-party hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in our consolidated statements of operations.
We are advised by Ashford LLC through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the advisory services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Hotels manages 68 of our 103 hotel properties and WorldQuest. Third-party hotel management companies manage our remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement and related services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, investment management services, broker-dealer services and mobile key technology. Effective December 31, 2020, the Investment Management Agreement with Ashford Investment Management, LLC (“AIM”) was terminated. See note 16 to our consolidated financial statements.
As of December 31, 2020, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. together owned approximately 597,006 shares of Ashford Inc. common stock, which represented an approximate 20.8% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised would have increased the Bennetts’ ownership interest in Ashford Inc. to 66.9%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of December 31, 2020, operations at two of the Company’s hotels remained temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow throughout 2021 and for the foreseeable future. As a result, the Company suspended the quarterly cash dividend on its common stock for each quarter in fiscal year 2020, suspended the quarterly cash dividend on its preferred stock for the second, third and fourth quarters of fiscal year 2020, reduced planned capital expenditures, and working closely with its hotel managers, significantly reduced its hotels’ operating expenses.
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
The Company is in the process of negotiating forbearance agreements with its lenders. As of March 11, 2021, forbearance agreements have been executed on most, but not all of our loans. In the aggregate we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of the date of this filing. See note 7 to our consolidated financial statements.
Additionally, certain of the Company’s hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company may default on some or all of the ground leases within the next twelve months.
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
As of December 31, 2020, the Company held cash and cash equivalents of $92.9 million and restricted cash of $74.4 million. During the three months ended December 31, 2020, we utilized cash, cash equivalents and restricted cash of $43.1 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties. Additionally as discussed above we have received various acceleration notices from our lenders. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. On January 15, 2021, the Company entered into a senior secured term loan facility comprising of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million. See note 25 to our consolidated financial statements.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors arising from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed senior secured term loan facility with Oaktree Capital Management L.P. and forbearance and other agreements with our property-level lenders, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.

BUSINESS STRATEGIES
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•acquisition of hotel properties, in whole or in part, that we expect will be accretive to our portfolio;
•disposition of non-core hotel properties;
•pursuing capital market activities to enhance long-term stockholder value;
•preserving capital, enhancing liquidity, and continuing current cost saving measures;
•implementing selective capital improvements designed to increase profitability and to maintain the quality of our assets;
•implementing effective asset management strategies to minimize operating costs and increase revenues;
•financing or refinancing hotels on competitive terms;
•utilizing hedges, derivatives and other strategies to mitigate risks;
•accessing cost effective capital; and
•making other investments or divestitures that our board of directors deems appropriate.
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
Our strategy is designed to take advantage of lodging industry conditions and adjust to changes in market circumstances over time. Our assessment of market conditions will determine asset reallocation strategies. While we seek to capitalize on favorable market fundamentals, conditions beyond our control may have an impact on overall profitability, our investment opportunities and our investment returns. We will continue to seek ways to benefit from the cyclical nature of the hotel industry.
To take full advantage of future investment opportunities in the lodging industry, we intend to seek our investment opportunities according to the asset allocation strategies described below. However, due to ongoing changes in market conditions, we will continually evaluate the appropriateness of our investment strategies. Our board of directors may change any or all of these strategies at any time without stockholder approval or notice.
Direct Hotel Investments—In selecting hotels to acquire, we target hotels that offer either a high current return or the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy primarily targets full-service upscale and upper upscale hotels with RevPAR less than twice the national average in primary, secondary, and resort markets, typically throughout the U.S and will seek to achieve both current income and appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that no longer fit our investment strategy or criteria due to micro or macro market changes or other reasons.
Other Transactions—We may also seek investment opportunities in other lodging related assets or businesses that offer diversification, attractive risk adjusted returns, and/or capital allocation benefits, including mezzanine financing, first mortgage financing, and/or sale-leaseback transactions.
BUSINESS SEGMENTS
We currently operate in one business segment within the hotel lodging industry: direct hotel investments. A discussion of our operating segment is incorporated by reference to note 23 to our consolidated financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
FINANCING STRATEGY
We often utilize debt to increase equity returns. When evaluating our future level of indebtedness and making decisions regarding the incurrence of indebtedness, we consider a number of factors, including:
•our leverage levels across the portfolio;

•the purchase price of our investments to be acquired with debt financing;
•impact on financial covenants;
•cost of debt;
•loan maturity schedule;
•the estimated market value of our investments upon refinancing;
•the ability of particular investments, and our Company as a whole, to generate cash flow to cover expected debt service; and
•trailing twelve months net operating income of the hotel to be financed.
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
We may use the proceeds from any borrowings for working capital, consistent with industry practice, to:
•purchase interests in partnerships or joint ventures;
•finance the origination or purchase of debt investments; or
•finance acquisitions, expand, redevelop or improve existing properties, or develop new properties or other uses.
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
DISTRIBUTION POLICY
No dividends can be paid on our common stock unless and until all accumulated and unpaid dividends on our outstanding preferred stock have been declared and paid. As of March 11, 2021 and after giving effect to the exchange of approximately 10.9 million shares of our preferred Stock for our common stock, the total accumulated unpaid dividend on our outstanding preferred stock was approximately $16.6 million. Additionally, under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. As of December 31, 2020, the Company had a deficit in stockholders’ equity of approximately $283.6 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015. For these and other reasons, there is no expectation that a dividend on our common stock can or would be considered or declared at any time in the foreseeable future.
On December 8, 2020, our board of directors reviewed and approved our 2021 dividend policy and on December 11, 2020 announced that the Company does not anticipate paying any dividends on its outstanding common stock and preferred stock for any quarter ending during 2021. Our board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
Distributions are authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. No assurance can be given that our dividend policy, including our dividend policy for 2021, will not change in the future. The adoption of a dividend policy does not commit our board of directors to declare or not declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on at least a quarterly basis. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect subsidiaries of our operating partnership, the management of our properties by our hotel managers and general business conditions (including the impact of the COVID-19 pandemic). Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a stockholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
Our corporate charter allows us to issue preferred stock with a preference on distributions, such as our 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”) and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock,” and together with the Series D Preferred Stock, the Series F Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock, the “Preferred Stock”).The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distributions. The issuance of these series of Preferred Stock and units together with any similar issuance in the future, given the dividend preference on such stock or units, could limit our ability to make a dividend distribution to our common stockholders. In addition, the same factors impacting our board of directors’ dividend policy for 2021 may impact our ability to pay dividends on our Preferred Stock.
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
EMPLOYEES
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. have approximately 96 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
GOVERNMENTAL REGULATIONS
Our properties are subject to various federal, state and local regulatory laws and requirements, including, but not limited to, the Americans with Disabilities Act of 1990, as amended (the “ADA”), zoning regulations, building codes and land use laws, and building, occupancy and other permit requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. Additionally, local zoning and land use laws, environmental statutes, health and safety rules and other governmental requirements may restrict, or negatively impact, our property operations, or expansion, rehabilitation and reconstruction activities and such regulations may prevent us from taking advantage of economic opportunities. Future changes in federal, state or local tax regulations applicable to REITs, real property or income derived from our real estate could impact the financial performance, operations, and value of our properties and the Company

ENVIRONMENTAL MATTERS
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
Phase I environmental assessments, which are intended to identify potential environmental contamination for which our properties may be responsible, have been obtained on substantially all of our properties. Such Phase I environmental assessments included:
•historical reviews of the properties;
•reviews of certain public records;
•preliminary investigations of the sites and surrounding properties;
•screening for the presence of hazardous substances, toxic substances, and underground storage tanks; and
•the preparation and issuance of a written report.
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
As of December 31, 2020, we owned interests in 103 hotel properties, 96 of which operated under the following franchise licenses or brand management agreements:
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
One Ocean is a registered trademark of Remington Hotels, LLC.
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
Our franchise licenses and brand management agreements generally specify certain management, operational, recordkeeping, accounting, reporting, and marketing standards and procedures with which the franchisee or brand operator must comply, including requirements related to:
•training of operational personnel;
•safety;
•maintaining specified insurance;
•types of services and products ancillary to guestroom services that may be provided;
•display of signage; and
•type, quality, and age of furniture, fixtures, and equipment included in guestrooms, lobbies, and other common areas.

SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly revenue. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as the COVID-19 pandemic and government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter to enable us to make quarterly distributions to maintain our REIT status due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand, cash generated through borrowings and issuances of common stock to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
ACCESS TO REPORTS AND OTHER INFORMATION
We maintain a website at www.ahtreit.com. On our website, we make available free-of-charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”). All of our filed reports can also be obtained at the SEC’s website at www.sec.gov. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.
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
Item 1A.Risk Factors
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:
•adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located, and one or more possible recurrences of COVID-19 cases causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
•ongoing negotiations with our lenders regarding potential forbearance or the exercise by our lenders of their remedies for default under our loan agreements;
•actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans that are in default;
•actions by the lenders of our senior secured credit facility to foreclose on our assets which are pledged as collateral;
•general volatility of the capital markets and the market price of our common stock and preferred stock;
•availability, terms, and deployment of capital;
•unanticipated increases in financing and other costs, including a rise in interest rates;
•actual and potential conflicts of interest with Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels and Premier), Braemar, our executive officers and our non-independent directors;
•the expenditures, disruptions and uncertainties associated with a potential proxy contest;
•changes in personnel of Ashford LLC or the lack of availability of qualified personnel;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•our ability to implement effective internal controls to address the material weakness identified in this Annual Report on Form 10-K;
•the timing or outcome of the SEC investigation;

•legislative and regulatory changes, including changes to the Code, and related rules, regulations and interpretations governing the taxation of real estate investment trusts;
•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and
•future sales and issuances of our common stock or other securities might result in dilution and could cause the price of our common stock to decline.
RISKS RELATED TO OUR BUSINESS
A financial crisis, economic slowdown, pandemic or epidemic or other economically disruptive event may harm the operating performance of the hotel industry generally. If such events occur, we may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.
The performance of the lodging industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. A majority of our hotels are classified as upscale and upper upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upscale and upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties or concerns with respect to communicable disease, business and leisure travelers may seek to reduce travel costs and/or health risks by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on us. Our business has been and will continue to be materially adversely affected by the impact of the COVID-19 pandemic, see “The outbreak of COVID19 has and will continue to significantly reduce our occupancy rates and RevPAR.”
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
We have not paid dividends on our Common Stock in fiscal year 2020 and we did not pay dividends on our Preferred Stock in the second, third or fourth quarters of 2020. We do not expect to pay dividends on our Common Stock or Preferred Stock for the foreseeable future.
We have not paid dividends on our Common Stock in fiscal year 2020 and we did not pay dividends on our Preferred Stock in the second, third or fourth quarters of 2020. We do not expect to pay dividends on our Common Stock or Preferred Stock for the foreseeable future, particularly in light of the downturn in our business occasioned by the COVID-19 pandemic and the demands of our property-level lenders, some of with whom we are currently negotiating forbearance agreements in light of our failure to make interest and principal payments starting in April 2020. The Board decides each quarter whether to pay dividends on our Preferred Stock, based on a variety of factors. On December 8, 2020, the Board reviewed and approved our 2021 dividend policy and on December 11, 2020 announced that the Company does not anticipate paying any dividends on its outstanding Common Stock and Preferred Stock for any quarter ending during 2021. The Board will continue to review our dividend policy and make future announcements with respect thereto.
No dividends can be paid on the Common Stock unless and until all accumulated and unpaid dividends on our outstanding Preferred Stock have been declared and paid. As of March 11, 2021 and after giving effect to the exchange of approximately 10.9 million shares of Preferred Stock for Common Stock, the total accumulated unpaid dividend on the outstanding Preferred Stock was approximately $16.6 million. Additionally, under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. As of December 31, 2020, the Company had a deficit in stockholders’ equity of approximately $283.6 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015. For these and other reasons, there is no expectation that a dividend on Common Stock can or would be considered or declared at any time in the foreseeable future.

We currently do not have an effective Form S-3, which may impair our capital raising activities.
As a result of our recent payment defaults under our mortgage loans with our property level lenders, which occurred beginning on April 1, 2020, and our failure to pay dividends to the holders of our Preferred Stock during the second, third and fourth quarters of 2020, we are not eligible to file a new Form S-3. Our previous Form S-3 expired in September 2020 and thus we do not have an effective Form S-3, which may impair our capital raising activities. Since we did not pay dividends that were in arrears for the second, third and fourth quarters of 2020 to our holders of Preferred Stock by December 31, 2020, we will remain ineligible to file a new Form S-3 which may impair our capital raising ability. We have relied on shelf registration statements on Form S-3 for our financings in recent years, and accordingly any such limitations may harm our ability to raise the capital we need. Under these circumstances, if we remain ineligible to use Form S-3, we will be required to use a registration statement on Form S-11 to register securities with the SEC, which would hinder our ability to act as quickly in raising capital to take advantage of market conditions in our capital raising activities and would increase our cost of raising capital.
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
We depend on our advisor’s key personnel with longstanding business relationships. The loss of our advisor’s key personnel could threaten our ability to operate our business successfully.
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
Pursuant to the Advisory Agreement between us and our advisor, we must pay our advisor on a monthly basis a base management fee (based on our total market capitalization, performance and the amount of sold assets) subject to a minimum base management fee. The minimum base management fee is equal to the greater of (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, including as a result of the impact of COVID-19, we will still be required to make monthly payments to our advisor equal to the minimum base management fee (which we expect will equal 90% of the base fee paid for the same month in the prior fiscal year), which could adversely impact our liquidity and financial condition. As described further in our filings with the SEC, the independent members of the board of directors of Ashford Inc. provided the Company a deferral on the payment of certain fees and expenses with respect to the months of October 2020, November 2020, December 2020 and January 2021 payable under the Advisory Agreement such that all such fees would be due and payable on the earlier of (x) January 18, 2021 and (y)

immediately prior to the closing of the Credit Agreement. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against the Company and the Company’s affiliates and each of their officers and directors for breach of the Advisory Agreement or any damages that may have arisen in absence of such fee deferral. In accordance with the terms of the previously disclosed deferrals, Ashford Trust paid Ashford Inc. $14,411,432 immediately prior to the closing of the Credit Agreement. There can be no assurances that Ashford Inc. will grant similar deferrals in the future
Similarly, pursuant to our hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., we pay Remington Hotels monthly base hotel management fees on a per hotel basis equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hotels equal to approximately $14,000 per hotel (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
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
Nearly all of our business is hotel related. Our current strategy is predominantly to acquire upper upscale hotels, as well as when conditions are favorable to acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. Adverse conditions in the hotel industry, including as a result of COVID-19, will have a material adverse effect on our operating and investment revenues and cash available for distribution to our stockholders.
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
We have entered into management agreements with Remington Hotels, a subsidiary of Ashford Inc., to manage 68 of our 103 hotel properties and the WorldQuest condominium properties as of December 31, 2020. We have hired unaffiliated third-party hotel managers to manage our remaining properties. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis, and we cannot assure you that the hotel managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
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
Ashford LLC, however, is not required to commit to provide funding under the ERFP Agreement if its unrestricted cash balance, after taking into account the cash amount required for such funding, would be less than $15.0 million. Given the significant negative impact that COVID-19 has had on the business of Ashford Inc. and Ashford LLC, it is uncertain whether Ashford LLC will be able to provide us with this additional funding, either because Ashford LLC’s unrestricted cash balance falls below $15.0 million or Ashford LLC is otherwise financially unable or unwilling to provide such funding. Moreover, we are also entitled to receive an additional $11.4 million in payments from Ashford LLC with respect to our purchase of the Embassy Suites New York Manhattan Times Square in 2019. On March 13, 2020, an extension agreement was entered into whereby the due date for such payment was extended to December 31, 2022. Additionally, on November 25, 2020, in exchange for the waiver of certain fees and expenses under certain of the Company’s agreements with Ashford Inc. and Lismore, the Company granted Ashford Inc. the right to set-off such payment against the fees that have been or may be deferred by Ashford Inc. It is uncertain whether Ashford LLC will be able to make this payment and, if such payment is made, the timing of such payment. Furthermore, if Ashford Inc. and Ashford LLC do not fulfill their contractual obligations pursuant to the ERFP Agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with Ashford Inc. and Ashford LLC, and legal action against either party could negatively impact that relationship.
Additionally, under the terms of the ERFP Agreement, we are required on a going forward basis to pay an asset management fee to our advisor, Ashford Inc., with respect to any hotel purchased with money funded pursuant to the ERFP Agreement, even after such hotel is disposed of, including as a result of foreclosure. As a result, if any hotel purchased with funds provided pursuant to the ERFP Agreement is foreclosed upon or otherwise disposed of, including the Embassy Suites New York Manhattan Times Square or the Hilton Scotts Valley hotel in Santa Cruz, California (the property level secured debt of which is in default and has been accelerated by the lender), we will still be obligated to pay Ashford Inc. an asset management fee as if we continued to own the hotels. Additionally, we would be required to replace the furniture, fixtures and equipment (“FF&E”) we had previously sold to Ashford Inc. in any hotel that was foreclosed upon with new FF&E from a different hotel. On August 21, 2020, we announced that the Embassy Suites New York Manhattan Times Square was sold subject to the loan and the proceeds of the sale were used to repay the mezzanine loans for the properties. On November 5, 2020, the independent members of the board of directors of Ashford Inc. waived the requirement of the Company to provide replacement FF&E.
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
Our business may be impacted by domestic and global economic conditions. Political crises in the U.S. and other international countries or regions, including sovereign risk related to a deterioration in the credit worthiness or a default by local governments, may negatively affect global economic conditions and our business. If the U.S. or global economy experiences volatility or significant disruptions, such disruptions or volatility could hurt the U.S. economy and our business could be negatively impacted by reduced demand for business and leisure travel related to a slowdown in the general economy, by disruptions resulting from credit markets, higher operating costs and by liquidity issues resulting from an inability to access credit markets to obtain cash to support operations.
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
We identified a material weakness in our internal controls over financial reporting that existed for the period ended September 30, 2020. The Company designed a new control whereby management will engage a third-party accounting expert to assist management in assessing the accounting for similar transactions in its consolidated financial statements. The Company entered into similarly complex transactions during the fourth quarter of 2020, and therefore it was possible for the Company to test and conclude the new control was designed and operating effectively as of December 31, 2020. As a result, the material weakness was remediated as of December 31, 2020. If fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements or comply with applicable laws and regulations could be impaired and investors could lose confidence in our financial statements
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. As discussed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, we became aware of a deficiency in the operating effectiveness of our controls that led to a misstatement in our consolidated financial statements related to the accounting for troubled debt restructurings. We have corrected the misstatement; however, the lack of proper controls resulted in a material weakness in internal control over financial reporting for the period ended September 30, 2020, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2201.
There can be no assurance that our internal control over financial reporting will not be subject to additional material weaknesses or significant deficiencies in the future. If the remedial actions that we may take in the future are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, we could be required to restate our financial results, our access to capital markets may be affected, we may be unable to maintain or regain compliance with applicable securities laws and NYSE listing requirements, and we may be subject to regulatory investigations and penalties. Additionally, we may encounter problems or delays in implementing any additional changes necessary for management to make a favorable assessment of our internal control over financial reporting If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our Common Stock or Preferred Stock could decline.
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
We face risks related to an ongoing SEC investigation.
In June 2020, each of the Company, Braemar, Ashford Inc., and Lismore, a subsidiary of Ashford Inc. (collectively with the Company, Braemar and Ashford Inc., the “Ashford Companies”), received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, chairman of the Board, received an administrative subpoena from the SEC requiring testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies.
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
On January 15, 2021, we entered into a senior secured credit facility with Oaktree, resulting in the Company’s outstanding indebtedness consisting of our $200 million senior secured credit facility and approximately $3.7 billion in property level debt, including approximately $3.5 billion of variable interest rate debt. We incurred $200 million in indebtedness under our senior secured credit facility and may incur up to $250 million in additional capacity under our senior secured credit facility and additional variable-rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
A substantial level of indebtedness could have adverse consequences for our business, results of operations and financial position because it could, among other things:
•require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock and our preferred stock as currently contemplated or necessary to satisfy the requirements for qualification as a REIT;
•increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and
•place us at a competitive disadvantage relative to competitors that have less indebtedness.
Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur, and we are subject to risks normally associated with debt financing. Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization. It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our senior secured credit facility to repay any amounts that we are unable to refinance. Although we believe that we will be able to refinance or extend the maturity of these loans, or will have the capacity to repay them, if necessary, using draws under our senior secured credit facility, there can be no assurance that our senior secured credit facility will be available to repay such maturing debt, as draws under our senior secured credit facility are subject to limitations based upon our unencumbered assets and certain financial covenants. These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.
Increases in interest rates could increase our debt payments.
On January 15, 2021, we entered into a senior secured credit facility with Oaktree, resulting in the Company’s outstanding indebtedness consisting of our $200 million senior secured credit facility and approximately $3.7 billion in property level debt, including approximately $3.5 billion of variable interest rate debt. We expect to incur additional indebtedness, including a $200 million senior secured credit facility and up to $250 million in additional capacity under our senior secured credit facility and additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
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
The Company is in the process of negotiating forbearance agreements with its lenders. As of March 15, 2021, forbearance agreements have been executed on some, but not all of our loans. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of the date of this filing. We cannot predict the likelihood that the remaining forbearance agreement discussions will be successful. If we are unsuccessful in negotiating these forbearance agreements, the lenders could potentially foreclose on our hotels.
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
If we default on our senior secured credit facility with entities managed by Oaktree, the lenders may foreclose on our assets which are pledged as collateral.
Substantially all of our assets have been pledged as collateral in our senior secured credit facility with lending entities managed by Oaktree. If we default on our senior secured credit facility or do not meet our covenants thereunder, Oaktree will be able to foreclose on its collateral under the senior secured credit facility, which would have a material adverse effect on our business and operations. Additionally, under the senior secured credit facility, a “Change of Control” shall occur in the event, among other items, during any period of 12 consecutive months, a majority of the members of the Board ceases to be composed of individuals (i) who were members of that Board on the first day of such period, (ii) whose election or nomination to that Board was approved by individuals referred to in clause (i) above constituting at the time of such election or nomination at least a majority of that Board or (iii) whose election or nomination to that Board was approved by individuals referred to in clauses (i) and (ii) above constituting at the time of such election or nomination at least a majority of that board. If there is a “Change of Control,” Oaktree shall have the option to cause the Company to prepay all or any portion of the outstanding loans, together with a potential premium of 1% of the principal amount. Additionally, upon the earliest of the repayment in full of the loan, final maturity of the loan or acceleration of the loan in connection with an event of default, Oaktree will be entitled to an exit fee which, at the election of Oaktree, will be satisfied by either (x) a payment equal to 15% of all loans advanced plus any capitalized in-kind interest, which may be paid in cash or Common Stock or (y) the issuance of warrants for the purchase of Common Stock equal to 19.9% of all Common Stock outstanding on the closing date of the senior secured credit facility subject to certain upward or downward adjustments. In the event Oaktree elects to be paid in warrants, the issuance of shares of warrants and the Common Stock that underlies the warrants would be dilutive to our stockholders.
We may enter into other transactions which could further exacerbate the risks to our financial condition. The use of debt to finance future acquisitions could restrict operations, inhibit our ability to grow our business and revenues, and negatively affect our business and financial results.
We intend to incur additional debt in connection with future hotel acquisitions. We may, in some instances, borrow under our senior secured credit facility or borrow new funds to acquire hotels. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the hotels that we own or acquire. If necessary or advisable, we also may borrow funds to make distributions to our stockholders to maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we incur debt in the future and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligation.
Covenants, “cash trap” provisions or other terms in our mortgage loans and our senior secured credit facility, as well as any future credit facility, could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
Some of our loan agreements and our senior secured credit facility contain financial and other covenants. If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may also prohibit us from borrowing unused amounts under our lines of credit, even if repayment of some or all the borrowings is not required. In addition, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow beyond certain amounts or for certain purposes.
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
We finance our long-term growth and liquidity needs with debt financings having staggered maturities, and use variable-rate debt or a mix of fixed and variable-rate debt as appropriate based on favorable interest rates, principal amortization and other terms. In the event that we do not have sufficient funds to repay the debt at the maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities (including due to adverse economic conditions related to the COVID-19 pandemic), we would have a very difficult time refinancing debt. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels on disadvantageous terms, including unattractive prices or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. If we sell a hotel, the required loan repayment may exceed the sale proceeds.
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
As of December 31, 2020, we had approximately $3.5 billion of variable interest rate debt as well as interest rate derivatives including caps and floors that are indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements, the Secured Overnight Financing Rate. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
RISKS RELATED TO HOTEL INVESTMENTS
We are subject to general risks associated with operating hotels.
We own hotel properties, which have different economic characteristics than many other real estate assets, and a hotel REIT is structured differently than many other types of REITs. A typical office property, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term revenue stream. Hotels, on the other hand, generate revenue from guests who typically stay at the hotel for only a few nights, which causes the room rate and occupancy levels at each of our hotels to change every day, and results in earnings that can be highly volatile. In addition, our hotels are subject to various operating risks common to the hotel industry, many of which are beyond our control, and are discussed in more detail below.
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
Our business has been and will continue to be materially adversely affected by the impact of, and the public concern about, a pandemic disease. In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses, including in every state in the United States. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR reduction associated with COVID-19 to continue as we are recording significant reservation cancellations relative to prior expectations as well as a significant reduction in new reservations. The continued outbreak of the virus in the U.S. has and will continue to further reduce travel and demand at our hotels. The prolonged occurrence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel or other market impacts. The hotel industry and our portfolio have and we expect will continue to experience the postponement or cancellation of a significant number of business conferences and similar events. At this time those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19.
As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact will likely be material. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety has materially adversely affected us by reducing demand for our hotels. The length of time required for an effective vaccine or therapy to become widely available is uncertain. These events have resulted in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.
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
Other factors that could negatively affect our business include: terrorist incidents and threats and associated heightened travel security measures; political and regional strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of pandemics, contagious diseases or health epidemics, such as COVID-19, Ebola, H1N1 influenza (swine flu), MERS, SARs, avian flu, the Zika virus or similar outbreaks; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; fluctuations in hotel supply, occupancy and ADR; changes to visa and immigration requirements or border control policies; imposition of taxes or surcharges by regulatory authorities; and increases in gasoline and other fuel prices.
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
Some of our hotels are on land subject to ground leases, at least two of which cover the entire property. Accordingly, we only own a long-term leasehold rather than a fee simple interest, with respect to all or a portion of the real property at these hotels. We may not continue to make payments due on our ground leases, particularly in light of the downturn in our business occasioned by COVID-19. If we fail to make a payment on a ground lease or are otherwise found to be in breach of a ground lease, we could lose the right to use the hotel or portion of the hotel property that is subject to the ground lease. In addition, unless we can purchase the fee simple interest in the underlying land and improvements or extend the terms of these ground leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the ground leases. We may not be able to renew any ground lease upon its expiration or if renewed, the terms may not be favorable. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would need to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects. Our ability to refinance a hotel property subject to a ground lease may be negatively impacted as the ground lease expiration date approaches.
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
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of FF&E. Managers or franchisors of our hotels also will require periodic capital improvements pursuant to the management agreements or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. We may also develop hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, residential, office or apartments, including through joint ventures. Such renovation and development involves substantial risks, including:
•construction cost overruns and delays;
•the disruption of operations and displacement of revenue at operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service;
•the cost of funding renovations or developments and inability to obtain financing on attractive terms;
•the return on our investment in these capital improvements or developments failing to meet expectations;
•governmental restrictions on the nature or size of a project;
•inability to obtain all necessary zoning, land use, building, occupancy, and construction permits;
•loss of substantial investment in a development project if a project is abandoned before completion;
•acts of God such as earthquakes, hurricanes, floods or fires that could adversely affect a project;
•environmental problems; and
•disputes with franchisors or hotel managers regarding compliance with relevant franchise agreements or management agreements.
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

During 2020, approximately 8% of our total hotel revenue was generated from nine hotels located in the Washington D.C. area, one of several key U.S. markets considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
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
RISKS RELATED TO CONFLICTS OF INTEREST
Our agreements with our external advisor and its subsidiaries, as well as our mutual exclusivity agreement and management agreements with Remington Hotels and Premier, subsidiaries of Ashford Inc., were not negotiated on an arm’s-length basis, and we may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of our advisor.
Because each of our executive officers are also key employees of our advisor, Ashford LLC, a subsidiary of Ashford Inc. and have ownership interests in Ashford Inc. and because the chairman of our board has an ownership interest in Ashford Inc., our advisory agreement, our master hotel management agreement and hotel management mutual exclusivity agreement with Remington Hotels, a subsidiary of Ashford Inc., and our master project management agreement and project management mutual exclusivity agreement with Premier, a subsidiary of Ashford Inc., among other agreements between us and subsidiaries of Ashford Inc. were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with our advisor and its subsidiaries (including Ashford LLC, Remington Hotels and Premier).
The termination fee payable to our advisor significantly increases the cost to us of terminating our advisory agreement, thereby effectively limiting our ability to terminate our advisor without cause and could make a change of control transaction less likely or the terms thereof less attractive to us and to our stockholders.
The initial term of our advisory agreement with our advisor is 10 years from the effective date of the advisory agreement, subject to an extension by our advisor for up to 7 successive additional 10-year renewal terms thereafter. The Board will review our advisor’s performance and fees annually and, following the 10-year initial term, may elect to renegotiate the amount of fees payable under the advisory agreement in certain circumstances. Additionally, if we undergo a change of control transaction, we will have the right to terminate the advisory agreement with the payment of the termination fee described below. If we terminate the advisory agreement without cause or upon a change of control, we will be required to pay our advisor a termination fee equal to:
•(A) 1.1 multiplied by the greater of (i) 12 times the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; (ii) the earnings multiple (calculated as our advisor’s total enterprise value on the trading day immediately preceding the day the termination notice is given to our advisor divided by our advisor’s most recently reported adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) for our advisor’s common stock for the 12 month period preceding the termination date of the advisory agreement multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; or (iii) the simple average of the earnings multiples for each of the three fiscal years preceding the termination of the advisory agreement (calculated as our advisor’s total enterprise value on the last trading day of each of the three preceding fiscal years divided by, in each case, our advisor’s Adjusted EBITDA for the same periods), multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; plus
•(B) an additional amount such that the total net amount received by our advisor after the reduction by state and U.S. federal income taxes at an assumed combined rate of 40% on the sum of the amounts described in (A) and (B) shall equal the amount described in (A).
Any such termination fee will be payable on or before the termination date. Moreover, our advisor is entitled to set off, take and apply any of our money on deposit in any of our bank, brokerage or similar accounts (all of which are controlled by, and in the name of, our advisor) to amounts we owe to our advisor-including amounts we would owe to our advisor in respect of the termination fee, and in certain circumstances permits our advisor to escrow any money in such accounts into a termination fee escrow account (to which we would not have access) even prior to the time that the termination fee is payable. The termination fee makes it more difficult for us to terminate our advisory agreement. These provisions significantly increase the cost to us of terminating our advisory agreement, thereby limiting our ability to terminate our advisor without cause.
Our advisor has agreed that its right to receive fees payable under the advisory agreement, including the termination fee and liquidated damages, shall be subordinate under certain circumstances to the payment in full of obligations under our senior secured credit facility with Oaktree and has agreed to enter into documents necessary to subordinate our advisor’s interest in such fees. On January 15, 2021, the Company and our advisor, together with certain affiliated entities, entered into a Subordination and Non-Disturbance Agreement pursuant to which our advisor agreed to subordinate to the prior repayment in full of all obligations under the senior secured credit facility with Oaktree, among other items, (1) advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, and (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder.
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

Our advisor and its key employees, most of whom are Braemar’s, Ashford Inc.’s and our executive officers, face competing demands relating to their time and this may adversely affect our operations.
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
Conflicts of interest in general and specifically relating to Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels and Premier) may lead to management decisions that are not in the stockholders’ best interest. The chairman of our board of directors, Mr. Monty J. Bennett, is the chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr., who is our chairman emeritus, is a significant stockholder of Ashford Inc. Prior to its acquisition by Ashford Inc. on November 6, 2019, Messrs. Archie Bennett, Jr. and Monty J. Bennett beneficially owned 100% of Remington Lodging. As of December 31, 2020, Remington Hotels managed 68 of our 103 hotel properties and the WorldQuest condominium properties and provides other services.
As of December 31, 2020, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. together owned approximately 597,006 shares of Ashford Inc. common stock, which represented an approximate 20.8% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised would have increased the Bennetts’ ownership interest in Ashford Inc. to 66.9%. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
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
Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:
•available interest rate hedging may not correspond directly with the interest rate risk for which protections is sought;
•the duration of the hedge may not match the duration of the related liability;
•the party owing money in the hedging transaction may default on its obligation to pay;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•the value of derivatives used for hedging may be adjusted from time to time in accordance with generally accepted accounting principles (“GAAP”) to reflect changes in fair value and such downward adjustments, or “market-to-market loss,” would reduce our stockholders’ equity.
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
Rules recently adopted by banking regulators and the CFTC in accordance with a requirement of the Dodd-Frank Act require regulated financial institutions and swap dealers and major swap participants that are not regulated financial institutions to collect margin with respect to uncleared swaps to which they are parties and to which financial end users, among others, are their counterparties. We will qualify as a financial end user for purposes of such margin rules. We will not have to post initial margin with respect to our uncleared swaps under the new rules because we do not have material swaps exposure as defined in the new rules. However, we will be required to post variation margin (most likely in the form of cash collateral) with respect to each of our uncleared swaps subject to the new margin rules in an amount equal to the cumulative decrease in the market-to-market value of such swap to our counterparty as of any date of determination from the value of such swap as of the date of the swap’s execution. The SEC has proposed margin rules for security-based swaps to which regulated financial institutions are not counterparties. Those proposed rules differ from the CFTC’s margin rules, but the final form that those rules will take and their effect is uncertain at this time.
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
We may not be able to raise capital through financing activities and may have difficulties negotiating with lenders in times of distress due to our complex structure and property-level indebtedness.
Substantially all of our assets are encumbered by property-level indebtedness; therefore, we may be limited in our ability to raise additional capital through property level or other financings. In addition, our ability to raise additional capital could be limited to refinancing existing secured mortgages before their maturity date which may result in yield maintenance or other prepayment penalties to the extent that the mortgage is not open for prepayment at par. Due to these limitations on our ability to raise additional capital, we may face difficulties obtaining liquidity and negotiating with lenders in times of distress.
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
Operating expenses at our hotels could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, our hotel properties and properties underlying our loan assets may be subject to environmental liabilities. An owner of real property, or a lender with respect to a party that exercises control over the property, can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:
•our knowledge of the contamination;
•the timing of the contamination;
•the cause of the contamination; or
•the party responsible for the contamination.
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
Compliance with the ADA and fire, safety, and other regulations may require us or our borrowers to incur substantial costs.
All of our properties and properties underlying our mortgage loans are required to comply with the ADA. The ADA requires that “public accommodations” such as hotels be made accessible to people with disabilities. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. In addition, we and our borrowers are required to operate our properties in compliance with fire and safety regulations, building codes, and other land use regulations as they may be adopted by governmental agencies and bodies and become applicable to our properties. Any requirement to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, could be costly.
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
Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment, including losses incurred in relation to the COVID-19 pandemic. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed. Accordingly, there can be no assurance that:
•the insurance coverage thresholds that we have obtained will fully protect us against insurable losses (i.e., losses may exceed coverage limits);
•we will not incur large deductibles that will adversely affect our earnings;
•we will not incur losses from risks that are not insurable or that are not economically insurable; or
•current coverage thresholds will continue to be available at reasonable rates.
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
If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to our stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate rates;
•we would also be subject to federal alternative minimum tax for taxable years beginning before January 1, 2018, and, possibly, increased state and local income taxes;
•any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and
•unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year that we lost our qualification, and, thus, our cash available for distribution to stockholders could be reduced for each of the years during which we did not qualify as a REIT.
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
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets. For example:
•We will be required to pay tax on undistributed REIT taxable income.
•If we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.
•If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax.
•Each of our TRSs is a fully taxable corporation and will be subject to federal and state taxes on its income.
•We may continue to experience increases in our state and local income tax burden. Over the past several years, certain state and local taxing authorities have significantly changed their income tax regimes in order to raise revenues. The changes enacted that have increased our state and local income tax burden include the taxation of modified gross receipts (as opposed to net taxable income), the suspension of and/or limitation on the use of net operating loss deductions, increases in tax rates and fees, the addition of surcharges, and the taxation of our partnership income at the entity level. Facing mounting budget deficits, more state and local taxing authorities have indicated that they are going to revise their income tax regimes in this fashion and/or eliminate certain federally allowed tax deductions such as the REIT dividends paid deduction.
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
The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced maximum rate on qualified dividend income. However, under the Tax Cuts and Jobs Act a non-corporate taxpayer may deduct 20% of ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income” resulting in an effective maximum U.S. federal income tax rate of 29.6% (based on the current maximum U.S. federal income tax rate for individuals of 37%). Individuals, trusts and estates whose income exceeds certain thresholds are also subject to a 3.8% Medicare tax on dividends received from us. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.
If our operating partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders and suffer other adverse consequences.
We believe that our operating partnership qualifies to be treated as a partnership for U.S. federal income tax purposes. As a partnership, our operating partnership is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, is required to include in income its allocable share of the operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of our operating partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
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
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.
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
We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder, subject to certain limitations, including that the cash portion be at least 20% of the total distribution. (10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020).
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
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations. It is possible that future legislation would result in a REIT having fewer advantages, and it could become more advantageous for a company that invests in real estate to be treated, for U.S. federal income tax purposes, as a corporation.
If Braemar failed to qualify as a REIT for 2013, it would significantly affect our ability to maintain our REIT status.
For U.S. federal income tax purposes, we recorded a gain of approximately $145.7 million as a result of the spin-off of Braemar in November 2013. If Braemar qualified for taxation as a REIT for 2013, that gain was qualifying income for purposes of our 2013 REIT income tests. If, however, Braemar failed to qualify as a REIT for 2013, that gain would be non-qualifying income for purposes of the 75% gross income test. Although Braemar covenanted in the Separation and Distribution Agreement to use reasonable best efforts to qualify as a REIT in 2013, no assurance can be given that it so qualified. If Braemar failed to qualify, we would have failed our 2013 REIT income tests, which would either result in our loss of our REIT status for 2013 and the following four taxable years or result in a significant tax in 2013 that has not been accrued or paid and thereby would materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.
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
Our charter authorizes our board of directors to issue common stock or preferred stock in one or more classes and to establish the preferences and rights of any class of common stock or preferred stock issued. These actions can be taken without obtaining stockholder approval. Our issuance of additional classes of common stock or preferred stock could substantially dilute the interests of the holders of our common stock. Such issuances could also have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.
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
•redemption rights of qualifying parties;
•transfer restrictions on our common units;
•the ability of the general partner in some cases to amend the partnership agreement without the consent of the limited partners; and
•the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.
Because provisions contained in Maryland law and our charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.
Provisions contained in our charter and the Maryland General Corporation Law (the “MGCL”) may have effects that delay, defer, or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices.
These provisions include the following:
•The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock or any class of our preferred stock without our permission.
•Our charter authorizes our board of directors to issue common stock or preferred stock in one or more classes and to establish the preferences and rights of any class of common stock or preferred stock issued. These actions can be taken without soliciting stockholder approval. Our common stock and preferred stock issuances could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.
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
Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock or a “control premium” for their shares or inhibit a transaction that might otherwise be viewed as being in the best interest of our stockholders. These provisions include:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special stockholder voting requirements on these business combinations, unless certain fair price requirements set forth in the MGCL are satisfied; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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

Our charter opts out of the business combination/moratorium provisions and control share provisions of the MGCL and prevents us from making any elections under Subtitle 8 of the MGCL. Because these provisions are contained in our charter, they cannot be amended unless the Board recommends the amendment and the stockholders approve the amendment. Any such amendment would require the affirmative vote of two-thirds of the outstanding voting power of our common stock. Additionally, pursuant to the Investor Agreement, we are not permitted to elect to be subject to, or publicly recommend any charter amendment to our stockholders that would permit our board of directors to elect to be subject to, the business combination/moratorium provisions or share control provisions of Maryland law or any similar state anti-takeover law, except to the extent Oaktree and its affiliates are expressly exempted.
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
Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:
•amend or revise at any time our dividend policy with respect to our common stock or preferred stock (including by eliminating, failing to declare, or significantly reducing dividends on these securities);
•terminate our advisor under certain conditions pursuant to the advisory agreement, subject to the payment of a termination fee;
•amend or revise at any time and from time to time our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, subject to the limitations and restrictions provided in our advisory agreement and mutual exclusivity agreement;
•amend our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements;
•subject to the terms of our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;
•issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;
•amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;
•classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;
•employ and compensate affiliates (subject to disinterested director approval);
•direct our resources toward investments that do not ultimately appreciate over time; and
•determine that it is not in our best interests to attempt to qualify, or to continue to qualify, as a REIT.
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
Our charter authorizes the issuance of up to 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of March 11, 2021, we had 103,356,082 shares of our common stock issued and outstanding, 1,695,873 shares of our Series D Cumulative Preferred Stock, 2,059,034 shares of our Series F Cumulative Preferred Stock, 3,492,734 shares of our Series G Cumulative Preferred Stock, 2,240,599 shares of our Series H Cumulative Preferred Stock, and 2,193,543 share of our Series I Cumulative Preferred Stock. Accordingly, we may issue up to an additional 296,643,918 shares of common stock and 38,318,217 shares of preferred stock.
Future issuances of common stock or preferred stock could decrease the relative voting power of our common stock or preferred stock and may cause substantial dilution in the ownership percentage of our then-existing holders of common or preferred stock. Future issuances may have the effect of reducing investors’ relative voting power and/or diluting the net tangible book value of the shares held by our stockholders, and might have an adverse effect on any trading market for our securities. Our board of directors may designate the rights, terms and preferences of our authorized but unissued common shares or preferred shares at its discretion, including conversion and voting preferences without stockholder approval.
Item 1B.    Unresolved Staff Comments
None.
Item 2.Properties
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2020, we held ownership interests in 103 hotel properties that were included in our consolidated operations, which included direct ownership in 101 hotel properties and 85% ownership in two hotel properties through equity investments with joint venture partners. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2020
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150	37.15%	$122.40	$45.47
Embassy Suites	Dallas, TX	Full service	150	100	150	38.13%	$112.22	$42.79
Embassy Suites	Herndon, VA	Full service	150	100	150	42.55%	$112.36	$47.81
Embassy Suites	Las Vegas, NV	Full service	220	100	220	36.71%	$131.35	$48.22
Embassy Suites	Flagstaff, AZ	Full service	119	100	119	52.75%	$121.29	$63.97
Embassy Suites	Houston, TX	Full service	150	100	150	49.58%	$107.56	$53.33
Embassy Suites	West Palm Beach, FL	Full service	160	100	160	37.29%	$151.21	$56.38
Embassy Suites	Philadelphia, PA	Full service	263	100	263	43.87%	$130.70	$57.33
Embassy Suites	Walnut Creek, CA	Full service	249	100	249	47.68%	$138.15	$65.87
Embassy Suites	Arlington, VA	Full service	269	100	269	28.16%	$154.12	$43.40
Embassy Suites	Portland, OR	Full service	276	100	276	22.16%	$154.46	$34.22
Embassy Suites	Santa Clara, CA	Full service	258	100	258	37.31%	$170.87	$63.76
Embassy Suites	Orlando, FL	Full service	174	100	174	37.68%	$142.94	$53.85
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119	43.65%	$105.67	$46.13
Hilton Garden Inn	Austin, TX	Select service	254	100	254	28.36%	$143.13	$40.60
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158	36.96%	$98.19	$36.29
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176	45.22%	$127.07	$57.46
Hilton	Houston, TX	Full service	242	100	242	44.34%	$89.84	$39.84
Hilton	St. Petersburg, FL	Full service	333	100	333	33.98%	$155.80	$52.94
Hilton	Santa Fe, NM	Full service	158	100	158	50.01%	$109.17	$54.60
Hilton	Bloomington, MN	Full service	300	100	300	25.62%	$100.57	$25.76

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2020
						Occupancy	ADR	RevPAR
Hilton	Costa Mesa, CA	Full service	486	100	486	37.51%	$117.69	$44.14
Hilton	Boston, MA	Full service	390	100	390	25.01%	$138.49	$34.64
Hilton	Parsippany, NJ	Full service	353	100	353	21.85%	$142.79	$31.20
Hilton	Tampa, FL	Full service	238	100	238	46.35%	$120.69	$55.94
Hilton	Alexandria, VA	Full service	252	100	252	28.71%	$135.52	$38.91
Hilton	Santa Cruz, CA	Full service	178	100	178	58.00%	$149.80	$86.89
Hilton	Ft. Worth, TX	Full service	294	100	294	28.96%	$151.85	$43.98
Hampton Inn	Lawrenceville, GA	Select service	85	100	85	43.34%	$92.06	$39.90
Hampton Inn	Evansville, IN	Select service	140	100	140	31.37%	$91.76	$28.78
Hampton Inn	Parsippany, NJ	Select service	152	100	152	20.95%	$131.16	$27.48
Hampton Inn	Buford, GA	Select service	92	100	92	45.01%	$106.31	$47.85
Marriott	Beverly Hills, CA	Full service	260	100	260	61.45%	$158.96	$97.69
Marriott	Durham, NC	Full service	225	100	225	46.04%	$98.12	$45.18
Marriott	Arlington, VA	Full service	701	100	701	20.33%	$156.82	$31.88
Marriott	Bridgewater, NJ	Full service	349	100	349	23.18%	$161.23	$37.37
Marriott	Dallas, TX	Full service	265	100	265	30.01%	$122.19	$36.67
Marriott	Fremont, CA	Full service	357	100	357	26.51%	$158.74	$42.09
Marriott	Memphis, TN	Full service	232	100	232	36.05%	$140.62	$50.70
Marriott	Irving, TX	Full service	491	100	491	34.13%	$131.98	$45.05
Marriott	Omaha, NE	Full service	300	100	300	21.63%	$113.90	$24.64
Marriott	Sugarland, TX	Full service	300	100	300	40.01%	$112.93	$45.19
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133	36.76%	$84.69	$31.13
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90	46.89%	$99.81	$46.79
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97	47.14%	$93.92	$44.28
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136	27.66%	$83.81	$23.18
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120	43.01%	$80.14	$34.47
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164	42.16%	$105.97	$44.68
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199	26.93%	$92.62	$24.95
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86	40.83%	$89.88	$36.70
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117	33.47%	$103.43	$34.62
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315	30.04%	$135.71	$40.77
Courtyard by Marriott	Columbus, IN	Select service	90	100	90	31.95%	$94.14	$30.08
Courtyard by Marriott	Denver, CO	Select service	202	100	202	49.58%	$106.35	$52.72
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210	27.43%	$115.84	$31.78
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272	21.36%	$118.22	$25.25
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168	23.58%	$95.07	$22.41
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156	40.93%	$105.58	$43.21
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154	32.69%	$98.22	$32.11
Courtyard by Marriott	Oakland, CA	Select service	156	100	156	45.50%	$120.09	$54.64
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180	45.36%	$135.08	$61.28
Courtyard by Marriott	Plano, TX	Select service	153	100	153	22.68%	$118.38	$26.84
Courtyard by Marriott	Newark, CA	Select service	181	100	181	28.38%	$131.59	$37.35
Courtyard by Marriott	Manchester, CT	Select service	90	85	77	40.30%	$108.18	$43.60
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235	19.18%	$152.77	$29.30
Marriott Residence Inn	Evansville, IN	Select service	78	100	78	62.48%	$96.84	$60.51
Marriott Residence Inn	Orlando, FL	Select service	350	100	350	35.95%	$108.25	$38.92
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159	44.17%	$138.71	$61.27
Marriott Residence Inn	San Diego, CA	Select service	150	100	150	44.15%	$141.53	$62.49
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144	47.93%	$120.83	$57.91
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256	50.57%	$120.77	$61.08
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200	51.04%	$112.20	$57.27
Marriott Residence Inn	Plano, TX	Select service	126	100	126	35.10%	$88.37	$31.02

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2020
						Occupancy	ADR	RevPAR
Marriott Residence Inn	Newark, CA	Select service	168	100	168	60.66%	$137.02	$83.11
Marriott Residence Inn	Manchester, CT	Select service	96	85	82	61.31%	$110.17	$67.54
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120	59.66%	$119.03	$71.01
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143	60.07%	$117.76	$70.73
One Ocean	Atlantic Beach, FL	Full service	193	100	193	57.41%	$190.37	$109.29
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197	20.59%	$119.97	$24.70
Sheraton Hotel	Langhorne, PA	Full service	186	100	186	32.97%	$113.71	$37.49
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220	13.93%	$98.29	$13.70
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378	24.39%	$124.10	$30.26
Sheraton Hotel	Anchorage, AK	Full service	370	100	370	33.10%	$125.42	$41.51
Sheraton Hotel	San Diego, CA	Full service	260	100	260	31.96%	$117.30	$37.49
Hyatt Regency	Coral Gables, FL	Full service	254	100	254	28.93%	$198.57	$57.45
Hyatt Regency	Hauppauge, NY	Full service	358	100	358	27.43%	$114.50	$31.40
Hyatt Regency	Savannah, GA	Full service	351	100	351	54.41%	$155.44	$84.57
Renaissance	Nashville, TN	Full service	673	100	673	23.56%	$208.61	$49.15
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124	30.58%	$119.41	$36.51
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168	48.61%	$210.83	$102.49
Silversmith	Chicago, IL	Full service	144	100	144	15.74%	$116.05	$18.26
The Churchill	Washington, D.C.	Full service	173	100	173	19.37%	$140.81	$27.27
The Melrose	Washington, D.C.	Full service	240	100	240	19.82%	$145.33	$28.80
Le Pavillon	New Orleans, LA	Full service	226	100	226	20.90%	$150.11	$31.38
The Ashton	Ft. Worth, TX	Full service	39	100	39	28.38%	$203.42	$57.73
Westin	Princeton, NJ	Full service	296	100	296	21.05%	$139.68	$29.40
W	Atlanta, GA	Full service	237	100	237	29.40%	$210.66	$61.94
Le Meridien	Minneapolis, MN	Full service	60	100	60	12.24%	$180.48	$22.09
Hotel Indigo	Atlanta, GA	Full service	141	100	141	47.94%	$94.97	$45.53
Ritz-Carlton	Atlanta, GA	Full service	444	100	444	27.39%	$255.99	$70.11
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157	37.97%	$164.70	$62.53
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160	56.81%	$236.44	$134.33
Renaissance (3)	Palm Springs, CA	Full service	410	100	410	34.78%	$156.81	$54.53
Total			22,621		22,594	34.40%	$134.63	$46.31
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
Item 3.Legal Proceedings
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to

Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of December 31, 2020, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”), and the appeal is still pending. By Order dated May 7, 2020, the Second Department referred the matter for mandatory mediation. The parties participated in mediation on June 22, 2020, however, they were not able to arrive at mutually acceptable settlement terms. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages, however, the trial judge retired at the end of 2020 without deciding any issues relating to damages. The case has been re-assigned, and the new trial judge has directed the parties to explore another round of mediation. If this effort is unsuccessful, the trial court will likely schedule a hearing on the damages issue. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If, however, the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus interest and attorneys’ fees. As of December 31, 2020, no amounts have been accrued.
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
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members have until April 4, 2021 to opt out of the class. While we believe it is reasonably possible that we may incur a loss associated with this litigation because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2020, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the Americans with Disability Act and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and the final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
ITEM 4.MINE SAFETY DISCLOSURES
None.
PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Price of and Dividends on Registrant’s Common Equity and Related Stockholder Matters
Market Price and Dividend Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On March 11, 2021, there were 510 registered holders of record of our common stock.
For the year ended December 31, 2020, we declared and paid dividends of $0.00 per share. For the year ended December 31, 2019, we declared and paid dividends of $3.00 per share, paid at a rate of $1.20, $0.60, $0.60, and $0.60, respectively, per share per quarter. In December 2020, the board of directors approved our dividend policy for 2021, which continued the suspension of the Company’s dividend into 2021 in light of the ongoing uncertainty from the COVID-19 pandemic and to protect liquidity. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our hotel managers and general business conditions (including the impact of COVID-19).

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows for the following fiscal years:

	2020			2019			2018
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	0.6000	(1)	100.0000	3.6000	(1)	100.0000	4.8000	(1)	100.0000
Total	$0.6000		100.0000%	$3.6000		100.0000%	$4.8000		100.0000%
Common Stock (stock - NYSE: AINC):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—%
Return of capital	—		—	0.0380	(2)	100.0000	—		—
Total	$—		—%	$0.0380		100.0000%	$—		—%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	1.0562	(1)	100.0000	2.1124	(1)	100.0000	2.1124	(1)	100.0000
Total	$1.0562		100.0000%	$2.1124		100.0000%	$2.1124		100.0000%
Preferred Stock – Series F:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	0.9218	(1)	100.0000	1.8436	(1)	100.0000	1.8436	(1)	100.0000
Total	$0.9218		100.0000%	$1.8436		100.0000%	$1.8436		100.0000%
Preferred Stock – Series G:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	0.9218	(1)	100.0000	1.8436	(1)	100.0000	1.8436	(1)	100.0000
Total	$0.9218		100.0000%	$1.8436		100.0000%	$1.8436		100.0000%
Preferred Stock – Series H:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	0.9375	(1)	100.0000	1.8750	(1)	100.0000	1.8750	(1)	100.0000
Total	$0.9375		100.0000%	$1.8750		100.0000%	$1.8750		100.0000%
Preferred Stock – Series I:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	0.9375	(1)	100.0000	1.8750	(1)	100.0000	—		—
Total	$0.9375		100.0000%	$1.8750		100.0000%	$—		—%
____________________
(1)The fourth quarter 2017 preferred and common distributions paid January 17, 2018 are treated as 2018 distributions for tax purposes The fourth quarter 2018 preferred and common distributions paid January 16, 2019 are treated as 2019 distributions for tax purposes. The fourth quarter 2019 preferred and common distributions paid January 15, 2020 are treated as 2020 distributions for tax purposes.
(2)On November 5, 2019 Ashford Trust distributed its remaining shares of common stock in Ashford, Inc. (NYSE: AINC) to the common shareholders of record as of the close of business of the New York Stock Exchange on October 29, 2019.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	126,000	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	126,000
____________________
(1)As of December 31, 2020, there were approximately 126,000 shares of our common stock, or securities convertible into approximately 126,000 shares of our common stock that remained available for issuance under our Amended and Restated 2011 Stock Incentive Plan.
Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2015 through December 31, 2020, assuming an initial investment of $100 in stock on December 31, 2015 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

250
200
150
100
50
0
2015
2016
2017
2018
2019
2020
Ashford Hospitality Trust, Inc.
S&P 500
FTSE NAREIT Lodging & Resorts

Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	344	$—	(2)	—	$200,000,000
November 1 to November 30	59	—	(2)	—	200,000,000
December 1 to December 31	—	—		—	200,000,000
Total	403	—		—
____________________
(1)On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of director’s authorization replaced any previous repurchase authorizations.
(2)There is no cost associated with the forfeiture of restricted shares of our common stock.

Item 6.Selected Financial Data
The following sets forth our selected consolidated financial and operating information on a historical basis and should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2020	2019		2018		2017		2016

	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$508,238	$1,502,759		$1,430,789		$1,439,270		$1,492,043
Total operating expenses	936,925	1,414,156		1,340,850		1,304,265		1,336,339
Gain (loss) on disposition of assets and hotel properties	(36,680)	26,126		475		14,030		31,599
Operating income (loss)	(465,367)	114,729		90,414		149,035		187,303
Net income (loss)	(633,222)	(142,679)		(156,309)		(88,760)		(58,782)
Net income (loss) attributable to the Company	(543,876)	(113,635)		(126,966)		(67,008)		(46,285)
Net income (loss) attributable to common stockholders	(520,516)	(156,212)		(169,543)		(122,568)		(88,681)
Diluted income (loss) per common share:
Net income (loss) attributable to common stockholders	$(33.00)	$(15.77)	(2)	$(17.52)	(2)	$(1.30)	(2)	$(0.95)	(2)
Weighted average diluted common shares	15,756	9,984	(2)	9,728	(2)	9,521	(2)	9,443	(2)

	December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Balance Sheets Data:
Investments in hotel properties, net	$3,426,982	$4,108,443	$4,105,219	$4,035,915	$4,160,563
Cash and cash equivalents	92,905	262,636	319,210	354,805	347,091
Restricted cash	74,408	135,571	120,602	116,787	144,014
Notes receivable, net	8,263	7,709	—	—	—
Total assets	3,734,383	4,691,348	4,685,954	4,669,850	4,891,544
Indebtedness, net	3,728,911	4,106,518	3,927,266	3,696,300	3,723,559
Total stockholders’ equity (deficit) of the Company	(283,621)	268,762	452,489	632,500	791,621

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share amounts)
Other Data:
Cash provided by (used in) operating activities	$(149,531)	$177,209	$181,560	$207,382	$179,723
Cash provided by (used in) investing activities	(7,604)	(253,193)	(329,634)	(63,881)	(21,858)
Cash provided by (used in) financing activities	(73,759)	34,379	115,814	(163,902)	(34,150)
Cash dividends declared per common share	—	3.00	4.80	4.80	4.80
EBITDAre (unaudited) (1)	(6,008)	403,285	366,639	378,261	398,222
Funds From Operations (FFO) (unaudited) (1)	(228,534)	89,017	82,363	98,406	129,532
____________________
(1)A more detailed description and computation of FFO and EBITDAre is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.
(2)Amounts revised for the effects of the 1-for-10 reverse stock split. See note 1 to our consolidated financial statements.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2019 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
EXECUTIVE OVERVIEW
General
As of December 31, 2020, we owned 103 consolidated hotel properties, including 101 hotel properties directly owned, and two hotel properties owned through a majority-owned investment in a consolidated entity, which represents 22,621 total rooms, or 22,594 net rooms excluding those attributable to our partner. Currently, all of our hotel properties are located in the United States.
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•adjusting cost and operational models due to the impact of COVID-19 on the hotel industry;
•maintain maximum cash and cash equivalents liquidity;
•completion of the preferred stock exchange offering;
•negotiate forbearance and other agreements with lenders as necessary with respect to our loans that are in default;
•disposition of non-core hotel properties;
•pursuing capital market activities to enhance long-term stockholder value;
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
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of December 31, 2020, operations at two of the Company’s hotels remained temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow throughout 2021 and for the foreseeable future. As a result, the Company suspended the quarterly cash dividend on its common stock for each quarter in fiscal year 2020, suspended the quarterly cash dividend on its preferred stock for the second, third and fourth quarters of fiscal year 2020, reduced planned capital expenditures, and working closely with its hotel managers, significantly reduced its hotels’ operating expenses.
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
The Company is in the process of negotiating forbearance agreements with its lenders. As of March 11, 2021, forbearance agreements have been executed on most, but not all of our loans. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of December 31, 2020. See note 7 to our consolidated financial statements.
Additionally, certain of the Company’s hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company may default on some or all of the ground leases within the next twelve months.
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
As of December 31, 2020, the Company held cash and cash equivalents of $92.9 million and restricted cash of $74.4 million. During the three months ended December 31, 2020, we utilized cash, cash equivalents and restricted cash of $43.1 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. On January 15, 2021, the Company entered into a senior secured term loan facility comprising of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million. See note 25.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors arising from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed senior secured term loan facility with Oaktree Capital Management L.P. and forbearance and other agreements with our property-level lenders, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:
•as of March 11, 2021, the Company has temporarily suspended operations at one hotel property. The Company’s remaining 101 hotel properties are open and operating;
•the Company has reduced its planned spending for capital expenditures for fiscal year 2021;
•the Company has suspended its common stock dividends;
•the Company has suspended its preferred stock dividends;
•the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses and will continue to take all necessary additional actions to preserve capital and liquidity; and
•the Company ended the year with cash and cash equivalents of $92.9 million and restricted cash of $74.4 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company has worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At December 31, 2020, there was also $9.4 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
2020 Developments
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
On March 9, 2020, the Company sold the Crowne Plaza in Annapolis, Maryland for approximately $5.1 million. The sale resulted in a gain of approximately $3.7 million for the year ended months ended December 31, 2020, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations.
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
At the time of amendment, the Company had paid Lismore approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, the Company is still entitled, in the event that the Company does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees the Company or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by the Company to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of December 31, 2020, the Company has also paid $5.1 million related to periodic installments of which approximately $3.5 million has been expensed in accordance with the agreement and approximately $1.7 million may be offset against future fees under the agreement that are eligible for claw back under the agreement. As of December 31, 2020 approximately $4.4 million of the payments are included in “other assets.” Further, the Company has incurred approximately $6.7 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. As of December 31, 2020, the Company has a payable of $3.4 million for these fees included in “Due to Ashford Inc., net” on our consolidated balance sheet.
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
On May 12, 2020, the lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($108.8 million mortgage loan and $36.2 million in mezzanine loans) sent the Company an acceleration notice which accelerated all payments due under the applicable loan documents. To remedy the acceleration notice, on August 19. 2020 the Company sold the Embassy Suites New York Manhattan Times Square for approximately $143.9 million of consideration, which consisted of $35.1 million in cash and $108.8 million in the form of the assumption of the mortgage loan. The sale resulted in a loss of approximately $40.4 million for the year ended December 31, 2020, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations. Upon the loan assumption by the buyer, accrued interest was forgiven by the lender and the $35.1 million of proceeds were used to extinguish the $36.2 million of mezzanine loans, which resulted in a gain of $4.3 million which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On June 22, 2020, the lender for the W Hotel in Minneapolis, Minnesota ($45.8 million mortgage loan and a $5.8 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotel in a public auction. On September 15, 2020, the Company completed a consensual assignment of 100% of the equity interests in the owner of the W Hotel, which resulted in a gain on extinguishment of debt of approximately $1.1 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
On July 9, 2020, the mortgage, senior mezzanine and junior mezzanine loans with an aggregate principal balance of $144.2 million, secured by the Rockbridge Portfolio, matured and the Company failed to repay the loans on such maturity date. On August 19, 2020, the Company completed a consensual assignment of the entities that own the Rockbridge Portfolio in lieu of a UCC sale, which resulted in a gain on extinguishment of debt of approximately $65.2 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On July 23, 2020, the lender for MS C1 ($56.0 million mortgage loan and an $8.0 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. On September 21, 2020, the mezzanine lender for MS C1 conducted a UCC-foreclosure of its collateral consisting of 100% of the equity interests in the owners of the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Buena Vista hotels, which resulted in a gain on extinguishment of debt of approximately $19.7 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
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
•provided the Company a 30-day deferral on the payment of approximately $3 million in base advisory fees with respect to the month of November 2020;
•provided the Company an additional 30-day deferral of the payment of Lismore success fees;
•provided the Company a 30-day deferral of potential Lismore success fees for the month of November 2020; and
•waived the requirement of the Company to provide replacement FF&E for FF&E that was previously sold to Ashford LLC under the ERFP program at the Embassy Suites New York Manhattan Times Square.

On November 25, 2020 Ashford Trust closed its previously commenced offers to exchange any and all shares of the Company’s 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share for newly issued shares of the Company’s common stock, par value $0.01. In connection with the closing, the Company issued approximately 38,388,760 new shares of common stock in exchange for an aggregate of 6,879,706 shares of preferred stock.
On November 26, 2020, the independent members of the board of directors of Ashford Inc. granted Ashford Trust: (i) an additional deferral of the payment of the base advisory fees that were previously deferred for the months of October 2020 and November 2020; and (ii) a deferral of approximately $3 million in base advisory fees with respect to the month of December 2020. The foregoing payments will now be due and payable on January 4, 2021. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the Advisory Agreement or any damages that may have arisen in absence of such fee deferral.
On December 7, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”), entered into a purchase agreement, pursuant to which the Company may sell to Lincoln Park up to $40 million of shares of common stock, par value $0.01 per share of the Company, from time to time during the term of the purchase agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of Common Stock that are issued to Lincoln Park under the Purchase Agreement. As of March 11, 2021, we have issued approximately 10.6 million shares of our common stock for gross proceeds of approximately $25.1 million.
From December 8, 2020 through December 31, 2020, the Company entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The Company agreed to exchange a total of 2,788,035 shares of its common stock, par value $0.01 per share, for an aggregate of 544,177 shares of Preferred Stock.
2021 Developments
On January 4, 2021, the independent members of the board of directors of Ashford Inc. granted Ashford Trust: (i) an additional deferral of the payment of the base advisory fees that were previously deferred for the months of October 2020, November 2020 and December 2020; and (ii) a deferral of approximately $2.8 million in base advisory fees with respect to the month of January 2021. The foregoing payments will now be due and payable on January 11, 2021. Additionally, the Ashford Inc. Directors waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the Advisory Agreement or any damages that may have arisen in absence of such fee deferral.
On January 15, 2021, the Company and Ashford Hospitality Limited Partnership, an indirect subsidiary of the Company entered into a Credit Agreement (the “Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders”) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). The Credit Agreement provides that, subject to the conditions set forth therein, the Lenders will make available to the Borrower a senior secured term loan facility comprising of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million (the “Initial DDTL”) and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”), in each case to fund general corporate operations of the Company and its subsidiaries.
The Loans under the Credit Agreement will bear interest (a) with respect to the Initial Term Loan and the Initial DDTL, at an annual rate equal to 16% for the first two years, reducing to 14% thereafter and (b) with respect to the Additional DDTL, at an annual rate equal to 18.5% for the first two years, reducing to 16.5% thereafter. Interest payments on the Loans will be due and payable in arrears on the last business day of March, June, September and December of each calendar year and the maturity date. For the first two years following the closing of the Credit Agreement, the Borrower will have the option to pay accrued interest “in kind” by adding such amount of accrued interest to the outstanding principal balance of the Loans (such interest, “PIK Interest”). The initial maturity date of the Credit Agreement (the “Maturity Date”) shall be three years, with two optional one-year extensions subject to satisfaction of certain terms and conditions. The Lenders shall, subject to certain terms, have the ability to make protective advances to the Borrower pursuant to the terms of the Credit Agreement to cure defaults with respect to mortgage and mezzanine-level indebtedness of subsidiaries of the Borrower having principal balances in excess of $400 million.

On January 20, 2021, the Company completed the sale of the Le Meridien in Minneapolis, Minnesota for approximately $7.9 million. As of December 31, 2020, the carrying value of the building and FF&E was approximately $7.7 million at December 31, 2020.
On January 22, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd., (“YA”), pursuant to which the Company will be able to sell up to 13,718,319 shares of its common stock (the “Commitment Amount”) at the Company’s request any time during the commitment period commencing on January 22, 2021, and terminating on the earliest of (i) the first day of the month next following the 36-month anniversary of the SEDA or (ii) the date on which YA shall have made payment of Advances (as defined in the SEDA) pursuant to the SEDA for shares of the Company’s common stock equal to the Commitment Amount (the “Commitment Period”). Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the SEDA would be purchased at 95% of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP (as defined below) of the Company’s common stock during the 5 consecutive trading days commencing on the trading day following the date the Company submits an advance notice to YA. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the principal market as reported by Bloomberg L.P. during regular trading hours.
At any time during the Commitment Period the Company may require YA to purchase shares of the Company’s common stock by delivering a written notice to YA setting forth the Advance Shares (as defined in the SEDA) that the Company desires to issue and sell to YA (the “Advance Notice”). The Company shall, in its sole discretion, select the Advance Shares, not to exceed the Maximum Advance Shares of $5.0 million, it desires to issue and sell to the Investor in each Advance Notice and the time it desires to deliver each Advance Notice. There shall be no mandatory minimum Advances and no non-usages fee for not utilizing the Commitment Amount or any part thereof.
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of March 11, 2021, approximately 13.7 million shares of common stock with an aggregate offering price of approximately $40.6 million have been sold under the SEDA.
On February 9, 2021, the Company executed an agreement regarding existing defaults and extension options for the MS 17 Pool loan pursuant to which (a) the Company paid to the lender all current and past due debt service and tax reserve contributions, and (b) the lender suspended all FF&E reserve contributions (for the furniture, fixtures and equipment reserve accounts generally reserved to finance capital improvements to the property) through December 2021. Additionally, the modification agreement lowers the debt yield extension test for the fifth extension option from 10.38% to 8.0%. Finally, the forbearance agreement provides that the second extension option is deemed exercised as of November 9, 2020.
In February 2021 the Company was informed by its lender that the lender is initiating foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secures the Company’s $19.4 million mortgage loan.
From January 1, 2021 through March 11, 2021, the Company entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. During this period, the Company exchanged a total of 23.2 million shares of its common stock, par value $0.01 per share for an aggregate of 3.5 million shares of Preferred Stock.
On March 12, 2021, Ashford Trust and Lincoln Park entered into a second purchase agreement (the “2nd Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to Lincoln Park up to 20,660,880 shares of common stock, from time to time during the term of the 2nd Purchase Agreement. Upon entering into the 2nd Purchase Agreement, the Company issued 162,655 shares of common stock as consideration for Lincoln Park’s execution and delivery of the 2nd Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Lincoln Park under the 2nd Purchase Agreement.

RESULTS OF OPERATIONS
Key Indicators of Operating Performance
We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisitions to determine each hotel’s contribution to cash flow and its potential to provide attractive long-term total returns. These key indicators include:
•Occupancy—Occupancy means the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotels’ available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period.
•ADR—ADR means average daily rate and is calculated by dividing total hotel rooms revenues by total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate.
•RevPAR—RevPAR means revenue per available room and is calculated by multiplying ADR by the average daily occupancy. RevPAR is one of the commonly used measures within the hotel industry to evaluate hotel operations. RevPAR does not include revenues from food and beverage sales or parking, telephone or other non-rooms revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels (comparable hotels represent hotels we have owned for the entire period). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.
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
Demand—The demand for lodging, including business travel, is directly correlated to the overall economy; as GDP increases, lodging demand typically increases. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle. Beginning in 2020, the COVID-19 pandemic had a direct impact on demand.
Supply—The development of new hotels is driven largely by construction costs, the availability of financing and expected performance of existing hotels. Short-term supply is also expected to be below long-term averages. While the industry is expected to have supply growth below historical averages, we may experience supply growth, in certain markets, in excess of national averages that may negatively impact performance. Beginning in 2020, the COVID-19 pandemic had a direct impact on supply.

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
Revenue—Substantially all of our revenue is derived from the operation of hotels. Specifically, our revenue is comprised of:
•Rooms revenue-Occupancy and ADR are the major drivers of rooms revenue. Rooms revenue accounts for the substantial majority of our total revenue.
•Food and beverage revenue-Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s food and beverage outlets or meeting and banquet facilities).
•Other hotel revenue-Occupancy and the nature of the property are the main drivers of other ancillary revenue, such as telecommunications, parking and leasing services.
Hotel Operating Expenses—The following presents the components of our hotel operating expenses:
•Rooms expense-These costs include housekeeping wages and payroll taxes, reservation systems, room supplies, laundry services and front desk costs. Like rooms revenue, occupancy is the major driver of rooms expense and, therefore, rooms expense has a significant correlation to rooms revenue. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.
•Food and beverage expense-These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than restaurant, bar or other on-property food and beverage outlets) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.
•Management fees-Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.
•Other hotel expenses-These expenses include labor and other costs associated with the other operating department revenues, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2020	2019	2018	2020 to 2019	2019 to 2018
Total revenue	$508,238	$1,502,759	$1,430,789	$(994,521)	$71,970
Total hotel expenses	(434,672)	(952,674)	(900,582)	518,002	(52,092)
Property taxes, insurance and other	(79,669)	(84,110)	(78,355)	4,441	(5,755)
Depreciation and amortization	(252,765)	(269,003)	(258,458)	16,238	(10,545)
Impairment charges	(91,721)	(33,628)	(23,391)	(58,093)	(10,237)
Transaction costs	—	(2)	(11)	2	9
Advisory service fee	(50,050)	(63,632)	(69,122)	13,582	5,490
Corporate, general and administrative	(28,048)	(11,107)	(10,931)	(16,941)	(176)
Gain (loss) on disposition of assets and hotel properties	(36,680)	26,126	475	(62,806)	25,651
Operating income (loss)	(465,367)	114,729	90,414	(580,096)	24,315
Equity in earnings (loss) of unconsolidated entities	(448)	(2,307)	867	1,859	(3,174)
Interest income	672	3,067	3,952	(2,395)	(885)
Other income (expense)	(16,998)	10,490	64	(27,488)	10,426
Interest expense and amortization of loan costs	(247,381)	(262,001)	(236,786)	14,620	(25,215)
Write-off of premiums, loan costs and exit fees	(13,867)	(2,841)	(8,847)	(11,026)	6,006
Gain (loss) on extinguishment of debt	90,349	—	—	90,349	—
Unrealized gain (loss) on marketable securities	(1,467)	1,896	(1,013)	(3,363)	2,909
Unrealized gain (loss) on derivatives	19,950	(4,494)	(2,178)	24,444	(2,316)
Income tax benefit (expense)	1,335	(1,218)	(2,782)	2,553	1,564
Net income (loss)	(633,222)	(142,679)	(156,309)	(490,543)	13,630
(Income) loss from consolidated entities attributable to noncontrolling interests	338	112	30	226	82
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	89,008	28,932	29,313	60,076	(381)
Net income (loss) attributable to the Company	$(543,876)	$(113,635)	$(126,966)	$(430,241)	$13,331

Comparison of Year Ended December 31, 2020 with Year Ended December 31, 2019
All hotel properties owned during the years ended December 31, 2020 and 2019 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the years ended December 31, 2020 and 2019. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

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
____________________________________
(1)    Collectively referred to as “Hotel Dispositions”
(2)    Referred to as “Hotel Acquisition”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Year Ended December 31,
	2020	2019
RevPAR (revenue per available room)	$45.87	$127.22
Occupancy	34.31%	76.26%
ADR (average daily rate)	$133.70	$166.84
The following table illustrates the key performance indicators of the 102 comparable hotel properties and WorldQuest that were included for the full year ended months ended December 31, 2020 and 2019, respectively:

	Year Ended December 31,
	2020	2019
RevPAR (revenue per available room)	$48.48	$142.40
Occupancy	34.15%	76.64%
ADR (average daily rate)	$141.96	$185.80

Comparison of the Year Ended December 31, 2020 and 2019
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $430.2 million from $113.6 million for the year ended December 31, 2019 (“2019”) to $543.9 million for the year ended December 31, 2020 (“2020”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $777.5 million, or 65.6%, to $407.5 million in 2020 compared to 2019. This decrease is attributable to lower rooms revenue of $687.8 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $87.7 million from our Hotel Dispositions and $2.1 million from our Hotel Acquisition. Our comparable hotel properties experienced a decrease of 23.6% in room rates and a decrease of 4,249 basis points in occupancy.
Food and beverage revenue decreased $182.8 million, or 74.9%, to $61.2 million in 2020 compared to 2019. This decrease is attributable to lower food and beverage revenue of $174.8 million at our comparable hotel properties as a result of the COVID-19 pandemic and WorldQuest, $7.1 million from our Hotel Dispositions and $812,000 from our Hotel Acquisition.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, decreased $31.8 million, or 45.7%, to $37.9 million in 2020 compared to 2019. This decrease is attributable to lower other revenue of $27.9 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $3.8 million from our Hotel Dispositions, $10,000 from our Hotel Acquisition and lower business interruption revenue of $96,000. In 2019, we received $91,000 of business interruption income related to SpringHill Suites BWI Hotel. No business interruption income was recorded in 2020. Other non-hotel revenue decreased $2.5 million, or 58.8%, to $1.7 million in 2020.
Hotel Operating Expenses. Hotel operating expenses decreased $518.0 million, or 54.4%, to $434.7 million in 2020 compared to 2019. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $281.6 million in 2020 compared to 2019, which was comprised of a decrease of $254.3 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $25.8 million from our Hotel Dispositions and $1.4 million from our Hotel Acquisition. Direct expenses were 32.3% of total hotel revenue for 2020 and 29.7% for 2019. Indirect expenses and management fees decreased $236.4 million in 2020 compared to 2019, which was comprised of a decrease of $204.6 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, $30.9 million from our Hotel Dispositions and $871,000 from our Hotel Acquisition.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $4.4 million or 5.3%, to $79.7 million in 2020 compared to 2019, which was primarily due to a decrease of $4.9 million from our Hotel Dispositions and $187,000 at our comparable hotel properties, partially offset by an increase of $21,000 from our Hotel Acquisition and the receipt of a property tax refund of $590,000 in 2019.
Depreciation and Amortization. Depreciation and amortization decreased $16.2 million or 6.0%, to $252.8 million in 2020 compared to 2019, which was primarily due to $11.2 million from our Hotel Dispositions and $5.3 million at our comparable hotel properties and WorldQuest, partially offset by an increase of $194,000 from our Hotel Acquisition.
Impairment Charges. Impairment charges increased $58.1 million to $91.7 million in 2020 compared to 2019. The impairment charges was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
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

In the third quarter of 2020 we recorded an impairment charge of $29.9 million in conjunction with the disposition of the W Minneapolis. We engaged a third party valuation expert to assist in determining the fair value of the hotel property.
In the fourth quarter of 2020 we recorded an impairment charge of $6.6 million as a result of changes to the expected holding period of the Minneapolis Le Meridien.
In 2019 we recorded an impairment charge of $33.6 million that was comprised of $5.1 million at the Courtyard Savannah Downtown and $1.4 million at the Hilton Garden Inn Wisconsin Dells as a result of their sales as well as $10.2 million at the Washington Hampton Inn Pittsburgh Meadow Lands, $9.3 million at the Pittsburgh Hampton Inn Waterfront, and $7.6 million at the Stillwater Residence Inn as a result of changes to the expected holding periods of these hotel properties.
Advisory Services Fee. Advisory services fee decreased $13.6 million, or 21.3%, to $50.1 million in 2020 compared to 2019. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In 2020, the advisory services fee was comprised of a base advisory fee of $34.7 million, equity-based compensation of $8.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., which is inclusive of a $2.3 million credit related to PSU forfeitures, and reimbursable expenses of $6.4 million. In 2019, the advisory services fee was comprised of a base advisory fee of $36.3 million, equity-based compensation of $18.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $9.3 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $16.9 million, or 152.5%, to $28.0 million in 2020 compared to 2019. The increase was primarily attributable to higher legal and professional fees of $16.1 million, $1.1 million of reimbursed operating expenses of Ashford Securities paid by Ashford Trust and $130,000 of other miscellaneous expenses, partially offset by lower public company costs of $427,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain (loss) on disposition of assets and hotel properties changed $62.8 million, from a gain of $26.1 million in 2019 to a loss of $36.7 million in 2020. The loss in 2020 was comprised of a $40.4 million loss related to the sale of the Embassy Suites New York Manhattan Times Square, partially offset by a gain of $3.7 million related to the sale of the Annapolis Crowne Plaza. The gain in 2019 was comprised of a $19.4 million gain related to the disposition of land at Hilton St. Petersburg Bayfront, a $6.5 million gain from the sales of the SpringHill Suites Jacksonville, San Antonio Marriott and two units at WorldQuest and a $561,000 gain from the sale of assets at the Santa Fe La Posada, Hilton Santa Cruz/Scotts Valley, Minneapolis Le Meridien and the Embassy Suites New York Manhattan Times Square related to ERFP. These gains were partially offset by a loss of $352,000 from the sale of the Hilton Garden Inn Wisconsin Dells and Courtyard Savannah.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities decreased $1.9 million, or 80.6%, to $448,000 in 2020 compared to 2019. 2020 included equity in loss of $448,000 from OpenKey. 2019 included equity in loss of $1.9 million from Ashford Inc. and $411,000 from OpenKey.
Interest Income. Interest income was $672,000 and $3.1 million for 2020 and 2019, respectively.
Other Income (Expense). Other expense changed $27.5 million from other income of $10.5 million in 2019 to other expense of $17.0 million in 2020. In 2020, we recorded a realized loss of $9.6 million related to the terminated CMBX positions, a realized loss of $9.5 million on interest rate floors and expense of $811,000 from CMBX premiums and interest paid on collateral. These expenses were partially offset by a realized gain of $2.3 million on sale of marketable securities, other income of $585,000 and dividend income of $31,000. In 2019, we recorded a realized gain on our disposition of our investment in Ashford Inc. of $11.8 million, a realized gain on marketable securities of $84,000, dividend income of $271,000 and other income of $219,000; partially offset by expense of $1.1 million related to CMBX premiums and interest paid on collateral and a realized loss of $800,000 on interest rate floors.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $14.6 million, or 5.6%, to $247.4 million in 2020 compared to 2019. The decrease is primarily due a decrease of $6.4 million from our Hotel Dispositions and $77.6 million at our comparable hotel properties primarily due to lower LIBOR rates. These decreases were partially offset by an increase of $68.3 million due to accruals for additional default interest and late payment charges and $1.1 million from our Hotel Acquisition. The average LIBOR rates in 2020 and 2019 were 0.52% and 2.22%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $11.0 million to $13.9 million in 2020 compared to 2019. In 2020, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party and Lismore fees incurred in conjunction with these amendments were $1.8 million and $12.1 million, respectively, totaling $13.8 million. We also wrote-off unamortized loan costs of $47,000 and incurred other costs of $48,000 as a result of a loan refinance. In 2019, we incurred write-off of loan costs and exit fees of $2.8 million consisting of the write-off of unamortized loan costs of $2.4 million and other costs of $490,000 as a result of loan refinances and hotel property sales.
Gain (loss) on Extinguishment of Debt. In 2020, we recorded a gain on extinguishment of debt of $90.3 million. (i) $65.2 million on our $144.2 million mortgage loan secured by the Columbus Hampton Inn Easton, Canonsburg Homewood Suites Pittsburgh Southpointe, Billerica Courtyard, Wichita Courtyard, Washington Hampton Inn Pittsburgh Meadow Lands, Pittsburgh Hampton Inn Waterfront West Homestead, Stillwater Residence Inn, and the Phoenix Hampton Inn Airport North; (ii) $4.3 million on our $145.0 million mortgage loan secured by the Embassy Suites New York Manhattan Times Square; (iii) $1.1 million on our $51.6 million mortgage loan secured by the W Minneapolis; and (iv) $19.7 million on our $64.0 million mortgage loan secured by the Courtyard Louisville, Courtyard Ft. Lauderdale and the Residence Inn Lake Buena Vista. There was no gain (loss) on extinguishment of debt during 2019.
Unrealized Gain (Loss) on Marketable Securities. We recorded a $1.5 million unrealized loss on marketable securities in 2020 and a $1.9 million unrealized gain on marketable securities in 2019, which are based on changes in closing market prices during the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives changed $24.4 million from an unrealized loss of $4.5 million in 2019 to an unrealized gain of $20.0 million in 2020. In 2020, we recognized an unrealized gain of $10.0 million on CMBX tranches of which $9.6 million is associated with the recognition of realized losses, $10.1 million from interest rate floors of which $9.5 million is associated with the recognition of realized losses from the expiration of interest rate floors, partially offset by an unrealized loss of $130,000 associated with interest rate caps. In 2019, we recognized an unrealized loss of $3.2 million related to CMBX tranches, $1.7 million associated with interest rate caps, and $437,000 from interest rate floors. These losses were partially offset by an unrealized gain of $800,000 associated with the recognition of realized losses from the termination of interest rate floors.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $2.6 million, from income tax expense of $1.2 million in 2019 to an income tax benefit of $1.3 million in 2020. This change was primarily due to a decrease in the profitability of our TRS entities in 2020 compared to 2019.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated losses of $338,000 and $112,000 in 2020 and 2019, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $89.0 million and $28.9 million in 2020 and 2019, respectively. Redeemable noncontrolling interests represented ownership interests of 8.51% and 15.92% in the operating partnership at December 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of December 31, 2020, operations at two of the Company’s hotels remained temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow throughout 2021 and for the foreseeable future. As a result, the Company suspended the quarterly cash dividend on its common stock for each quarter in fiscal year 2020, suspended the quarterly cash dividend on its preferred stock for the second, third and fourth quarters of fiscal year 2020, reduced planned capital expenditures, and working closely with its hotel managers, significantly reduced its hotels’ operating expenses.
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
The Company is in the process of negotiating forbearance agreements with its lenders. As of March 11, 2021, forbearance agreements have been executed on most, but not all of our loans. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of December 31, 2020. See note 7 to our consolidated financial statements.
Additionally, certain of the Company’s hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company may default on some or all of the ground leases within the next twelve months.
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
As of December 31, 2020, the Company held cash and cash equivalents of $92.9 million and restricted cash of $74.4 million. During the three months ended December 31, 2020, we utilized cash, cash equivalents and restricted cash of $43.1 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. On January 15, 2021, the Company entered into a senior secured term loan facility comprising of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million. See below for additional information.

We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors arising from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed senior secured term loan facility with Oaktree Capital Management L.P. and forbearance and other agreements with our property-level lenders, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
Based on our current level of operations, our cash flow from operations and our existing cash balances may not be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes. With respect to upcoming maturities, no assurances can be given that we will be able to refinance our 2021 final debt maturities. Additionally, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy or may result in lender foreclosure.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:
•as of March 11, 2021, the Company has temporarily suspended operations at one hotel property. The Company’s remaining 101 hotel properties are open and operating;
•the Company has reduced its planned spending for capital expenditures for fiscal year 2021;
•the Company has suspended its common stock dividends;
•the Company has suspended its preferred stock dividends;
•the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses and will continue to take all necessary additional actions to preserve capital and liquidity; and
•the Company ended the year with cash and cash equivalents of $92.9 million and restricted cash of $74.4 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company has worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At December 31, 2020, there was also $9.4 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
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
Debt Transactions
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
On May 12, 2020, the lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($108.8 million mortgage loan and $36.2 million in mezzanine loans) sent the Company an acceleration notice which accelerated all payments due under the applicable loan documents. To remedy the acceleration notice, on August 19,. 2020 the Company sold the Embassy Suites New York Manhattan Times Square for approximately $143.9 million of consideration, which consisted of $35.1 million in cash and $108.8 million in the form of the assumption of the mortgage loan. The sale resulted in a loss of approximately $40.4 million for the year ended December 31, 2020, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. Upon the loan assumption by the buyer, accrued interest was forgiven by the lender and the $35.1 million of proceeds were used to extinguish the $36.2 million of mezzanine loans, which resulted in a gain of $4.3 million which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On June 22, 2020, the lender for the W Hotel in Minneapolis, Minnesota ($45.8 million mortgage loan and a $5.8 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotel in a public auction. On September 15, 2020, the Company completed a consensual assignment of 100% of the equity interests in the owner of the W Hotel, which resulted in a gain on extinguishment of debt of approximately $1.1 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
On July 9, 2020, the mortgage, senior mezzanine and junior mezzanine loans with an aggregate principal balance of $144.2 million, secured by the Rockbridge Portfolio, matured and the Company failed to repay the loans on such maturity date. On August 19, 2020, the Company completed a consensual assignment of the entities that own the Rockbridge Portfolio in lieu of a UCC sale, which resulted in a gain on extinguishment of debt of approximately $65.2 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.

On July 23, 2020, the lender for MS C1 ($56.0 million mortgage loan and an $8.0 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. On September 21, 2020, the mezzanine lender for MS C1 conducted a UCC-foreclosure of its collateral consisting of 100% of the equity interests in the owners of the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Buena Vista hotels, which resulted in a gain on extinguishment of debt of approximately $19.7 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
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
On January 15, 2021, the Company and Ashford Hospitality Limited Partnership, an indirect subsidiary of the Company entered into a Credit Agreement (the “Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders”) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). The Credit Agreement provides that, subject to the conditions set forth therein, the Lenders will make available to the Borrower a senior secured term loan facility comprising of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million (the “Initial DDTL”) and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”), in each case to fund general corporate operations of the Company and its subsidiaries.
The Loans under the Credit Agreement will bear interest (a) with respect to the Initial Term Loan and the Initial DDTL, at an annual rate equal to 16% for the first two years, reducing to 14% thereafter and (b) with respect to the Additional DDTL, at an annual rate equal to 18.5% for the first two years, reducing to 16.5% thereafter. Interest payments on the Loans will be due and payable in arrears on the last business day of March, June, September and December of each calendar year and the maturity date. For the first two years following the closing of the Credit Agreement, the Borrower will have the option to pay accrued interest “in kind” by adding such amount of accrued interest to the outstanding principal balance of the Loans (such interest, “PIK Interest”). The initial maturity date of the Credit Agreement (the “Maturity Date”) shall be three years, with two optional one-year extensions subject to satisfaction of certain terms and conditions. The Lenders shall, subject to certain terms, have the ability to make protective advances to the Borrower pursuant to the terms of the Credit Agreement to cure defaults with respect to mortgage and mezzanine-level indebtedness of subsidiaries of the Borrower having principal balances in excess of $400 million.
Equity Transactions
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the year ended months ended December 31, 2020 pursuant to the Repurchase Program.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $100.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. During the year ended December 31, 2020, we issued approximately 4.1 million shares of our common stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $12.0 million and net proceeds of approximately $11.9 million after discounts and commissions to the selling agents. As of December 31, 2020, we have issued approximately 4.4 million shares of our common stock for gross proceeds of approximately $27.5 million. The program expired on September 28, 2020.
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
On November 25, 2020 Ashford Trust closed its previously commenced offers to exchange any and all shares of the Company’s 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share for newly issued shares of the Company’s common stock, par value $0.01. In connection with the closing, the Company issued approximately 38,388,760 new shares of common stock in exchange for an aggregate of 6,879,706 shares of preferred stock.
On December 7, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”), entered into a purchase agreement, pursuant to which the Company may sell to Lincoln Park up to $40 million of shares of common stock, par value $0.01 per share of the Company, from time to time during the term of the purchase agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of Common Stock that are issued to Lincoln Park under the Purchase Agreement. As of March 11, 2021, we have issued approximately 10.6 million shares of our common stock for gross proceeds of approximately $25.1 million.
From December 8, 2020 through December 31, 2020, Ashford Trust entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The Company agreed to exchange a total of 2,788,035 shares of its common stock, par value $0.01 per share, for an aggregate of 544,177 shares of Preferred Stock.
From January 1, 2021 through March 11, 2021, Ashford (the “Company”) entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. During this period, the Company exchanged a total of 23.2 million shares of its common stock, par value $0.01 per share for an aggregate of 3.5 million shares of Preferred Stock.
On January 22, 2021, the Company entered into the SEDA, pursuant to which the Company will be able to sell the Commitment Amount at the Company’s request any time during the Commitment Period. Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the SEDA would be purchased at 95% of the Market Price and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock.
At any time during the Commitment Period the Company may require YA to purchase shares of the Company’s common stock by delivering an Advance Notice. The Company shall, in its sole discretion, select the Advance Shares, not to exceed the Maximum Advance Shares of $5.0 million, it desires to issue and sell to the Investor in each Advance Notice and the time it desires to deliver each Advance Notice. There shall be no mandatory minimum Advances and no non-usages fee for not utilizing the Commitment Amount or any part thereof.
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of March 11, 2021, approximately 13.7 million shares of common stock with an aggregate offering price of approximately $40.6 million have been sold under the SEDA.

On February 9, 2021, the Company executed an agreement regarding existing defaults and extension options for the MS 17 Pool loan pursuant to which (a) the Company paid to the lender all current and past due debt service and tax reserve contributions, and (b) the lender suspended all FF&E reserve contributions (for the furniture, fixtures and equipment reserve accounts generally reserved to finance capital improvements to the property) through December 2021. Additionally, the modification agreement lowers the debt yield extension test for the fifth extension option from 10.38% to 8.0%. Finally, the forbearance agreement provides that the second extension option is deemed exercised as of November 9, 2020.
On March 12, 2021, Ashford Trust and Lincoln Park entered into the 2nd Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to Lincoln Park up to 20,660,880 shares of common stock, from time to time during the term of the 2nd Purchase Agreement. Upon entering into the 2nd Purchase Agreement, the Company issued 162,655 shares of common stock as consideration for Lincoln Park’s execution and delivery of the 2nd Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Lincoln Park under the 2nd Purchase Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(149.5) million and $177.2 million for the years ended December 31, 2020 and 2019, respectively. Cash flows provided by/used in operations were impacted by the COVID-19 pandemic, changes in hotel operations, our hotel acquisitions in 2019, our hotel dispositions in 2019 and 2020 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2020, net cash flows used in investing activities were $7.6 million. Cash outflows primarily consisted of $46.2 million for capital improvements made to various hotel properties, $1.1 million for the acquisition of meeting space adjacent to the Nashville Renaissance and a $430,000 investment in OpenKey, partially offset by cash inflows of $38.8 million from proceeds received from the sales of the Crowne Plaza Annapolis and Embassy Suites New York Manhattan Times Square and $1.4 million of proceeds from property insurance.
For the year ended December 31, 2019, net cash flows used in investing activities were $253.2 million. Cash outflows primarily consisted of $159.2 million for capital improvements made to various hotel properties, $212.6 million primarily for the acquisitions of the Hilton Santa Cruz/Scotts Valley and Embassy Suites New York Manhattan Times Square, a $647,000 investment in OpenKey and $475,000 of payments for initial franchise fees. Cash outflows were partially offset by $102.7 million from proceeds received from the sale of the San Antonio Marriott, Hilton Garden Inn Wisconsin Dells, Courtyard Savannah, SpringHill Suites Jacksonville, a parking lot adjacent to the Hilton St. Petersburg Bayfront and FF&E for ERFP, $11.8 million of proceeds from the sale of our investment in Ashford Inc., $4.0 million of proceeds from a franchise agreement extension and $1.2 million of proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2020, net cash flows used in financing activities were $73.8 million. Cash outflows were $137.8 million for repayments of indebtedness, $28.6 million for dividend payments to common and preferred stockholders and unitholders and $26.7 million for payments of loan costs and exit fees, partially offset by cash inflows of $88.0 million from borrowings on indebtedness and $31.9 million of proceeds from sales of common stock.
For the year ended December 31, 2019, net cash flows provided by financing activities were $34.4 million. Cash inflows primarily consisted of $404.8 million of borrowings on indebtedness. Cash inflows were partially offset by cash outflows primarily consisting of $272.4 million for repayments of indebtedness, $86.2 million for dividend payments to common and preferred stockholders and unitholders, $9.6 million for payments of loan costs and exit fees, $1.0 million for the repurchase of common stock and $1.1 million of payments for derivatives.
Dividend Policy. In December 2020, the board of directors approved our dividend policy for 2021, which continued the suspension of the Company’s dividend into 2021 in light of the ongoing uncertainty from the COVID-19 pandemic and to protect liquidity. The board of directors will continue to review our dividend policy and make future announcements with respect thereto.
In December 2019, the board of directors approved our 2020 dividend policy which stated our then-expectation to pay a quarterly dividend payment of $0.06 per share for 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends. On March 16, 2020, the Company and its board of directors announced a suspension of its previously disclosed 2020 common stock dividend policy. The Company did not pay a dividend on its common stock during 2020. During each of the quarters in the year ended December 31, 2019 our board of directors declared quarterly dividends of $0.12, $0.06, $0.06, and $0.06, per share of outstanding common stock. During the year ended December 31, 2018 our board of directors declared quarterly dividends of $0.12 per share of outstanding common stock.
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
SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly revenue. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as the COVID-19 pandemic and government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter to enable us to make quarterly distributions to maintain our REIT status due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand, cash generated through borrowings and issuances of common stock to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The table below summarizes our future obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating leases and capital commitments, each as of December 31, 2020 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$2,902,783	$658,677	$150,125	$—	$3,711,585
Estimated interest obligations (1)	120,388	23,692	6,032	—	150,112
Operating lease obligations	2,974	5,686	5,666	172,683	187,009
Capital commitments	29,425	—	—	—	29,425
Total contractual obligations	$3,055,570	$688,055	$161,823	$172,683	$4,078,131
_________________________
(1)For variable interest rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2020.

In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, market service fees and other general fees, if required. These management agreements expire from 2021 through 2038. See note 17 to our consolidated financial statements.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded impairment charges of $91.7 million, $33.6 million and $23.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. See note 5 to our consolidated financial statements.
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
At December 31, 2020 and 2019, we recorded a valuation allowance of $40.0 million and $7.7 million, respectively on the net deferred tax assets of our taxable REIT subsidiaries. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. At December 31, 2020, we had TRS net operating loss carryforwards for U.S. federal income tax purposes of $130.3 million, of which $10.1 million will begin to expire in 2021. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The loss carryforwards subject to expiration may be available to offset future taxable income, if any, in 2021 through 2027, with the remainder available to offset taxable income beyond 2027. The majority of the net operating loss carryforwards are subject to substantial limitation on their use. Management determined that it is more likely than not that as of December 31, 2020, $40.0 million of our net deferred tax assets will not be realized, and a valuation allowance has been recorded accordingly. At December 31, 2020, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $617.2 million, based on the latest filed tax return, of which $426.1 million will begin to expire in 2023, and are available to offset future taxable income, if any, through 2036. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The majority of the net operating loss carryforwards are subject to substantial limitation on their use.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2016 through 2020 remain subject to potential examination by certain federal and state taxing authorities.

RECENTLY ADOPTED ACCOUNTING STANDARDS
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 updates the effective dates for ASU 2016-13, but there is no change for public companies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2019-11”). ASU 2019-11, clarifies specific issues within the amendments of ASU 2016-13. We adopted the standard effective January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.
RECENTLY ISSUED ACCOUNTING STANDARDS
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
EBITDA is defined as net income (loss) before interest expense and amortization of premiums and loan costs, net, income taxes, depreciation and amortization, as adjusted to reflect only the Company’s portion of EBITDA of unconsolidated entities. In addition, we exclude impairment charges on real estate, and gain/loss on disposition of assets and hotel properties and gain/loss of unconsolidated entities to calculate EBITDAre, as defined by NAREIT.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(633,222)	$(142,679)	$(156,309)
Interest expense and amortization of premiums and loan costs, net	247,381	262,001	236,786
Depreciation and amortization	252,765	269,003	258,458
Income tax expense (benefit)	(1,335)	1,218	2,782
Equity in (earnings) loss of unconsolidated entities	448	2,307	(867)
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	—	4,336	3,445
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(446)	(403)	(572)
EBITDA	(134,409)	395,783	343,723
Impairment charges on real estate	91,721	33,628	23,391
(Gain) loss on disposition of assets and hotel properties	36,680	(26,126)	(475)
EBITDAre	(6,008)	403,285	366,639
Amortization of unfavorable contract liabilities	227	176	(155)
Uninsured hurricane related costs	—	—	(291)
(Gain) loss on insurance settlements	(625)	(450)	(928)
Write-off of premiums, loan costs and exit fees	13,867	2,841	8,847
(Gain) loss on extinguishment of debt	(90,349)	—	—
Other (income) expense, net	17,029	(10,219)	539
Transaction and conversion costs	16,309	2,329	863
Legal, advisory and settlement costs	1,409	1,660	1,084
Unrealized (gain) loss on marketable securities	1,467	(1,896)	1,013
Unrealized (gain) loss on derivatives	(19,950)	4,494	2,178
Dead deal costs	923	78	291
Non-cash stock/unit-based compensation	10,746	19,717	26,939
Company’s portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	—	2,941	4,479
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	28	49	17
Adjusted EBITDAre	$(54,927)	$425,005	$411,515

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets and hotel properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes gain/loss on extinguishment of preferred stock, write-off of premiums, loan costs and exit fees, gain/loss on extinguishment of debt, gain/loss on insurance settlements, other income/expense, net transaction and conversion costs, legal, advisory, and settlement costs, dead deal costs and non-cash items such as non-cash stock/unit-based compensation, amortization of loan costs, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(633,222)	$(142,679)	$(156,309)
(Income) loss attributable to noncontrolling interest in consolidated entities	338	112	30
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	89,008	28,932	29,313
Preferred dividends	(32,117)	(42,577)	(42,577)
Gain (loss) on extinguishment of preferred stock	55,477	—	—
Net income (loss) attributable to common stockholders	(520,516)	(156,212)	(169,543)
Depreciation and amortization of real estate	252,590	268,778	258,227
(Gain) loss on disposition of assets and hotel properties	36,680	(26,126)	(475)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(89,008)	(28,932)	(29,313)
Equity in (earnings) loss of unconsolidated entities	448	2,307	(867)
Impairment charges on real estate	91,721	33,628	23,391
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	—	(4,030)	1,524
Company’s portion of FFO of unconsolidated entities (OpenKey)	(449)	(396)	(581)
FFO available to common stockholders and OP unitholders	(228,534)	89,017	82,363
(Gain) loss on extinguishment of preferred stock	(55,477)	—	—
Write-off of premiums, loan costs and exit fees	13,867	2,841	8,847
(Gain) loss on extinguishment of debt	(90,349)	—	—
(Gain) loss on insurance settlements	(625)	(450)	(928)
Uninsured hurricane related costs	—	—	(291)
Other (income) expense, net	17,029	(10,219)	539
Transaction and conversion costs	16,309	2,329	863
Legal, advisory and settlement costs	1,409	1,660	1,084
Unrealized (gain) loss on marketable securities	1,467	(1,896)	1,013
Unrealized (gain) loss on derivatives	(19,950)	4,494	2,178
Dead deal costs	923	78	291
Non-cash stock/unit-based compensation	10,746	19,717	26,939
Amortization of loan costs	16,517	29,537	21,435
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	—	8,319	907
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	17	55	21
Adjusted FFO available to common stockholders and OP unitholders	$(316,651)	$145,482	$145,261

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2020, our total indebtedness of $3.7 billion included $3.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2020 would be approximately $8.7 million annually. Interest rate changes have no impact on the remaining $236.5 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2020, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
We hold an interest rate floor with a notional amount totaling $25.0 million and a strike rate of 1.25%. Our total exposure is capped at our initial upfront costs totaling $19,000. This instrument has a termination date of November 2021.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases, and the associated amendments (Topic 842), using the modified retrospective method.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Investments in Hotel Properties

At December 31, 2020, the Company’s investments in hotel properties, net, totaled $3.4 billion. As described in Notes 2 and 5 to the consolidated financial statements, the hotel properties are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a hotel is measured by comparing the carrying amount of the hotel to its estimated future undiscounted cash flows. If the carrying amount of the hotel is not recoverable, an impairment charge is recognized for the amount by which the hotel’s carrying amount exceeds its estimated fair value. During 2020, the Company recorded impairment charges of $91.7 million.

We identified the recoverability assessment for impairment of investments in certain hotel properties and the related estimation of fair value as a critical audit matter. Auditing management’s recoverability assessment was especially challenging and required significant auditor judgment due to the significant estimation required to determine the estimated undiscounted and discounted forecasted cash flows. In particular, these estimated cash flows were sensitive to changes in significant assumptions such as projected cash flows, expected holding periods, the discount rate and the terminal cap rate, which are impacted by the inherent uncertainties related to the severity and duration of the COVID-19 pandemic. In addition, the audit effort required the involvement of professionals with specialized skill and knowledge.

The primary procedures we performed to address the critical audit matter included:

•Evaluating the reasonableness of assumptions used in management’s recoverability assessment, including forecasted revenues and expenses, by reviewing historical hotel operating cash flows, anticipated growth rates from industry publications and recent hotel property sales.
•Evaluating the reasonableness of expected holding periods through discussions with key members of management and review of meeting minutes.
•Utilizing professionals with specialized skills and knowledge to assist in evaluating the reasonableness of revenue and expense growth rate assumptions, discount rates and terminal cap rates, by comparing the assumptions and inputs to relevant market data.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 15, 2021

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Investments in hotel properties, net	$3,426,982	$4,108,443
Cash and cash equivalents	92,905	262,636
Restricted cash	74,408	135,571
Marketable securities	—	14,591
Accounts receivable, net of allowance of $441 and $698, respectively	21,760	39,638
Inventories	2,447	4,346
Notes receivable, net	8,263	7,709
Investment in unconsolidated entity	2,811	2,829
Deferred costs, net	1,851	2,897
Prepaid expenses	18,401	21,886
Derivative assets, net	263	1,691
Operating lease right-of-use assets	45,008	49,995
Other assets	23,303	17,932
Intangible assets	797	797
Due from related parties, net	5,801	3,019
Due from third-party hotel managers	9,383	17,368
Total assets	$3,734,383	$4,691,348
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net	$3,728,911	$4,106,518
Accounts payable and accrued expenses	99,954	124,226
Accrued interest payable	98,685	10,115
Dividends and distributions payable	868	20,849
Due to Ashford Inc., net	13,383	6,570
Due to third-party hotel managers	184	2,509
Intangible liabilities, net	2,257	2,337
Operating lease liabilities	45,309	53,270
Derivative liabilities, net	—	42
Other liabilities	5,336	25,776
Total liabilities	3,994,887	4,352,212
Commitments and contingencies (note 17)
Redeemable noncontrolling interests in operating partnership	22,951	69,870
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,791,461 and 2,389,393 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	18	24
Series F Cumulative Preferred Stock, 2,891,440 and 4,800,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	29	48
Series G Cumulative Preferred Stock, 4,422,623 and 6,200,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	44	62
Series H Cumulative Preferred Stock, 2,668,637 and 3,800,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	27	38
Series I Cumulative Preferred Stock, 3,391,349 and 5,400,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	34	54
Common stock, $0.01 par value, 400,000,000 shares authorized, 64,362,505 and 10,210,360 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	644	102
Additional paid-in capital	1,808,875	1,826,472
Accumulated deficit	(2,093,292)	(1,558,038)
Total stockholders’ equity (deficit) of the Company	(283,621)	268,762
Noncontrolling interest in consolidated entities	166	504
Total equity (deficit)	(283,455)	269,266
Total liabilities and equity/deficit	$3,734,383	$4,691,348
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Rooms	$407,492	$1,184,987	$1,134,687
Food and beverage	61,157	243,917	224,311
Other hotel revenue	37,856	69,653	67,782
Total hotel revenue	506,505	1,498,557	1,426,780
Other	1,733	4,202	4,009
Total revenue	508,238	1,502,759	1,430,789
EXPENSES
Hotel operating expenses:
Rooms	106,508	258,446	248,139
Food and beverage	49,223	167,945	156,902
Other expenses	253,997	472,437	442,463
Management fees	24,944	53,846	53,078
Total hotel expenses	434,672	952,674	900,582
Property taxes, insurance and other	79,669	84,110	78,355
Depreciation and amortization	252,765	269,003	258,458
Impairment charges	91,721	33,628	23,391
Transaction costs	—	2	11
Advisory services fee	50,050	63,632	69,122
Corporate, general and administrative	28,048	11,107	10,931
Total expenses	936,925	1,414,156	1,340,850
Gain (loss) on disposition of assets and hotel properties	(36,680)	26,126	475
OPERATING INCOME (LOSS)	(465,367)	114,729	90,414
Equity in earnings (loss) of unconsolidated entities	(448)	(2,307)	867
Interest income	672	3,067	3,952
Other income (expense)	(16,998)	10,490	64
Interest expense and amortization of premiums and loan costs	(247,381)	(262,001)	(236,786)
Write-off of premiums, loan costs and exit fees	(13,867)	(2,841)	(8,847)
Gain (loss) on extinguishment of debt	90,349	—	—
Unrealized gain (loss) on marketable securities	(1,467)	1,896	(1,013)
Unrealized gain (loss) on derivatives	19,950	(4,494)	(2,178)
INCOME (LOSS) BEFORE INCOME TAXES	(634,557)	(141,461)	(153,527)
Income tax (expense) benefit	1,335	(1,218)	(2,782)
NET INCOME (LOSS)	(633,222)	(142,679)	(156,309)
(Income) loss attributable to noncontrolling interest in consolidated entities	338	112	30
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	89,008	28,932	29,313
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(543,876)	(113,635)	(126,966)
Preferred dividends	(32,117)	(42,577)	(42,577)
Gain (loss) on extinguishment of preferred stock	55,477	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(520,516)	$(156,212)	$(169,543)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(33.00)	$(15.77)	$(17.52)
Weighted average common shares outstanding – basic	15,756	9,984	9,728
Diluted:
Net income (loss) attributable to common stockholders	$(33.00)	$(15.77)	$(17.52)
Weighted average common shares outstanding – diluted	15,756	9,984	9,728
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(633,222)	$(142,679)	$(156,309)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	(633,222)	(142,679)	(156,309)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	338	112	30
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	89,008	28,932	29,313
Comprehensive income (loss) attributable to the Company	$(543,876)	$(113,635)	$(126,966)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	9,741	$97	$1,785,874	$(1,153,697)	$646	$633,146	$116,122
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(25)	—	(1,598)	—	—	(1,598)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	16,098	—	—	16,098	10,841
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(5)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	149	2	121	—	—	123	53
Issuance of common stock (net)	—	—	—	—	—	—	—	—	—	—	244	2	14,687	—	—	14,689	—
Dividends declared - common shares ($4.80/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,951)	—	(47,951)	—
Dividends declared - preferred shares- Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,047)	—	(5,047)	—
Dividends declared – preferred shares- Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,849)	—	(8,849)	—
Dividends declared – preferred shares- Series G ($1.84/share	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,431)	—	(11,431)	—
Dividends declared – preferred shares- Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,125)	—	(7,125)	—
Dividends declared – preferred shares- Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,125)	—	(10,125)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,789)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	8,171	—	8,171	(8,171)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(126,966)	(30)	(126,996)	(29,313)
Balance at December 31, 2018	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,104	$101	$1,815,182	$(1,363,020)	$616	$453,105	$80,743
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	—	—	—	—	1,755	—	1,755	—
Purchases of common shares	—	—	—	—	—	—	—	—	—	—	(21)	—	(1,031)	—	—	(1,031)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	12,413	—	—	12,413	7,304
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(7)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	134	1	(1)	—	—	—	28
Issuance of units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,854
Common stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	(91)	—	—	(91)	—
Dividends declared - common shares ($3.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,116)	—	(31,116)	—
Dividends declared - preferred shares- Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,048)	—	(5,048)	—
Dividends declared – preferred shares- Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,849)	—	(8,849)	—
Dividends declared – preferred shares- Series G ($1.84/share	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,430)	—	(11,430)	—
Dividends declared – preferred shares- Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,125)	—	(7,125)	—
Dividends declared – preferred shares- Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,125)	—	(10,125)	—

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,572)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,445)	—	(9,445)	9,445
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(113,635)	(112)	(113,747)	(28,932)
Balance at December 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,210	$102	$1,826,472	$(1,558,038)	$504	$269,266	$69,870
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(32)	—	(399)	—	—	(399)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	5,916	—	—	5,916	4,830
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(53)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	186	1	(1)	—	—	—	—
Issuance of common stock (net)	—	—	—	—	—	—	—	—	—	—	12,679	127	31,745	—	—	31,872	—
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—	—	—	—	—	—	—	—	—	606	—	606	—
Dividends declared - preferred shares- Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred shares- Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred shares- Series G ($0.46/share	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)	—
Dividends declared – preferred shares- Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred shares- Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,401
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	196	2	957	—	—	959	(959)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(36,817)	—	(36,817)	36,817
Extinguishment of preferred stock	(598)	(6)	(1,909)	(19)	(1,777)	(18)	(1,131)	(11)	(2,009)	(20)	41,177	412	(55,815)	55,477	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(543,876)	(338)	(544,214)	(89,008)
Balance at December 31, 2020	1,791	$18	2,891	$29	4,423	$44	2,669	$27	3,391	$34	64,363	$644	$1,808,875	$(2,093,292)	$166	$(283,455)	$22,951

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(633,222)	$(142,679)	$(156,309)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	252,765	269,003	258,458
Impairment charges	91,721	33,628	23,391
Amortization of intangibles	(307)	(257)	(237)
Recognition of deferred income	(768)	(954)	(577)
Bad debt expense	1,810	3,127	2,148
Deferred income tax expense (benefit)	(1,058)	(159)	135
Equity in (earnings) loss of unconsolidated entities	448	2,307	(867)
(Gain) loss on disposition of assets and hotel properties	36,680	(26,126)	(475)
(Gain) loss on extinguishment of debt	(90,349)	—	—
Realized and unrealized (gain) loss on marketable securities	(801)	(1,980)	924
Realized (gain) loss on investment in Ashford Inc.	—	(11,792)	—
Purchases of marketable securities	(1,997)	(4,208)	(12,228)
Sales of marketable securities	17,389	13,413	16,414
Gain on insurance settlements	—	(450)	(928)
Net settlement of trading derivatives	2,347	(3,485)	648
Realized and unrealized (gain) loss on derivatives	(878)	5,294	2,178
Amortization of loan costs, premiums and capitalized default interest and write-off of premiums, loan costs and exit fees	10,229	32,153	30,012
Equity-based compensation	10,746	19,717	26,939
Amortization of parking asset	117	118	—
Non-cash interest income	(854)	(191)	—
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	15,738	(6,639)	5,553
Prepaid expenses and other assets	1,079	2,307	(1,946)
Operating lease right-of-use assets	1,006	1,322	—
Operating lease liabilities	(595)	(937)	—
Accounts payable and accrued expenses and accrued interest payable	143,241	(4,177)	376
Due to/from related parties	(2,782)	(4,496)	(574)
Due to/from third-party hotel managers	3,763	4,372	(4,214)
Due to/from Ashford Inc., net	6,091	(1,256)	(8,793)
Other liabilities	(11,090)	234	1,532
Net cash provided by (used in) operating activities	(149,531)	177,209	181,560
Cash Flows from Investing Activities			—
Investment in unconsolidated entity	(430)	(647)	(667)
Proceeds from franchise agreement	—	4,000	—
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	(1,113)	(212,552)	(162,593)
Improvements and additions to hotel properties	(46,206)	(159,220)	(207,325)
Net proceeds from disposition of assets and hotel properties	38,763	102,676	40,629
Payments for initial franchise fees	—	(475)	(329)
Proceeds from sale of investment in Ashford Inc.	—	11,792	—
Proceeds from property insurance	1,382	1,233	651
Net cash provided by (used in) investing activities	(7,604)	(253,193)	(329,634)
Cash Flows from Financing Activities
Borrowings on indebtedness	88,000	404,795	2,705,769
Repayments of indebtedness	(137,849)	(272,357)	(2,463,100)
Payments for loan costs and exit fees	(26,682)	(9,643)	(55,555)
Payments for dividends and distributions	(28,619)	(86,210)	(97,445)
Purchases of common stock	(399)	(1,031)	(1,598)
Payments for derivatives	(83)	(1,112)	(3,162)
Proceeds from common stock offerings	31,873	—	14,752

	Year Ended December 31,
	2020	2019	2018
Preferred and common stock offering costs	—	(91)	—
Net proceeds from sale of FF&E	—	—	16,100
Other	—	28	53
Net cash provided by (used in) financing activities	(73,759)	34,379	115,814
Net increase (decrease) in cash, cash equivalents and restricted cash	(230,894)	(41,605)	(32,260)
Cash, cash equivalents and restricted cash at beginning of period	398,207	439,812	472,072
Cash, cash equivalents and restricted cash and at end of period	$167,313	$398,207	$439,812

Supplemental Cash Flow Information
Interest paid	$91,372	$233,711	$215,344
Income taxes paid (refunded)	1,021	(1,059)	1,890
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$12,640	$24,239	$23,615
Non-cash dividends paid	—	—	123
Accrued stock offering costs	—	—	1,075
Notes receivable issued in land sale	—	7,590	—
Other non-cash consideration from land sale	—	4,797	—
Issuance of units for hotel acquisition	—	7,854	—
Assumption of debt in hotel acquisition	—	24,922	—
Buyer assumption of debt in hotel disposition	108,750	—	—
Non-cash extinguishment of debt	179,030	—	—
Non-cash loan principal associated with default interest and late charges	47,453	—	—
Non-cash loan proceeds associated with accrued interest and legal fees	22,456	—	—
Non-cash extinguishment of preferred stock	179,061	—	—
Issuance of common stock from preferred stock exchanges	123,584	—	—
Dividends and distributions declared but not paid	868	20,849	26,794
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$262,636	$319,210	$354,805
Cash and cash equivalents at beginning of period included in assets held for sale	—	—	78
Restricted cash at beginning of period	135,571	120,602	116,787
Restricted cash at beginning of period included in assets held for sale	—	—	402
Cash, cash equivalents and restricted cash at beginning of period	$398,207	$439,812	$472,072

Cash and cash equivalents at end of period	$92,905	$262,636	$319,210
Restricted cash at end of period	74,408	135,571	120,602
Cash, cash equivalents and restricted cash at end of period	$167,313	$398,207	$439,812
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020, 2019 and 2018

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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2020, we owned interests in the following assets:
•103 consolidated hotel properties, including 101 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 22,621 total rooms (or 22,594 net rooms excluding those attributable to our partner);
•90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”); and
•17.5% ownership in OpenKey with a carrying value of $2.8 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2020, our 103 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
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
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement and related services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, investment management services, broker-dealer and distribution services and mobile key technology.
In June 2020, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse stock split was effective as of the close of business on July 15, 2020. As a result of the reverse stock split, the number of outstanding shares of common stock was reduced from approximately 104.8 million shares to approximately 10.5 million shares on that date. Additionally, the number of outstanding common units, Long-Term Incentive Plan (“LTIP”) units and Performance LTIP units was reduced from approximately 20.5 million units to approximately 2.1 million units on that date. All common stock, common units, LTIP units, Performance LTIP units, performance stock units and restricted stock units as well as per share data related to these classes of equity have been revised in the accompanying consolidated financial statements to reflect this reverse stock split for all periods presented.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of December 31, 2020, operations at two of the Company’s hotels remained temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow throughout 2021 and for the foreseeable future. As a result, the Company suspended the quarterly cash dividend on its common stock for each quarter in fiscal year 2020, suspended the quarterly cash dividend on its preferred stock for the second, third and fourth quarters of fiscal year 2020, reduced planned capital expenditures, and working closely with its hotel managers, significantly reduced its hotels’ operating expenses.
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
The Company is in the process of negotiating forbearance agreements with its lenders. At this time, forbearance agreements have been executed on most, but not all of our loans. In the aggregate, as of December 31, 2020 we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $2.8 billion out of approximately $3.7 billion in property level debt outstanding as of December 31, 2020. See notes 7 and 25.
Additionally, certain of the Company’s hotel properties are subject to ground leases rather than a fee simple interest, with respect to all or a portion of the real property at those hotels. It is possible the Company may default on some or all of the ground leases within the next twelve months.
When preparing financial statements for each annual and interim reporting period management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In applying the accounting guidance, the Company considers its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and its unconditional obligations due over the next 12 months.
As of December 31, 2020, the Company held cash and cash equivalents of $92.9 million and restricted cash of $74.4 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. On January 15, 2021, the Company entered into a senior secured term loan facility with Oaktree Capital Management L.P. comprising of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million. See note 25.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors arising from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed senior secured term loan facility with Oaktree Capital Management L.P. and forbearance and other agreements with our property-level lenders, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.

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
Marketable Securities—Marketable securities include U.S. treasury bills and publicly traded equity securities. All of these investments are recorded at fair value. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “marketable securities.” Net investment income, including interest income, dividends, and realized gains and losses, is reported as a component of “other income (expense)” in the consolidated statements of operations. Unrealized gains and losses on these investments are reported as “unrealized gain (loss) on marketable securities” in the consolidated statements of operations.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding periods, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded impairment charges of $91.7 million, $33.6 million and $23.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. See note 5.
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
Investments in Unconsolidated Entity—As of December 31, 2020, we held a 17.5% ownership interest in OpenKey, which is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investment in our unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in “equity in earnings (loss) of unconsolidated

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
entities” in the consolidated statements of operations. No such impairment was recorded for the years ended December 31, 2020, 2019 and 2018.
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
Impairment of Notes Receivable—We review notes receivable for impairment each reporting period. The impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the model, the Company will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the years ended December 31, 2020 and 2019.
Leases—We determine if an arrangement is a lease at the commencement date. Operating leases, as lessee, are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our consolidated balance sheets. We currently do not have any finance leases.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms used to calculate our right-of-use asset may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Subsequent to the initial recognition, lease liabilities are measured using the effective interest method. The ROU asset is generally amortized utilizing a straight-line method adjusted for the lease liability accretion during the period.
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
Deferred Costs, net—Debt issuance costs associated with debt obligations are reflected as a direct reduction to the related debt obligation on our consolidated balance sheets. Debt issuance costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements and are presented as an asset on our consolidated balance sheets. See note 20.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The noncontrolling interests in consolidated entities represent ownership interests of 15% in two hotel properties held by one joint venture at December 31, 2020 and 2019, and is reported in equity in the consolidated balance sheets.
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
Revenue Recognition—Rooms revenue represents revenue from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2020, 2019 and 2018, we incurred advertising costs of $4.3 million, $10.4 million and $8.5 million, respectively. Advertising costs are included in “other” hotel expenses in the accompanying consolidated statements of operations.
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
The “Income Taxes” topic of the FASB’s ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2016 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Adopted Accounting Standards—In June 2016, the FASB issued Accounting Standards Updated (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 updates the effective dates for ASU 2016-13, but there is no change for public companies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2019-11”). ASU 2019-11, clarifies specific issues within the amendments of ASU 2016-13. We adopted the standard effective January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards—In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that ASU 2020-01 will have on our consolidated financial statements and related disclosures.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impact that ASU 2020-06 may have on our consolidated financial statements and related disclosures.
3. Revenue
For the years ended December 31, 2020, 2019, and 2018, we recorded $0, $0, and $2.6 million of business interruption income for the Hilton St. Petersburg Bayfront and Key West Crowne Plaza related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. In 2019, we recorded $172,000 of miscellaneous business interruption income. Business interruption income is included in “other” hotel revenue in our consolidated statements of operations.
Taxes specifically collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned.
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$28,047	$5,513	$3,096	$—	$36,656
Boston, MA Area	2	9,645	896	2,441	—	12,982
Dallas / Ft. Worth Area	7	22,491	4,896	2,025	—	29,412
Houston, TX Area	3	11,418	2,854	394	—	14,666
Los Angeles, CA Metro Area	6	34,182	4,461	2,721	—	41,364
Miami, FL Metro Area	2	8,643	2,509	302	—	11,454
Minneapolis - St. Paul, MN - WI Area	3	4,417	996	277	—	5,690
Nashville, TN Area	1	12,105	5,591	2,239	—	19,935
New York / New Jersey Metro Area	6	20,130	4,254	1,517	—	25,901
Orlando, FL Area	2	8,415	532	952	—	9,899
Philadelphia, PA Area	3	9,888	1,426	352	—	11,666
San Diego, CA Area	2	6,998	322	665	—	7,985
San Francisco - Oakland, CA Metro Area	7	33,888	2,299	1,568	—	37,755
Tampa, FL Area	2	11,325	2,449	906	—	14,680
Washington D.C. - MD - VA Area	9	31,446	4,737	3,242	—	39,425
Other Areas	39	130,311	16,320	12,763	—	159,394
Orlando WorldQuest	—	1,571	24	547	—	2,142
Disposed properties	14	22,572	1,078	1,849	—	25,499
Corporate	—	—	—	—	1,733	1,733
Total	117	$407,492	$61,157	$37,856	$1,733	$508,238

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$72,572	$18,878	$4,650	$—	$96,100
Boston, MA Area	2	54,276	7,072	3,605	—	64,953
Dallas / Ft. Worth Area	7	59,926	15,814	3,486	—	79,226
Houston, TX Area	3	26,038	9,208	809	—	36,055
Los Angeles, CA Metro Area	6	78,689	16,117	5,237	—	100,043
Miami, FL Metro Area	2	21,356	8,578	797	—	30,731
Minneapolis - St. Paul, MN - WI Area	3	19,980	5,973	814	—	26,767
Nashville, TN Area	1	51,628	22,356	2,356	—	76,340
New York / New Jersey Metro Area	6	74,075	23,601	2,847	—	100,523
Orlando, FL Area	2	22,891	1,836	1,287	—	26,014
Philadelphia, PA Area	3	24,469	3,903	723	—	29,095
San Diego, CA Area	2	17,838	1,395	1,015	—	20,248
San Francisco - Oakland, CA Metro Area	7	91,081	9,628	2,627	—	103,336
Tampa, FL Area	2	25,187	7,858	1,112	—	34,157
Washington D.C. - MD - VA Area	9	124,056	26,231	8,333	—	158,620
Other Areas	39	306,637	57,170	22,881	—	386,688
Orlando WorldQuest	—	4,066	102	1,333	—	5,501
Disposed properties	18	110,222	8,197	5,741	—	124,160
Corporate	—	—	—	—	4,202	4,202
Total	121	$1,184,987	$243,917	$69,653	$4,202	$1,502,759

	Year Ended December 31, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$66,688	$17,060	$5,217	$—	$88,965
Boston, MA Area	2	52,508	6,609	3,378	—	62,495
Dallas / Ft. Worth Area	7	61,910	16,746	3,602	—	82,258
Houston, TX Area	3	26,783	9,214	854	—	36,851
Los Angeles, CA Metro Area	6	77,976	15,645	4,702	—	98,323
Miami, FL Metro Area	2	21,652	8,283	849	—	30,784
Minneapolis - St. Paul, MN - WI Area	3	22,071	7,219	949	—	30,239
Nashville, TN Area	1	50,120	13,116	1,782	—	65,018
New York / New Jersey Metro Area	5	74,441	23,029	2,899	—	100,369
Orlando, FL Area	2	20,393	1,518	830	—	22,741
Philadelphia, PA Area	3	24,385	4,534	869	—	29,788
San Diego, CA Area	2	18,392	1,075	971	—	20,438
San Francisco - Oakland, CA Metro Area	7	81,368	7,726	2,562	—	91,656
Tampa, FL Area	2	22,896	6,459	1,542	—	30,897
Washington D.C. - MD - VA Area	9	113,902	23,673	6,695	—	144,270
Other Areas	38	293,283	53,752	22,470	—	369,505
Orlando WorldQuest	—	4,429	130	1,188	—	5,747
Disposed properties	21	101,490	8,523	6,423	—	116,436
Corporate	—	—	—	—	4,009	4,009
Total	122	$1,134,687	$224,311	$67,782	$4,009	$1,430,789

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Land	$630,690	$769,381
Buildings and improvements	3,751,588	4,129,884
Furniture, fixtures and equipment	388,428	503,156
Construction in progress	16,192	29,745
Condominium properties	11,707	12,093
Total cost	4,798,605	5,444,259
Accumulated depreciation	(1,371,623)	(1,335,816)
Investments in hotel properties, net	$3,426,982	$4,108,443
The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $3.0 billion and $3.5 billion as of December 31, 2020 and 2019, respectively.
For the years ended December 31, 2020, 2019 and 2018, we recognized depreciation expense of $252.4 million, $268.4 million and $257.9 million, respectively.
5. Hotel Disposition and Impairment Charges
Hotel Dispositions
On March 9, 2020, the Company sold the Crowne Plaza in Annapolis, Maryland for approximately $5.1 million in cash. The net carrying value was approximately $2.1 million. The sale resulted in a gain of approximately $3.7 million for the year ended December 31, 2020, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations.
On May 12, 2020, the lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($108.8 million mortgage loan and $36.2 million in mezzanine loans) sent the Company an acceleration notice which accelerated all payments due under the applicable loan documents. To remedy the acceleration notice, on August 19, 2020 the Company sold the Embassy Suites New York Manhattan Times Square for approximately $143.9 million of consideration, which consisted of $35.1 million in cash and $108.8 million in the form of the assumption of the mortgage loan. The sale resulted in a loss of approximately $40.4 million for the year ended December 31, 2020, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On June 22, 2020, the lender for the W Hotel in Minneapolis, Minnesota ($45.8 million mortgage loan and $5.8 million mezzanine loan) sent to the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotel in a public auction. On September 15, 2020, the Company completed a consensual assignment of 100% of the equity interests in the owner of the W Hotel, which resulted in a gain on extinguishment of debt of approximately $1.1 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations. See note 7.
On July 9, 2020, the mortgage, senior mezzanine and junior mezzanine loans with a principal amount of $144.2 million, and securing the Courtyard Billerica, Hampton Inn Columbus Easton, Hampton Inn Phoenix Airport, Homewood Suites Pittsburgh Southpointe, Hampton Inn Pittsburgh Waterfront, Hampton Inn Pittsburgh Washington, Residence Inn Stillwater and Courtyard Wichita (the “Rockbridge Portfolio”) matured and the Company failed to repay the loans on such maturity date. On August 19, 2020, the Company completed a consensual assignment of the entities that own the Rockbridge Portfolio in lieu of a UCC sale, which resulted in a gain on extinguishment of debt of approximately $65.2 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations. See note 7.
On July 23, 2020, the lender for the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Lake Buena Vista (collectively “MS C1” with a $56.0 million mortgage loan and $8.0 million mezzanine loan) sent to us a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. On September 21, 2020, the mezzanine lender for MS C1 conducted a UCC-foreclosure of its collateral consisting of 100% of the equity interests in the owners of the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Buena

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Vista hotels, which resulted in a gain on extinguishment of debt of approximately $19.7 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations. See note 7.
On August 2, 2019, the Company sold the Marriott in San Antonio, Texas for $34.0 million in cash. The sale resulted in a gain of approximately $2.6 million for the year ended December 31, 2019, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $26.8 million of debt associated with the hotel property. See note 7.
On August 6, 2019, the Company sold the Hilton Garden Inn in Wisconsin Dells, Wisconsin for $8.0 million in cash. The sale resulted in a loss of approximately $292,000 for the year ended December 31, 2019, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.7 million of debt associated with the hotel property. See note 7.
On August 14, 2019, the Company sold the Courtyard by Marriott in Savannah, Georgia for approximately $29.8 million in cash. The sale resulted in a loss of approximately $60,000 for the year ended December 31, 2019, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $28.8 million of debt associated with the hotel property. See note 7.
On December 3, 2019, the Company sold the SpringHill Suites Jacksonville for approximately $11.2 million in cash. The sale resulted in a gain of approximately $3.8 million for the year ended December 31, 2019, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations.
On February 20, 2018, the Company sold the SpringHill Suites Glen Allen for approximately $10.9 million in cash. The sale resulted in a loss of approximately $13,000 for the year ended December 31, 2018, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $7.6 million of debt associated with the hotel property. See note 7.
On May 1, 2018, the Company sold the SpringHill Suites Centreville for approximately $7.5 million in cash. The sale resulted in a gain of approximately $98,000 for the year ended December 31, 2018, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $6.6 million of debt associated with the hotel property. See note 7.
On May 10, 2018, the Company sold the Residence Inn Tampa for approximately $24.0 million in cash. The sale resulted in a gain of approximately $390,000 for the year ended December 31, 2018, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations. The Company also repaid approximately $22.5 million of debt associated with the hotel property. See note 7.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The results of operations for these hotel properties are included in net income (loss) through the date of disposition as shown in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018. The following table includes condensed financial information from these hotel properties in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total hotel revenue	$25,499	$124,160	$116,436
Total hotel operating expenses	(20,916)	(77,685)	(72,047)
Gain (loss) on disposition of assets and hotel properties	(36,680)	6,042	475
Property taxes, insurance and other	(6,406)	(11,272)	(8,939)
Depreciation and amortization	(12,426)	(23,577)	(23,481)
Impairment charges	(85,144)	(33,628)	(23,599)
Operating income (loss)	(136,073)	(15,960)	(11,155)
Interest income	9	55	57
Interest expense and amortization of premiums and loan costs	(21,502)	(26,690)	(19,609)
Write-off of premiums, loan costs and exit fees	(21)	(524)	(98)
Gain (loss) on extinguishment of debt	90,349	—	—
Income (loss) before income taxes	(67,238)	(43,119)	(30,805)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	9,913	5,215	3,534
Net income (loss) before income taxes attributable to the Company	$(57,325)	$(37,904)	$(27,271)
Impairment Charges
For the years ended December 31, 2020, 2019 and 2018, we recorded impairment charges of $91.7 million, $33.6 million and $23.4 million, respectively.
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
On July 9, 2020, the non-recourse mortgage loan secured by the Rockbridge Portfolio matured. The lender provided notice of UCC sale, which resulted in the sale of the subsidiaries of the Company that own the respective hotels in a public auction. As a result, the estimated fair value of each hotel property was compared to its carrying value, as of June 30, 2020. During the three months ended June 30, 2020, an impairment charge totaling $27.6 million was recorded that was comprised of $1.7 million at the Columbus Hampton Inn Easton, $3.0 million at the Pittsburgh Hampton Inn Waterfront West Homestead, $3.0 million at the Washington Hampton Inn Pittsburgh Meadow Lands, $1.8 million at the Cannonsburg Homewood Suites Pittsburgh Southpointe, $2.4 million at the Stillwater Residence Inn, $9.5 million at the Billerica Courtyard by Marriott Boston, and $6.1 million at the Wichita Courtyard by Marriott Old Town resulting from the difference between the estimated fair value of the property as compared to the net book value at June 30, 2020. We engaged a third-party valuation expert to assist in determining the fair value of the hotel properties. Each impairment charge was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques. No further impairment was required for the properties, which were disposed of on August 19, 2020.
In conjunction with the disposition of the W Minneapolis, we engaged a third party valuation expert to assist in determining the fair value of the hotel property. For the three months ended September 30, 2020, the impairment charge was comprised of $29.9 million resulting from the difference between the estimated fair value of the property as compared to the net book value at September 15, 2020. The impairment charge was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
In December 2020, the Company entered into a purchase sale agreement to sell the Le Meridien in Minneapolis, MN. We engaged a third party valuation expert to assist in determining the fair value of the hotel property. For the three months ended

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2020, we recorded an impairment charge of $6.6 million resulting from the difference between the estimated fair value of the property and the net book value at December 31, 2020. The impairment charge was based on methodologies which included the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
During the second quarter of 2019, we recorded impairment charges of $1.4 million at the Wisconsin Dells Hilton Garden Inn and $5.1 million at the Savannah Courtyard related to the disposition of the hotel properties. In the fourth quarter of 2019, we recorded impairment charges of $9.3 million at the Pittsburgh Hampton Inn Waterfront, $7.6 million at the Stillwater Residence Inn, and $10.2 million at the Washington Hampton Inn Pittsburgh Meadow Lands. These impairment charges resulted from changes in the estimated holding periods of these hotel properties. The impairment charges were based on methodologies discussed in note 2, which are considered Level 3 valuation techniques.
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
The following table presents our hotel property measured at fair value as a result of the aforementioned impairment charges aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at December 31, 2020, and the related impairment charge recorded (in thousands):

	Fair Value as of December 31, 2020				Year Ended December 31, 2020
	Level 1	Level 2	Level 3	Total	Impairment Charges
Le Meridien Minneapolis	$—	$—	$7,663	$7,663	$6,577
6. Investment in Unconsolidated Entity
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of December 31, 2020, the Company has made investments in OpenKey totaling $5.0 million.
We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No such impairment was recorded for the years ended December 31, 2020, 2019 and 2018.
The following table summarizes our carrying value and ownership interest in OpenKey:

	December 31, 2020	December 31, 2019
Carrying value of the investment in OpenKey (in thousands)	$2,811	$2,829
Ownership interest in OpenKey	17.5%	17.0%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Year Ended December 31,
Line Item	2020	2019	2018
Equity in earnings (loss) of unconsolidated entities	$(448)	$(411)	$(592)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					December 31, 2020		December 31, 2019
Indebtedness	Collateral	Maturity	Interest Rate (1)	Default Rate (2)	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan(4)	1 hotel	June 2020	LIBOR(3) + 5.10%	n/a	$—	$—	$43,750	$60,191
Mortgage loan(5)	8 hotels	July 2020	LIBOR(3) + 4.33%	n/a	—	—	144,000	168,054
Mortgage loan(6)	2 hotels	March 2021	LIBOR(3) + 2.75%	n/a	240,000	224,022	240,000	235,705
Mortgage loan(7)	19 hotels	April 2021	LIBOR(3) + 3.20%	n/a	914,281	1,020,462	907,030	1,077,936
Mortgage loan(8)	7 hotels	June 2021	LIBOR(3) + 3.65%	n/a	180,720	125,266	180,720	131,102
Mortgage loan(8)	7 hotels	June 2021	LIBOR(3) + 3.39%	n/a	174,400	124,613	174,400	131,420
Mortgage loan(9)	5 hotels	June 2021	LIBOR(3) + 3.73%	n/a	221,040	163,550	221,040	175,875
Mortgage loan(10)	5 hotels	June 2021	LIBOR(3) + 4.02%	n/a	262,640	94,111	262,640	105,702
Mortgage loan(10)	5 hotels	June 2021	LIBOR(3) + 3.68%	n/a	215,120	190,650	215,120	198,059
Mortgage loan(11)	5 hotels	June 2021	LIBOR(3) + 2.73%	n/a	160,000	178,377	160,000	185,854
Mortgage loan(12)	1 hotel	November 2021	6.26%	n/a	84,544	101,521	91,542	112,767
Mortgage loan(13)(14)	17 hotels	November 2021	LIBOR(3) + 3.00%	4.00%	419,000	238,886	419,000	263,998
Mortgage loan(15)	1 hotel	November 2021	LIBOR(3) + 2.55%	n/a	25,000	48,231	25,000	49,748
Mortgage loan(5)	1 hotel	February 2022	LIBOR(3) + 3.90%	n/a	—	—	145,000	189,982
Mortgage loan(13)(16)	8 hotels	February 2022	LIBOR(3) + 2.92%	5.00%	395,000	311,023	395,000	331,686
Mortgage loan(17)	1 hotel	July 2022	LIBOR(3) + 3.95%	n/a	34,200	38,549	35,200	38,383
Mortgage loan(18)	1 hotel	November 2022	LIBOR(3) + 2.00%	n/a	98,259	180,312	97,000	186,400
Mortgage loan(19)	1 hotel	December 2022	LIBOR(3) + 2.25%	n/a	16,100	26,046	16,100	27,498
Mortgage loan(4) (20)	1 hotel	January 2023	LIBOR(3) + 3.40%	n/a	37,000	56,784	—	—
Mortgage loan(5)	1 hotel	May 2023	5.46%	n/a	—	—	51,843	83,824
Mortgage loan(21)	1 hotel	June 2023	LIBOR(3) + 2.45%	n/a	73,450	105,359	73,450	107,212
Mortgage loan(22)	1 hotel	January 2024	5.49%	n/a	6,706	7,456	6,759	8,112
Mortgage loan(22)	1 hotel	January 2024	5.49%	n/a	9,786	17,172	9,865	19,166
Mortgage loan(13)	1 hotel	May 2024	4.99%	5.00%	6,260	6,494	6,292	6,896
Mortgage loan(23)	1 hotel	June 2024	LIBOR(3) + 2.00%	n/a	8,881	6,980	8,881	7,416
Mortgage loan(5)	3 hotels	August 2024	5.20%	n/a	—	—	64,207	48,560
Mortgage loan(24)	2 hotels	August 2024	4.85%	n/a	11,774	10,466	11,845	11,727
Mortgage loan(24)	3 hotels	August 2024	4.90%	n/a	23,542	15,805	23,683	17,348
Mortgage loan(13)	2 hotels	February 2025	4.45%	4.00%	19,369	9,859	19,438	10,314
Mortgage loan(13)	3 hotels	February 2025	4.45%	4.00%	50,098	64,816	50,279	70,318
Mortgage loan(25)	1 hotel	March 2025	4.66%	n/a	24,415	42,778	24,919	43,577
					3,711,585	$3,409,588	4,124,003	$4,104,830
Premiums (discounts), net					(288)		655
Capitalized default interest and late charges					27,444		—
Deferred loan costs, net					(9,830)		(18,140)
Indebtedness, net					$3,728,911		$4,106,518
_____________________________
(1)    Interest rates do not include default or late payment rates in effect on some mortgage loans.
(2)    Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of December 31, 2020. The default rate is accrued in addition to the stated interest rate.
(3)     LIBOR rates were 0.144% and 1.763% at December 31, 2020 and December 31, 2019, respectively.
(4)    On January 9, 2020, we refinanced this mortgage loan totaling $43.8 million with a new $37.0 million mortgage loan with a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 3.40%.
(5)     During 2020, we disposed of the properties securing this mortgage loan. The assets and liabilities associated with this mortgage loan have been removed from the Company's consolidated balance sheet. See note 5.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(6)    Effective August 5, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, with deferred interest due in twelve monthly installments beginning January 2021, lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.
(7)    Effective July 9, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, lender-held reserves were made available to fund property-level operating expenses, monthly FF&E escrow deposits were waived through November 2020, and monthly tax deposits were waived until July 2021. In conjunction with the forbearance agreement, deferred interest payments of $6.1 million are capitalized into the principal balance and are to be repaid over twelve months following the deferral period. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in April 2020.
(8)    Effective September 30, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, with three one-month extension options for the mezzanine debt subject to the satisfaction of certain conditions. Deferred interest is to be repaid in monthly installments and fully repaid by June 2021 following the deferral period. Lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2020.
(9)    Effective September 30, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, and an extension option for the mezzanine debt to June 2021. Deferred interest is to be repaid in monthly installments and fully repaid by June 2021 following the deferral period with any remaining balance due at maturity. Lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2020.
(10)    Effective September 30, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, with two one-month extension options for the mezzanine debt subject to the satisfaction of certain conditions. Deferred interest is to be repaid in monthly installments and fully repaid by June 2021 following the deferral period. Lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2020.
(11)     Effective September 30, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months. Deferred interest is to be repaid in monthly installments and fully repaid by June 2021 following the deferral period. Lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2020.
(12)     Effective November 1, 2020, we executed a loan modification agreement for this mortgage loan. Terms of the amendment required a $5.0 million principal paydown, the loan maturity was extended one year, monthly FF&E escrow deposits were waived from October 2020 through March 2021, and lender-held FF&E reserve funds were made available to fund property-level operating shortfalls through March 2021 and debt service payments from November 2020 through February 2021. This mortgage loan has no extension options.
(13)    As of December 31, 2020, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations.
(14)    Effective February 9, 2021, we executed an agreement regarding existing default and extension options for this mortgage loan. In connection with the agreement, monthly FF&E escrow deposits were waived through December 2021. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in November 2020.
(15)    Effective June 29, 2020, we executed a consent and loan modification agreement for this mortgage loan. In connection with the agreement, lender-held reserves were made available to fund monthly interest payments due under the loan and monthly FF&E escrow deposits were waived until April 2021. This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension option began in November 2020. This mortgage loan has a LIBOR floor of 1.25%.
(16)    Effective January 19, 2021, we executed a loan modification and reinstatement agreement for this mortgage loan. In connection with the agreement, monthly FF&E escrow deposits were waived from April 2020 through December 2020, and monthly tax escrow deposits were waived from April 2020 through June 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in February 2021.
(17)    Effective August 3, 2020, we executed a loan amendment for this mortgage loan. Terms of the amendment required a $1.0 million principal paydown. The amended mortgage loan has a two-year initial term and one one-year extension options, subject to satisfaction of certain conditions, is interest only and bears interest at a rate of LIBOR + 3.95%, and has a LIBOR floor of 0.25%.
(18)     Effective October 2, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, with deferred interest due in twelve monthly installments beginning January 2021, lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020.
(19)     Effective May 1, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for three months, with all deferred payments due at maturity, lender-held reserves were made available to fund property-level operating expenses, monthly FF&E escrow deposits were waived through December 2020 and tax escrow deposits were waived through October 2020. This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage has a LIBOR floor of 0.25%.
(20)     Effective July 7, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for two months, lender-held reserves were made available to fund debt service or property-level operating expenses, and monthly FF&E escrow deposits were waived from April 2020 through March 2021. Deferred interest payments will accrue interest at the stated rate of the mortgage loan and are to be repaid over twelve months following the deferral period.
(21)     Effective May 20, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, lender-held reserves were made available to fund property-level operating expenses and monthly FF&E escrow deposits were waived through March 2021. Deferred interest payments will accrue interest at the stated rate of the mortgage loan and are to be repaid over twelve months following the deferral period.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(22)    Effective December 31, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of principal and interest payments and FF&E escrow deposits for six months, with deferred payments due in nine monthly installments beginning January 2021, lender-held reserves were made available to fund monthly tax escrow deposits, and monthly insurance and PIP escrow deposits were waived through December 2020.
(23)    Effective April 7, 2020, we executed a forbearance agreement for this mortgage loan, which amended the terms. Terms of the agreement include an initial interest payment deferral for three months, with the option to extend the interest payment deferral an additional three months, which was exercised on September 24, 2020. All deferred interest is due at maturity.
(24)    Effective December 31, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of principal and interest payments and FF&E escrow deposits from June 2020 through December 2020, with deferred payments due in six monthly installments beginning July 2021, lender-held reserves were made available to fund monthly tax escrow deposits, and monthly insurance and PIP escrow deposits were waived through December 2020.
(25)    Effective December 8, 2020, we executed a loan modification agreement for this mortgage loan. In connection with the agreement, monthly tax and insurance escrow deposits were waived from April 2020 through September 2020, monthly FF&E escrow deposits were waived from April 2020 through September 2022, and lender-held reserves were made available to fund April 2020 through December 2020 debt service payments.
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
Beginning on April 1, 2020, we did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The Company is in the process of negotiating forbearance agreements with its lenders. Forbearance agreements have been executed on most, but not all of our loans.
In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $2.8 billion out of approximately $3.7 billion in property level debt outstanding as of December 31, 2020. See footnotes in the table above for general terms of the agreements. See note 16 for discussion of the loan modification agreement with Lismore Capital LLC.
The lender who holds the mortgage note secured by the Hilton Scotts Valley hotel in Santa Cruz, California ($24.4 million mortgage loan) provided an acceleration notice which accelerated all payments due under the applicable loan documents. A loan modification agreement was reached on December 8, 2020.
On May 12, 2020, the lender who held the mortgage note secured by the Embassy Suites New York Manhattan Times Square ($108.8 million mortgage loan and $36.2 million in mezzanine loans) sent the Company an acceleration notice which accelerated all payments due under the applicable loan documents. To remedy the acceleration notice, on August 19. 2020 the Company sold the Embassy Suites New York Manhattan Times Square for approximately $143.9 million of consideration, which consisted of $35.1 million in cash and $108.8 million in the form of the assumption of the mortgage loan. The sale resulted in a loss of approximately $40.4 million for the year ended December 31, 2020, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations. Upon the loan assumption by the buyer, accrued interest was forgiven by the lender and the $35.1 million of proceeds were used to extinguish the $36.2 million of mezzanine loans, which resulted in a gain of $4.3 million which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On June 22, 2020, the lender for the W Hotel in Minneapolis, Minnesota ($45.8 million mortgage loan and a $5.8 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotel in a public auction. On September 15, 2020, the Company completed a consensual assignment of 100% of the equity interests in the owner of the W Hotel, which resulted in a gain on extinguishment of debt of approximately $1.1 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
On July 9, 2020, the mortgage, senior mezzanine and junior mezzanine loans with an aggregate principal balance of $144.2 million, secured by the Rockbridge Portfolio, matured and the Company failed to repay the loans on such maturity date. On

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 19, 2020, the Company completed a consensual assignment of the entities that own the Rockbridge Portfolio in lieu of a UCC sale, which resulted in a gain on extinguishment of debt of approximately $65.2 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On July 23, 2020, the lender for MS C1 ($56.0 million mortgage loan and an $8.0 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. On September 21, 2020, the mezzanine lender for MS C1 conducted a UCC-foreclosure of its collateral consisting of 100% of the equity interests in the owners of the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Buena Vista hotels, which resulted in a gain on extinguishment of debt of approximately $19.7 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
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
For the year ended December 31, 2020 the Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during the year ended December 31, 2020 as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans.
Additionally, as a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into the loan balance was $47.5 million. The amount of the capitalized principal that was amortized during the year ended December 31, 2020 was $20.0 million, which is included in “interest expense and amortization of premiums and loan costs” in the consolidated statement of operations.
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
We recognized net premium amortization as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2020	2019	2018
Interest expense and amortization of premium and loan costs	$154	$232	$277
The amortization of the net premium is computed using a method that approximates the effective interest method, which is included in “interest expense and amortization of premiums and loan costs” in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of December 31, 2020, we were in compliance with all covenants on mortgage loans in which we entered into forbearance and other agreements. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
Maturities and scheduled amortizations of indebtedness as of December 31, 2020 for each of the five following years and thereafter are as follows (in thousands):

2021	$2,902,783
2022	544,681
2023	113,996
2024	65,157
2025	84,968
Thereafter	—
Total	$3,711,585
8. Notes Receivable, net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	December 31, 2020	December 31, 2019
Construction Financing Note (1) (5)
Face amount	7.0%	$4,000	$4,000
Discount (2)		(143)	(402)
		3,857	3,598
Certificate of Occupancy Note (3) (5)
Face amount	7.0%	$5,250	$5,250
Discount (4)		(844)	(1,139)
		4,406	4,111
Note receivable, net		$8,263	$7,709
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
No cash interest income was recorded for the years ended December 31, 2020 and 2019.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended December 31, 2020 and 2019, we recognized discount amortization income of $554,000 and $119,000, respectively, which is included in “other income (expense)” in the consolidated statements of operations.
On January 1, 2020, we adopted the provisions of ASC Topic 326, Financial Instruments - Credit Losses. Upon adoption we evaluated the notes and other receivables under the criteria in ASC Topic 326. Upon adoption we determined that the expected credit loss associated with the notes and other receivables was immaterial. As of December 31, 2020 and 2019, there was no allowance related to the notes receivable.
Other consideration received from the sale of the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront is summarized in the table below (dollars in thousands):

	Imputed Interest Rate	December 31, 2020		December 31, 2019
Future ownership rights of parking parcel	7.0%	$4,100		$4,100
Imputed interest		372		72
		4,472	(1)	4,172	(1)

Free use of parking easement prior to development commencement	7.0%	$235		$235
Accumulated amortization		(235)		(118)
		—	(1)	117	(1)

Reimbursement of parking fees while parking parcel is in development (2)	7.0%	$231		$462
Total		$4,703		$4,751
____________________________________
(1)    Included in “other assets” in the consolidated balance sheets.
(2)    Payments commenced in July when the parking parcel development began.
For the years ended December 31, 2020 and 2019, we recognized imputed interest income of $300,000 and $72,000, respectively, and amortization expense of $117,000 and $118,000, respectively, related to the free use of parking easement, which are included in “other income (expense)” in the consolidated statement of operations.
For the years ended December 31, 2020 and 2019, we received reimbursement of $240,000 and $0 of parking fees and recognized interest income of $9,000 and $0, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel is in development.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Year Ended December 31,
	2020		2019		2018
Interest rate caps:
Notional amount (in thousands)	$457,000	(1)	$1,051,050	(1)	$3,614,618	(1)
Strike rate low end of range	3.00%		1.50%		1.50%
Strike rate high end of range	4.00%		4.88%		5.71%
Effective date range	January 2020 - September 2020		January 2019 - November 2019		January 2018 - November 2018
Termination date range	February 2021 - February 2022		June 2020 - February 2022		January 2019 - November 2020
Total cost (in thousands)	$83		$1,112		$3,143

Interest rate floors:
Notional amount (in thousands)	$—		$6,000,000	(1)	$12,025,000	(1)
Strike rate low end of range			1.63%		1.25%
Strike rate high end of range			1.63%		2.00%
Effective date range			January 2019		July 2018 - November 2018
Termination date range			March 2020		September 2019 - November 2021
Total cost (in thousands)	$—		$225		$432
_______________
(1)These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	December 31, 2020		December 31, 2019
Interest rate caps:
Notional amount (in thousands)	$842,000	(1)	$3,799,740	(1)
Strike rate low end of range	3.00%		1.50%
Strike rate high end of range	4.00%		5.22%
Termination date range	February 2021 - February 2022		February 2020 - February 2022
Aggregate principle balance on corresponding mortgage loans (in thousands)	$697,000		$3,666,331

Interest rate floors: (2)
Notional amount (in thousands)	$25,000	(1)	$12,025,000	(1)
Strike rate low end of range	1.25%		(0.25)%
Strike rate high end of range	1.25%		1.63%
Termination date range	November 2021		March 2020 - November 2021
_______________
(1)These instruments were not designated as cash flow hedges.
(2)Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when the change in

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
market value is over $250,000. As of December 31, 2020, all credit default swaps were disposed of and the Company no longer holds any credit default swap positions.
10. Fair Value Measurements
Fair Value Hierarchy—For disclosure purposes, financial instruments, whether measured at fair value on a recurring or nonrecurring basis or not measured at fair value, are classified in a hierarchy consisting of three levels based on the observability of valuation inputs in the market place as discussed below:
•Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets.
•Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
•Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2020, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 0.144% to 0.131% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting(1)	Total
December 31, 2020:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$263	$—	$—	$263	(2)
Total	$—	$263	$—	$—	$263

December 31, 2019:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$42	$—	$257	$299	(2)
Interest rate derivatives - caps	—	47	—	—	47	(2)
Credit default swaps	—	(1,579)	—	2,924	1,345	(2)
	—	(1,490)	—	3,181	1,691
Non-derivative assets:
Equity securities	14,591	—	—	—	14,591	(3)
Total	$14,591	$(1,490)	$—	$3,181	$16,282
Liabilities
Derivative liabilities:
Credit default swaps	—	(1,092)	—	1,050	(42)	(4)
Net	$14,591	$(2,582)	$—	$4,231	$16,240
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

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2020		2019		2018
Assets
Derivative assets:
Interest rate derivatives - floors	$601		$(438)		$(488)
Interest rate derivatives - caps	(130)		(1,666)		(2,678)
Credit default swaps	407	(4)	(2,098)	(4)	703	(4)
	878		(4,202)		(2,463)
Non-derivative assets:
Equity	801		1,980		(924)
Total	1,679		(2,222)		(3,387)

Liabilities
Derivative liabilities:
Credit default swaps	—	(4)	(1,092)	(4)	285	(4)
Net	$1,679		$(3,314)		$(3,102)

Total combined
Interest rate derivatives - floors	$10,106		$362		$(488)
Interest rate derivatives - caps	(130)		(1,666)		(2,678)
Credit default swaps	9,974		(3,190)		988
Unrealized gain (loss) on derivatives	19,950	(1)	(4,494)	(1)	(2,178)	(1)
Realized gain (loss) on credit default swaps	(9,567)	(2) (4)	—	(2) (4)	—	(2) (4)
Realized gain (loss) on interest rate floors	(9,505)	(2)	(800)	(2)	—	(2)
Unrealized gain (loss) on marketable securities	(1,467)	(3)	1,896	(3)	(1,013)	(3)
Realized gain (loss) on marketable securities	2,268	(2)	84	(2)	89	(2)
Net	$1,679		$(3,314)		$(3,102)
____________________________________
(1)    Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Included in “other income (expense)” in our consolidated statements of operations.
(3)    Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.
(4)    Excludes costs of $811, $1,077 and $1,045 for the years ended December 31, 2020, 2019 and 2018, respectively, included in “other income (expense)” associated with credit default swaps.

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

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$—	$—	$14,591	$14,591
Derivative assets, net	263	263	1,691	1,691
Derivative liabilities, net	—	—	42	42

Financial assets not measured at fair value:
Cash and cash equivalents	$92,905	$92,905	$262,636	$262,636
Restricted cash	74,408	74,408	135,571	135,571
Accounts receivable, net	21,760	21,760	39,638	39,638
Notes receivable, net	8,263	$7,850 to $8,676	7,709	$7,323 to $8,095
Due from related parties, net	5,801	5,801	3,019	3,019
Due from third-party hotel managers	9,383	9,383	17,368	17,368

Financial liabilities not measured at fair value:
Indebtedness	$3,711,297	$3,167,369 to $3,500,777	$4,124,658	$3,881,453 to $4,290,027
Accounts payable and accrued expenses	99,954	99,954	124,226	124,226
Accrued interest payable	98,685	98,685	10,115	10,115
Dividends and distributions payable	868	868	20,849	20,849
Due to Ashford Inc., net	13,383	13,383	6,570	6,570
Due to third-party hotel managers	184	184	2,509	2,509
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $8.3 million at December 31, 2020 and approximately 95.0% to 105.0% of the carrying value of $7.7 million as of December 31, 2019.
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 85.3% to 94.3% of the carrying value of $3.7 billion at December 31, 2020 and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
approximately 94.1% to 104.0% of the carrying value of $4.1 billion at December 31, 2019. These fair value estimates are considered a Level 2 valuation technique.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(543,876)	$(113,635)	$(126,966)
Less: Dividends on preferred stock	(32,117)	(42,577)	(42,577)
Less: Extinguishment of preferred stock	55,477	—	—
Less: Dividends on common stock	—	(29,840)	(47,057)
Less: Dividends on unvested performance stock units	—	(475)	(50)
Add: Claw back of dividends on unvested performance stock units	606	—	—
Less: Dividends on unvested restricted shares	—	(801)	(844)
Undistributed income (loss) allocated to common stockholders	(519,910)	(187,328)	(217,494)
Add back: Dividends on common stock	—	29,840	47,057
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(519,910)	$(157,488)	$(170,437)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	15,756	9,984	9,728

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(33.00)	$(15.77)	$(17.52)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(33.00)	$(15.77)	$(17.52)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Year Ended December 31,
	2020		2019	2018
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—		$801	$844
Income (loss) allocated to unvested performance stock units	—		475	50
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(89,008)	(1)	(28,932)	(29,313)
Total	$(89,008)		$(27,656)	$(28,419)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	6		7	11
Effect of unvested performance stock units	—		7	25
Effect of assumed conversion of operating partnership units	1,896		1,908	1,760
Effect of contingently issuable shares	4		—	—
Total	1,906		1,922	1,796
_______________
(1)Inclusive of preferred stock dividends in arrears of $3.1 million for the year ended December 31, 2020 allocated to redeemable noncontrolling interests in operating partnership.
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
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of COVID-19, the annual cash retainer for each independent director serving on the Company’s board of directors would be temporarily reduced by 25% and would continue in effect until the board of directors determined in its discretion that the effects of COVID-19 had subsided. The Company also disclosed at that time that any amounts relinquished pursuant to the reduction in fees may be paid in the future, as determined by the board of directors in its discretion. On August 3, 2020, the Company announced that for fiscal year 2020, the independent directors will receive the full value of their annual cash retainer (without reduction). However, all remaining quarterly installments of the annual cash retainer (and any additional cash retainers for committee service or service as lead director), will instead be paid in either fully vested shares of common stock or LTIP units (at each director’s election). In May 2020, September 2020 and December 2020, approximately 16,000, 82,000 and 34,000 LTIP units, respectively, were issued to independent directors with fair values of approximately $107,000, $160,000 and $128,000, respectively, which vested immediately upon grant and have been expensed during the year ended December 31, 2020. These grants represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Ashford Trust OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. As of December 31, 2020, there were approximately 130,000 Performance LTIP units, representing 200% of the target number granted, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. During the year ended December 31, 2020, approximately 109,000 performance-based LTIP units were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $1.4 million. Following the adoption of ASU 2018-07 in the third quarter of 2018, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of December 31, 2020, we have issued a total of 1.4 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 205,000 units (50,000 of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
We recorded compensation expense for Performance LTIP units and LTIP units as presented in the table below (in thousands):

		Year Ended December 31,
Type	Line Item	2020	2019	2018
Performance LTIP units	Advisory services fee	$1,972	$3,594	$6,797
LTIP units	Advisory services fee	2,042	3,264	3,508
LTIP units - independent directors	Corporate, general and administrative	816	446	536
		$4,830	$7,304	$10,841
The unamortized cost of the unvested Performance LTIP units, which was $652,000 at December 31, 2020, will be expensed over a period of 2.0 years with a weighted average period of 1.0 year. The unamortized cost of the unvested LTIP units, which was $2.6 million at December 31, 2020, will be expensed over a period of 2.2 years with a weighted average period of 1.4 years.
The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Year Ended December 31,
	2020	2019	2018
Common units converted to stock	196	—	—
Fair value of common units converted	$959	$—	$—
On February 26, 2019, we issued 1.5 million common units in our operating partnership in conjunction with the acquisition of the Hilton Santa Cruz/Scotts Valley.
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	December 31, 2020	December 31, 2019
Redeemable noncontrolling interests (in thousands)	$22,951	$69,870
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	186,763	155,536
Ownership percentage of operating partnership	8.51%	15.92%
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Allocated net (income) loss to the redeemable noncontrolling interests	$89,008	$28,932	$29,313
Distributions declared to holders of common units, LTIP units and Performance LTIP units	—	6,572	8,789
Performance LTIP dividend claw back upon cancellation	(1,401)	—	—
A summary of the activity of the units in our operating partnership is as follow (in thousands):

	Year Ended December 31,
	2020	2019	2018
Outstanding at beginning of year	2,194	1,992	1,960
LTIP units issued	232	34	48
Performance LTIP units issued	50	21	58
Performance LTIP units canceled	(109)	—	(74)
Common units issued for hotel acquisition	—	147	—
Common units converted to common stock	(196)	—	—
Outstanding at end of year	2,171	2,194	1,992
Common units convertible/redeemable at end of year	1,777	1,857	1,665
14. Equity
Common Stock and Preferred Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. For the years ended December 31, 2020, 2019 and 2018, no shares of our common stock or preferred stock have been repurchased under the Repurchase Program.
In addition, we acquired 30,558, 21,070 and 24,856 shares of our common stock in 2020, 2019 and 2018, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
At-the-Market Equity Offering Program—On December 11, 2017, the Company established an “at-the-market” equity offering program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million. No shares of its common stock were issued under this program during the year ended December 31, 2019. As of December 31, 2020, we have issued approximately 4.4 million shares of our common stock for gross proceeds of approximately $27.5 million. The program expired on September 28, 2020.
The table below summarizes the activity (in thousands):

	Year Ended December 31,
	2020	2019	2018
Common stock issued	4,127	—	243
Gross proceed received	$12,009	$—	$15,522
Commissions and other expenses	150	—	194
Net proceeds	$11,859	$—	$15,328
Common Stock Resale Agreement - On December 7, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”), entered into a purchase agreement, pursuant to which the Company may sell to Lincoln Park up to $40 million of shares of common stock, par value $0.01 per share of the Company, from time to time during the term of the purchase agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of Common Stock that are issued to Lincoln Park under the Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of Common Stock that are issued to Lincoln

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Park under the Purchase Agreement. The Company filed a registration statement on Form S-11 on December 11, 2020, which was amended on December 21, 2020, and deemed effective by the SEC on December 22, 2020.
Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $40.0 million of shares of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over a 24-month period commencing on the date that a registration statement covering the resale of shares of Common Stock that are issued under the Purchase Agreement, which the Company agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied. Lincoln Park has no right to require the Company to sell any Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to conditions set forth in the Purchase Agreement.
Upon entering into the Purchase Agreement, the Company issued 190,840 shares of Common Stock (the “Commitment Shares”) as consideration for Lincoln Park’s execution and delivery of the Purchase Agreement. Under the Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day (a “Regular Purchase”) up to (i) 400,000 shares of Common Stock if the closing sale price of the Common Stock is not below $5.00 per share on the NYSE or (ii) 300,000 shares of Common Stock if the closing sale price of the Common Stock is below $5.00 per share on the NYSE. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $3,000,000. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement.
In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement.
The Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 4.99% of the then total outstanding shares of Common Stock.
The table below summarizes the activity (in thousands):

Year Ended December 31,
2020
Shares sold to Lincoln Park	8,362
Additional commitment shares	191
Total shares issued to Lincoln Park	8,553

Gross proceeds received	$20,556
Preferred Stock—In accordance with Ashford Trust’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock, Series H Cumulative Preferred Stock and Series I Cumulative Preferred Stock.
On November 25, 2020 Ashford Trust closed its previously commenced offers to exchange any and all shares of the Company’s 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
share for newly issued shares of the Company’s common stock, par value $0.01. The table below summarizes the activity (in thousands):

	Year Ended December 31, 2020
	Preferred Shares Tendered	Common Shares Issued
8.45% Series D Cumulative Preferred Stock	575	3,211
7.375% Series F Cumulative Preferred Stock	1,755	9,791
7.375% Series G Cumulative Preferred Stock	1,663	9,279
7.50% Series H Cumulative Preferred Stock	1,029	5,742
7.50% Series I Cumulative Preferred Stock	1,858	10,366
	6,880	38,389
From December 8, 2020 through December 31, 2020, Ashford Trust entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The Company agreed to exchange a total of 2,788,035 shares of its common stock, par value $0.01 per share, for an aggregate of 544,177 shares of Preferred Stock. The table below summarizes the activity (in thousands):

	Year Ended December 31, 2020
	Preferred Shares Tendered	Common Shares Issued
8.45% Series D Cumulative Preferred Stock	23	131
7.375% Series F Cumulative Preferred Stock	154	795
7.375% Series G Cumulative Preferred Stock	114	573
7.50% Series H Cumulative Preferred Stock	102	515
7.50% Series I Cumulative Preferred Stock	151	774
	544	2,788
8.45% Series D Cumulative Preferred Stock. At December 31, 2020 and 2019, there were 1.8 million and 2.4 million shares of Series D Cumulative Preferred Stock outstanding, respectively. The Series D Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series F Cumulative Preferred Stock (noted below), Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below) and Series I Cumulative Preferred Stock (noted below) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series D Cumulative Preferred Stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D Cumulative Preferred Stock quarterly dividends are set at the rate of 8.45% per annum of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.1124 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D Cumulative Preferred Stock holders have no voting rights.
7.375% Series F Cumulative Preferred Stock. At December 31, 2020 and 2019 there were 2.9 million and 4.8 million shares of 7.375% Series F Cumulative Preferred Stock outstanding, respectively. The Series F Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below) and Series I Cumulative Preferred Stock (noted below) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series F Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series F Cumulative Preferred Stock is redeemable at our option for cash (on or after July 15, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series F Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series F Cumulative Preferred Stock is convertible into a maximum 9.68992 shares of our common stock. The actual number is based on a formula as defined in the Series F Cumulative

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Preferred Stock agreement (unless the Company exercises its right to redeem the Series F cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series F Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series F Cumulative Preferred Stock will not impact our earnings per share calculations. Series F Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series F Cumulative Preferred Stock holders have no voting rights.
7.375% Series G Cumulative Preferred Stock. At December 31, 2020 and 2019 there were 4.4 million and 6.2 million shares of 7.375% Series G Cumulative Preferred Stock outstanding, respectively. The Series G Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series H Cumulative Preferred Stock (noted below) and Series I Cumulative Preferred Stock (noted below)) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series G Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series G Cumulative Preferred Stock is redeemable at our option for cash (on or after October 18, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series G Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series G Cumulative Preferred Stock is convertible into a maximum 8.33333 shares of our common stock. The actual number is based on a formula as defined in the Series G Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series G cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series G Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series G Cumulative Preferred Stock will not impact our earnings per share calculations. Series G Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series G Cumulative Preferred Stock holders have no voting rights.
7.50% Series H Cumulative Preferred Stock. At December 31, 2020 and 2019 there were 2.7 million and 3.8 million shares of 7.50% Series H Cumulative Preferred Stock outstanding, respectively. The Series H Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock and Series I Cumulative Preferred Stock (discussed below) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series H Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series H Cumulative Preferred Stock is redeemable at our option for cash (on or after August 25, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series H Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series H Cumulative Preferred Stock is convertible into a maximum 8.25083 shares of our common stock. The actual number is based on a formula as defined in the Series H Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series H cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series H Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series H Cumulative Preferred Stock will not impact our earnings per share. Series H Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series H Cumulative Preferred Stock holders have no voting rights.
7.50% Series I Cumulative Preferred Stock. At December 31, 2020 and 2019 there were 3.4 million and 5.4 million shares of 7.50% Series I Cumulative Preferred Stock outstanding, respectively. The Series I Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock and Series H Cumulative Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series I Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series I Cumulative Preferred Stock is redeemable at our option for cash (on or after November 17, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series I Cumulative

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series I Cumulative Preferred Stock is convertible into a maximum 8.06452 shares of our common stock. The actual number is based on a formula as defined in the Series I Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series I cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series I Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series I Cumulative Preferred Stock will not impact our earnings per share. Series I Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series I Cumulative Preferred Stock holders have no voting rights.
Dividends—A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Common stock	$—	$31,116	$47,951
Preferred stocks:
Series D Cumulative Preferred Stock	1,262	5,048	5,047
Series F Cumulative Preferred Stock	2,212	8,849	8,849
Series G Cumulative Preferred Stock	2,858	11,430	11,431
Series H Cumulative Preferred Stock	1,781	7,125	7,125
Series I Cumulative Preferred Stock	2,531	10,125	10,125
Total dividends declared	$10,644	$73,693	$90,528
The table below presents the accumulated but unpaid dividends in arrears as of December 31, 2020 (in thousands):

December 31, 2020
8.45% Series D Cumulative Preferred Stock ($1.58/share)	$2,838
7.375% Series F Cumulative Preferred Stock ($1.38/share)	3,998
7.375% Series G Cumulative Preferred Stock ($1.38/share)	6,115
7.50% Series H Cumulative Preferred Stock ($1.41/share)	3,753
7.50% Series I Cumulative Preferred Stock ($1.41share)	4,769
Total	$21,473
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties. The below table summarized the total carrying value (in thousands), which is reported in equity in the consolidated balance sheets:

	December 31,
	2020	2019
Carrying value of noncontrolling interests	$166	$504
The below table summarizes the (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Year Ended December 31,
Line Item	2020	2019	2018
(Income) loss allocated to noncontrolling interests in consolidated entities	$338	$112	$30
15. Stock-Based Compensation
Under the Amended and Restated 2011 Stock Incentive Plan approved by stockholders, we are authorized to grant approximately 1.7 million restricted stock units and performance stock units of our common stock as incentive stock awards. At December 31, 2020, approximately 126,000 shares were available for future issuance under the Amended and Restated 2011 Stock Incentive Plan.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
At December 31, 2020, the unamortized cost of the unvested restricted stock units was $2.9 million which will be amortized over a period of 2.2 years with a weighted average period of 1.6 years.
In May 2020, September 2020 and December 2020, approximately 3,000, 13,000 and 6,000 shares of common stock, respectively, were issued to independent directors with fair values of approximately $17,000, $25,000 and $20,000 respectively, which vested immediately upon grant and have been expensed during the year ended December 31, 2020. These grants represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors in connection with the COVID-19 related modifications to our director compensation program discussed in note 13.
The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
Line Item	2020	2019	2018
Advisory services fee	$3,897	$6,268	$6,698
Management fees	594	768	1,159
Corporate, general and administrative - Premier	298	350	—
Corporate, general and administrative - independent directors	147	90	—
	$4,936	$7,476	$7,857
During the year ended December 31, 2018, approximately $1.5 million of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
A summary of our restricted stock unit activity is as follows (shares in thousands):

	Year Ended December 31,
	2020		2019		2018
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	213	$58.60	171	$65.60	208	$70.30
Restricted shares granted	168	11.55	134	53.60	91	66.40
Restricted shares vested	(162)	46.25	(86)	65.00	(123)	74.10
Restricted shares forfeited	(53)	34.89	(6)	58.20	(5)	64.10
Outstanding at end of year	166	$30.61	213	$58.60	171	$65.60
Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of PSUs, which have a cliff vesting period of three years, to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. During the year ended December 31, 2018, 24,800 PSUs were canceled due to the market condition criteria not being met. During the year ended December 31, 2020, 35,000 PSUs were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $378,000.
During 2020, 65,000 PSUs were forfeited as a result of the separation of an executive officer from the Company. The forfeiture resulted in a credit to equity based compensation expense of approximately $1.9 million for the year ended December 31, 2020, which is included in “advisory services fees” on our consolidated statement of operations. Additionally, as a result of the forfeiture there was a claw back of the previously declared dividends in the amount of $228,000 for the year ended December 31, 2020.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the compensation expense (in thousands):

	Year Ended December 31,
Line Item	2020	2019	2018
Advisory services fee	$958	$4,937	$8,241
During the year ended December 31, 2018, approximately $3.0 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
The unamortized cost of PSUs, which was $2.0 million at December 31, 2020, will be expensed over a period of approximately 2.0 years with a weighted average period of 1.2 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2020		2019		2018
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	158	$58.20	77	$63.10	82	$60.70
PSUs granted	70	8.00	81	53.60	53	66.40
PSUs vested	—	—	—	—	(33)	61.90
PSU’s forfeited	(65)	45.83	—	—	—	—
PSUs canceled	(35)	58.50	—	—	(25)	63.80
Outstanding at end of year	128	$37.79	158	$58.20	77	$63.10
16. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty J. Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc.
Under our advisory agreement, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Net Asset Fee Adjustment, as defined in the advisory agreement, subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale is between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At December 31, 2020, the monthly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is measured annually (or stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
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
On November 26, 2020, the independent members of the board of directors of Ashford Inc. granted Ashford Trust: (i) an additional deferral of the payment of the base advisory fees that were previously deferred for the months of October 2020 and November 2020; and (ii) a deferral of approximately $3 million in base advisory fees with respect to the month of December 2020. The foregoing payments will now be due and payable on January 4, 2021. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the Advisory Agreement or any damages that may have arisen in absence of such fee deferral.
On January 4, 2021, the independent members of the board of directors of Ashford Inc. granted Ashford Trust: (i) an additional deferral of the payment of the base advisory fees that were previously deferred for the months of October 2020, November 2020 and December 2020; and (ii) a deferral of approximately $2.8 million in base advisory fees with respect to the month of January 2021. The foregoing payments were due and payable on January 11, 2021. Additionally, the Ashford Inc. Directors waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the Advisory Agreement or any damages that may have arisen in absence of such fee deferral. All outstanding base advisory fees and reimbursable expenses outstanding as of December 31, 2020 were paid in January 2021.
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2020		2019	2018
Advisory services fee
Base advisory fee	$34,745		$36,269	$35,526
Reimbursable expenses (1)	6,436		9,300	8,351
Equity-based compensation (2)	8,869	(3)	18,063	25,245
Total advisory services fee	$50,050		$63,632	$69,122
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
(3)    During the year ended December 31, 2020, 65,000 PSUs were forfeited as a result of the separation of an executive officer from the Company. The forfeiture resulted in a credit to equity based compensation expense of approximately $1.9 million for the year ended December 31, 2020.
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
At the time of amendment, the Company had paid Lismore approximately $8.3 million, in the aggregate, pursuant to the original agreement. Under the amended and restated agreement, the Company is still entitled, in the event that the Company does not complete, for any reason, extensions or forbearances during the term of the agreement equal to or greater than approximately $4.1 billion, to offset, against any fees the Company or its affiliates owe pursuant to the advisory agreement, a portion of the fee previously paid by the Company to Lismore equal to the product of (x) approximately $4.1 billion minus the amount of extensions or forbearances completed during the term of the agreement multiplied by (y) 0.125%. Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of December 31, 2020, the Company has also paid $5.1 million related to periodic installments of which approximately $3.5 million has been expensed in accordance with the agreement and approximately $1.7 million may be offset against future fees under the agreement that are eligible for claw back under the agreement. As of December 31, 2020 approximately $4.4 million of the payments are included in “other assets.” Further, the Company has incurred approximately $6.7 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. As of December 31, 2020, the Company has a payable of $3.4 million for these fees included in “Due to Ashford Inc., net” on our consolidated balance sheet.
On August 25, 2020, in light of the fact that Ashford Trust subsequently agreed to transfer the hotels underlying the Rockbridge Portfolio to the lender, the independent members of the board of directors of Ashford Inc. waived $540,000 of Lismore advisory fees associated with items (ii) and (iii) above with respect to the Rockbridge Portfolio loan. Also on August 25, 2020, in light of the fact that Lismore negotiated access to the FF&E reserves but no forbearance on debt service, the independent members of the board of directors of Ashford Inc. waived $94,000 of Lismore advisory fees associated with items (ii) and (iii) above with respect to the mortgage loan secured by La Posada de Santa Fe.
On October 16, 2020, the independent members of the board of directors of Ashford Inc. provided the Company a 30-day deferral on the payment of the success fees of approximately $3.0 million that were earned by Ashford Inc. during the third quarter. On November 5, 2020, the independent members of the board of directors of Ashford Inc. provided the Company an additional 30-day deferral of the payment of the success fees. For the year ended December 31, 2020, the Company has recognized expense of $9.2 million, which is included in “write-off of premiums, loan costs and exit fees.” Additionally, the independent members of the board of directors of Ashford Inc. accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. Such claw back credit is due to Ashford Trust in connection with certain properties Ashford Trust no longer owns.
On November 5, 2020, the independent members of the board of directors of Ashford Inc. provided the Company a 30-day deferral of potential Lismore success fees for the month of November 2020.
On November 26, 2020, the Ashford Inc. Directors granted Ashford Trust: (i) an additional deferral of the payment of Lismore success fees for the months of October 2020 and November 2020; and (ii) a deferral of any Lismore success fees for the month of December 2020. The foregoing payments will now be due and payable on January 4, 2021.
On January 4, 2021, the Ashford Inc. Directors granted Ashford Trust: (i) an additional deferral of the payment of any Lismore success fees for the months of October 2020, November 2020 and December 2020; and (ii) a deferral of any additional Lismore success fees for the month of January 2021. The foregoing payments were payable on January 11, 2021. Additionally, the Ashford Inc. Directors waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the Lismore Agreement or any damages that may have arisen in absence of such fee deferral. All amounts were paid in January 2021.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust entered into a contribution agreement with Ashford Inc. pursuant to which Ashford Trust has agreed to contribute, with Braemar Hotels & Resorts Inc. (“Braemar”), up to $15 million to fund the operations of Ashford Securities.
Costs for all operating expenses of Ashford Securities that are contributed by Ashford Trust and Braemar will be expensed as incurred. These costs will be allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% to Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the True-up Date, the capital contributions would be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Funding advances would be expensed as the expenses are incurred by Ashford Securities.
On December 31, 2020, an Amended and Restated Contribution Agreement was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed to Ashford Securities. The Initial True-Up Date did not occur and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an Amended and Restated true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. As of December 31, 2020, Ashford Trust has funded approximately $3.0 million. As of December 31, 2020 and 2019, $85,000 and $1.6 million, respectively, of the pre-funded amounts were included in “other assets” on our consolidated balance sheets.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Year Ended December 31,
Line Item	2020	2019	2018
Corporate, general and administrative	$1,998	$896	$—
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On November 25, 2020, the Ashford Trust Directors granted Ashford Inc., in its sole and absolute discretion, the right to set-off against the Embassy Suites New York ERFP Balance, the fees pursuant to the Advisory Agreement and Lismore Agreement that have been or may be deferred by Ashford Inc.
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
At December 31, 2020, Remington Hotels managed 68 of our 103 hotel properties and the WorldQuest condominium properties.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table presents the fees related to our hotel and project management agreements with Remington Lodging prior to its transactions with Ashford Inc. (in thousands):

	Year ended December 31,
	2019	2018
Hotel management fees, including incentive hotel management fees	$27,205	$30,890
Market service and project management fees	—	11,148
Corporate general and administrative	6,014	5,872
Total	$33,219	$47,910
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

		Year Ended December 31, 2020
Company	Product or Service	Total		Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Management Fee
AIM	Cash management services	$995		$—	$—	$—	$—	$—
Ashford LLC	Insurance claims services	118		—	—	—	—	—
J&S Audio Visual	Audio visual commissions	2,187		—	—	—	2,187	—
Lismore Capital	Debt placement and related services	16,570	(4)	—	128	4,388	—	—
Lismore Capital	Broker services	170		—	—	70	—	—
OpenKey	Mobile key app	118		—	—	—	—	—
Premier	Project management services	6,801		5,727	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	967		38	—	—	—	—
Remington Hotels	Hotel management services (3)	27,443		—	—	—	—	15,835

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2020
Company	Product or Service	Total	Other Hotel Expenses	Property Taxes, Insurance and Other	Advisory Expenses	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
AIM	Cash management services	$995	$—	$—	$—	$995	$—
Ashford LLC	Insurance claims services	118	—	118	—	—	—
J&S Audio Visual	Audio visual commissions	2,187	—	—	—	—	—
Lismore Capital	Debt placement and related services	16,570	—	—	—	—	12,054
Lismore Capital	Broker services	170	—	—	—	—	100
OpenKey	Mobile key app	118	118	—	—	—	—
Premier	Project management services	6,801	—	—	1,074	—	—
Pure Wellness	Hypoallergenic premium rooms	967	929	—	—	—	—
Remington Hotels	Hotel management services (3)	27,443	11,608	—	—	—	—

		Year Ended December 31, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Management Fees
AIM	Cash management services	$1,206	$—	$—	$—	$—	$—
Ashford LLC	Insurance claims services	75	—	—	—	—	—
Ashford Securities	Broker/Dealer	896	—	—	—	—	—
J&S Audio Visual	Audio visual commissions	7,365	—	—	7,365	—	—
J&S Audio Visual	Equipment	24	24	—	—	—	—
Lismore Capital	Debt placement and related services	1,294	—	(1,215)	—	—	—
Lismore Capital	Broker services	427	—	—	—	—	—
OpenKey	Mobile key app	112	3	—	—	109	—
Premier	Project management services	20,004	18,281	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,021	599	—	—	422	—
Remington Hotels	Hotel management services (3)	9,152	—	—	—	5,356	3,796

		Year Ended December 31, 2019
Company	Product or Service	Total	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Gain (Loss) on Disposition of Assets and Hotel Properties	Write-off of Premiums, Loan Costs and Exit Fees
AIM	Cash management services	$1,206	$—	$—	$1,206	$—	$—
Ashford LLC	Insurance claims services	75	75	—	—	—	—
Ashford Securities	Broker/Dealer	896	—	—	896	—	—
J&S Audio Visual	Audio visual commissions	7,365	—	—	—	—	—
J&S Audio Visual	Equipment	24	—	—	—	—	—
Lismore Capital	Debt placement and related services	1,294	—	—	—	—	79
Lismore Capital	Broker services	427	—	—	—	427	—
OpenKey	Mobile key app	112	—	—	—	—	—
Premier	Project management services	20,004	—	1,723	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,021	—	—	—	—	—
Remington Hotels	Hotel management services (3)	9,152	—	—	—	—	—

		Year Ended December 31, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Corporate, General and Administrative
AIM	Cash management services	$1,156	$—	$—	$—	$—	$1,156
Ashford LLC	Insurance claims services	76	—	—	—	—	76
J&S Audio Visual	Audio visual commissions	3,569	—	—	3,569	—	—
J&S Audio Visual	Equipment	925	925	—	—	—	—
Lismore Capital	Debt placement and related services	5,094	—	(5,094)	—	—	—
OpenKey	Mobile key app	105	3	—	—	102	—
Premier	Project management services	7,677	7,677	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	2,436	2,412	—	—	24	—
________
(1)Recorded in FF&E and depreciated over the estimated useful life.
(2)Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(3)Other hotel expenses include incentive hotel management fees and other hotel management costs
(4)Amount excludes a $506,000 claw back credit due to Ashford Trust. See Lismore Advisory Fee section above.
The following table summarizes the amount due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	December 31, 2020	December 31, 2019
Ashford LLC	Advisory services	$9,533	$1,133
Ashford LLC	Insurance claims services	30	18
AIM	Cash management services	(111)	82
J&S Audio Visual	Audio visual commissions	131	1,009
OpenKey	Mobile key app	13	2
Premier	Project management services	323	4,028
Pure Wellness	Hypoallergenic premium rooms	44	298
Lismore Capital	Debt placement and related services	3,420	—
		$13,383	$6,570
As of December 31, 2020 and 2019, due from related parties, net included a net receivable from Remington Hotels in the amount of $4.6 million and $1.8 million, respectively, primarily related to advances made by Ashford Trust and accrued base and incentive management fees.
17. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2020, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at December 31, 2020, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2021 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Year Ended December 31,
Line Item	2020	2019	2018
Other hotel expenses	$22,658	$76,707	$72,095
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2020, we pay monthly hotel management fees equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 1% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2021 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Additionally, we pay: (a) project management fees of up to 4% of project costs; (b) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees; and (c) other general fees at current market rates as approved by our independent directors, if required. Prior to August 8, 2018, these fees were paid to Remington Lodging. In connection with Ashford Inc.’s August 8,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Premier, a subsidiary of Ashford Inc. From and after August 8, 2018, we paid the aforementioned fees to Premier. See note 16.
Leases—We lease land and facilities under non-cancelable operating leases, which expire between 2040 and 2084, including three ground leases related to our hotel properties. Two of these ground leases are subject to base rent plus contingent rent based on each hotel property’s financial results and escalation clauses. Additionally, other leases have certain contingent rentals included. For the year ended December 31, 2018, we recognized rent expense of $4.0 million, which included contingent rent of $837,000. Rent expense is included in “other” hotel expenses in the consolidated statements of operations.
On January 1, 2019, we adopted ASC 842 on a modified retrospective basis. The adoption of this standard has resulted in the recognition of operating lease ROU assets and lease liabilities primarily related to our ground lease arrangements. See note 18 for operating lease cost, including variable lease cost associated with the ground leases as well as future minimum lease payments due under non-cancellable leases.
Capital Commitments—At December 31, 2020, we had capital commitments of $29.4 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2016 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of December 31, 2020, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of twenty years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of December 31, 2020, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”), and the appeal is still pending. By Order dated May 7, 2020, the Second Department referred the matter for mandatory mediation. The parties participated in mediation on June 22, 2020, however, they were not able to arrive at mutually acceptable settlement terms. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages, however, the trial judge retired at the end of 2020 without deciding any issues relating to damages. The case has been re-assigned, and the new trial judge has directed the parties to explore another round of mediation. If this effort is unsuccessful, the trial court will likely schedule a hearing on the damages issue. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If, however, the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus interest and attorneys’ fees. As of December 31, 2020, no amounts have been accrued.
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
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members have until April 4, 2021 to opt out of the class. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2020, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the Americans with Disability Act and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and the final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.

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
The adoption of this standard has resulted in the recognition of operating lease ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $43.3 million as well as a corresponding operating lease ROU asset of $38.8 million which includes the reclassified intangible assets of $9.0 million, intangible liabilities of $13.0 million and deferred rent of $485,000. The adoption of the standard did not have a material impact on our consolidated statements of operations and statements of cash flows.
The majority of our leases, as lessee, are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from 1 year to 99 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of December 31, 2020.
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
As of December 31, 2020 and 2019, our leased assets and liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$45,008	$49,995
Liabilities
Operating lease liabilities	$45,309	$53,270
We incurred the following operating lease costs related to our operating leases (in thousands):

Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Hotel operating expenses - other (1)	$4,453	$4,323
_______________________________________
(1) For the years ended December 31, 2020 and 2019, operating lease cost includes approximately $495,000 and $501,000, respectively, of variable lease cost associated with the ground leases and $227,000 and $176,000, respectively of net amortization costs related to the intangible assets and liabilities that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$3,028	$3,511
Weighted Average Remaining Lease Term
Operating leases (1)	69 years	73 years
Weighted Average Discount Rate
Operating leases (1)	5.14%	5.17%
_______________________________________
(1) Calculated using the lease term, excluding extension options, and our calculated discount rates of the ground leases and owner managed leases.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future minimum lease payments due under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

Operating Leases
2021	$2,974
2022	2,852
2023	2,834
2024	2,833
2025	2,833
Thereafter	172,683
Total future minimum lease payments (1)	187,009
Less: interest	141,700
Present value of lease liabilities	$45,309
________
(1) Based on payment amounts as of December 31, 2020.
Enhanced Return Funding Program
We lease certain assets from Ashford Inc. under the Enhanced Return Funding Program. See note 16.
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
At December 31, 2020, all of our 103 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income (loss) of $(142.0) million, $7.3 million and $21.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table reconciles the income tax (expense) benefit at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax (expense) benefit at federal statutory income tax rate of 21%	$29,811	$(1,539)	$(4,435)
State income tax (expense) benefit, net of U.S. federal income tax benefit	4,014	(475)	(698)
Permanent differences	415	(310)	(128)
Provision to return adjustment	(228)	(325)	(230)
Gross receipts and margin taxes	(347)	(923)	(950)
Interest and penalties	(13)	32	(11)
Valuation allowance	(32,317)	2,322	3,670
Total income tax (expense) benefit	$1,335	$(1,218)	$(2,782)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$826	$(48)	$(1,195)
State	(549)	(1,329)	(1,452)
Total current income tax (expense) benefit	277	(1,377)	(2,647)
Deferred:
Federal	927	126	(39)
State	131	33	(96)
Total deferred income tax (expense) benefit	1,058	159	(135)
Total income tax (expense) benefit	$1,335	$(1,218)	$(2,782)
For the years ended December 31, 2020, 2019 and 2018 income tax expense includes interest and penalties paid to taxing authorities of $11,000, $56,000 and $11,000, respectively. Additionally, in 2020 we received interest income of $19,000 included in income tax expense. At December 31, 2020 and 2019, we determined that there were no material amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2020 and 2019, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2020	2019
Allowance for doubtful accounts	$89	$150
Unearned income	1,364	2,525
Federal and state net operating losses	30,687	2,458
Capital loss carryforward	7,372	5,436
Accrued expenses	1,263	1,723
Prepaid expenses	(121)	(4,823)
Tax property basis less than book basis	(2,600)	(3,355)
Tax derivatives basis greater than book basis	296	2,281
Other	1,307	194
Deferred tax asset (liability)	39,657	6,589
Valuation allowance	(40,029)	(7,712)
Net deferred tax asset (liability)	$(372)	$(1,123)
At December 31, 2020, we had TRS net operating loss carryforwards for U.S. federal income tax purposes of $130.3 million, of which $10.1 million is subject to expiration and will begin to expire in 2021. The remainder was generated after 12/31/2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The loss carryforwards subject to expiration may be available to offset future taxable income, if any, in 2021 through 2027, with the remainder available to offset taxable income beyond 2027. The majority of the net operating loss carryforwards are subject to substantial limitation on their use. At December 31, 2020, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $617.2 million, based on the latest filed tax return, of which $426.1 million will begin to expire in 2023, and are available to offset future taxable income, if any, through 2036. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The majority of the net operating loss carryforwards are subject to substantial limitation on their use.
At December 31, 2020 and 2019, we maintained a valuation allowance of $40.0 million and $7.7 million, respectively. At December 31, 2020 and 2019, we have reserved certain deferred tax assets of our TRS entities as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
concluded that the objectively verifiable negative evidence of a history of consolidated losses and the limitations imposed by the Code on the utilization of net operating losses of acquired subsidiaries outweigh the positive evidence. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable to our current transfer pricing arrangements. The transfer pricing arrangements are renewed upon expiration. All existing leases were extended and terms amended in 2020 to reflect the economic impact of COVID-19. Outside consultants prepared the transfer pricing studies supporting the rents from the leases. Outside consultants will continue to provide transfer pricing studies on any newly acquired properties. The intercompany rents are determined in accordance with the arms’ length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$7,712	$10,034	$6,232
Additions	32,317	—	4,766
Deductions	—	(2,322)	(964)
Balance at end of year	$40,029	$7,712	$10,034
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted. For the year ended December 31, 2020, the CARES Act allowed us to record a tax benefit of $858,000 for the 2020 net operating loss at our TRS that will be carried back to prior tax years.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, and extended several COVID-19 tax related measures passed as part of the “CARES Act.” The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Consolidated Appropriations Act, 2021 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.
20. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2020	2019
Deferred franchise fees	$3,472	$4,811
Accumulated amortization	(1,621)	(1,914)
Deferred costs, net	$1,851	$2,897
21. Intangible Assets, net and Intangible Liabilities, net
Intangible assets, net and intangible liabilities, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liabilities, net
	December 31,		December 31,
	2020	2019	2020	2019
Cost	$797	$797	$2,723	$2,723
Accumulated amortization	—	—	(466)	(386)
	$797	$797	$2,257	$2,337

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The intangible assets represents the acquisition of the permanent exclusive docking easement for riverfront land located in front of the Hyatt Savannah hotel in Savannah, Georgia. This intangible asset is not subject to amortization and has a carrying value of $797,000 as of December 31, 2020 and 2019.
As of December 31, 2020 and 2019, intangible liabilities, net represents below market rate leases where the Company is the lessor. For the years ended December 31, 2020, 2019 and 2018 we recorded $80,000, $81,000, and $82,000 of other revenue related to leases where we are the lessor.
Prior to January 1, 2019, the intangible assets and intangible liabilities included the above-market rate leases (liability) and below-market rate leases (asset) that were determined based on the comparison of rent due under the ground lease contracts assumed in the acquisitions to market rates for the remaining duration of the lease contracts and are amortized over their respective ground lease terms with expiration dates ranging from 2024 to 2114. For the year ended December 31, 2018, net amortization related to intangibles resulted in a reduction in lease expense of $155,000 related to leases where we are the lessee.
Estimated future amortization for intangible liabilities for each of the next five years and thereafter is as follows (in thousands):

2021	$80
2022	80
2023	80
2024	36
2025	32
Thereafter	1,949
Total	$2,257
22. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the U.S that have RevPAR generally less than twice the national average. During 2020, no geographic area represented greater than 8% of our total hotel revenue. All hotel properties securing our mortgage loans are located domestically at December 31, 2020. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions that are in excess of the FDIC insurance limits of $250,000, U.S. government treasury bill holdings and amounts due or payable under our derivative contracts. At December 31, 2020, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.
23. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of December 31, 2020 and December 31, 2019, all of our hotel properties were domestically located.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
24. Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
2020
Total revenue	$281,877		$43,065		$93,043		$90,253		$508,238
Total operating expenses	334,936		194,800		217,198		189,991		936,925
Gain (loss) on disposition of assets and hotel properties	3,623		(6)		(40,370)		73		(36,680)
Operating income (loss)	$(49,436)		$(151,741)		$(164,525)		$(99,665)		$(465,367)
Net income (loss)	$(101,920)		$(242,086)		$(151,626)		$(137,590)		$(633,222)
Net income (loss) attributable to the Company	$(84,201)		$(204,616)		$(129,281)		$(125,778)		$(543,876)
Net income (loss) attributable to common stockholders	$(94,845)		$(215,260)		$(139,925)		$(70,486)		$(520,516)
Diluted income (loss) attributable to common stockholders per share	$(9.40)	(2)	$(20.85)		$(11.89)		$(2.29)		$(33.00)	(1)
Weighted average diluted common shares	10,047	(2)	10,312		11,767		30,751		15,756
2019
Total revenue	$358,718		$415,148		$374,237		$354,656		$1,502,759
Total operating expenses	334,966		366,699		347,161		365,330		1,414,156
Gain (loss) on disposition of assets and hotel properties	233		328		2,362		23,203		26,126
Operating income (loss)	$23,985		$48,777		$29,438		$12,529		$114,729
Net income (loss)	$(46,622)		$(21,352)		$(39,086)		$(35,619)		$(142,679)
Net income (loss) attributable to the Company	$(38,017)		$(16,282)		$(31,177)		$(28,159)		$(113,635)
Net income (loss) attributable to common stockholders	$(48,661)		$(26,926)		$(41,822)		$(38,803)		$(156,212)
Diluted income (loss) attributable to common stockholders per share	$(4.94)	(2)	$(2.73)	(2)	$(4.21)	(2)	$(3.90)	(2)	$(15.77)	(1) (2)
Weighted average diluted common shares	9,941	(2)	9,994	(2)	9,997	(2)	9,997	(2)	9,984	(2)
_________________
(1) The sum of the diluted income (loss) attributable to common stockholders per share for the four quarters in 2020 and 2019 differs from the annual diluted income (loss) attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.
(2) Amounts have been revised for the effects of the 1-for-10 reverse stock split. See note 1.
25. Subsequent Events
On January 15, 2021, the Company and Ashford Hospitality Limited Partnership, an indirect subsidiary of the Company entered into a Credit Agreement (the “Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders”) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). The Credit Agreement provides that, subject to the conditions set forth therein, the Lenders will make available to the Borrower a senior secured term loan facility comprising of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million (the “Initial DDTL”) and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”), in each case to fund general corporate operations of the Company and its subsidiaries.
The Loans under the Credit Agreement will bear interest (a) with respect to the Initial Term Loan and the Initial DDTL, at an annual rate equal to 16% for the first two years, reducing to 14% thereafter and (b) with respect to the Additional DDTL, at

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
an annual rate equal to 18.5% for the first two years, reducing to 16.5% thereafter. Interest payments on the Loans will be due and payable in arrears on the last business day of March, June, September and December of each calendar year and the maturity date. For the first two years following the closing of the Credit Agreement, the Borrower will have the option to pay accrued interest “in kind” by adding such amount of accrued interest to the outstanding principal balance of the Loans (such interest, “PIK Interest”). The initial maturity date of the Credit Agreement (the “Maturity Date”) shall be three years, with two optional one-year extensions subject to satisfaction of certain terms and conditions. The Lenders shall, subject to certain terms, have the ability to make protective advances to the Borrower pursuant to the terms of the Credit Agreement to cure defaults with respect to mortgage and mezzanine-level indebtedness of subsidiaries of the Borrower having principal balances in excess of $400 million.
On January 20, 2021, the Company completed the sale of the Le Meridien in Minneapolis, Minnesota for approximately $7.9 million, which was closed as of December 31, 2020. As of December 31, 2020, the carrying value of the building and FF&E was approximately $7.7 million at December 31, 2020.
On January 22, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd., (“YA”), pursuant to which the Company will be able to sell up to 13,718,319 shares of its common stock. As of March 11, 2021, approximately 13.7 million shares of common stock with an aggregate offering price of approximately $40.6 million have been sold under the SEDA.
From January 1, 2021 through March 11, 2021, we have issued approximately 2.0 million shares of our common stock for gross proceeds of approximately $4.6 million to Lincoln Park under the Purchase Agreement.
From January 1, 2021 through March 11, 2021, Ashford (the “Company”) entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. During this period, the Company exchanged a total of 23.2 million shares of its common stock, par value $0.01 per share for an aggregate of 3.5 million shares of Preferred Stock.
In February 2021 the Company was informed by its lender that the lender is initiating foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secures the Company’s $19.4 million mortgage loan.
As of March 11, 2021, forbearance agreements have been executed on most, but not all of our loans. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of December 31, 2020. See note 7 to our consolidated financial statements.
On March 12, 2021, Ashford Trust and Lincoln Park entered into the 2nd Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to Lincoln Park up to 20,660,880 shares of common stock, from time to time during the term of the 2nd Purchase Agreement. Upon entering into the 2nd Purchase Agreement, the Company issued 162,655 shares of common stock as consideration for Lincoln Park’s execution and delivery of the 2nd Purchase Agreement.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
During our financial statement close process for the period ended September 30, 2020, we identified a material weakness related solely to the review controls over accounting for troubled debt restructurings as of September 30, 2020 (the “Debt Accounting Review”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As part of the Debt Accounting Review, the Company inappropriately applied the related GAAP accounting standard when accounting for its forbearance and other agreements that allowed for the forgiveness of default interest and late charges. This error resulted in a misstatement of the Company’s previously issued third quarter earnings press releases furnished on Form 8-K.
The execution of the applicable control is highly complex, and the facts and circumstances underlying the deficiency do not occur frequently. Because the Company’s review controls did not result in the Company applying GAAP specifically related to troubled debt restructurings correctly in its consolidated financial statements, the Company’s control was deemed to be ineffective.
The Company’s previously issued financial results for the three and nine months ended September 30, 2020 were corrected in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 to properly reflect the correct accounting for troubled debt restructurings.
To prevent future material weaknesses from arising in similar circumstances, during the fourth quarter of 2020, the Company designed a new control whereby management will engage a third-party accounting expert to assist management in assessing the accounting for similar transactions in its consolidated financial statements. The Company entered into similarly complex transactions during the fourth quarter of 2020, and therefore it was possible for the Company to test and conclude the new control was designed and operating effectively as of December 31, 2020. As a result, the material weakness was remediated as of December 31, 2020. We reviewed the results of management’s assessment with the audit committee of our board of directors.
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas

Opinion on Internal Control over Financial Reporting

We have audited Ashford Hospitality Trust, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule and our report dated March 15, 2021 expressed an unqualified opinion thereon.

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
/s/ BDO USA, LLP
Dallas, Texas
March 15, 2021

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.
Item 9B.Other Information
None.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 80 through 140 hereof, for our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on pages 152 through 155 hereof.
Schedule III – Real Estate and Accumulated Depreciation
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)Exhibits

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
10.1.7
Amendment No. 7 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 15, 2020) (File No. 001-31775)

10.1.8
Amendment No. 8 to the Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated December 9, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on December 15, 2020) (File No. 001-31775)

10.2
Registration Rights Agreement among Ashford Hospitality Trust, Inc. and the persons named therein (incorporated by reference to Exhibit 10.2 of Form S-11/A, filed on July 31, 2003) (File No. 001-31775)

10.3.1†
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
10.3.1.2†
Amendment No. 3 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed May 22, 2017) (File No.001-31775)

10.3.1.3†
Amendment No. 4 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated July 15, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on July 15, 2020) (File No. 001-31775)

10.3.2†	Form of LTIP Unit Award Agreement, dated March 21, 2008 (incorporated by reference to Exhibit 10.3.3 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)
10.3.3†	Form of Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on April 7, 2016) (File No. 001-31775)
10.3.4†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed on April 7, 2016) (File No. 001-31775)
10.3.5†	Amended and Restated Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3.6 of Form 10-K, filed on March 16, 2017) (File No. 001-31775)
10.3.6†	Amended and Restated Form of Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3.7 of Form 10-K, filed on March 16, 2017) (File No. 001-31775)
10.3.7†	Form of LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3.7 of Form 10-K, filed on March 12, 2020) (File No. 001-31775)
10.3.8†	Form of Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3.8 of Form 10-K, filed on March 12, 2020) (File No. 001-31775)
10.3.9†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3.9 of Form 10-K, filed on March 12, 2020) (File No. 001-31775)
10.3.10†
Second Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III, dated as of January 4, 2021 (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on January 5, 2021) (File No. 001-31775)

10.4
Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.4 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)

10.5
Chairman Emeritus Agreement, dated January 7, 2013, between Ashford Hospitality Trust, Inc. Ashford Hospitality Limited Partnership, and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 9, 2013) (File No. 001-31775)

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

Exhibit	Description
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
10.20
Third Amended and Restated Limited Partnership Agreement of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014) (File No. 001-31775)

10.21
Second Amended and Restated Limited Liability Company Operating Agreement of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014) (File No. 001-31775)

10.22
Tax Matters Agreement, dated October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 6, 2014, for the event dated October 31, 2014) (File No. 001-31775)

10.23.1
Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on June 12, 2015) (File No. 001-31775)

10.23.2
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated June 26, 2018, among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC, dated June, 26, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 26, 2018 (File No. 001-31775)

10.23.3
Extension Agreement to Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated March 13, 2020, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020)

10.23.4
Second Amended and Restated Advisory Agreement, dated as of January 14, 2021, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 15, 2021)

10.24
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014) (File No. 001-31775)

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

10.51	Letter Agreement, dated March 13, 2020, by and between Remington Lodging & Hospitality, LLC and Ashford TRS Corporation (incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 16, 2020)
10.52
Purchase Agreement, dated as of December 7, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 8, 2020) (File No. 001-31775)

10.53
Registration Rights Agreement, dated as of December 7, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 8, 2020) (File No. 001-31775)

10.54
Commitment Letter, dated December 26, 2020, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Oaktree Capital Management. L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 28, 2020) (File No. 001-31775)

10.55
Credit Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 15, 2021) (File No. 001-31775)

10.56
Investor Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., OPPS AHT Holdings, LLC and ROF8 AHT PT, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775)

10.57
Subordination and Non-Disturbance Agreement, dated as of January 15, 2021, by and among Oaktree Fund Administration, LLC as the Administrative Agent and collateral agent on behalf of the Lenders, Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Remington Lodging & Hospitality, LLC, Premier Project Management, LLC and Lismore Capital II LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775)

10.58
Standby Equity Distribution Agreement, dated as of January 22, 2021, by and between Ashford Hospitality Trust, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 22, 2021) (File No. 001-31775)

21.1*	Registrant’s Subsidiaries Listing as of December 31, 2020
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, Registrant’s Special-Purpose Entities Listing as of December 31, 2020
23.1*	Consent of BDO USA, LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit	Description
32.1**
Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.2**
Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
_________________________
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2021.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 15, 2021
Monty J. Bennett

/s/ J. ROBISON HAYS, III	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2021
J. Robison Hays, III

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 15, 2021
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2021
Mark L. Nunneley

/s/ BENJAMIN J. ANSELL, M.D.	Director	March 15, 2021
Benjamin J. Ansell, M.D.

/s/ FREDERICK J. KLEISNER	Director	March 15, 2021
Frederick J. Kleisner

/s/ AMISH GUPTA	Director	March 15, 2021
Amish Gupta

/s/ KAMAL JAFARNIA	Director	March 15, 2021
Kamal Jafarnia

/s/ SHERI L. PANTERMUEHL	Director	March 15, 2021
Sheri L. Pantermuehl

/s/ ALAN L. TALLIS	Director	March 15, 2021
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$23,363	$1,204	$9,388	$193	$5,597	$1,397	$14,985	$16,382	$8,915	08/1998		(1), (2), (3)
Embassy Suites	Dallas, TX	15,464	1,878	8,907	238	6,114	2,116	15,021	17,137	9,014	12/1998		(1), (2), (3)
Embassy Suites	Herndon, VA	25,120	1,303	9,836	277	7,260	1,580	17,096	18,676	10,048	12/1998		(1), (2), (3)
Embassy Suites	Las Vegas, NV	30,282	3,307	16,952	397	12,648	3,704	29,600	33,304	18,235	05/1999		(1), (2), (3)
Embassy Suites	Flagstaff, AZ	18,400	1,267	4,278	—	2,501	1,267	6,779	8,046	3,598		10/2003	(1), (2), (3)
Embassy Suites	Houston, TX	17,810	1,799	10,404	—	5,701	1,799	16,105	17,904	7,885		03/2005	(1), (2), (3)
Embassy Suites	West Palm Beach, FL	19,802	3,277	13,949	—	7,094	3,277	21,043	24,320	10,671		03/2005	(1), (2), (3)
Embassy Suites	Philadelphia, PA	28,699	5,791	34,819	—	16,374	5,791	51,193	56,984	23,898		12/2006	(1), (2), (3)
Embassy Suites	Walnut Creek, CA	49,920	7,452	25,334	—	22,509	7,452	47,843	55,295	22,877		12/2006	(1), (2), (3)
Embassy Suites	Arlington, VA	46,355	36,065	41,588	—	17,395	36,065	58,983	95,048	23,237		04/2007	(1), (2), (3)
Embassy Suites	Portland, OR	88,435	11,110	60,048	—	6,288	11,110	66,336	77,446	24,857		04/2007	(1), (2), (3)
Embassy Suites	Santa Clara, CA	67,440	8,948	46,239	—	15,704	8,948	61,943	70,891	25,452		04/2007	(1), (2), (3)
Embassy Suites	Orlando, FL	22,526	5,674	21,593	—	10,159	5,674	31,752	37,426	14,171		04/2007	(1), (2), (3)
Hilton Garden Inn	Jacksonville, FL	11,756	1,751	9,164	—	5,397	1,751	14,561	16,312	7,343		11/2003	(1), (2), (3)
Hilton Garden Inn	Austin, TX	66,788	7,605	48,725	—	3,276	7,605	52,001	59,606	11,341		03/2015	(1), (2), (3)
Hilton Garden Inn	Baltimore, MD	16,349	4,027	20,199	—	6,103	4,027	26,302	30,329	5,784		03/2015	(1), (2), (3)
Hilton Garden Inn	Virginia Beach, VA	32,397	4,101	26,329	—	284	4,101	26,613	30,714	4,546		03/2015	(1), (2), (3)
Hilton	Ft. Worth, TX	62,000	4,538	13,922	1	21,949	4,539	35,871	40,410	16,654		03/2005	(1), (2), (3)
Hilton	Houston, TX	19,949	2,200	13,247	—	8,140	2,200	21,387	23,587	10,300		03/2005	(1), (2), (3)
Hilton	St. Petersburg, FL	48,730	2,991	13,907	(1,130)	16,651	1,861	30,558	32,419	16,445		03/2005	(1), (2), (3)
Hilton	Santa Fe, NM	26,400	7,004	10,689	—	5,773	7,004	16,462	23,466	8,342		12/2006	(1), (2), (3)
Hilton	Bloomington, MN	46,800	5,685	59,139	—	7,789	5,685	66,928	72,613	26,435		04/2007	(1), (2), (3)
Hilton	Costa Mesa, CA	65,671	12,917	91,791	—	12,019	12,917	103,810	116,727	39,809		04/2007	(1), (2), (3)
Hilton	Boston, MA	98,259	62,555	134,407	—	14,094	62,555	148,501	211,056	30,744		03/2015	(1), (2), (3)
Hilton	Parsippany, NJ	38,377	7,293	58,098	—	3,663	7,293	61,761	69,054	14,445		03/2015	(1), (2), (3)
Hilton	Tampa, FL	27,662	5,206	21,186	—	12,174	5,206	33,360	38,566	12,167		03/2015	(1), (2), (3)
Hilton	Alexandria, VA	73,450	14,459	96,602	—	1,137	14,459	97,739	112,198	6,839		06/2018	(1), (2), (3)
Hilton	Santa Cruz, CA	24,415	9,399	38,129	—	(2,710)	9,399	35,419	44,818	2,040		02/2019	(1), (2), (3)
Hampton Inn	Lawrenceville, GA	5,415	697	3,808	—	2,618	697	6,426	7,123	3,326		11/2003	(1), (2), (3)
Hampton Inn	Evansville, IN	11,118	1,301	5,034	—	1,167	1,301	6,201	7,502	2,718		09/2004	(1), (2), (3)
Hampton Inn	Parsippany, NJ	18,790	3,268	24,306	—	1,861	3,268	26,167	29,435	5,492		03/2015	(1), (2), (3)
Hampton Inn	Buford, GA	8,623	1,168	5,338	—	4,356	1,168	9,694	10,862	3,942		07/2004	(1), (2), (3)
Marriott	Beverly Hills, CA	123,120	6,510	22,061	—	19,063	6,510	41,124	47,634	23,582		03/2005	(1), (2), (3)
Marriott	Durham, NC	26,800	1,794	25,056	—	17,931	1,794	42,987	44,781	19,030		02/2006	(1), (2), (3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Marriott	Arlington, VA	84,544	20,637	101,376	—	53,066	20,637	154,442	175,079	73,558		07/2006	(1), (2), (3)
Marriott	Bridgewater, NJ	71,200	5,059	89,268	—	21,095	5,059	110,363	115,422	37,655		04/2007	(1), (2), (3)
Marriott	Dallas, TX	30,400	2,701	30,893	—	11,512	2,701	42,405	45,106	19,085		04/2007	(1), (2), (3)
Marriott	Fremont, CA	58,402	5,800	44,200	—	5,477	5,800	49,677	55,477	8,746		08/2014	(1), (2), (3)
Marriott	Memphis, TN	27,041	6,210	37,284	—	(2,890)	6,210	34,394	40,604	5,975		02/2015	(1), (2), (3)
Marriott	Irving, TX	67,185	8,330	82,272	—	33,552	8,330	115,824	124,154	26,749		03/2015	(1), (2), (3)
Marriott	Omaha, NE	15,974	6,641	49,887	—	12,177	6,641	62,064	68,705	16,963		03/2015	(1), (2), (3)
Marriott	Sugarland, TX	62,799	9,047	84,043	—	(519)	9,047	83,524	92,571	13,629		03/2015	(1), (2), (3)
SpringHill Suites by Marriott	Baltimore, MD	13,600	2,502	13,206	—	2,773	2,502	15,979	18,481	7,436		05/2004	(1), (2), (3)
SpringHill Suites by Marriott	Kennesaw, GA	6,598	1,106	5,021	—	3,536	1,106	8,557	9,663	4,190		07/2004	(1), (2), (3)
SpringHill Suites by Marriott	Buford, GA	9,504	1,132	6,089	—	820	1,132	6,909	8,041	2,953		07/2004	(1), (2), (3)
SpringHill Suites by Marriott	Charlotte, NC	12,729	1,235	6,818	—	760	1,235	7,578	8,813	3,027		06/2005	(1), (2), (3)
SpringHill Suites by Marriott	Durham, NC	6,640	1,090	3,991	—	1,114	1,090	5,105	6,195	2,122		06/2005	(1), (2), (3)
SpringHill Suites by Marriott	Manhattan Beach, CA	28,560	5,726	21,187	—	1,142	5,726	22,329	28,055	8,039		04/2007	(1), (2), (3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	20,800	3,210	24,578	—	1,509	3,210	26,087	29,297	9,352		04/2007	(1), (2), (3)
Fairfield Inn by Marriott	Kennesaw, GA	5,176	840	4,359	—	2,537	840	6,896	7,736	2,743		07/2004	(1), (2), (3)
Courtyard by Marriott	Bloomington, IN	14,248	900	10,741	—	2,891	900	13,632	14,532	6,572		09/2004	(1), (2), (3)
Courtyard by Marriott - Tremont	Boston, MA	103,270	24,494	85,246	—	7,442	24,494	92,688	117,182	19,950		03/2015	(1), (2), (3)
Courtyard by Marriott	Columbus, IN	8,160	673	4,804	—	3,214	673	8,018	8,691	4,388		09/2004	(1), (2), (3)
Courtyard by Marriott	Denver, CO	33,643	9,342	29,656	—	3,582	9,342	33,238	42,580	7,690		03/2015	(1), (2), (3)
Courtyard by Marriott	Gaithersburg, MD	28,808	5,128	30,522	—	4,503	5,128	35,025	40,153	7,607		03/2015	(1), (2), (3)
Courtyard by Marriott	Crystal City, VA	42,538	5,411	38,610	—	13,935	5,411	52,545	57,956	23,313		06/2005	(1), (2), (3)
Courtyard by Marriott	Overland Park, KS	8,762	1,868	14,030	—	2,865	1,868	16,895	18,763	7,479		06/2005	(1), (2), (3)
Courtyard by Marriott	Foothill Ranch, CA	21,735	2,447	16,005	—	2,539	2,447	18,544	20,991	8,028		06/2005	(1), (2), (3)
Courtyard by Marriott	Alpharetta, GA	19,665	2,244	12,345	—	1,811	2,244	14,156	16,400	6,077		06/2005	(1), (2), (3)
Courtyard by Marriott	Oakland, CA	28,240	5,112	19,429	—	2,621	5,112	22,050	27,162	8,458		04/2007	(1), (2), (3)
Courtyard by Marriott	Scottsdale, AZ	23,600	3,700	22,134	—	2,625	3,700	24,759	28,459	9,160		04/2007	(1), (2), (3)
Courtyard by Marriott	Plano, TX	18,160	2,115	22,360	—	1,116	2,115	23,476	25,591	8,454		04/2007	(1), (2), (3)
Courtyard by Marriott	Newark, CA	34,960	2,863	10,723	—	1,545	2,863	12,268	15,131	4,680		04/2007	(1), (2), (3)
Courtyard by Marriott	Manchester, CT	6,260	1,301	7,430	—	1,271	1,301	8,701	10,002	3,508		04/2007	(1), (2), (3)
Courtyard by Marriott	Basking Ridge, NJ	41,600	5,419	45,304	—	6,304	5,419	51,608	57,027	20,594		04/2007	(1), (2), (3)
Marriott Residence Inn	Evansville, IN	7,830	961	5,972	(1)	1,346	960	7,318	8,278	3,385		09/2004	(1), (2), (3)
Marriott Residence Inn	Orlando, FL	25,595	6,554	40,539	—	19,850	6,554	60,389	66,943	26,501		06/2005	(1), (2), (3)
Marriott Residence Inn	Falls Church, VA	26,151	2,752	34,979	—	5,275	2,752	40,254	43,006	16,974		06/2005	(1), (2), (3)
Marriott Residence Inn	San Diego, CA	29,281	3,156	29,514	—	3,390	3,156	32,904	36,060	14,044		06/2005	(1), (2), (3)
Marriott Residence Inn	Salt Lake City, UT	15,741	1,897	16,357	—	3,229	1,897	19,586	21,483	8,393		06/2005	(1), (2), (3)
Marriott Residence Inn	Las Vegas, NV	38,160	18,177	39,568	(6,184)	(15,886)	11,993	23,682	35,675	5,788		04/2007	(1), (2), (3), (4)
Marriott Residence Inn	Phoenix, AZ	23,680	4,100	23,187	—	2,563	4,100	25,750	29,850	9,824		04/2007	(1), (2), (3)
Marriott Residence Inn	Plano, TX	14,160	2,045	16,869	—	2,043	2,045	18,912	20,957	7,393		04/2007	(1), (2), (3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Marriott Residence Inn	Newark, CA	37,760	3,272	11,706	—	2,303	3,272	14,009	17,281	5,491		04/2007	(1), (2), (3)
Marriott Residence Inn	Manchester, CT	6,706	1,462	8,306	—	2,403	1,462	10,709	12,171	4,715		04/2007	(1), (2), (3)
Marriott Residence Inn	Jacksonville, FL	9,786	1,997	16,084	—	10,064	1,997	26,148	28,145	10,973		05/2007	(1), (2), (3)
Tribute Portfolio	Santa Fe, NM	25,000	8,094	42,058	—	1,003	8,094	43,061	51,155	2,924		10/2018	(1), (2), (3)
TownePlace Suites by Marriott	Manhattan Beach, CA	23,680	4,805	17,543	—	3,681	4,805	21,224	26,029	8,750		04/2007	(1), (2), (3)
Ritz-Carlton	Atlanta, GA	98,685	2,477	80,139	—	31,059	2,477	111,198	113,675	28,341		03/2015	(1), (2), (3)
One Ocean	Atlantic Beach, FL	57,600	5,815	14,817	—	27,277	5,815	42,094	47,909	27,623		04/2004	(1), (2), (3)
Renaissance	Nashville, TN	207,000	20,671	158,260	—	32,841	20,671	191,101	211,772	40,910		03/2015	(1), (2), (3)
Renaissance	Palm Springs, CA	51,934	—	74,112	—	15,279	—	89,391	89,391	22,634		03/2015	(1), (2), (3)
Sheraton Hotel	Ann Arbor, MI	34,200	4,158	35,042	—	6,916	4,158	41,958	46,116	7,567		06/2015	(1), (2), (3)
Sheraton Hotel	Langhorne, PA	12,880	2,037	12,424	—	6,474	2,037	18,898	20,935	9,155		07/2004	(1), (2), (3)
Sheraton Hotel	Minneapolis, MN	20,933	2,953	14,280	—	4,838	2,953	19,118	22,071	9,356		03/2005	(1), (2), (3)
Sheraton Hotel	Indianapolis, IN	59,278	3,100	22,041	—	19,200	3,100	41,241	44,341	21,626		03/2005	(1), (2), (3)
Sheraton Hotel	Anchorage, AK	26,331	4,023	39,363	—	19,738	4,023	59,101	63,124	26,516		12/2006	(1), (2), (3)
Sheraton Hotel	San Diego, CA	36,160	7,294	36,382	—	5,912	7,294	42,294	49,588	17,289		12/2006	(1), (2), (3)
Hyatt Regency	Coral Gables, FL	63,200	4,805	50,820	—	25,649	4,805	76,469	81,274	31,737		04/2007	(1), (2), (3)
Hyatt Regency	Hauppauge, NY	36,383	6,284	35,669	—	(513)	6,284	35,156	41,440	8,478		03/2015	(1), (2), (3)
Hyatt Regency	Savannah, GA	69,776	14,041	72,721	—	12,709	14,041	85,430	99,471	20,143		03/2015	(1), (2), (3)
Crown Plaza	Key West, FL	64,982	—	27,514	—	10,439	—	37,953	37,953	18,907		03/2005	(1), (2), (3)
Annapolis Historic Inn	Annapolis, MD	18,658	3,028	7,833	—	5,251	3,028	13,084	16,112	6,862		03/2005	(1), (2), (3)
Lakeway Resort & Spa	Austin, TX	19,527	4,541	28,940	—	2,377	4,541	31,317	35,858	8,535		02/2015	(1), (2), (3)
Silversmith	Chicago, IL	27,961	4,782	22,398	—	(1,778)	4,782	20,620	25,402	4,284		03/2015	(1), (2), (3)
The Churchill	Washington, DC	41,443	25,898	32,304	—	11,833	25,898	44,137	70,035	12,695		03/2015	(1), (2), (3)
The Melrose	Washington, DC	76,057	29,277	62,507	—	(349)	29,277	62,158	91,435	10,498		03/2015	(1), (2), (3)
Le Pavillon	New Orleans, LA	37,000	10,933	51,549	(2,601)	11,994	8,332	63,543	71,875	15,091		06/2015	(1), (2), (3)
The Ashton	Ft. Worth, TX	8,881	800	7,187	—	809	800	7,996	8,796	1,816		07/2014	(1), (2), (3)
Westin	Princeton, NJ	33,000	6,475	52,195	—	7,715	6,475	59,910	66,385	13,225		03/2015	(1), (2), (3)
W	Atlanta, GA	48,800	2,353	54,383	—	4,495	2,353	58,878	61,231	10,965		07/2015	(1), (2), (3)
Le Meridien	Minneapolis, MN	—	2,752	12,248	(1,325)	(4,947)	1,427	7,301	8,728	1,064		07/2015	(1), (2), (3), (4)
Atlanta Hotel Indigo	Atlanta, GA	16,100	3,230	23,713	—	4,579	3,230	28,292	31,522	5,476		10/2015	(1), (2), (3)
WorldQuest	Orlando, FL	—	1,432	9,870	(40)	1,781	1,392	11,651	13,043	3,313		03/2011	(1), (2), (3)
Total		$3,711,585	$642,258	$3,359,676	$(10,175)	$806,846	$632,083	$4,166,522	$4,798,605	$1,371,623

_________________________
(1) Estimated useful life for buildings is 39 years.
(2) Estimated useful life for building improvements is 7.5 years.
(3) Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4) Amounts include impairment charges.

	Year Ended December 31,
	2020	2019	2018
Investment in Real Estate:
Beginning balance	$5,444,259	$5,287,463	$5,064,294
Additions	35,712	409,603	374,223
Impairment/write-offs	(254,475)	(136,658)	(125,964)
Sales/disposals	(426,891)	(116,149)	(25,090)
Ending balance	$4,798,605	$5,444,259	$5,287,463
Accumulated Depreciation:
Beginning balance	1,335,816	1,182,244	1,028,379
Depreciation expense	252,873	269,664	258,441
Impairment/write-offs	(162,754)	(103,038)	(102,410)
Sales/disposals	(54,312)	(13,054)	(2,166)
Ending balance	$1,371,623	$1,335,816	$1,182,244
Investment in Real Estate, net	$3,426,982	$4,108,443	$4,105,219