Form 10-Q
period 2021-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2021-05-10
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2021
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
Suite 1200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	145,330,202
(Class)	Outstanding at May 6, 2021

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Investments in hotel properties, net	$3,364,584	$3,426,982
Cash and cash equivalents	225,357	92,905
Restricted cash	67,734	74,408
Accounts receivable, net of allowance of $271 and $441, respectively	33,320	21,760
Inventories	2,340	2,447
Notes receivable, net	8,408	8,263
Investment in unconsolidated entity	2,674	2,811
Deferred costs, net	6,805	1,851
Prepaid expenses	17,884	18,401
Derivative assets	195	263
Operating lease right-of-use assets	44,808	45,008
Other assets	20,394	23,303
Intangible assets	797	797
Due from Ashford Inc., net	1,506	—
Due from related parties, net	8,177	5,801
Due from third-party hotel managers	11,847	9,383
Total assets	$3,816,830	$3,734,383
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net	$3,941,493	$3,728,911
Accounts payable and accrued expenses	95,647	99,954
Accrued interest payable	43,630	98,685
Dividends and distributions payable	236	868
Due to Ashford Inc., net	—	13,383
Due to third-party hotel managers	436	184
Intangible liabilities, net	2,237	2,257
Operating lease liabilities	45,184	45,309
Other liabilities	5,210	5,336
Total liabilities	4,134,073	3,994,887
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	24,683	22,951
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,678,772 and 1,791,461 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	17	18
Series F Cumulative Preferred Stock, 2,037,824 and 2,891,440 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	20	29
Series G Cumulative Preferred Stock, 3,172,279 and 4,422,623 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	32	44
Series H Cumulative Preferred Stock, 2,002,137 and 2,668,637 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	20	27
Series I Cumulative Preferred Stock, 1,999,575 and 3,391,349 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	20	34
Common stock, $0.01 par value, 400,000,000 shares authorized, 110,140,224 and 64,362,505 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,101	644
Additional paid-in capital	1,845,180	1,808,875
Accumulated deficit	(2,188,401)	(2,093,292)
Total stockholders’ equity (deficit) of the Company	(342,011)	(283,621)
Noncontrolling interest in consolidated entities	85	166
Total equity (deficit)	(341,926)	(283,455)
Total liabilities and equity/deficit	$3,816,830	$3,734,383
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
REVENUE
Rooms	$97,114	$215,807
Food and beverage	7,903	47,950
Other hotel revenue	10,428	17,348
Total hotel revenue	115,445	281,105
Other	385	772
Total revenue	115,830	281,877
EXPENSES
Hotel operating expenses:
Rooms	23,724	52,466
Food and beverage	6,527	34,901
Other expenses	55,769	103,794
Management fees	5,527	10,549
Total hotel expenses	91,547	201,710
Property taxes, insurance and other	17,471	20,472
Depreciation and amortization	57,627	66,350
Impairment charges	—	27,613
Advisory services fee	12,161	15,299
Corporate, general and administrative	6,997	3,492
Total expenses	185,803	334,936
Gain (loss) on disposition of assets and hotel properties	(69)	3,623
OPERATING INCOME (LOSS)	(70,042)	(49,436)
Equity in earnings (loss) of unconsolidated entities	(137)	(79)
Interest income	13	611
Other income (expense)	229	1,522
Interest expense and amortization of discounts and loan costs	(33,264)	(57,085)
Write-off of premiums, loan costs and exit fees	(3,379)	(95)
Unrealized gain (loss) on marketable securities	—	(1,477)
Unrealized gain (loss) on derivatives	919	4,422
INCOME (LOSS) BEFORE INCOME TAXES	(105,661)	(101,617)
Income tax (expense) benefit	271	(303)
NET INCOME (LOSS)	(105,390)	(101,920)
(Income) loss attributable to noncontrolling interest in consolidated entities	81	48
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,271	17,671
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(103,038)	(84,201)
Preferred dividends	818	(10,644)
Gain (loss) on extinguishment of preferred stock	10,635	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(91,585)	$(94,845)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.10)	$(9.40)
Weighted average common shares outstanding – basic	83,046	10,047
Diluted:
Net income (loss) attributable to common stockholders	$(1.10)	$(9.40)
Weighted average common shares outstanding – diluted	83,046	10,047
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(105,390)	$(101,920)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	(105,390)	(101,920)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	81	48
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,271	17,671
Comprehensive income (loss) attributable to the Company	$(103,038)	$(84,201)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,791	$18	2,891	$29	4,423	$44	2,669	$27	3,391	$34	64,363	$644	$1,808,875	$(2,093,292)	$166	$(283,455)	$22,951
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(15)	—	(46)	—	—	(46)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,279	—	—	1,279	665
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	131	1	(1)	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	16,227	162	45,959	—	—	46,121	—
PSU dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	178	—	178	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	454
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,884)	—	(2,884)	2,884
Extinguishment of preferred stock	(112)	(1)	(853)	(9)	(1,251)	(12)	(667)	(7)	(1,391)	(14)	29,436	294	(10,886)	10,635	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(103,038)	(81)	(103,119)	(2,271)
Balance at March 31, 2021	1,679	$17	2,038	$20	3,172	$32	2,002	$20	2,000	$20	110,140	$1,101	$1,845,180	$(2,188,401)	$85	$(341,926)	$24,683

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,210	$102	$1,826,472	$(1,558,038)	$504	$269,266	$69,870
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(25)	—	(358)	—	—	(358)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,272	—	—	3,272	1,634
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	134	1	(1)	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	378	—	378	—
Dividends declared – preferred stock - Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred stock - Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)	—
Dividends declared – preferred stock - Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred stock - Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,401
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	196	2	957	—	—	959	(959)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	19,046	—	19,046	(19,046)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(84,201)	(48)	(84,249)	(17,671)
Balance at March 31, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	10,512	$105	$1,830,342	$(1,633,459)	$456	$197,670	$35,229
See Notes to Consolidated Financial Statements

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(105,390)	$(101,920)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	57,627	66,350
Impairment charges	—	27,613
Amortization of intangibles	33	(69)
Recognition of deferred income	(125)	(237)
Bad debt expense	279	682
Deferred income tax expense (benefit)	(5)	(321)
Equity in (earnings) loss of unconsolidated entities	137	79
(Gain) loss on disposition of assets and hotel properties	69	(3,623)
Realized and unrealized (gain) loss on marketable securities	—	(627)
Purchases of marketable securities	—	(452)
Sales of marketable securities	—	15,233
Net settlement of trading derivatives	—	4,630
Realized and unrealized (gain) loss on derivatives	(919)	(4,197)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	(6,068)	6,603
Equity-based compensation	1,944	4,906
Amortization of parking asset	—	117
Non-cash interest income	(223)	(208)
Paid-in kind interest expense	6,663	—
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Accounts receivable and inventories	(11,593)	9,738
Prepaid expenses and other assets	1,880	(11,344)
Operating lease right-of-use assets	126	265
Operating lease liabilities	(125)	(162)
Accounts payable and accrued expenses and accrued interest payable	(20,354)	1,440
Due to/from related parties	(2,376)	(1,380)
Due to/from third-party hotel managers	(2,212)	(1,303)
Due to/from Ashford Inc., net	(11,293)	(632)
Other liabilities	(1)	692
Net cash provided by (used in) operating activities	(91,926)	11,873
Cash Flows from Investing Activities
Investment in unconsolidated entity	—	(51)
Improvements and additions to hotel properties	(9,072)	(20,365)
Net proceeds from disposition of assets and hotel properties	7,291	4,654
Proceeds from property insurance	670	147
Net cash provided by (used in) investing activities	(1,111)	(15,615)
Cash Flows from Financing Activities
Borrowings on indebtedness, net of commitment fee	195,500	37,000
Repayments of indebtedness	(4,330)	(45,287)
Payments for loan costs and exit fees	(17,530)	(1,176)
Payments for dividends and distributions	—	(17,974)
Payments for derivatives	(292)	(63)
Proceeds from common stock offerings	45,467	—
Net cash provided by (used in) financing activities	218,815	(27,500)
Net increase (decrease) in cash, cash equivalents and restricted cash	125,778	(31,242)
Cash, cash equivalents and restricted cash at beginning of period	167,313	398,207
Cash, cash equivalents and restricted cash and at end of period	$293,091	$366,965

	Three Months Ended March 31,
	2021	2020
Supplemental Cash Flow Information
Interest paid	$58,872	$51,272
Income taxes paid (refunded)	(38)	(87)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$6,344	$18,714
Accrued stock offering costs	155	—
Common stock purchases accrued but not paid	46	358
Non-cash loan principal associated with default interest and late charges	32,627	—
Non-cash extinguishment of preferred stock	103,188	—
Issuance of common stock from preferred stock exchanges	92,553	—
Debt discount associated with embedded debt derivative	43,681	—
Unsettled common stock offering proceeds	809	—
Dividends and distributions declared but not paid	236	11,740
Accrued but unpaid financing costs	—	4,994
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$92,905	$262,636
Restricted cash at beginning of period	74,408	135,571
Cash, cash equivalents and restricted cash at beginning of period	$167,313	$398,207

Cash and cash equivalents at end of period	$225,357	$240,316
Restricted cash at end of period	67,734	126,649
Cash, cash equivalents and restricted cash at end of period	$293,091	$366,965
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of March 31, 2021, we owned interests in the following assets:
•102 consolidated hotel properties, including 100 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 22,569 total rooms (or 22,542 net rooms excluding those attributable to our partner);
•90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”); and
•17.1% ownership in OpenKey with a carrying value of $2.7 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2021, our 102 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Hotels, a subsidiary of Ashford Inc., manages 68 of our 102 hotel properties and WorldQuest. Third-party management companies manage the remaining hotel properties.
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
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of March 31, 2021, operations at one of the Company’s hotels remained temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow throughout 2021 and for the foreseeable future. As a result, the Company suspended the quarterly cash dividend on its common stock beginning in the first quarter of fiscal year 2020, suspended the quarterly cash dividend on its preferred stock beginning in the second quarter of fiscal year 2020, reduced planned capital expenditures, and worked closely with its hotel managers to significantly reduce its hotels’ operating expenses.
Beginning on April 1, 2020, the Company did not make principal or interest payments under nearly all of our loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans.
The Company continues to have discussions with its lenders about potential loan modifications on its property level debt. At this time, forbearance agreements have been executed on most, but not all of our loans. In the aggregate, as of March 31, 2021 the Company has entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of March 31, 2021. See note 7.
On January 15, 2021, the Company entered into a senior secured term loan facility with Oaktree Capital Management L.P. comprising of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million. See note 7.
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
As of March 31, 2021, the Company held cash and cash equivalents of $225.4 million and restricted cash of $67.7 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties. We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors arising from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed senior secured term loan facility with Oaktree Capital Management L.P. and forbearance and other agreements with our property-level lenders, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The following acquisitions and dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
Crowne Plaza Annapolis	Annapolis, MD	Disposition	March 9, 2020
Columbus Hampton Inn Easton	Columbus, OH	Disposition	August 19, 2020
Stillwater Residence Inn	Stillwater, OK	Disposition	August 19, 2020
Washington Hampton Inn Pittsburgh Meadow Lands	Pittsburgh, PA	Disposition	August 19, 2020
Phoenix Hampton Inn Airport North	Phoenix, AZ	Disposition	August 19, 2020
Pittsburgh Hampton Inn Waterfront West Homestead	Pittsburgh, PA	Disposition	August 19, 2020
Wichita Courtyard by Marriott Old Town	Wichita, KS	Disposition	August 19, 2020
Canonsburg Homewood Suites Pittsburgh Southpointe	Pittsburgh, PA	Disposition	August 19, 2020
Billerica Courtyard by Marriott Boston	Boston, MA	Disposition	August 19, 2020
Embassy Suites New York Manhattan Times Square	New York, NY	Disposition	August 19, 2020
W Minneapolis	Minneapolis, MN	Disposition	September 15, 2020
Courtyard Louisville	Louisville, KY	Disposition	September 21, 2020
Courtyard Ft. Lauderdale	Ft. Lauderdale, FL	Disposition	September 21, 2020
Residence Inn Lake Buena Vista	Lake Buena Vista, FL	Disposition	September 21, 2020
Le Meridien Minneapolis	Minneapolis, MN	Disposition	January 20, 2021
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Adopted Accounting Standards—In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. We adopted the standard effective January 1, 2021 and the adoption of this standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended March 31, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$7,800	$1,213	$868	$—	$9,881
Boston, MA Area	2	1,639	56	664	—	2,359
Dallas / Ft. Worth Area	7	6,156	603	561	—	7,320
Houston, TX Area	3	3,195	137	110	—	3,442
Los Angeles, CA Metro Area	6	8,571	681	797	—	10,049
Miami, FL Metro Area	2	3,465	321	140	—	3,926
Minneapolis - St. Paul, MN - WI Area	2	778	145	49	—	972
Nashville, TN Area	1	2,065	695	723	—	3,483
New York / New Jersey Metro Area	6	2,557	323	408	—	3,288
Orlando, FL Area	2	2,665	119	331	—	3,115
Philadelphia, PA Area	3	2,126	65	110	—	2,301
San Diego, CA Area	2	1,794	51	207	—	2,052
San Francisco - Oakland, CA Metro Area	7	6,550	181	790	—	7,521
Tampa, FL Area	2	4,832	336	169	—	5,337
Washington D.C. - MD - VA Area	9	8,776	143	894	—	9,813
Other Areas	39	33,509	2,812	3,435	—	39,756
Orlando WorldQuest	—	629	22	171	—	822
Disposed properties	1	7	—	1	—	8
Corporate	—	—	—	—	385	385
Total	103	$97,114	$7,903	$10,428	$385	$115,830

	Three Months Ended March 31, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$14,058	$4,059	$1,153	$—	$19,270
Boston, MA Area	2	5,783	830	1,218	—	7,831
Dallas / Ft. Worth Area	7	13,128	3,921	959	—	18,008
Houston, TX Area	3	5,106	2,291	188	—	7,585
Los Angeles, CA Metro Area	6	16,212	3,357	1,085	—	20,654
Miami, FL Metro Area	2	6,333	2,295	159	—	8,787
Minneapolis - St. Paul, MN - WI Area	2	2,401	867	94	—	3,362
Nashville, TN Area	1	9,538	5,100	888	—	15,526
New York / New Jersey Metro Area	6	11,505	3,335	696	—	15,536
Orlando, FL Area	2	5,132	424	563	—	6,119
Philadelphia, PA Area	3	3,687	688	161	—	4,536
San Diego, CA Area	2	3,344	247	238	—	3,829
San Francisco - Oakland, CA Metro Area	7	16,092	2,068	648	—	18,808
Tampa, FL Area	2	6,609	2,141	351	—	9,101
Washington D.C. - MD - VA Area	9	20,446	4,388	1,977	—	26,811
Other Areas	39	59,205	10,876	5,403	—	75,484
Orlando WorldQuest	—	1,031	25	347	—	1,403
Disposed properties	15	16,197	1,038	1,220	—	18,455
Corporate	—	—	—	—	772	772
Total	117	$215,807	$47,950	$17,348	$772	$281,877

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$629,263	$630,690
Buildings and improvements	3,741,570	3,751,588
Furniture, fixtures and equipment	368,913	388,428
Construction in progress	9,772	16,192
Condominium properties	11,615	11,707
Total cost	4,761,133	4,798,605
Accumulated depreciation	(1,396,549)	(1,371,623)
Investments in hotel properties, net	$3,364,584	$3,426,982
5. Hotel Disposition and Impairment Charges
Hotel Dispositions
On January 20, 2021, the Company sold the Le Meridien in Minneapolis, Minnesota for approximately $7.9 million in cash. The sale resulted in a loss of approximately $124,000 for the three months ended March 31, 2021, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statement of operations.
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for a list of fiscal year 2020 hotel property dispositions. The following table includes condensed financial information from hotel property dispositions that occurred in 2020 and 2021 for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Total hotel revenue	$8	$18,455
Total hotel operating expenses	(165)	(14,028)
Gain (loss) on disposition of assets and hotel properties	(124)	3,623
Property taxes, insurance and other	(44)	(2,542)
Depreciation and amortization	(32)	(5,159)
Impairment charges	—	(27,613)
Operating income (loss)	(357)	(27,264)
Interest income	—	4
Interest expense and amortization of discounts and loan costs	—	(5,900)
Income (loss) before income taxes	(357)	(33,160)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	9	5,279
Net income (loss) before income taxes attributable to the Company	$(348)	$(27,881)
Impairment Charges
For the three months ended March 31, 2021, no impairment charges were recorded.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Investment in Unconsolidated Entity
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of March 31, 2021, the Company has made investments in OpenKey totaling $5.0 million.
We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No such impairment was recorded for the three months ended March 31, 2021 and 2020.
The following table summarizes our carrying value and ownership interest in OpenKey:

	March 31, 2021	December 31, 2020
Carrying value of the investment in OpenKey (in thousands)	$2,674	$2,811
Ownership interest in OpenKey	17.1%	17.5%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended March 31,
Line Item	2021	2020
Equity in earnings (loss) of unconsolidated entities	$(137)	$(79)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					March 31, 2021	December 31, 2020
Indebtedness	Collateral	Maturity	Interest Rate (1)	Default Rate (2)	Debt Balance	Debt Balance
Mortgage loan(4)	7 hotels	June 2021	LIBOR(3) + 3.65%	n/a	$180,720	$180,720
Mortgage loan(4)	7 hotels	June 2021	LIBOR(3) + 3.39%	n/a	174,400	174,400
Mortgage loan(4)	5 hotels	June 2021	LIBOR(3) + 3.73%	n/a	221,040	221,040
Mortgage loan(4)	5 hotels	June 2021	LIBOR(3) + 4.02%	n/a	262,640	262,640
Mortgage loan(4)	5 hotels	June 2021	LIBOR(3) + 3.68%	n/a	215,120	215,120
Mortgage loan(4)	5 hotels	June 2021	LIBOR(3) + 2.73%	n/a	160,000	160,000
Mortgage loan	1 hotel	November 2021	6.26%	n/a	81,896	84,544
Mortgage loan(5)	17 hotels	November 2021	LIBOR(3) + 3.00%	n/a	419,000	419,000
Mortgage loan(6)	1 hotel	November 2021	LIBOR(3) + 2.55%	n/a	25,000	25,000
Mortgage loan(7)	8 hotels	February 2022	LIBOR(3) + 3.07%	n/a	395,000	395,000
Mortgage loan(8)	2 hotels	March 2022	LIBOR(3) + 2.75%	n/a	240,000	240,000
Mortgage loan(9)	19 hotels	April 2022	LIBOR(3) + 3.20%	n/a	914,281	914,281
Mortgage loan(10)	1 hotel	July 2022	LIBOR(3) + 3.95%	n/a	33,200	34,200
Mortgage loan(11)	1 hotel	November 2022	LIBOR(3) + 2.00%	n/a	97,944	98,259
Mortgage loan(12)	1 hotel	December 2022	LIBOR(3) + 2.25%	n/a	16,100	16,100
Mortgage loan(13)	1 hotel	January 2023	LIBOR(3) + 3.40%	n/a	37,000	37,000
Mortgage loan	1 hotel	June 2023	LIBOR(3)+ 2.45%	n/a	73,450	73,450
Mortgage loan	1 hotel	January 2024	5.49%	n/a	6,674	6,706
Mortgage loan	1 hotel	January 2024	5.49%	n/a	9,740	9,786
Term loan(14)	Equity	January 2024	16.00%	n/a	206,663	—
Mortgage loan(15)	1 hotel	May 2024	4.99%	5.00%	6,260	6,260
Mortgage loan	1 hotel	June 2024	LIBOR(3) + 2.00%	n/a	8,881	8,881
Mortgage loan	2 hotels	August 2024	4.85%	n/a	11,721	11,774
Mortgage loan	3 hotels	August 2024	4.90%	n/a	23,438	23,542
Mortgage loan(15)	2 hotels	February 2025	4.45%	4.00%	19,369	19,369
Mortgage loan(15)	3 hotels	February 2025	4.45%	4.00%	50,098	50,098
Mortgage loan	1 hotel	March 2025	4.66%	n/a	24,281	24,415
					3,913,916	3,711,585
Premiums (discounts), net					(41,503)	(288)
Capitalized default interest and late charges					43,266	27,444
Deferred loan costs, net					(16,588)	(9,830)
Embedded debt derivative					42,402	—
Indebtedness, net					$3,941,493	$3,728,911
_____________________________
(1)    Interest rates do not include default or late payment rates in effect on some mortgage loans.
(2)    Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of March 31, 2021. The default rate is accrued in addition to the stated interest rate.
(3)     LIBOR rates were 0.111% and 0.144% at March 31, 2021 and December 31, 2020, respectively.
(4)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in June 2020.
(5)     Effective February 9, 2021, we executed an agreement regarding existing default and extension options for this mortgage loan. In connection with the agreement, monthly FF&E escrow deposits were waived through December 2021. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in November 2020.
(6)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension option began in November 2020. This mortgage loan has a LIBOR floor of 1.25%.
(7)    Effective January 9, 2021, we executed a loan modification and reinstatement agreement for this mortgage loan. In connection with the agreement, monthly FF&E escrow deposits were waived from April 2020 through December 2020, and monthly tax escrow deposits were waived from April 2020 through June

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in February 2021.
(8)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in March 2021.
(9)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in April 2021.
(10)    This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.25%.
(11)     Effective March 5, 2021, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits being waived through July 1, 2021.
(12)     This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.25%.
(13)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(14)     Effective January 15, 2021, we entered into a term loan agreement with an initial draw of $200 million and a total commitment of $450 million. During the initial two year term, interest shall be paid-in-kind by capitalizing the accrued amount. The initial draw of this term loan is interest only and bears interest at a fixed rate of 16.0% for the first two years and 14.0% thereafter. This term loan has a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions.
(15)    As of March 31, 2021, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations.
On January 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders” or “Oaktree”) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). The Credit Agreement provides that, subject to the conditions set forth therein, the Lenders will make available to the borrower a senior secured term loan facility comprising of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million (the “Initial DDTL”) and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”), in each case to fund general corporate operations of the Company and its subsidiaries.
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
Based on the provisions in the Credit Agreement, the Company is required to pay an exit fee as follows: upon the earliest of the repayment of the Loans in full (including as a result of a change of control, as defined in the Credit Agreement), the Maturity Date, or the acceleration of the Loans following an event of default, as defined in the Credit Agreement, the borrower shall pay an exit fee at the Lender’s election of either:
a) A cash payment equal to 15% times the amount of Loans advanced under the credit agreement (including PIK Interest). If the Loans were not accelerated, all or any portion of the cash payment may be paid, at the borrower’s discretion, in common stock; or
b) The issuance of warrants for the purchase of 19.9% of the Company’s outstanding common stock as of the closing date (calculated on a pro forma basis after giving effect to the warrants) for the Initial Term Loan (as such percentage may be increased by up to 15% dependent on the amount of delayed draw term loans drawn or decreased by up to 4% if the borrower delivers equity pledges from certain subsidiaries, in addition to ordinary course adjustments for recapitalization, stock splits and similar transactions), pursuant to a warrants certificate to be signed upon Lender’s election to take warrants.
The exit fee is considered a derivative, under the applicable accounting guidance, which results in bifurcation from the loan resulting in a discount on the loan. The Company recorded a debt discount equal to the fair value of the embedded debt derivative of $43.7 million on the issuance date. The debt discount attributed to the embedded debt derivative is being amortized using the effective interest method over the remaining term of the Term Loans and is included in “interest expense and amortization of discounts and loan costs” in the consolidated statement of operations. See notes 9 and 10 for further discussion.

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
In February 2021 the Company was informed by its lender that the lender is initiating foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secures the Company’s $19.4 million mortgage loan. The foreclosure proceedings were completed on April 29, 2021.
Additionally, as a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into the loan balance was $32.6 million. The amount of the capitalized principal that was amortized during the three months ended March 31, 2021 was $16.8 million, which is included in “interest expense and amortization of discounts and loan costs” in the consolidated statement of operations.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2021	2020
Interest expense and amortization of discounts and loan costs	$(2,465)	$56
The amortization of the net premium is computed using a method that approximates the effective interest method, which is included in “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of March 31, 2021, we were in compliance with all covenants related to mortgage loans for which we entered into forbearance and other agreements. We were also in compliance with all covenants under the Oaktree Credit Agreement. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
8. Notes Receivable, net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	March 31, 2021	December 31, 2020
Construction Financing Note (1) (5)
Face amount	7.0%	$4,000	$4,000
Discount (2)		(75)	(143)
		3,925	3,857
Certificate of Occupancy Note (3) (5)
Face amount	7.0%	$5,250	$5,250
Discount (4)		(767)	(844)
		4,483	4,406
Note receivable, net		$8,408	$8,263
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
No cash interest income was recorded for the three months ended March 31, 2021 and 2020.
For the three months ended March 31, 2021 and 2020, we recognized discount amortization income of $145,000 and $135,000, respectively, which is included in “other income (expense)” in the consolidated statements of operations.
On January 1, 2020, we adopted the provisions of ASC Topic 326, Financial Instruments - Credit Losses. Upon adoption we evaluated the notes and other receivables under the criteria in ASC Topic 326. Upon adoption we determined that the expected credit loss associated with the notes and other receivables was immaterial. As of March 31, 2021 and December 31, 2020, the expected credit loss associated with the notes and other receivables continues to be immaterial.
Other consideration received from the sale of the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront is summarized in the table below (dollars in thousands):

	Imputed Interest Rate	March 31, 2021		December 31, 2020
Future ownership rights of parking parcel	7.0%	$4,100		$4,100
Imputed interest		450		372
		4,550	(1)	4,472	(1)
____________________________________
(1)    Included in “other assets” in the consolidated balance sheets.
For the three months ended March 31, 2021 and 2020, we recognized imputed interest income of $78,000 and $73,000, respectively, which are included in “other income (expense)” in the consolidated statements of operations. For the three months ended March 31, 2020 amortization expense of $117,000 was related to the free use of parking easement, which is included in “other income (expense)” in the consolidated statement of operations.
For the three months ended March 31, 2021 and 2020, we received reimbursement of $120,000 and $0 of parking fees and recognized interest income of $4,000 and $0, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel is in development.
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
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Three Months Ended March 31,
	2021		2020
Interest rate caps:
Notional amount (in thousands)	$1,976,000	(1)	$432,000	(1)
Strike rate low end of range	3.15%		3.00%
Strike rate high end of range	4.00%		4.00%
Effective date range	January 2021 - March 2021		January 2020
Termination date range	November 2021 - April 2022		February 2021 - February 2022
Total cost (in thousands)	$291		$63
_______________
(1)These instruments were not designated as cash flow hedges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We held interest rate instruments as summarized in the table below:

	March 31, 2021		December 31, 2020
Interest rate caps:
Notional amount (in thousands)	$2,183,281	(1)	$842,000	(1)
Strike rate low end of range	3.00%		3.00%
Strike rate high end of range	4.00%		4.00%
Termination date range	November 2021 - April 2022		February 2021 - February 2022
Aggregate principle balance on corresponding mortgage loans (in thousands)	$2,030,281		$697,000

Interest rate floors: (2)
Notional amount (in thousands)	$25,000	(1)	$25,000	(1)
Strike rate low end of range	1.25%		1.25%
Strike rate high end of range	1.25%		1.25%
Termination date range	November 2021		November 2021
_______________
(1)These instruments were not designated as cash flow hedges.
(2)Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Embedded Debt Derivative—Based on certain provisions in the Oaktree Credit Agreement, the Company is required to pay an exit fee, as described in note 7. Under the applicable accounting guidance, the exit fee is considered an embedded derivative liability that meets the criteria for bifurcation from the debt host. The embedded debt derivative will be initially measured at fair value and the fair value of the embedded debt derivative will be estimated at each reporting period. See note 10.
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
Fair values of interest rate caps and floors are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rates of the floors or rise above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the caps, and floors are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (Level 2 inputs). We also incorporate credit valuation adjustments (Level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
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
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to compound embedded derivative liabilities associated with the Oaktree term loan.
The derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the March 31, 2021 reporting date. The risk neutral model is designed to utilize market data and the Specialist’s best estimates of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
The fair value of the notes with the derivative features is compared to the fair value of a plain vanilla note (excluding the derivative features), which is calculated based on the present value of the future default adjusted expected cash flows. The difference between the two values represents the fair value of the bifurcated derivative features as of each respective valuation date.
The key inputs to the valuation models that were utilized to estimate the fair value of the embedded debt derivative are described as follows:
•the default probability-weighted exit fee and prepayment cash flows are based on the contractual terms of the Oaktree Credit Agreement and the expectation of an acceleration event, including default, of the Company
•the remaining term was determined based on the remaining time period to maturity of the related note with embedded features subject to valuation (as of the respective valuation date)
•the Company’s equity volatility estimate was based on the historical equity volatility of the Company, based on the remaining term of the respective loans
•the risk free rate was the discount rate utilized in the valuation and was determined based on reference to market yields for U.S. treasury debt instruments with similar terms
•the recovery rate assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes
•the probabilities and timing of a default related acceleration event were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option adjusted spreads as of March 31, 2021.
The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable (Level 3) inputs during the three months ended March 31, 2021 (in thousands):

Balance at January 1, 2021	$—
Additions	43,681
Re-measurement of fair value	(1,279)
Balance at March 31, 2021	$42,402
Fair values of hotel properties are based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach (Level 3 inputs). See note 5.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2021, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.111% to 0.168% for the remaining term of our

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counter-party and Cash Collateral Netting(1)	Total
March 31, 2021:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$192	$—	$—	$192	(2)
Interest rate derivatives - caps	—	3	—	—	3	(2)
Total	$—	$195	$—	$—	$195
Liabilities
Embedded debt derivative	—	—	(42,402)	—	(42,402)	(3)
Net	$—	$195	$(42,402)	$—	$(42,207)

December 31, 2020:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$263	$—	$—	$263	(2)
Total	$—	$263	$—	$—	$263
____________________________________
(1)    Represents net cash collateral posted between us and our counterparties.
(2)    Reported net as “derivative assets” in our consolidated balance sheets.
(3)    Reported net as “derivative liabilities” in our consolidated balance sheet.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2021		2020
Assets
Derivative assets:
Interest rate derivatives - floors	$(71)		$377
Interest rate derivatives - caps	(289)		(52)
Credit default swaps	—		2,430	(4)
	(360)		2,755
Non-derivative assets:
Equity	—		627
Total	(360)		3,382
Liabilities
Derivative liabilities:
Credit default swaps	—		1,442	(4)
Embedded debt derivative	$1,279		—
Net	$919		$4,824

Total combined
Interest rate derivatives - floors	$(71)		$602
Interest rate derivatives - caps	(289)		(52)
Credit default swaps	—		3,872
Embedded debt derivative	1,279		—
Unrealized gain (loss) on derivatives	919	(1)	4,422	(1)
Realized gain (loss) on interest rate floors	—		(225)	(2)
Unrealized gain (loss) on marketable securities	—		(1,477)	(3)
Realized gain (loss) on marketable securities	—		2,104	(2)
Net	$919		$4,824
____________________________________
(1)    Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Included in “other income (expense)” in our consolidated statements of operations.
(3)    Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.
(4)    Excludes costs of $268 for the three months ended March 31, 2020 included in “other income (expense)” associated with credit default swaps.

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

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$195	$195	$263	$263
Embedded debt derivative	42,402	42,402	—	—

Financial assets not measured at fair value:
Cash and cash equivalents	$225,357	$225,357	$92,905	$92,905
Restricted cash	67,734	67,734	74,408	74,408
Accounts receivable, net	33,320	33,320	21,760	21,760
Notes receivable, net	8,408	$7,988 to $8,828	8,263	$7,850 to $8,676
Due from Ashford Inc., net	1,506	1,506	—	—
Due from related parties, net	8,177	8,177	5,801	5,801
Due from third-party hotel managers	11,847	11,847	9,383	9,383

Financial liabilities not measured at fair value:
Indebtedness	$3,872,413	$3,400,661 to $3,758,625	$3,711,297	$3,167,369 to $3,500,777
Accounts payable and accrued expenses	95,647	95,647	99,954	99,954
Accrued interest payable	43,630	43,630	98,685	98,685
Dividends and distributions payable	236	236	868	868
Due to Ashford Inc., net	—	—	13,383	13,383
Due to third-party hotel managers	436	436	184	184
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have original maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, accounts payable and accrued expenses, accrued interest payable, dividends and distributions payable, due to/from related parties, net, due to/from Ashford Inc., net and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $8.4 million at March 31, 2021 and approximately 95.0% to 105.0% of the carrying value of $8.3 million as of December 31, 2020.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 87.8% to 97.1% of the carrying value of $3.9 billion at March 31, 2021 and approximately 85.3% to 94.3% of the carrying value of $3.7 billion at December 31, 2020. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021		2020
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(103,038)		$(84,201)
Less: Dividends on preferred stock	—		(10,644)
Add: Dividend reversal on preferred stock, net	818	(1)	—
Add: Extinguishment of preferred stock	10,635		—
Add: Claw back of dividends on unvested performance stock units	178		378
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(91,407)		$(94,467)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	83,046		10,047

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.10)		$(9.40)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.10)		$(9.40)
_______________
(1)The dividend reversal on preferred stock, net results from the reversal of unpaid dividends which are relinquished upon each 3(a)(9) preferred exchange. These reversals exceeded the amount of dividend expense recorded for the unpaid dividends for the remaining outstanding preferred stock.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2021		2020
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(2,271)	(1)	$(17,671)
Total	$(2,271)		$(17,671)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	11		24
Effect of assumed conversion of operating partnership units	2,015		1,939
Effect of assumed issuance of shares for term loan exit fee	14,528		—
Total	16,554		1,963
_______________
(1)Inclusive of preferred stock dividend reversal of $20 for the three months ended March 31, 2021, respectively, allocated to redeemable noncontrolling interests in operating partnership.
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
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, generally have vesting periods ranging from three years to five years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership.
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Ashford Trust OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. As of March 31, 2021, there were approximately 71,000 Performance LTIP units, representing 200% of the target number granted, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. During the three months ended March 31, 2021, approximately 58,000 performance-based LTIP units were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $454,000.
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of an increase in the number of shares available for issuance under the Company’s Amended and Restated 2011 Stock Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until shareholder approval is obtained.
As of March 31, 2021, we have issued a total of 1.3 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 205,000 units (50,000 of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Three Months Ended March 31,
	2021	2020
Common units converted to stock	—	(196)
Fair value of common units converted	$—	$959
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	March 31, 2021	December 31, 2020
Redeemable noncontrolling interests (in thousands)	$24,683	$22,951
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	189,647	186,763
Ownership percentage of operating partnership	2.42%	8.51%
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended March 31,
	2021	2020
Allocated net (income) loss to the redeemable noncontrolling interests	$2,271	$17,671
Performance LTIP dividend claw back upon cancellation	(454)	(1,401)
14. Equity and Equity-Based Compensation
Common Stock Dividends—The board of directors did not declare a quarterly common stock dividend in 2021 or 2020.
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance. In March 2021, 131,000 shares of restricted stock with a fair value of approximately $443,000 and a vesting period of three years were granted.
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of an increase in the number of shares available for issuance under the Company’s Amended and Restated 2011 Stock Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until shareholder approval is obtained.
Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of performance stock units (“PSUs”), which have a cliff vesting period of three years, to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. During the three months ended March 31, 2021, 29,000 PSUs were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $178,000.
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of an increase in the number of shares available for issuance under the Company’s Amended and Restated 2011 Stock Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until shareholder approval is obtained.
Common Stock Resale Agreements—On December 7, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”), entered into a purchase agreement, pursuant to which the Company may issue or sell to Lincoln Park up to 10.6 million shares of the Company’s common stock from time to time during the term of the purchase agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Lincoln Park under the Purchase Agreement. The Company filed a registration statement on Form S-11 on December 11, 2020, which was amended on December 21, 2020, and deemed effective by the SEC on December 22, 2020.
Upon entering into the Purchase Agreement, the Company issued 190,840 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the Purchase Agreement. Under the Purchase Agreement the Company issued approximately 10.4 million shares of common stock for gross proceeds of approximately $25.1 million.
The issuance activity is summarized below (in thousands):

Three Months Ended March 31,
2021
Shares sold to Lincoln Park	2,046
Gross proceeds received	$4,590

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On March 12, 2021, the Company and Lincoln Park entered into an additional purchase agreement (the “2nd Purchase Agreement”), which provided that subject to the terms and conditions set forth therein, the Company may issue or sell to Lincoln Park up to 20.7 million shares of the Company’s common stock from time to time during the term of the 2nd Purchase Agreement.
Under the terms and subject to the conditions of the 2nd Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to 20.7 million shares of common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over a 24-month period commencing on the date that a registration statement covering the resale of shares of common stock that are issued under the 2nd Purchase Agreement, was declared effective by the SEC and a final prospectus in connection therewith was filed and the other conditions set forth in the 2nd Purchase Agreement were satisfied. Lincoln Park has no right to require the Company to sell any common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to conditions set forth in the 2nd Purchase Agreement.
Upon entering into the 2ndPurchase Agreement, the Company issued 162,655 shares of common stock (the “Commitment Shares”) as consideration for Lincoln Park’s execution and delivery of the 2nd Purchase Agreement.
Under the 2nd Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day (a “Regular Purchase”) up to (i) 400,000 shares of common stock if the closing sale price of the common stock is not below $5.00 per share on the New York Stock Exchange (the “NYSE”) or (ii) 300,000 shares of common stock if the closing sale price of the common stock is below $5.00 per share on the NYSE. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $3,000,000. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement.
The purchase price per share for each such Regular Purchase will be based on prevailing market prices of the common stock immediately preceding the time of sale as computed under the 2nd Purchase Agreement. Under the 2nd Purchase Agreement, the Company may not effect any sales of shares of common stock on any purchase date that the closing sale price of the common stock on the NYSE is less than the floor price of $1.00 per share.
In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the 2nd Purchase Agreement.
Under applicable rules of the NYSE, in no event may the Company issue or sell to Lincoln Park under the Purchase Agreement shares of common stock in excess of 20.7 million shares (including the Commitment Shares), which represents 19.99% of the 103,356,082 shares of common stock that were outstanding immediately prior to the execution of the 2nd Purchase Agreement (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap.
The issuance activity is summarized below (in thousands):

Three Months Ended March 31,
2021
Shares sold to Lincoln Park	300
Additional commitment shares	163
Total shares issued to Lincoln Park	463
Gross proceeds received	$809

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Common Stock Standby Equity Distribution Agreement—On January 22, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd., (“YA”), pursuant to which the Company will be able to sell up to 13,718,319 shares of its common stock (the “Commitment Amount”) at the Company’s request any time during the commitment period commencing on January 22, 2021, and terminating on the earliest of (i) the first day of the month next following the 36-month anniversary of the SEDA or (ii) the date on which YA shall have made payment of Advances (as defined in the SEDA) pursuant to the SEDA for shares of the Company’s common stock equal to the Commitment Amount (the “Commitment Period”). Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the SEDA would be purchased at 95% of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP (as defined below) of the Company’s common stock during the 5 consecutive trading days commencing on the trading day following the date the Company submits an advance notice to YA. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the principal market as reported by Bloomberg L.P. during regular trading hours.
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
The issuance activity is summarized below (in thousands):

Three Months Ended March 31,
2021
Shares sold to YA II PN, Ltd.	13,718
Gross proceeds received	$40,556
Preferred Dividends—The board of directors declared quarterly dividends as presented below:

	Three Months Ended March 31,
	2021	2020
8.45% Series D Cumulative Preferred Stock	$—	$0.5281
7.375% Series F Cumulative Preferred Stock	—	0.4609
7.375% Series G Cumulative Preferred Stock	—	0.4609
7.50% Series H Cumulative Preferred Stock	—	0.4688
7.50% Series I Cumulative Preferred Stock	—	0.4688
The table below presents the accumulated but unpaid dividends in arrears as of March 31, 2021 (in thousands):

March 31, 2021
8.45% Series D Cumulative Preferred Stock ($2.11/share)	$3,546
7.375% Series F Cumulative Preferred Stock ($1.84/share)	3,757
7.375% Series G Cumulative Preferred Stock ($1.84/share)	5,849
7.50% Series H Cumulative Preferred Stock ($1.88/share)	3,754
7.50% Series I Cumulative Preferred Stock ($1.88/share)	3,749
Total	$20,655
From January 1, 2021 through March 31, 2021, Ashford Trust entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The table below summarizes the activity (in thousands):

	Three Months Ended March 31, 2021
	Preferred Shares Tendered	Common Shares Issued
8.45% Series D Cumulative Preferred Stock	112	787
7.375% Series F Cumulative Preferred Stock	853	5,704
7.375% Series G Cumulative Preferred Stock	1,251	8,980
7.50% Series H Cumulative Preferred Stock	667	4,817
7.50% Series I Cumulative Preferred Stock	1,391	9,148
	4,274	29,436
Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares of our common stock or preferred stock were repurchased under the Repurchase Program during the three months ended March 31, 2021 and 2020.
15. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty J. Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc.
Under our advisory agreement, we pay advisory fees to Ashford LLC. Advisory fees consist of base fees and incentive fees. Prior to January 14, 2021, the base fee was paid monthly and ranged from 0.50% to 0.70% per annum of our total market capitalization, ranging from less than $6.0 billion to greater than $10.0 billion plus the Net Asset Fee Adjustment, as defined in the amended and restated advisory agreement, subject to certain minimums. We are also required to pay Ashford LLC an incentive fee that is measured annually (or stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we pay Ashford LLC an incentive fee over the following three years, subject to the FCCR Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
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
On January 11, 2021, the independent members of the board of directors of Ashford Inc. granted Ashford Trust an additional deferral of the base advisory fees and any Lismore success fees for the months of October 2020, November 2020, December 2020 and January 2021 that were previously deferred such that all such fees would be due and payable on the earlier of (x) January 18, 2021 and (y) immediately prior to the closing of the Oaktree Credit Agreement. Additionally, the Ashford Inc. directors waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the Advisory Agreement and Lismore Agreement or any damages that may have arisen in absence of such fee deferral. All outstanding base advisory fees and reimbursable expenses outstanding as of December 31, 2020 were paid in January 2021.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On January 14, 2021, we entered into the Second Amended and Restated Advisory Agreement with Ashford LLC. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other items: (i) revise the term and termination rights; (ii) fix the percentage used to calculate the base fee thereunder at 0.70% per annum; (iii) update the list of peer group members; (iv) suspend the requirement that we maintain a minimum Consolidated Tangible Net Worth until the first fiscal quarter beginning after June 30, 2023; and (v) revise the criteria that would constitute a Company Change of Control in order to provide us additional flexibility to dispose of underperforming assets. In connection with the transactions contemplated by the Credit Agreement, dated as of January 15, 2021 (the “Credit Agreement”), by and among Ashford Trust, Oaktree and the lenders party thereto, on January 15, 2021, we entered into the SNDA with Ashford Inc. and Oaktree pursuant to which we agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement: (1) prior to the later of: (i) the second anniversary of the Credit Agreement; and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, (the “Advisory Fee Cap”); (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under the enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder; and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2021	2020
Advisory services fee
Base advisory fee	$8,735	$8,917
Reimbursable expenses (1)	1,591	1,831
Equity-based compensation (2)	1,835	4,551
Total advisory services fee	$12,161	$15,299
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Due from related parties, net as of March 31, 2021 and December 31, 2020 includes a $1.2 million security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
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
Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of March 31, 2021, the Company has paid $5.1 million related to periodic installments of which approximately $5.0 million has been expensed in accordance with the agreement. Additionally, the independent members of the board of directors of Ashford Inc. accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. Approximately $156,000 may be offset against fees under the agreement that are eligible for claw back under the agreement. As of March 31, 2021 approximately $2.7 million of the payments are included in “other assets.” Further, the Company has incurred approximately $8.7 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. For the three months ended March 31, 2021, the Company recognized expense of $3.7 million, which is included in “write-off of premiums, loan costs and exit fees.”
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
On January 11, 2021, the independent members of the board of directors of Ashford Inc. granted Ashford Trust an additional deferral of the Lismore success fees for the months of October 2020, November 2020, December 2020 and January 2021 that were previously deferred such that all such fees would be due and payable on the earlier of (x) January 18, 2021 and (y) immediately prior to the closing of the Oaktree Credit Agreement. Additionally, the Ashford Inc. directors waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the Lismore Agreement or any damages that may have arisen in absence of such fee deferral. All amounts were paid in January 2021.
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
On December 31, 2020, an Amended and Restated Contribution Agreement was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed to Ashford Securities. The Initial True-Up Date did not occur and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an Amended and Restated true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. As of March 31, 2021, Ashford Trust has funded approximately $3.0 million. As of March 31, 2021 and December 31, 2020, $66,000 and $85,000, respectively, of the pre-funded amounts were included in “other assets” on our consolidated balance sheets.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2021	2020
Corporate, general and administrative	$19	$698
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
On April 20, 2021, the Company delivered written notice to Ashford LLC of its intention not to renew the ERFP Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement. As a result, the ERFP Agreement will

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
terminate in accordance with its terms at the end of the current term on June 26, 2021. Following expiration of the ERFP Agreement, we intend to amend the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to reflect certain changes necessary in connection with the expiration of the ERFP Agreement.
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
At March 31, 2021, Remington Hotels managed 68 of our 102 hotel properties and the WorldQuest condominium properties.
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
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2021, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at March 31, 2021, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2021 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2021	2020
Other hotel expenses	$5,738	$14,059
Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2021, we pay monthly hotel management fees equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 1% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2021 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Additionally, we pay: (a) project management fees of up to 4% of project costs; (b) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees; and (c) other general fees at current market rates as approved by our independent directors, if required. See note 15.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2016 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of March 31, 2021, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of twenty years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of March 31, 2021, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”), and the appeal is still pending. By Order dated May 7, 2020, the Second Department referred the matter for mandatory mediation. The parties participated in mediation on June 22, 2020, however, they were not able to arrive at mutually acceptable settlement terms. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages, however, the trial judge retired at the end of 2020 without deciding any issues relating to damages. The case has been re-assigned, and the new trial judge has directed the parties to explore another round of mediation. If this effort is unsuccessful, the trial court will likely schedule a hearing on the damages issue. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If, however, the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus interest and attorneys’ fees. As of March 31, 2021, no amounts have been accrued.
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
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2021, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims:

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
employment matters, tax matters and matters relating to compliance with applicable law (for example, the Americans with Disability Act and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and the final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of March 31, 2021 and December 31, 2020, all of our hotel properties were domestically located.
18. Subsequent Events
From April 1, 2021 through May 6, 2021, we have issued approximately 20.2 million shares of our common stock for gross proceeds of approximately $42.6 million to Lincoln Park under the 2nd Purchase Agreement.
From April 1, 2021 through May 6, 2021, Ashford (the “Company”) entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. During this period, the Company exchanged approximately 17.2 million shares of its common stock for an aggregate of approximately 1.7 million shares of preferred stock.
In April 2021, the Company experienced a cumulative ownership change within the meaning of Section 382 of the Code. Section 382 imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of a cumulative ownership change of a corporation of more than 50% over a three year period. Accordingly, a company’s ability to use pre-change net operating loss carryforwards and other tax attributes may be limited as prescribed under Section 382. Management does not believe that the ownership change will have a material impact on tax expense for the current year.

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
•our understanding of our competition;
•market trends;
•projected capital expenditures; and
•the impact of technology on our operations and business
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•factors discussed in our Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as supplemented by our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;
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
•actions by the lenders of our senior secured term loan to foreclose on our assets which are pledged as collateral;
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
•our ability to implement effective internal controls;
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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2020 10-K and this Quarterly Report, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak and the numerous government travel restrictions imposed in response thereto. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Quarterly Report to conform these statements to actual results and performance, except as may be required by applicable law.
EXECUTIVE OVERVIEW
General
As of March 31, 2021, we owned 102 consolidated hotel properties, including 100 hotel properties directly owned, and two hotel properties owned through a majority-owned investment in a consolidated entity, which represents 22,569 total rooms, or 22,542 net rooms excluding those attributable to our partner. Currently, all of our hotel properties are located in the United States.
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•adjusting cost and operational models due to the impact of COVID-19 on the hotel industry;
•maintain maximum cash and cash equivalents liquidity;
•opportunistically exchange preferred stock into common stock;
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2021, Remington Hotels, a subsidiary of Ashford Inc., managed 68 of our 102 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of March 31, 2021, owned approximately 607,743 shares of Ashford Inc. common stock, which represented an approximate 20.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of March 31, 2021 would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.7%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of March 31, 2021, operations at one of the Company’s hotels remained temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow throughout 2021 and for the foreseeable future. As a result, the Company suspended the quarterly cash dividend on its common stock beginning in the first quarter of fiscal year 2020, suspended the quarterly cash dividend on its preferred stock beginning in the second quarter of fiscal year 2020, reduced planned capital expenditures, and worked closely with its hotel managers to significantly reduce its hotels’ operating expenses.
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
The Company continues to have discussions with its lenders about potential loan modifications on its property level debt. As of May 6, 2021, forbearance agreements have been executed on most, but not all of our loans. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of March 31, 2021. See note 7 to our consolidated financial statements.
On January 15, 2021, the Company entered into a senior secured term loan facility comprising of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million. See note 7 to our consolidated financial statements.
As of March 31, 2021, the Company held cash and cash equivalents of $225.4 million and restricted cash of $67.7 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. The Company is also working more generally to contain costs while it experiences a significant decline in occupancy and RevPAR. The Company continues to suspend its quarterly cash dividend on its common and preferred stock and to look for opportunities to renegotiate cash obligations where possible. The Company continues to work closely with its hotel managers to significantly reduce its hotel operating expenses. The Company is dependent on its hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor.
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
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:
•as of May 6, 2021, the Company has temporarily suspended operations at one hotel property. The Company’s remaining 101 hotel properties are open and operating;
•the Company has reduced its planned spending for capital expenditures for fiscal year 2021;
•the Company has suspended its common stock dividends;
•the Company has suspended its preferred stock dividends;
•the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses and will continue to take all necessary additional actions to preserve capital and liquidity; and
•as of March 31, 2021, the Company held cash and cash equivalents of $225.4 million and restricted cash of $67.7 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company has worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At March 31, 2021, there was also $11.8 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
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
On January 11, 2021, the independent members of the board of directors of Ashford Inc. granted Ashford Trust an additional deferral of the base advisory fees and any Lismore success fees for the months of October 2020, November 2020, December 2020 and January 2021 that were previously deferred such that all such fees would be due and payable on the earlier of (x) January 18, 2021 and (y) immediately prior to the closing of the Oaktree Credit Agreement. Additionally, the Ashford Inc. directors waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the Advisory Agreement and Lismore Agreement or any damages that may have arisen in absence of such fee deferral.
On January 14, 2021, we entered into the Second Amended and Restated Advisory Agreement with Ashford LLC. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other items (i) revise the term and termination rights; (ii) fix the percentage used to calculate the base fee thereunder at 0.70% per annum; (iii) update the list of peer group members; (iv) suspend the requirement that we maintain a minimum Consolidated Tangible Net Worth until the first fiscal quarter beginning after June 30, 2023; and (v) revise the criteria that would constitute a Company Change of Control in order to provide us additional flexibility to dispose of underperforming assets negatively impacted by COVID-19. In connection with the transactions contemplated by the Credit Agreement, dated as of January 15, 2021 (the “Credit Agreement”), by and among Ashford Trust, Oaktree and the lenders party thereto, on January 15, 2021, we entered into the SNDA with Ashford Inc. and Oaktree pursuant to which we agreed to subordinate to the prior repayment in full of all obligations under the Credit Agreement, (1) prior to the later of (i) the second anniversary of the Credit Agreement and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, (the “Advisory Fee Cap”) (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder, and (3) any payments to Lismore in connection with the transactions contemplated by the Credit Agreement.
On January 15, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders”) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). The Credit Agreement provides that, subject to the conditions set forth therein, the Lenders will make available to the Borrower a senior secured term loan facility comprising of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million (the “Initial DDTL”) and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”), in each case to fund general corporate operations of the Company and its subsidiaries.
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

On January 20, 2021, the Company sold the Le Meridien in Minneapolis, Minnesota for approximately $7.9 million in cash. The sale resulted in a loss of approximately $124,000.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of May 6, 2021, the Company has issued approximately 13.7 million shares of common stock for gross proceeds of approximately $40.6 million under the SEDA.
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
In February 2021 the Company was informed by its lender that the lender is initiating foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secures the Company’s $19.4 million mortgage loan. The foreclosure proceedings were completed on April 29, 2021.
From January 1, 2021 through May 6, 2021, the Company entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. During this period, the Company exchanged a total of 46.7 million shares of its common stock, par value $0.01 per share for an aggregate of 5.9 million shares of Preferred Stock.
On March 12, 2021, Ashford Trust and Lincoln Park entered into the 2nd Purchase Agreement, which provided that subject to the terms and conditions set forth therein, the Company may issue or sell to Lincoln Park up to 20,660,880 shares of common stock, from time to time during the term of the 2nd Purchase Agreement. Upon entering into the 2nd Purchase Agreement, the Company issued 162,655 shares of common stock as consideration for Lincoln Park’s execution and delivery of the 2nd Purchase Agreement. As of May 6, 2021, the Company has issued approximately 20.5 million shares of common stock for gross proceeds of approximately $43.4 million.
On April 20, 2021, the Company delivered written notice to Ashford LLC of its intention not to renew the ERFP Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, through which Ashford LLC agreed to make certain investments to facilitate the acquisition of properties by the Operating Partnership that are recommended by

Ashford LLC. As a result, the ERFP Agreement will terminate in accordance with its terms at the end of the current term on June 26, 2021. Following expiration of the ERFP Agreement, we intend to amend the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to reflect certain changes necessary in connection with the expiration of the ERFP Agreement.
In April 2021, the Company experienced a cumulative ownership change within the meaning of Section 382 of the Code. Section 382 imposes substantial restrictions on the utilization of net operating losses and other tax attributes in the event of a cumulative ownership change of a corporation of more than 50% over a three year period. Accordingly, a company’s ability to use pre-change net operating loss carryforwards and other tax attributes may be limited as prescribed under Section 382. Management does not believe that the ownership change will have a material impact on tax expense for the current year.
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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Favorable/ (Unfavorable) Change
	2021	2020
Total revenue	$115,830	$281,877	$(166,047)
Total hotel operating expenses	(91,547)	(201,710)	110,163
Property taxes, insurance and other	(17,471)	(20,472)	3,001
Depreciation and amortization	(57,627)	(66,350)	8,723
Impairment charges	—	(27,613)	27,613
Advisory services fee	(12,161)	(15,299)	3,138
Corporate, general and administrative	(6,997)	(3,492)	(3,505)
Gain (loss) on disposition of assets and hotel properties	(69)	3,623	(3,692)
Operating income (loss)	(70,042)	(49,436)	(20,606)
Equity in earnings (loss) of unconsolidated entities	(137)	(79)	(58)
Interest income	13	611	(598)
Other income (expense)	229	1,522	(1,293)
Interest expense and amortization of discounts and loan costs	(33,264)	(57,085)	23,821
Write-off of premiums, loan costs and exit fees	(3,379)	(95)	(3,284)
Unrealized gain (loss) on marketable securities	—	(1,477)	1,477
Unrealized gain (loss) on derivatives	919	4,422	(3,503)
Income tax (expense) benefit	271	(303)	574
Net income (loss)	(105,390)	(101,920)	(3,470)
(Income) loss attributable to noncontrolling interest in consolidated entities	81	48	33
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,271	17,671	(15,400)
Net income (loss) attributable to the Company	$(103,038)	$(84,201)	$(18,837)

All hotel properties owned during the three months ended March 31, 2021 and 2020 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three months ended March 31, 2021 and 2020. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Crowne Plaza Annapolis (1)	Annapolis, MD	Disposition	March 9, 2020
Columbus Hampton Inn Easton (1)	Columbus, OH	Disposition	August 19, 2020
Stillwater Residence Inn (1)	Stillwater, OK	Disposition	August 19, 2020
Washington Hampton Inn Pittsburgh Meadow Lands (1)	Pittsburgh, PA	Disposition	August 19, 2020
Phoenix Hampton Inn Airport North (1)	Phoenix, AZ	Disposition	August 19, 2020
Pittsburgh Hampton Inn Waterfront West Homestead (1)	Pittsburgh, PA	Disposition	August 19, 2020
Wichita Courtyard by Marriott Old Town (1)	Wichita, KS	Disposition	August 19, 2020
Canonsburg Homewood Suites Pittsburgh Southpointe (1)	Pittsburgh, PA	Disposition	August 19, 2020
Billerica Courtyard by Marriott Boston (1)	Boston, MA	Disposition	August 19, 2020
Embassy Suites New York Manhattan Times Square (1)	New York, NY	Disposition	August 19, 2020
W Minneapolis (1)	Minneapolis, MN	Disposition	September 15, 2020
Courtyard Louisville (1)	Louisville, KY	Disposition	September 21, 2020
Courtyard Ft. Lauderdale (1)	Ft. Lauderdale, FL	Disposition	September 21, 2020
Residence Inn Lake Buena Vista (1)	Lake Buena Vista, FL	Disposition	September 21, 2020
Le Meridien Minneapolis (1)	Minneapolis, MN	Disposition	January 20, 2021
____________________________________
(1)    Collectively referred to as “Hotel Dispositions”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended March 31,
	2021	2020
RevPAR (revenue per available room)	$47.4	$94.49
Occupancy	42.22%	58.51%
ADR (average daily rate)	$112.25	$161.48
The following table illustrates the key performance indicators of the 102 comparable hotel properties and WorldQuest that were included for the full three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
RevPAR (revenue per available room)	$47.42	$94.86
Occupancy	42.25%	58.54%
ADR (average daily rate)	$112.25	$162.04
Comparison of the Three Months Ended March 31, 2021 and 2020
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $18.8 million from $84.2 million for the three months ended March 31, 2020 (the “2020 quarter”) to $103.0 million for the three months ended March 31, 2021 (the “2021 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest decreased $118.7 million, or 55.0%, to $97.1 million in the 2021 quarter compared to the 2020 quarter. This decrease is attributable to lower rooms revenue of $102.5 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and $16.2 million from our Hotel Dispositions. Our comparable hotel properties experienced a decrease of 30.7% in room rates and a decrease of 1,629 basis points in occupancy.

Food and beverage revenue decreased $40.0 million, or 83.5%, to $7.9 million in the 2021 quarter compared to the 2020 quarter. This decrease is attributable to lower food and beverage revenue of $39.0 million at our comparable hotel properties as a result of the COVID-19 pandemic and WorldQuest and $1.0 million from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, decreased $6.9 million, or 39.9%, to $10.4 million in the 2021 quarter compared to the 2020 quarter. This decrease is attributable to lower other revenue of $5.7 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and $1.2 million from our Hotel Dispositions.
Hotel Operating Expenses. Hotel operating expenses decreased $110.2 million, or 54.6%, to $91.5 million in the 2021 quarter compared to the 2020 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $58.9 million in the 2021 quarter compared to the 2020 quarter, which was comprised of a decrease of $53.5 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and $5.4 million from our Hotel Dispositions. Direct expenses were 27.8% of total hotel revenue for the 2021 quarter and 32.4% for the 2020 quarter. Indirect expenses and management fees decreased $51.3 million in the 2021 quarter compared to the 2020 quarter, which was comprised of a decrease of $42.8 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and $8.5 million from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $3.0 million or 14.7%, to $17.5 million in the 2021 quarter compared to the 2020 quarter, which was primarily due to a decrease of $2.5 million from our Hotel Dispositions and $130,000 at our comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $8.7 million or 13.1%, to $57.6 million in the 2021 quarter compared to the 2020 quarter, which consisted of lower deprecation of $5.1 million as a result of our Hotel Dispositions and lower depreciation of $3.4 million at our comparable hotel properties and WorldQuest.
Impairment Charges. Impairment charges were $0 and $27.6 million in the 2021 quarter and the 2020 quarter, respectively. In the 2020 quarter we incurred an impairment charge of $27.6 million that was comprised of $13.9 million at the Columbus Hampton Inn Easton, $10.0 million at the Canonsburg Homewood Suites Pittsburgh Southpointe and $3.7 million at the Phoenix Hampton Inn Airport North as a result of reduced estimated cash flows resulting from the COVID-19 pandemic and changes to the expected holding periods of these hotel properties. The impairment charges were based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
Advisory Services Fee. Advisory services fee decreased $3.1 million, or 20.5%, to $12.2 million in the 2021 quarter compared to the 2020 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2021 quarter, the advisory services fee was comprised of a base advisory fee of $8.7 million, equity-based compensation of $1.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $1.6 million. In the 2020 quarter, the advisory services fee was comprised of a base advisory fee of $8.9 million, equity-based compensation of $4.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $1.8 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $3.5 million, or 100.4%, to $7.0 million in the 2021 quarter compared to the 2020 quarter. The increase was primarily attributable to higher legal and professional fees of $4.9 million offset by a decrease of reimbursed operating expenses of Ashford Securities paid by Ashford Trust of $679,000, lower miscellaneous expenses of $615,000 and lower public company costs of $58,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain (loss) on disposition of assets and hotel properties changed $3.7 million, from a gain of $3.6 million in the 2020 quarter to a loss of $69,000 in the 2021 quarter. The gain in 2020 was comprised of a $3.7 million related to the sale of the Annapolis Crowne Plaza.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities, which consists of our share of earnings/loss from OpenKey, was $137,000 in the 2021 quarter compared to $79,000 in the 2020 quarter.
Interest Income. Interest income was $13,000 and $611,000 in the 2021 quarter and the 2020 quarter, respectively.
Other Income (Expense). Other income decreased $1.3 million from $1.5 million in the 2020 quarter to $229,000 in the 2021 quarter. In the 2021 quarter, we recorded miscellaneous income of $229,000. In the 2020 quarter, we recorded a realized gain of $2.1 million on the sale of marketable securities and dividend income of $31,000. This income was partially offset by expense of $268,000 from CMBX premiums and interest paid on collateral, a realized loss of $225,000 on interest rate floors and other expense of $119,000.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $23.8 million, or 41.7%, to $33.3 million in the 2021 quarter compared to the 2020 quarter. The decrease is primarily due to a decrease of $5.9 million from our Hotel Dispositions, a decrease of $13.2 million at our comparable hotel properties primarily due to lower LIBOR rates and a credit to interest expense of $16.8 million related to the amortization of default interest and late charges recorded on mortgage loans previously in default in the 2021 quarter. These decreases were partially offset by an increase of $9.4 million attributable to the Oaktree term loan and an increase of $2.7 million due to default interest and late charges on mortgage loans currently in default. The average LIBOR rates in the 2021 quarter and the 2020 quarter were 0.12% and 1.40%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $3.3 million to $3.4 million in the 2021 quarter compared to the 2020 quarter. In the 2021 quarter, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Lismore fees incurred in conjunction with these amendments were $3.7 million, which were partially offset by a net credit of $316,000 related to third party fees. In the 2020 quarter, we wrote-off unamortized loan costs of $47,000 and incurred other costs of $48,000 as a result of a loan refinance
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities was $0 and $(1.5) million in the 2021 quarter and the 2020 quarter, respectively, which was based on changes in closing market prices during the period. All marketable securities were sold in 2020.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives decreased $3.5 million from $4.4 million in the 2020 quarter to $919,000 in the 2021 quarter. In the 2021 quarter, we recognized an unrealized gain of $1.3 million from the revaluation of the embedded debt derivative offset by unrealized losses of $71,000 from interest rate floors and $289,000 from interest rate caps. In the 2020 quarter, we recognized unrealized gains of $3.9 million related to CMBX tranches, $377,000 from interest rate floors and $225,000 associated with the recognition of realized losses from the termination of interest rate floors, partially offset by an unrealized loss of $52,000 associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $574,000, from income tax expense of $303,000 in the 2020 quarter to an income tax benefit of $271,000 in the 2021 quarter. This change was primarily due to a decrease in the profitability of our TRS entities in the 2021 quarter compared to the 2020 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated losses of $81,000 and $48,000 in the 2021 quarter and the 2020 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $2.3 million and $17.7 million in the 2021 quarter and the 2020 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 2.42% and 15.71% in the operating partnership at March 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of March 31, 2021, operations at one of the Company’s hotels remained temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow throughout 2021 and for the foreseeable future. As a result, the Company suspended the quarterly cash dividend on its common stock beginning in the first quarter of fiscal year 2020, suspended the quarterly cash dividend on its preferred stock beginning in the second quarter of fiscal year 2020, reduced planned capital expenditures, and worked closely with its hotel managers to significantly reduce its hotels’ operating expenses.
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
The Company continues to have discussions with its lenders about potential loan modifications on its property level debt. As of May 6, 2021, forbearance agreements have been executed on most, but not all of our loans. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of March 31, 2021. See note 7 to our consolidated financial statements.
On January 15, 2021, the Company entered into a senior secured term loan facility comprising of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million. See note 7 to our consolidated financial statements.
As of March 31, 2021, the Company held cash and cash equivalents of $225.4 million and restricted cash of $67.7 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. The Company is also working more generally to contain costs while it experiences a significant decline in occupancy and RevPAR. The Company continues to suspend its quarterly cash dividend on its common and preferred stock and to look for opportunities to renegotiate cash obligations where possible. The Company continues to work closely with its hotel managers to significantly reduce its hotel operating expenses. The Company is dependent on its hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor.
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
Based on our current level of operations, our cash flow from operations and our existing cash balances may not be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes. With respect to upcoming maturities, no assurances can be given that we will be able to refinance our 2021 and 2022 final debt maturities. Additionally, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy or may result in lender foreclosure.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:
•as of May 6, 2021, the Company has temporarily suspended operations at one hotel property. The Company’s remaining 101 hotel properties are open and operating;
•the Company has reduced its planned spending for capital expenditures for fiscal year 2021;
•the Company has suspended its common stock dividends;
•the Company has suspended its preferred stock dividends;
•the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses and will continue to take all necessary additional actions to preserve capital and liquidity; and
•as of March 31, 2021, the Company held cash and cash equivalents of $225.4 million and restricted cash of $67.7 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company has worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At March 31, 2021, there was also $11.8 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
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
Debt Transactions
On January 15, 2021, the Company entered into a credit agreement (the “Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders” or Oaktree) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). The Credit Agreement provides that, subject to the conditions set forth therein, the Lenders will make available to the Borrower a senior secured term loan facility comprising of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million (the “Initial DDTL”) and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”), in each case to fund general corporate operations of the Company and its subsidiaries.
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
Equity Transactions
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2021 pursuant to the Repurchase Program.
From January 1, 2021 through May 6, 2021, Ashford (the “Company”) entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. During this period, the Company exchanged approximately 46.7 million shares of its common stock for an aggregate of approximately 5.9 million shares of preferred stock.
On December 7, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”), entered into a purchase agreement (the “Purchase Agreement”), pursuant to which the Company may issue or sell to Lincoln Park up to 20.6 million of shares of the Company’s common stock from time to time during the term of the purchase agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Lincoln Park under the Purchase Agreement. The Company filed a registration statement on Form S-11 on December 11, 2020, which was amended on December 21, 2020, and deemed effective by the SEC on December 22, 2020.
Upon entering into the Purchase Agreement, the Company issued 190,840 shares of common stock as consideration for Lincoln Park’s execution and delivery of the Purchase Agreement. Under the Purchase Agreement the Company issued approximately 10.4 million of common stock for gross proceeds of approximately $25.1 million.
On January 22, 2021, the Company entered into the SEDA with YA, pursuant to which the Company will be able to sell the Commitment Amount at the Company’s request any time during the Commitment Period. Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the SEDA would be purchased at 95% of the Market Price and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of May 6, 2021, the Company has issued approximately 13.7 million shares of common stock for gross proceeds of approximately $40.6 million under the SEDA.
On March 12, 2021, the Company and Lincoln Park entered into an additional purchase agreement, which provided that subject to the terms and conditions set forth therein, the Company may issue or sell to Lincoln Park up to 20.7 million shares of the Company’s common stock, from time to time during the term of the 2nd Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Lincoln Park under the Purchase Agreement. The Company filed a registration statement on Form S-11 on March 17, 2021, which was deemed effective by the SEC on March 31, 2021.
Under the terms and subject to the conditions of the 2nd Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to 20.7 million shares of common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over a 24-month period commencing on the date that the registration statement covering the resale of shares of common stock that are issued under the 2nd Purchase Agreement was declared effective by the SEC and a final prospectus in connection therewith was filed and the other conditions set forth in the 2nd Purchase Agreement were satisfied. Lincoln Park has no right to require the Company to sell any common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to conditions set forth in the Purchase Agreement.
Upon entering into the 2nd Purchase Agreement, the Company issued 162,655 shares of common stock (the “Commitment Shares”) as consideration for Lincoln Park’s execution and delivery of the Purchase Agreement.

Under the 2nd Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day (a “Regular Purchase”) up to (i) 400,000 shares of common stock if the closing sale price of the common stock is not below $5.00 per share on the New York Stock Exchange (the “NYSE”) or (ii) 300,000 shares of common stock if the closing sale price of the common stock is below $5.00 per share on the NYSE. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $3,000,000. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement.
The purchase price per share for each such Regular Purchase will be based on prevailing market prices of the common stock immediately preceding the time of sale as computed under the 2nd Purchase Agreement. Under the 2nd Purchase Agreement, the Company may not effect any sales of shares of common stock on any purchase date that the closing sale price of the common stock on the NYSE is less than the floor price of $1.00 per share.
In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the 2nd Purchase Agreement.
Under applicable rules of the NYSE, in no event may the Company issue or sell to Lincoln Park under the Purchase Agreement shares of common stock in excess of 20.7 million shares (including the Commitment Shares), which represents 19.99% of the 103,356,082 shares of common stock that were outstanding immediately prior to the execution of the 2nd Purchase Agreement (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap. As of May 6, 2021, the Company has issued approximately 20.5 million shares of common stock for gross proceeds of approximately $43.4 million under the 2nd Purchase Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(91.9) million and $11.9 million for the three months ended March 31, 2021 and 2020, respectively. Cash flows provided by/used in operations were impacted by the COVID-19 pandemic, changes in hotel operations, our hotel dispositions in 2020 and 2021 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2021, net cash flows used in investing activities were $1.1 million. Cash outflows consisted of $9.1 million for capital improvements made to various hotel properties, partially offset by cash inflows of $7.3 million from proceeds received from the sales of the Le Meridien Minneapolis and $670,000 of proceeds from property insurance.
For the three months ended March 31, 2020, net cash flows used in investing activities were $15.6 million. Cash outflows primarily consisted of $20.4 million for capital improvements made to various hotel properties. Cash outflows were partially offset by $4.7 million from proceeds received from the sale of the Crowne Plaza Annapolis.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2021, net cash flows provided by financing activities were $218.8 million. Cash inflows consisted of $195.5 million from borrowings on indebtedness, net of commitment fee and $45.5 million of net proceeds from issuances of common stock, partially offset by cash outflows of $4.3 million for repayments of indebtedness, $17.5 million for payments of loan costs and exit fees and $292,000 of payments for derivatives.
For the three months ended March 31, 2020, net cash flows used in financing activities were $27.5 million. Cash outflows primarily consisting of $45.3 million for repayments of indebtedness, $18.0 million for dividend payments to common and preferred stockholders and unitholders, $1.2 million for payments of loan costs and exit fees, partially offset by cash inflows of $37.0 million from borrowings on indebtedness.
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
CONTRACTUAL OBLIGATIONS
There have been no material changes, outside of the ordinary course of business, as of March 31, 2021, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K, other than in February 2021, the Company was informed by its lender that the lender is initiating foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secures the Company’s $19.4 million mortgage loan. The foreclosure process was completed on April 29, 2021. Also, the Company remains in default on its $50.1 million mortgage loan secured by the Overland Park Courtyard Kansas City, Residence Inn Salt Lake City and Residence Inn Orlando and its $6.3 million mortgage loan secured by the Manchester Courtyard.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2020 Form 10-K. There have been no material changes in these critical accounting policies.
NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, Funds From Operations (“FFO”) and Adjusted FFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of discounts and loan costs, net, income taxes, depreciation and amortization, as adjusted to reflect only the Company’s portion of EBITDA of unconsolidated entities. In addition, we exclude impairment charges on real estate, and gain/loss on disposition of assets and hotel properties and gain/loss of unconsolidated entities to calculate EBITDAre, as defined by NAREIT.
We then further adjust EBITDAre to exclude certain additional items such as gain/loss on insurance settlements, write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, dead deal costs, uninsured remediation costs and non-cash items such as amortization of unfavorable contract liabilities, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31, 2020
	2021	2020
Net income (loss)	$(105,390)	$(101,920)
Interest expense and amortization of discounts and loan costs	33,264	57,085
Depreciation and amortization	57,627	66,350
Income tax expense (benefit)	(271)	303
Equity in (earnings) loss of unconsolidated entities	137	79
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(135)	(78)
EBITDA	(14,768)	21,819
Impairment charges on real estate	—	27,613
(Gain) loss on disposition of assets and hotel properties	69	(3,623)
EBITDAre	(14,699)	45,809
Amortization of unfavorable contract liabilities	53	49
Write-off of premiums, loan costs and exit fees	3,379	95
Other (income) expense, net	(229)	(1,491)
Transaction and conversion costs	1,509	741
Legal, advisory and settlement costs	2,647	145
Unrealized (gain) loss on marketable securities	—	1,477
Unrealized (gain) loss on derivatives	(919)	(4,422)
Dead deal costs	689	101
Uninsured remediation costs	374	—
Non-cash stock/unit-based compensation	1,944	4,906
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	10	6
Adjusted EBITDAre	$(5,242)	$47,416

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets and hotel properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes gain/loss on extinguishment of preferred stock, write-off of premiums, loan costs and exit fees, other income/expense, net transaction and conversion costs, legal, advisory, and settlement costs, dead deal costs, uninsured remediation costs and non-cash items such as non-cash stock/unit-based compensation, amortization of loan costs, amortization of the term loan discount, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31, 2020
	2021	2020
Net income (loss)	$(105,390)	$(101,920)
(Income) loss attributable to noncontrolling interest in consolidated entities	81	48
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,271	17,671
Preferred dividends	818	(10,644)
Gain (loss) on extinguishment of preferred stock	10,635	—
Net income (loss) attributable to common stockholders	(91,585)	(94,845)
Depreciation and amortization of real estate	57,590	66,298
(Gain) loss on disposition of assets and hotel properties	69	(3,623)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(2,271)	(17,671)
Equity in (earnings) loss of unconsolidated entities	137	79
Impairment charges on real estate	—	27,613
Company’s portion of FFO of unconsolidated entities (OpenKey)	(136)	(79)
FFO available to common stockholders and OP unitholders	(36,196)	(22,228)
(Gain) loss on extinguishment of preferred stock	(10,635)	—
Write-off of premiums, loan costs and exit fees	3,379	95
Other (income) expense, net	(229)	(1,491)
Transaction and conversion costs	1,883	741
Legal, advisory and settlement costs	2,647	145
Unrealized (gain) loss on marketable securities	—	1,477
Unrealized (gain) loss on derivatives	(919)	(4,422)
Dead deal costs	689	101
Uninsured remediation costs	374	—
Non-cash stock/unit-based compensation	1,944	4,906
Amortization of term loan discount	2,449	—
Amortization of loan costs	4,891	6,580
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	10	6
Adjusted FFO available to common stockholders and OP unitholders	$(29,713)	$(14,090)

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2021:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hilton	Ft. Worth, TX	Full service	294	100	294
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	349	100	349
Marriott	Dallas, TX	Full service	265	100	273
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	499	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Charlotte, NC	Select service	136	100	136
SpringHill Suites by Marriott	Durham, NC	Select service	120	100	120
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160
Renaissance (3)	Palm Springs, CA	Full service	410	100	410
Total			22,569		22,542
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At March 31, 2021, our total indebtedness of $3.9 billion included $3.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2021 would be approximately $8.7 million annually. Interest rate changes have no impact on the remaining $440.2 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2021, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
We hold an interest rate floor with a notional amount totaling $25.0 million and a strike rate of 1.25%. Our total exposure is capped at our initial upfront costs totaling $19,000. This instrument has a termination date of November 2021.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of March 31, 2021, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”), and the appeal is still pending. By Order dated May 7, 2020, the Second Department referred the matter for mandatory mediation. The parties participated in mediation on June 22, 2020, however, they were not able to arrive at mutually acceptable settlement terms. Notwithstanding the pending appeal on the summary judgment issue, the trial court continued the litigation with respect to the plaintiffs’ alleged damages, however, the trial judge retired at the end of 2020 without deciding any issues relating to damages. The case has been re-assigned, and the new trial judge has directed the parties to explore another round of mediation. If this effort is unsuccessful, the trial court will likely schedule a hearing on the damages issue. The defendants intend to vigorously defend against the plaintiffs’ claims and the Company does not believe that an unfavorable outcome is probable. If, however, the plaintiffs’ motion for summary judgment on liability is upheld and the Company is unsuccessful in any further appeals, the Company estimates that damages could range between approximately $5.8 million and $11.9 million plus interest and attorneys’ fees. As of March 31, 2021, no amounts have been accrued.
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
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2021, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims:

employment matters, tax matters and matters relating to compliance with applicable law (for example, the Americans with Disability Act and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and the final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
In light of the downturn of our business and Ashford Inc.’s business occasioned by COVID-19, we may not realize the anticipated benefits of the ERFP Agreement. On April 20, 2021, we delivered written notice to Ashford Inc. of our intention not to renew the ERFP Agreement. As a result, the ERFP Agreement will terminate in accordance with its terms at the end of the current term on June 26, 2021. We continue to be entitled to receive an additional $11.4 million in payments from Ashford LLC with respect to our purchase of the Embassy Suites New York Manhattan Times Square in 2019. On March 13, 2020, an extension agreement was entered into whereby the due date for such payment was extended to December 31, 2022. It is uncertain whether Ashford LLC will be able to make this payment and, if such payment is made, the timing of such payment. Furthermore, if Ashford Inc. and Ashford LLC do not fulfill their contractual obligations pursuant to the ERFP Agreement or the extension agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with Ashford Inc. and Ashford LLC, and legal action against either party could negatively impact that relationship.
Additionally, under the terms of the Advisory Agreement, we are required on a going forward basis to pay an asset management fee to our advisor, Ashford Inc., with respect to any hotel purchased with money funded pursuant to the ERFP Agreement, even after such hotel is disposed of, including as a result of foreclosure. As a result, if any hotel purchased with funds provided pursuant to the ERFP Agreement is foreclosed upon or otherwise disposed of, including the Embassy Suites New York Manhattan Times Square or the Hilton Scotts Valley hotel in Santa Cruz, California (the property level secured debt of which is in default and has been accelerated by the lender), we will still be obligated to pay Ashford Inc. an asset management fee as if we continued to own the hotels. Additionally, we would be required to replace the furniture, fixtures and equipment (“FF&E”) we previously sold to Ashford Inc. in any hotel that was foreclosed upon with new FF&E from a different hotel. These obligations will continue after expiration of the ERFP Agreement although additional hotels will not be purchased pursuant to the ERFP Agreement after June 26, 2021. On August 21, 2020, we announced that the Embassy Suites New York Manhattan Times Square was sold subject to the loan and the proceeds of the sale were used to repay the mezzanine loans for the properties. On November 5, 2020, the independent members of the board of directors of Ashford Inc. waived the requirement of the Company to provide replacement FF&E.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	1,998	(3)	$2.43	(2)	—	$200,000,000
February 1 to February 28	62		—	(2)	—	200,000,000
March 1 to March 31	14,211	(3)	3.26	(2)	—	200,000,000
Total	16,271		$3.25		—
____________________
(1)On December 5, 2017, the board of directors reapproved the Repurchase Program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations.
(2)There is no cost associated with the forfeiture of 1,998, 62 and 13 restricted shares of our common stock in January, February and March, respectively.
(3)Includes 108 and 14,090 shares in January and March, respectively, that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, in order to preserve liquidity, the Company suspended the quarterly cash dividend on its preferred stock beginning with the second quarter of fiscal year 2020. As of the date of this report, the total arrearage of unpaid cash dividends due on each of our 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock is approximately $3,546,000, $3,757,000, $5,849,000, $3,754,000 and $3,749,000 respectively.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS

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

Exhibit	Description
10.1
Second Amended and Restated Advisory Agreement, dated as of January 14, 2021, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on January 15, 2021)(File No. 001-31775)

10.2***
Credit Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on January 15, 2021)(File No. 001-31775)

10.3
Investor Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., OPPS AHT Holdings, LLC and ROF8 AHT PT, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on January 15, 2021)(File No. 001-31775)

10.4
Subordination and Non-Disturbance Agreement, dated as of January 15, 2021, by and among Oaktree Fund Administration, LLC as the Administrative Agent and collateral agent on behalf of the Lenders, Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Remington Lodging & Hospitality, LLC, Premier Project Management, LLC and Lismore Capital II LLC (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on January 15, 2021)(File No. 001-31775)

10.5
Standby Equity Distribution Agreement, dated as of January 22, 2021, by and between Ashford Hospitality Trust, Inc. and YA II PN, Ltd (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on January 22, 2021)(File No. 001-31775)

10.6
Purchase Agreement, dated as of March 12, 2021, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on March 15, 2021)(File No. 001-31775)

10.7
Registration Rights Agreement, dated as of March 12, 2021, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on March 15, 2021)(File No. 001-31775)

10.8*†	Form of Performance LTIP Unit Award Agreement

10.9*†	Form of Performance Stock Unit Award Agreement

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Second Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III, dated as of January 4, 2021 (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on January 5, 2021)(File No. 001-31775)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
___________________________________
* Filed herewith.
** Furnished herewith.
*** Certain of the schedules have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the Securities and Exchange Commission upon request.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
    ASHFORD HOSPITALITY TRUST, INC.

Date:	May 10, 2021	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	May 10, 2021	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer