Form 10-Q
period 2021-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2021-08-06
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	27,980,201
(Class)	Outstanding at August 4, 2021

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Investments in hotel properties, net	$3,303,131	$3,426,982
Cash and cash equivalents	520,387	92,905
Restricted cash	70,090	74,408
Accounts receivable, net of allowance of $465 and $441, respectively	37,242	21,760
Inventories	2,631	2,447
Notes receivable, net	8,555	8,263
Investment in unconsolidated entity	2,533	2,811
Deferred costs, net	6,223	1,851
Prepaid expenses	15,752	18,401
Derivative assets	128	263
Operating lease right-of-use assets	44,640	45,008
Other assets	22,587	23,303
Intangible assets	797	797
Due from related parties, net	7,407	5,801
Due from third-party hotel managers	15,917	9,383
Total assets	$4,058,020	$3,734,383
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net	$3,923,006	$3,728,911
Accounts payable and accrued expenses	110,761	99,954
Accrued interest payable	19,328	98,685
Dividends and distributions payable	236	868
Due to Ashford Inc., net	4,844	13,383
Due to related parties, net	800	—
Due to third-party hotel managers	889	184
Intangible liabilities, net	2,217	2,257
Operating lease liabilities	45,065	45,309
Other liabilities	5,085	5,336
Total liabilities	4,112,231	3,994,887
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	28,906	22,951
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,316,231 and 1,791,461 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	13	18
Series F Cumulative Preferred Stock, 1,470,944 and 2,891,440 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	15	29
Series G Cumulative Preferred Stock, 1,909,670 and 4,422,623 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	19	44
Series H Cumulative Preferred Stock, 1,457,815 and 2,668,637 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	14	27
Series I Cumulative Preferred Stock, 1,392,123 and 3,391,349 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	14	34
Common stock, $0.01 par value, 400,000,000 shares authorized, 22,320,857 and 6,436,250 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	223	64
Additional paid-in capital	2,181,467	1,809,455
Accumulated deficit	(2,264,954)	(2,093,292)
Total stockholders’ equity (deficit) of the Company	(83,189)	(283,621)
Noncontrolling interest in consolidated entities	72	166
Total equity (deficit)	(83,117)	(283,455)
Total liabilities and equity/deficit	$4,058,020	$3,734,383
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Rooms	$160,031	$37,439	$257,145	$253,246
Food and beverage	19,840	1,197	27,743	49,147
Other hotel revenue	12,986	4,153	23,414	21,501
Total hotel revenue	192,857	42,789	308,302	323,894
Other	555	276	940	1,048
Total revenue	193,412	43,065	309,242	324,942
EXPENSES
Hotel operating expenses:
Rooms	37,336	12,642	61,060	65,108
Food and beverage	13,583	3,463	20,110	38,364
Other expenses	76,072	46,061	131,841	149,855
Management fees	7,441	4,389	12,968	14,938
Total hotel expenses	134,432	66,555	225,979	268,265
Property taxes, insurance and other	17,128	20,700	34,599	41,172
Depreciation and amortization	55,595	65,016	113,222	131,366
Impairment charges	—	27,605	—	55,218
Advisory services fee	19,554	10,216	31,715	25,515
Corporate, general and administrative	2,702	4,708	9,699	8,200
Total expenses	229,411	194,800	415,214	529,736
Gain (loss) on disposition of assets and hotel properties	361	(6)	292	3,617
OPERATING INCOME (LOSS)	(35,638)	(151,741)	(105,680)	(201,177)
Equity in earnings (loss) of unconsolidated entities	(141)	(79)	(278)	(158)
Interest income	—	41	13	652
Other income (expense)	245	(3,149)	474	(1,627)
Interest expense and amortization of discounts and loan costs	(35,736)	(88,082)	(69,000)	(145,167)
Write-off of premiums, loan costs and exit fees	(787)	(1,935)	(4,166)	(2,030)
Gain (loss) on extinguishment of debt	10,604	—	10,604	—
Unrealized gain (loss) on marketable securities	—	479	—	(998)
Unrealized gain (loss) on derivatives	(3,236)	192	(2,317)	4,614
INCOME (LOSS) BEFORE INCOME TAXES	(64,689)	(244,274)	(170,350)	(345,891)
Income tax (expense) benefit	(572)	2,188	(301)	1,885
NET INCOME (LOSS)	(65,261)	(242,086)	(170,651)	(344,006)
(Income) loss attributable to noncontrolling interest in consolidated entities	13	120	94	168
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	956	37,350	3,227	55,021
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(64,292)	(204,616)	(167,330)	(288,817)
Preferred dividends	2,709	(10,644)	3,527	(21,288)
Gain (loss) on extinguishment of preferred stock	(7,887)	—	2,748	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(69,470)	$(215,260)	$(161,055)	$(310,105)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(4.35)	$(208.53)	$(13.21)	$(304.58)
Weighted average common shares outstanding – basic	15,957	1,031	12,178	1,016
Diluted:
Net income (loss) attributable to common stockholders	$(4.35)	$(208.53)	$(13.21)	$(304.58)
Weighted average common shares outstanding – diluted	15,957	1,031	12,178	1,016
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(65,261)	$(242,086)	$(170,651)	$(344,006)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(65,261)	(242,086)	(170,651)	(344,006)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	13	120	94	168
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	956	37,350	3,227	55,021
Comprehensive income (loss) attributable to the Company	$(64,292)	$(204,616)	$(167,330)	$(288,817)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	1,679	$17	2,038	$20	3,172	$32	2,002	$20	2,000	$20	11,014	$110	$1,846,171	$(2,188,401)	$85	$(341,926)	$24,683
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,259	—	—	2,259	846
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	238	2	(2)	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	8,089	81	325,107	—	—	325,188	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1	—	41	—	—	41	(41)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,374)	—	(4,374)	4,374
Extinguishment of preferred stock	(363)	(4)	(567)	(5)	(1,262)	(13)	(544)	(6)	(608)	(6)	2,981	30	7,891	(7,887)	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(64,292)	(13)	(64,305)	(956)
Balance at June 30, 2021	1,316	$13	1,471	$15	1,910	$19	1,458	$14	1,392	$14	22,321	$223	$2,181,467	$(2,264,954)	$72	$(83,117)	$28,906

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,791	$18	2,891	$29	4,423	$44	2,669	$27	3,391	$34	6,436	$64	$1,809,455	$(2,093,292)	$166	$(283,455)	$22,951
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(1)	—	(46)	—	—	(46)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,538	—	—	3,538	1,511
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	251	3	(3)	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	9,712	97	371,212	—	—	371,309	—
PSU dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	178	—	178	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1	—	41	—	—	41	(41)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	454
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,258)	—	(7,258)	7,258
Extinguishment of preferred stock	(475)	(5)	(1,420)	(14)	(2,513)	(25)	(1,211)	(13)	(1,999)	(20)	5,924	59	(2,730)	2,748	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(167,330)	(94)	(167,424)	(3,227)
Balance at June 30, 2021	1,316	$13	1,471	$15	1,910	$19	1,458	$14	1,392	$14	22,321	$223	$2,181,467	$(2,264,954)	$72	$(83,117)	$28,906

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	1,051	$10	$1,830,437	$(1,633,459)	$456	$197,670	$35,229
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(39)	—	—	(39)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	(385)	—	—	(385)	1,227
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(5)	—	—	—	—	—	106
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	2	—	17	—	—	17	—
PSU dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	227	—	227	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,120)	—	(31,120)	31,120
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(204,616)	(120)	(204,736)	(37,350)
Balance at June 30, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	1,048	$10	$1,830,030	$(1,868,968)	$336	$(38,366)	$30,332

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	1,021	$10	$1,826,564	$(1,558,038)	$504	$269,266	$69,870
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(3)	—	(397)	—	—	(397)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,887	—	—	2,887	2,860
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(5)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	15	—	17	—	—	17	107
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—	—	—	—	—	—	—	—	—	605	—	605	—
Dividends declared – preferred stock - Series D ($.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred stock - Series G ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)	—
Dividends declared – preferred stock - Series H ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred stock - Series I ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	20	—	959	—	—	959	(959)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,401
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,074)	—	(12,074)	12,074
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(288,817)	(168)	(288,985)	(55,021)
Balance at June 30, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	1,048	$10	$1,830,030	$(1,868,968)	$336	$(38,366)	$30,332
See Notes to Consolidated Financial Statements

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(170,651)	$(344,006)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	113,222	131,366
Impairment charges	—	55,218
Amortization of intangibles	66	(148)
Recognition of deferred income	(249)	(464)
Bad debt expense	823	2,005
Deferred income tax expense (benefit)	387	(946)
Equity in (earnings) loss of unconsolidated entities	278	158
(Gain) loss on disposition of assets and hotel properties	(292)	(3,617)
(Gain) loss on extinguishment of debt	(10,604)	—
Realized and unrealized (gain) loss on marketable securities	—	(1,110)
Purchases of marketable securities	—	(1,351)
Sales of marketable securities	—	15,233
Net settlement of trading derivatives	—	1,469
Realized and unrealized (gain) loss on derivatives	2,317	(1,389)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	(12,966)	12,037
Equity-based compensation	5,049	5,747
Amortization of parking asset	—	117
Non-cash interest income	(450)	(419)
Paid-in kind interest expense	14,907	—
Changes in operating assets and liabilities, exclusive of the effect of dispositions of hotel properties:
Accounts receivable and inventories	(17,980)	19,193
Prepaid expenses and other assets	1,332	(4,904)
Operating lease right-of-use assets	241	532
Operating lease liabilities	(244)	(306)
Accounts payable and accrued expenses and accrued interest payable	(27,855)	62,724
Due to/from related parties	(806)	(1,950)
Due to/from third-party hotel managers	(6,079)	2,570
Due to/from Ashford Inc., net	(5,050)	(1,422)
Other liabilities	(2)	(11,088)
Net cash provided by (used in) operating activities	(114,606)	(64,751)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(13,534)	(29,777)
Net proceeds from disposition of assets and hotel properties	7,291	4,653
Proceeds from property insurance	1,818	200
Investment in unconsolidated entity	—	(51)
Net cash provided by (used in) investing activities	(4,425)	(24,975)
Cash Flows from Financing Activities
Borrowings on indebtedness, net of commitment fee	195,500	88,000
Repayments of indebtedness	(5,782)	(96,336)
Payments for loan costs and exit fees	(18,188)	(10,312)
Payments for dividends and distributions	—	(28,619)
Purchases of common stock	(48)	(357)
Payments for derivatives	(785)	(63)
Proceeds from common stock offerings	371,498	—
Net cash provided by (used in) financing activities	542,195	(47,687)
Net increase (decrease) in cash, cash equivalents and restricted cash	423,164	(137,413)
Cash, cash equivalents and restricted cash at beginning of period	167,313	398,207
Cash, cash equivalents and restricted cash and at end of period	$590,477	$260,794

	Six Months Ended June 30,
	2021	2020
Supplemental Cash Flow Information
Interest paid	$115,956	$54,279
Income taxes paid (refunded)	288	40
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$5,543	$5,458
Accrued stock offering costs	187	—
Notes receivable issued in land sale	—	4,797
Common stock purchases accrued but not paid	—	40
Non-cash extinguishment of debt	9,604	—
Non-cash loan principal associated with default interest and late charges	32,627	—
Non-cash extinguishment of preferred stock	183,826	—
Issuance of common stock from preferred stock exchanges	181,078	—
Debt discount associated with embedded debt derivative	43,681	—
Credit facility commitment fee	4,500	—
Dividends and distributions declared but not paid	236	868
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$92,905	$262,636
Restricted cash at beginning of period	74,408	135,571
Cash, cash equivalents and restricted cash at beginning of period	$167,313	$398,207

Cash and cash equivalents at end of period	$520,387	$165,476
Restricted cash at end of period	70,090	95,318
Cash, cash equivalents and restricted cash at end of period	$590,477	$260,794
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”). While our portfolio currently consists of upscale hotels and upper upscale full-service hotels, our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the United States that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average, and in all methods including direct real estate, equity, and debt. We currently anticipate future investments will predominantly be in upper upscale hotels. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. In this report, terms such as the “Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of June 30, 2021, we owned interests in the following assets:
•100 consolidated hotel properties, including 98 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 22,313 total rooms (or 22,286 net rooms excluding those attributable to our partner);
•90 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”); and
•16.7% ownership in OpenKey with a carrying value of $2.5 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2021, our 100 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Hotels, a subsidiary of Ashford Inc., manages 68 of our 100 hotel properties and WorldQuest. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement and related services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, broker-dealer and distribution services and mobile key technology.
On June 28, 2021, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse stock split was effective as of the close of business on July 16, 2021. As a result of the reverse stock split, the number of outstanding shares of common stock was reduced from approximately 265.1 million shares to approximately 26.5 million shares on that date. Additionally, the number of outstanding common units, Long-Term Incentive Plan (“LTIP”) units and Performance LTIP units was reduced from approximately 4.0 million units to approximately 402,000 units on that date. All common stock, common units, LTIP units, Performance LTIP units, performance stock units and restricted stock units as well as per share data related to these classes of equity have been revised in the accompanying consolidated financial statements to reflect this reverse stock split for all periods presented.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
associated with COVID-19 to continue as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of June 30, 2021, all of our hotels were open and operating. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow throughout 2021 and for the foreseeable future. As a result, the Company suspended the quarterly cash dividend on its common stock beginning in the first quarter of fiscal year 2020, suspended the quarterly cash dividend on its preferred stock beginning in the second quarter of fiscal year 2020, reduced planned capital expenditures, and worked closely with its hotel managers to significantly reduce its hotels’ operating expenses.
Beginning on April 1, 2020, the Company did not make principal or interest payments under nearly all of its loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans.
The Company continues to have discussions with its lenders about potential loan modifications on its property level debt. At this time, forbearance agreements have been executed on most, but not all of our loans. In the aggregate, as of June 30, 2021 the Company has entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding. See note 7.
On January 15, 2021, the Company entered into a senior secured term loan facility with Oaktree Capital Management L.P. comprised of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million. See note 7.
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
As of June 30, 2021, the Company held cash and cash equivalents of $520.4 million and restricted cash of $70.1 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties. We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors arising from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed senior secured term loan facility with Oaktree Capital Management L.P. and forbearance and other agreements with our property-level lenders, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
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
Ashford Trust OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Ashford Trust OP that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly-owned subsidiary, Ashford OP General Partner LLC, its general partner. As such, we consolidate Ashford Trust OP.
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The following acquisitions and dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
Crowne Plaza Annapolis	Annapolis, MD	Disposition	March 9, 2020
Columbus Hampton Inn Easton	Columbus, OH	Disposition	August 19, 2020
Stillwater Residence Inn	Stillwater, OK	Disposition	August 19, 2020
Washington Hampton Inn Pittsburgh Meadow Lands	Pittsburgh, PA	Disposition	August 19, 2020
Phoenix Hampton Inn Airport North	Phoenix, AZ	Disposition	August 19, 2020
Pittsburgh Hampton Inn Waterfront West Homestead	Pittsburgh, PA	Disposition	August 19, 2020
Wichita Courtyard by Marriott Old Town	Wichita, KS	Disposition	August 19, 2020
Canonsburg Homewood Suites Pittsburgh Southpointe	Pittsburgh, PA	Disposition	August 19, 2020
Billerica Courtyard by Marriott Boston	Boston, MA	Disposition	August 19, 2020
Embassy Suites New York Manhattan Times Square	New York, NY	Disposition	August 19, 2020
W Minneapolis	Minneapolis, MN	Disposition	September 15, 2020
Courtyard Louisville	Louisville, KY	Disposition	September 21, 2020
Courtyard Ft. Lauderdale	Ft. Lauderdale, FL	Disposition	September 21, 2020
Residence Inn Lake Buena Vista	Lake Buena Vista, FL	Disposition	September 21, 2020
Le Meridien Minneapolis	Minneapolis, MN	Disposition	January 20, 2021
SpringHill Suites Durham	Durham, NC	Disposition	April 29, 2021
SpringHill Suites Charlotte	Charlotte, NC	Disposition	April 29, 2021
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
Recently Issued Accounting Standards—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impact that ASU 2020-06 may have on our consolidated financial statements and related disclosures.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended June 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$10,762	$1,800	$1,027	$—	$13,589
Boston, MA Area	2	4,299	355	894	—	5,548
Dallas / Ft. Worth Area	7	9,504	1,303	583	—	11,390
Houston, TX Area	3	5,248	897	121	—	6,266
Los Angeles, CA Metro Area	6	12,670	1,618	1,263	—	15,551
Miami, FL Metro Area	2	5,296	892	196	—	6,384
Minneapolis - St. Paul, MN - WI Area	2	1,869	544	66	—	2,479
Nashville, TN Area	1	6,873	2,242	672	—	9,787
New York / New Jersey Metro Area	6	7,343	1,734	446	—	9,523
Orlando, FL Area	2	4,462	167	408	—	5,037
Philadelphia, PA Area	3	4,014	220	161	—	4,395
San Diego, CA Area	2	2,916	104	358	—	3,378
San Francisco - Oakland, CA Metro Area	7	10,001	344	447	—	10,792
Tampa, FL Area	2	5,743	665	225	—	6,633
Washington D.C. - MD - VA Area	9	10,405	1,098	1,110	—	12,613
Other Areas	37	57,238	5,784	4,739	—	67,761
Orlando WorldQuest	—	1,077	67	242	—	1,386
Disposed properties	2	311	6	28	—	345
Corporate	—	—	—	—	555	555
Total	102	$160,031	$19,840	$12,986	$555	$193,412

	Three Months Ended June 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$1,094	$—	$459	$—	$1,553
Boston, MA Area	2	697	—	284	—	981
Dallas / Ft. Worth Area	7	1,631	57	158	—	1,846
Houston, TX Area	3	1,165	11	43	—	1,219
Los Angeles, CA Metro Area	6	3,377	71	344	—	3,792
Miami, FL Metro Area	2	283	20	11	—	314
Minneapolis - St. Paul, MN - WI Area	2	343	18	30	—	391
Nashville, TN Area	1	172	14	153	—	339
New York / New Jersey Metro Area	6	1,597	12	185	—	1,794
Orlando, FL Area	2	484	1	80	—	565
Philadelphia, PA Area	3	964	113	18	—	1,095
San Diego, CA Area	2	647	1	68	—	716
San Francisco - Oakland, CA Metro Area	7	3,466	—	296	—	3,762
Tampa, FL Area	2	806	25	62	—	893
Washington D.C. - MD - VA Area	9	1,651	30	243	—	1,924
Other Areas	37	15,209	815	1,360	—	17,384
Orlando WorldQuest	—	51	—	28	—	79
Disposed properties	16	3,802	9	331	—	4,142
Corporate	—	—	—	—	276	276
Total	116	$37,439	$1,197	$4,153	$276	$43,065

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$18,562	$3,013	$1,895	$—	$23,470
Boston, MA Area	2	5,938	411	1,558	—	7,907
Dallas / Ft. Worth Area	7	15,660	1,906	1,144	—	18,710
Houston, TX Area	3	8,443	1,034	231	—	9,708
Los Angeles, CA Metro Area	6	21,241	2,299	2,060	—	25,600
Miami, FL Metro Area	2	8,761	1,213	336	—	10,310
Minneapolis - St. Paul, MN - WI Area	2	2,647	689	115	—	3,451
Nashville, TN Area	1	8,938	2,937	1,395	—	13,270
New York / New Jersey Metro Area	6	9,900	2,057	854	—	12,811
Orlando, FL Area	2	7,127	286	739	—	8,152
Philadelphia, PA Area	3	6,140	285	271	—	6,696
San Diego, CA Area	2	4,710	155	565	—	5,430
San Francisco - Oakland, CA Metro Area	7	16,551	525	1,237	—	18,313
Tampa, FL Area	2	10,575	1,001	394	—	11,970
Washington D.C. - MD - VA Area	9	19,181	1,241	2,004	—	22,426
Other Areas	37	89,976	8,594	8,140	—	106,710
Orlando WorldQuest	—	1,706	89	413	—	2,208
Disposed properties	3	1,089	8	63	—	1,160
Corporate	—	—	—	—	940	940
Total	103	$257,145	$27,743	$23,414	$940	$309,242

	Six Months Ended June 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$15,152	$4,059	$1,612	$—	$20,823
Boston, MA Area	2	6,480	830	1,502	—	8,812
Dallas / Ft. Worth Area	7	14,759	3,978	1,117	—	19,854
Houston, TX Area	3	6,271	2,302	231	—	8,804
Los Angeles, CA Metro Area	6	19,589	3,428	1,429	—	24,446
Miami, FL Metro Area	2	6,616	2,315	170	—	9,101
Minneapolis - St. Paul, MN - WI Area	2	2,744	885	124	—	3,753
Nashville, TN Area	1	9,710	5,114	1,041	—	15,865
New York / New Jersey Metro Area	6	13,102	3,347	881	—	17,330
Orlando, FL Area	2	5,616	425	643	—	6,684
Philadelphia, PA Area	3	4,651	801	179	—	5,631
San Diego, CA Area	2	3,991	248	306	—	4,545
San Francisco - Oakland, CA Metro Area	7	19,558	2,068	944	—	22,570
Tampa, FL Area	2	7,415	2,166	413	—	9,994
Washington D.C. - MD - VA Area	9	22,097	4,418	2,220	—	28,735
Other Areas	37	73,141	11,689	6,712	—	91,542
Orlando WorldQuest	—	1,082	25	375	—	1,482
Disposed properties	17	21,272	1,049	1,602	—	23,923
Corporate	—	—	—	—	1,048	1,048
Total	117	$253,246	$49,147	$21,501	$1,048	$324,942

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$626,938	$630,690
Buildings and improvements	3,721,116	3,751,588
Furniture, fixtures and equipment	345,572	388,428
Construction in progress	7,953	16,192
Condominium properties	11,515	11,707
Total cost	4,713,094	4,798,605
Accumulated depreciation	(1,409,963)	(1,371,623)
Investments in hotel properties, net	$3,303,131	$3,426,982
5. Hotel Disposition and Impairment Charges
Hotel Dispositions
On January 20, 2021, the Company sold the Le Meridien in Minneapolis, Minnesota for approximately $7.9 million in cash. The sale resulted in a loss of approximately $90,000 for the six months ended June 30, 2021, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statement of operations.
In February 2021 the Company was informed by its lender that it had initiated foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secured the Company’s $19.4 million mortgage loan. The foreclosure proceedings were completed on April 29, 2021 and resulted in a gain on extinguishment of debt of approximately $10.6 million for the three and six months ended June 30, 2021, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations. See note 7.
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for a list of fiscal year 2020 and 2021 hotel property dispositions. The following table includes condensed financial information from hotel property dispositions that occurred in 2020 and 2021 for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total hotel revenue	$345	$4,142	$1,160	$23,923
Total hotel operating expenses	(366)	(5,813)	(1,345)	(20,934)
Gain (loss) on disposition of assets and hotel properties	361	(6)	237	3,617
Property taxes, insurance and other	(23)	(2,502)	(141)	(5,117)
Depreciation and amortization	(41)	(4,856)	(206)	(10,170)
Impairment charges	—	(27,605)	—	(55,218)
Operating income (loss)	276	(36,640)	(295)	(63,899)
Interest income	—	6	—	10
Interest expense and amortization of discounts and loan costs	(162)	(9,363)	(624)	(15,486)
Write-off of premiums, loan costs and exit fees	—	(21)	—	(21)
Gain (loss) on extinguishment of debt	10,604	—	10,604	—
Income (loss) before income taxes	10,718	(46,018)	9,685	(79,396)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(143)	6,806	(182)	12,108
Net income (loss) before income taxes attributable to the Company	$10,575	$(39,212)	$9,503	$(67,288)
Impairment Charges
For the three and six months ended June 30, 2021, no impairment charges were recorded.

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
6. Investment in Unconsolidated Entity
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of June 30, 2021, the Company has made investments in OpenKey totaling $5.0 million.
We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No such impairment was recorded for the three and six months ended June 30, 2021 and 2020.
The following table summarizes our carrying value and ownership interest in OpenKey:

	June 30, 2021	December 31, 2020
Carrying value of the investment in OpenKey (in thousands)	$2,533	$2,811
Ownership interest in OpenKey	16.7%	17.5%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2021	2020	2021	2020
Equity in earnings (loss) of unconsolidated entities	$(141)	$(79)	$(278)	$(158)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					June 30, 2021	December 31, 2020
Indebtedness	Collateral	Maturity	Interest Rate (1)	Default Rate (2)	Debt Balance	Debt Balance
Mortgage loan	1 hotel	November 2021	6.26%	n/a	$81,262	$84,544
Mortgage loan (4)	17 hotels	November 2021	LIBOR(3) + 3.00%	n/a	419,000	419,000
Mortgage loan (5)	1 hotel	November 2021	LIBOR(3) + 2.55%	n/a	25,000	25,000
Mortgage loan (6)	8 hotels	February 2022	LIBOR(3) + 3.07%	n/a	395,000	395,000
Mortgage loan (7)	2 hotels	March 2022	LIBOR(3) + 2.75%	n/a	240,000	240,000
Mortgage loan (8)	19 hotels	April 2022	LIBOR(3) + 3.20%	n/a	914,281	914,281
Mortgage loan (9)	7 hotels	June 2022	LIBOR(3) + 3.65%	n/a	180,720	180,720
Mortgage loan (9)	7 hotels	June 2022	LIBOR(3) + 3.39%	n/a	174,400	174,400
Mortgage loan (9)	5 hotels	June 2022	LIBOR(3) + 3.73%	n/a	221,040	221,040
Mortgage loan (9)	5 hotels	June 2022	LIBOR(3) + 4.02%	n/a	262,640	262,640
Mortgage loan (9)	5 hotels	June 2022	LIBOR(3) + 3.68%	n/a	215,120	215,120
Mortgage loan (9)	5 hotels	June 2022	LIBOR(3) + 2.73%	n/a	160,000	160,000
Mortgage loan (10)	1 hotel	July 2022	LIBOR(3) + 3.95%	n/a	33,200	34,200
Mortgage loan (11)	1 hotel	November 2022	LIBOR(3) + 2.00%	n/a	97,629	98,259
Mortgage loan (12)	1 hotel	December 2022	LIBOR(3) + 2.25%	n/a	16,100	16,100
Mortgage loan (13)	1 hotel	January 2023	LIBOR(3) + 3.40%	n/a	37,000	37,000
Mortgage loan	1 hotel	June 2023	LIBOR(3)+ 2.45%	n/a	73,450	73,450
Mortgage loan	1 hotel	January 2024	5.49%	n/a	6,587	6,706
Mortgage loan	1 hotel	January 2024	5.49%	n/a	9,615	9,786
Term loan (14)	Equity	January 2024	16.00%	n/a	214,907	—
Mortgage loan (15)	1 hotel	May 2024	4.99%	5.00%	6,260	6,260
Mortgage loan	1 hotel	June 2024	LIBOR(3) + 2.00%	n/a	8,881	8,881
Mortgage loan	2 hotels	August 2024	4.85%	n/a	11,668	11,774
Mortgage loan	3 hotels	August 2024	4.90%	n/a	23,332	23,542
Mortgage loan (16)	2 hotels	February 2025	4.45%	n/a	—	19,369
Mortgage loan (15)	3 hotels	February 2025	4.45%	4.00%	50,098	50,098
Mortgage loan	1 hotel	March 2025	4.66%	n/a	24,151	24,415
					3,901,341	3,711,585
Premiums (discounts), net					(41,275)	(288)
Capitalized default interest and late charges					32,481	27,444
Deferred loan costs, net					(14,619)	(9,830)
Embedded debt derivative					45,078	—
Indebtedness, net					$3,923,006	$3,728,911
_____________________________
(1)    Interest rates do not include default or late payment rates in effect on some mortgage loans.
(2)    Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of June 30, 2021. The default rate is accrued in addition to the stated interest rate.
(3)     LIBOR rates were 0.101% and 0.144% at June 30, 2021 and December 31, 2020, respectively.
(4)    Effective February 9, 2021, we executed an agreement regarding existing default and extension options for this mortgage loan. In connection with the agreement, monthly FF&E escrow deposits were waived through December 2021. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in November 2020.
(5)     This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension option began in November 2020. This mortgage loan has a LIBOR floor of 1.25%.
(6)    Effective January 19, 2021, we executed a loan modification and reinstatement agreement for this mortgage loan. In connection with the agreement, monthly FF&E escrow deposits were waived from April 2020 through December 2020, and monthly tax escrow deposits were waived from April 2020 through June 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in February 2021.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(7)    Effective April 1, 2021, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits being waived through December 31, 2021. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in March 2021.
(8)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in April 2021.
(9)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in June 2021.
(10)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.25%.
(11)     Effective March 5, 2021, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits being waived through July 1, 2021.
(12)     This mortgage loan has two one-year extension option, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.25%.
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
(15)    As of June 30, 2021, these mortgage loans were in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations.
(16)     Effective April 29, 2021, we disposed of the properties securing this mortgage loan. The assets and liabilities associated with this mortgage loan have been removed from the Company's consolidated balance sheet.
On January 15, 2021, the Company entered into a credit agreement (the “Oaktree Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders” or “Oaktree”) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). The Oaktree Credit Agreement provides that, subject to the conditions set forth therein, the Lenders will make available to the borrower a senior secured term loan facility comprised of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million (the “Initial DDTL”) and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”), in each case to fund general corporate operations of the Company and its subsidiaries.
The Loans under the Oaktree Credit Agreement will bear interest (a) with respect to the Initial Term Loan and the Initial DDTL, at an annual rate equal to 16% for the first two years, reducing to 14% thereafter and (b) with respect to the Additional DDTL, at an annual rate equal to 18.5% for the first two years, reducing to 16.5% thereafter. Interest payments on the Loans will be due and payable in arrears on the last business day of March, June, September and December of each calendar year and the maturity date. For the first two years following the closing of the Oaktree Credit Agreement, the borrower will have the option to pay accrued interest “in kind” by adding such amount of accrued interest to the outstanding principal balance of the Loans (such interest, “PIK Interest”). The initial maturity date of the Oaktree Credit Agreement (the “Maturity Date”) shall be three years, with two optional one-year extensions subject to satisfaction of certain terms and conditions. The Lenders shall, subject to certain terms, have the ability to make protective advances to the borrower pursuant to the terms of the Oaktree Credit Agreement to cure defaults with respect to mortgage and mezzanine-level indebtedness of subsidiaries of the borrower having principal balances in excess of $400 million.
Based on the provisions in the Oaktree Credit Agreement, the Company is required to pay an exit fee as follows: upon the earliest of the repayment of the Loans in full (including as a result of a change of control, as defined in the Oaktree Credit Agreement), the Maturity Date, or the acceleration of the Loans following an event of default, as defined in the Oaktree Credit Agreement, the borrower shall pay an exit fee at the Lender’s election of either:
a) A cash payment equal to 15% times the amount of Loans advanced under the Oaktree Credit Agreement (including PIK Interest). If the Loans were not accelerated, all or any portion of the cash payment may be paid, at the borrower’s discretion, in common stock; or
b) The issuance of warrants for the purchase of 19.9% of the Company’s outstanding common stock as of the closing date (calculated on a pro forma basis after giving effect to the warrants) for the Initial Term Loan (as such percentage may be increased by up to 15% dependent on the amount of delayed draw term loans drawn or decreased by up to 4% if the borrower delivers equity pledges from certain subsidiaries, in addition to ordinary course adjustments for recapitalization, stock splits and similar transactions), pursuant to a warrants certificate to be signed upon Lender’s election to take warrants.
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
In February 2021 the Company was informed by its lender that it had initiated foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secured the Company’s $19.4 million mortgage loan. The foreclosure proceedings were completed on April 29, 2021 and resulted in a gain on extinguishment of debt of approximately $10.6 million for the three and six months ended June 30, 2021, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
Additionally, as a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into the loan balance was $32.6 million. The amount of the capitalized principal that was amortized during the three and six months ended June 30, 2021 was $10.8 million and $27.6 million, which is included in “interest expense and amortization of discounts and loan costs” in the consolidated statement of operations.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2021	2020	2021	2020
Interest expense and amortization of discount and loan costs	$(228)	$57	$(2,693)	$113
The amortization of the net premium is computed using a method that approximates the effective interest method, which is included in “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
We have extension options relating to certain property level loans that will permit us to extend the maturity date of our loans if certain conditions are satisfied at the respective extension dates, including the achievement of debt yield targets required in order to extend such loans. To the extent we decide to extend the maturity date of the debt outstanding under the loans, we may be required to prepay a significant amount of the loans in order to meet the required debt yield targets.
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of June 30, 2021, we were in compliance with all covenants related to mortgage loans for which we entered into forbearance and other agreements. We were also in compliance with all covenants under the Oaktree Credit Agreement. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Notes Receivable, net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	June 30, 2021	December 31, 2020
Construction Financing Note (1) (5)
Face amount	7.0%	$4,000	$4,000
Discount (2)		(7)	(143)
		3,993	3,857
Certificate of Occupancy Note (3) (5)
Face amount	7.0%	$5,250	$5,250
Discount (4)		(688)	(844)
		4,562	4,406
Notes receivable, net		$8,555	$8,263
____________________________________
(1)    The outstanding principal balance and all accrued and unpaid interest shall be due and payable on or before the earlier of (i) the buyer closing on third-party institutional financing for the construction of improvements on the property, (ii) three years after the development commencement date, or (iii) July 9, 2024.
(2)    The discount represents the imputed interest during the interest-free period. Interest begins accruing on July 9, 2021.
(3)    The outstanding principal balance and all accrued and unpaid interest shall be due and payable on or before July 9, 2025.
(4)    The discount represents the imputed interest during the interest-free period. Interest begins accruing on July 9, 2023.
(5)     The notes receivable are secured by the 1.65-acre land parcel adjacent to the Hilton St. Petersburg Bayfront.
No cash interest income was recorded for the three and six months ended June 30, 2021 and 2020.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2021	2020	2021	2020
Other income (expense)	$147	$137	$292	$272
On January 1, 2020, we adopted the provisions of ASC Topic 326, Financial Instruments - Credit Losses. Upon adoption we evaluated the notes and other receivables under the criteria in ASC Topic 326. Upon adoption we determined that the expected credit loss associated with the notes and other receivables was immaterial. As of June 30, 2021 and December 31, 2020, the expected credit loss associated with the notes and other receivables continues to be immaterial.
Other consideration received from the sale of the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront is summarized in the table below (dollars in thousands):

	Imputed Interest Rate	June 30, 2021		December 31, 2020
Future ownership rights of parking parcel	7.0%	$4,100		$4,100
Imputed interest		529		372
		$4,629	(1)	$4,472	(1)
____________________________________
(1)    Included in “other assets” in the consolidated balance sheets.
For the three and six months ended June 30, 2021 and 2020, we recognized imputed interest income as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2021	2020	2021	2020
Other income (expense)	$79	$74	$157	$147

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We recognized amortization expense related to the free use of parking easement as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2021	2020	2021	2020
Other income (expense)	$—	$—	$—	$(117)
For the three months ended June 30, 2021 and 2020, we received reimbursement of $120,000 and $0 of parking fees and recognized interest income of $5,000 and $0, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel is in development.
For the six months ended June 30, 2021 and 2020, we received reimbursement of $240,000 and $0 of parking fees and recognized interest income of $9,000 and $0, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel is in development.
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
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Six Months Ended June 30,
	2021		2020
Interest rate caps:
Notional amount (in thousands)	$3,206,301	(1)	$432,000	(1)
Strike rate low end of range	3.00%		3.00%
Strike rate high end of range	4.00%		4.00%
Effective date range	January 2021 - May 2021		January 2020
Termination date range	November 2021 - December 2022		February 2021 - February 2022
Total cost (in thousands)	$534		$63
_______________
(1)These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	June 30, 2021		December 31, 2020
Interest rate caps:
Notional amount (in thousands)	$3,413,301	(1)	$842,000	(1)
Strike rate low end of range	3.00%		3.00%
Strike rate high end of range	4.00%		4.00%
Termination date range	November 2021 - December 2022		February 2021 - February 2022
Aggregate principal balance on corresponding mortgage loans (in thousands)	$3,260,301		$697,000

Interest rate floors: (2)
Notional amount (in thousands)	$25,000	(1)	$25,000	(1)
Strike rate low end of range	1.25%		1.25%
Strike rate high end of range	1.25%		1.25%
Termination date range	November 2021		November 2021
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
The derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the June 30, 2021 reporting date. The risk neutral model is designed to utilize market data and the valuation specialist’s best estimates of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The key inputs to the valuation models that were utilized to estimate the fair value of the embedded debt derivative are described as follows:
•the default probability-weighted exit fee and prepayment cash flows are based on the contractual terms of the Oaktree Credit Agreement and the expectation of an acceleration event, including default, of the Company;
•the remaining term was determined based on the remaining time period to maturity of the related note with embedded features subject to valuation (as of the respective valuation date);
•the Company’s equity volatility estimate was based on the historical equity volatility of the Company, based on the remaining term of the respective loans;
•the risk free rate was the discount rate utilized in the valuation and was determined based on reference to market yields for U.S. treasury debt instruments with similar terms;
•the recovery rate assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default related acceleration event were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option adjusted spreads as of June 30, 2021.
The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at January 1, 2021	$—
Additions	43,681
Re-measurement of fair value	(1,279)
Balance at March 31, 2021	42,402
Re-measurement of fair value	2,676
Balance at June 30, 2021	$45,078
Fair values of hotel properties are based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach (Level 3 inputs). See note 5.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2021, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.101% to 0.372% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2021:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$123	$—	$123	(1)
Interest rate derivatives - caps	—	5	—	5	(1)
Total	$—	$128	$—	$128
Liabilities
Embedded debt derivative	—	—	(45,078)	(45,078)	(2)
Net	$—	$128	$(45,078)	$(44,950)

December 31, 2020:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$263	$—	$263	(1)
Total	$—	$263	$—	$263
____________________________________
(1)    Reported net as “derivative assets” in our consolidated balance sheets.
(2)    Reported in “indebtedness, net” in our consolidated balance sheet.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2021		2020
Assets
Derivative assets:
Interest rate derivatives - floors	$(319)		$386
Interest rate derivatives - caps	(241)		(18)
Credit default swaps	—		(2,005)	(4)
	(560)		(1,637)
Non-derivative assets:
Equity	—		483
Total	(560)		(1,154)
Liabilities
Derivative liabilities:
Credit default swaps	—		(1,171)	(4)
Embedded debt derivative	$(2,676)		—
Net	$(3,236)		$(2,325)

Total combined
Interest rate derivatives - floors	$(319)		$3,386
Interest rate derivatives - caps	(241)		(18)
Credit default swaps	—		(3,176)
Embedded debt derivative	(2,676)		—
Unrealized gain (loss) on derivatives	(3,236)	(1)	192	(1)
Realized gain (loss) on interest rate floors	—		(3,000)	(2)
Unrealized gain (loss) on marketable securities	—		479	(3)
Realized gain (loss) on marketable securities	—		4	(2)
Net	$(3,236)		$(2,325)
____________________________________
(1)    Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Included in “other income (expense)” in our consolidated statements of operations.
(3)    Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.
(4)    Excludes costs of $272 for the three months ended June 30, 2020 included in “other income (expense)” associated with credit default swaps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2021		2020
Assets
Derivative assets:
Interest rate derivatives - floors	$(390)		$763
Interest rate derivatives - caps	(530)		(70)
Credit default swaps	—		425	(4)
	(920)		1,118
Non-derivative assets:
Equity	—		1,110
Total	(920)		2,228

Liabilities
Derivative liabilities:
Credit default swaps	—		271	(4)
Embedded debt derivative	(1,397)		—
Net	$(2,317)		$2,499

Total combined
Interest rate derivatives - floors	$(390)		$3,988
Interest rate derivatives - caps	(530)		(70)
Credit default swaps	—		696
Embedded debt derivative	(1,397)		—
Unrealized gain (loss) on derivatives	(2,317)	(1)	4,614	(1)
Realized gain (loss) on options on interest rate floors	—		(3,225)	(2)
Unrealized gain (loss) on marketable securities	—		(998)	(3)
Realized gain (loss) on marketable securities	—		2,108	(2)
Net	$(2,317)		$2,499
____________________________________
(1)    Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Included in “other income (expense)” in our consolidated statements of operations.
(3)    Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.
(4)    Excludes costs of $540 for the six months ended June 30, 2020, included in “other income (expense)” associated with credit default swaps.

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

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$128	$128	$263	$263
Embedded debt derivative	45,078	45,078	—	—

Financial assets not measured at fair value:
Cash and cash equivalents	$520,387	$520,387	$92,905	$92,905
Restricted cash	70,090	70,090	74,408	74,408
Accounts receivable, net	37,242	37,242	21,760	21,760
Notes receivable, net	8,555	$8,127 to $8,983	8,263	$7,850 to $8,676
Due from related parties, net	7,407	7,407	5,801	5,801
Due from third-party hotel managers	15,917	15,917	9,383	9,383

Financial liabilities not measured at fair value:
Indebtedness	$3,860,066	$3,207,933 to $3,545,607	$3,711,297	$3,167,369 to $3,500,777
Accounts payable and accrued expenses	110,761	110,761	99,954	99,954
Accrued interest payable	19,328	19,328	98,685	98,685
Dividends and distributions payable	236	236	868	868
Due to Ashford Inc., net	4,844	4,844	13,383	13,383
Due to related parties, net	800	800	—	—
Due to third-party hotel managers	889	889	184	184
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $8.6 million at June 30, 2021 and approximately 95.0% to 105.0% of the carrying value of $8.3 million as of December 31, 2020.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 83.1% to 91.9% of the carrying value of $3.9 billion at June 30, 2021 and approximately 85.3% to 94.3% of the carrying value of $3.7 billion at December 31, 2020. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(64,292)	$(204,616)	$(167,330)	$(288,817)
Less: Dividends on preferred stock	—	(10,644)	—	(21,288)
Add: Dividend reversal on preferred stock, net (1)	2,709	—	3,527	—
Add: Gain (loss) on extinguishment of preferred stock	(7,887)	—	2,748	—
Add: Claw back of dividends on unvested performance stock units	—	227	178	605
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(69,470)	$(215,033)	$(160,877)	$(309,500)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	15,957	1,031	12,178	1,016

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(4.35)	$(208.53)	$(13.21)	$(304.58)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(4.35)	$(208.53)	$(13.21)	$(304.58)
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
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$956	(1)	$37,350	(1)	3,227	(1)	55,021	(1)
Total	$956		$37,350		$3,227		$55,021

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	77		—		39		12
Effect of unvested performance stock units	37		—		18		—
Effect of assumed conversion of operating partnership units	243		1,823		222		1,881
Effect of assumed issuance of shares for term loan exit fee	1,745		—		1,599		—
Total	2,102		1,823		1,878		1,893
_______________
(1)Inclusive of preferred stock dividend reversal of $36 and $56 for the three and six months ended June 30, 2021 and $1.6 million for the three and six months ended June 30, 2020, respectively, allocated to redeemable noncontrolling interests in operating partnership.

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
With respect to the 2019 and 2020 award agreements, the number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literatures. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition. During the six months ended June 30, 2021, approximately 58,000 performance-based LTIP units were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $454,000.
With respect to the 2021 award agreements, the criteria for the Performance LTIP units are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the grant date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of performance grants earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of Performance LTIP Units to be earned based on the applicable performance conditions is determined upon the final vesting date. The initial calculation of the Performance LTIP units earned can range from 0% to 200% of target, which is further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation of the number of performance awards earned based on the applicable performance targets resulting in a final award calculation ranging from 0% to 250% of the target amount.
As of June 30, 2021, there were approximately 129,000 Performance LTIP units, representing 200% of the target number granted for the 2019 and 2020 grants and 250% for the 2021 grants outstanding.
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of the Company’s 2021 Stock Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until stockholder approval is obtained. Stockholder approval was obtained on May 12, 2021.
In May 2021, approximately 122,000 Performance LTIP units with a fair value of approximately $2.7 million and a vesting period of three years were granted.
In May 2021, approximately 15,000 LTIP units were issued to independent directors with a fair value of approximately $397,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2021.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In May 2021, approximately 54,000 LTIP units with a fair value of approximately $1.4 million and a vesting period of three years were granted.
As of June 30, 2021, we have issued a total of approximately 322,000 LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 17,000 units (5,000 of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common units converted to stock	1	—	1	196
Fair value of common units converted	$41	$—	$41	$959
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	June 30, 2021	December 31, 2020
Redeemable noncontrolling interests (in thousands)	$28,906	$22,951
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	193,324	186,763
Ownership percentage of operating partnership	1.36%	8.51%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allocated net (income) loss to the redeemable noncontrolling interests	$956	$37,350	$3,227	$55,021
Performance LTIP dividend claw back upon cancellation	—	—	(454)	(1,401)
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
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of an increase in the number of shares available for issuance under the Company’s Amended and Restated 2021 Stock Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until shareholder approval is obtained. In March 2021, approximately 13,000 shares of restricted stock with a fair value of approximately $443,000 and a vesting period of three years were granted. Stockholder approval was obtained on May 12, 2021. In May 2021, 176,000 shares of restricted stock with a fair value of approximately $4.5 million and a vesting period of three years were granted.
In May 2021, approximately 7,000 shares of common stock were issued to independent directors with a fair value of approximately $186,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2021.
Additionally a one-time grant of approximately 54,000 shares of restricted stock were granted to the Ashford Trust president and chief executive officer. The award vests in three equal installments on each of May 14, 2021, 2022, and 2023, generally subject to continued service through each such date. The restricted stock had a grant date fair value of approximately $1.4 million.

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
With respect to the 2019 and 2020 award agreements, the number of PSUs actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition. During the six months ended June 30, 2021, 29,000 PSUs were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $178,000.
With respect to the 2021 award agreements, the criteria for the PSUs are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the grant date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of PSUs earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of PSUs to be earned based on the applicable performance conditions is determined upon the final vesting date. The initial calculation of PSUs earned can range from 0% to 200% of target, which is further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation for the number of PSUs earned based on the applicable performance targets resulting in a final award calculation ranging from 0% to 250% of the target amount.
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of the Company’s 2021 Stock Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until shareholder approval is obtained. Stockholder approval was obtained on May 12, 2021. In May 2021, 134,000 PSUs with a fair value of $7.5 million and a vesting period of three years were granted.
Common Stock Resale Agreements—On December 7, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “First Lincoln Park Purchase Agreement”) pursuant to which the Company may issue or sell to Lincoln Park up to 1.1 million shares of the Company’s common stock from time to time during the term of the First Lincoln Park Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Lincoln Park under the First Lincoln Park Purchase Agreement. The Company filed a registration statement on Form S-11 on December 11, 2020, which was amended on December 21, 2020, and deemed effective by the SEC on December 22, 2020.
Upon entering into the First Lincoln Park Purchase Agreement, the Company issued 19,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the First Lincoln Park Purchase Agreement. Under the First Lincoln Park Purchase Agreement the Company issued approximately 1.0 million shares of common stock for gross proceeds of approximately $25.1 million. As of June 30, 2021, all shares available under the First Lincoln Park Purchase Agreement were sold.
The issuance activity is summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Shares sold to Lincoln Park	—	205
Gross proceeds received	$—	$4,590
On March 12, 2021, the Company and Lincoln Park entered into an additional purchase agreement (the “Second Lincoln Park Purchase Agreement”), which provided that subject to the terms and conditions set forth therein, the Company may issue or sell to Lincoln Park up to 2.1 million shares of the Company’s common stock from time to time during the term of the Second Lincoln Park Purchase Agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Upon entering into the Second Lincoln Park Purchase Agreement, the Company issued 16,000 shares of common stock as consideration for Lincoln Park’s execution and delivery of the Second Lincoln Park Purchase Agreement. As of June 30, 2021, all shares available under the Second Lincoln Park Purchase Agreement were sold.
The issuance activity is summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Shares sold to Lincoln Park	2,020	2,050
Additional commitment shares	—	16
Total shares issued to Lincoln Park	2,020	2,066

Gross proceeds received	$42,776	$43,586
Common Stock Resale Agreements—On May 17, 2021, the Company and Keystone Capital Partners, LLC (“Keystone”) entered into a common stock purchase agreement (the “Keystone Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to 3.1 million shares of the Company’s common stock, from time to time during the term of the Keystone Purchase Agreement.
Upon entering into the Keystone Purchase Agreement, the Company issued to Keystone 4,000 shares of common stock as consideration for Keystone’s commitment to purchase shares of common stock upon the Company’s direction under the Keystone Purchase Agreement. As of June 30, 2021, all shares available under the Keystone Purchase Agreement were sold.
The issuance activity is summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Shares sold to Keystone	3,062	3,062
Additional commitment shares	4	4
Total shares issued to Keystone	3,066	3,066

Gross proceeds received	$147,961	$147,961
Common Stock Standby Equity Distribution Agreement—On January 22, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd., (“YA”), pursuant to which the Company will be able to sell up to 1.4 million shares of its common stock at the Company’s request any time during the commitment period commencing on January 22, 2021. As of June 30, 2021, all shares available under the SEDA were sold.
The issuance activity is summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Shares sold to YA	—	1,372
Gross proceeds received	$—	$40,556
On June 7, 2021, the Company entered into a second Standby Equity Distribution Agreement (the “Second YA SEDA”) with YA, pursuant to which the Company will be able to sell up to 3.8 million shares of its common stock (the “Commitment Amount”) at the Company’s request any time during the commitment period commencing on June 7, 2021, and terminating on the earliest of (i) the first day of the month next following the 36-month anniversary of the Second YA SEDA or (ii) the date on which YA shall have made payment of Advances (as defined in the Second YA SEDA) pursuant to the Second YA SEDA for shares of the Company’s common stock equal to the Commitment Amount (the “Commitment Period”). Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the Second YA SEDA would be purchased at 95% of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP (as defined below) of the Company’s common stock during the five consecutive trading days commencing on the trading day following the date the Company submits an advance notice to YA. “VWAP” means, for any trading day, the daily

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
volume weighted average price of the Company’s common stock for such date on the principal market as reported by Bloomberg L.P. during regular trading hours.
There are no other restrictions on future financing transactions. The Second YA SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $5,000 structuring fee.
The issuance activity is summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Shares sold to YA II PN, Ltd.	3,003	3,003
Gross proceeds received	$135,054	$135,054
Common Stock Resale Agreement—On June 18, 2021, the Company and Seven Knots, LLC (“Seven Knots) entered into a purchase agreement (the “Seven Knots Purchase Agreement”) pursuant to which the Company may issue or sell to Seven Knots up to 4.0 million shares of the Company’s common stock from time to time during the term of the Seven Knots Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Seven Knots under the Seven Knots Purchase Agreement. The Company filed a registration statement on Form S-11 on June 21, 2021, which was deemed effective by the SEC on July 1, 2021.
Preferred Dividends—
The board of directors did not declare a quarterly preferred stock dividend for the three months ended June 30, 2021 and 2020.

The table below presents the accumulated but unpaid dividends in arrears as of June 30, 2021 (in thousands):

June 30, 2021
8.45% Series D Cumulative Preferred Stock ($2.64/share)	$3,475
7.375% Series F Cumulative Preferred Stock ($2.30/share)	3,390
7.375% Series G Cumulative Preferred Stock ($2.30/share)	4,401
7.50% Series H Cumulative Preferred Stock ($2.34/share)	3,417
7.50% Series I Cumulative Preferred Stock ($2.34/share)	3,263
Total	$17,946
From January 1, 2021 through June 30, 2021, Ashford Trust entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The table below summarizes the activity (in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)
8.45% Series D Cumulative Preferred Stock	363	3,123	312	475	3,910	391
7.375% Series F Cumulative Preferred Stock	567	5,078	508	1,420	10,781	1,078
7.375% Series G Cumulative Preferred Stock	1,262	11,694	1,170	2,513	20,674	2,067
7.50% Series H Cumulative Preferred Stock	544	4,692	469	1,211	9,509	951
7.50% Series I Cumulative Preferred Stock	608	5,222	522	1,999	14,370	1,437
	3,344	29,809	2,981	7,618	59,244	5,924
____________________________________
(1)    Reflects the number of shares issued after the adjustment for the reverse stock split.
Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares of our common stock or preferred stock were repurchased under the Repurchase Program during the three and six months ended June 30, 2021 and 2020.
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
On January 11, 2021, the independent members of the board of directors of Ashford Inc. granted Ashford Trust an additional deferral of the base advisory fees and any Lismore (as defined below) success fees for the months of October 2020, November 2020, December 2020 and January 2021 that were previously deferred such that all such fees would be due and payable on the earlier of (x) January 18, 2021 and (y) immediately prior to the closing of the Oaktree Credit Agreement. Additionally, the Ashford Inc. directors waived any claim against Ashford Trust and Ashford Trust’s affiliates and each of their officers and directors for breach of the advisory agreement and Lismore Agreement (as defined below) or any damages that may have arisen in absence of such fee deferral. All outstanding base advisory fees and reimbursable expenses outstanding as of December 31, 2020 were paid in January 2021.
On January 14, 2021, we entered into the Second Amended and Restated Advisory Agreement with Ashford LLC. The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other items: (i) revise the term and termination rights; (ii) fix the percentage used to calculate the base fee thereunder at 0.70% per annum; (iii) update the list of peer group members; (iv) suspend the requirement that we maintain a minimum Consolidated Tangible Net Worth until the first fiscal quarter beginning after June 30, 2023; and (v) revise the criteria that would constitute a Company Change of Control in order to provide us additional flexibility to dispose of underperforming assets. In connection with the transactions contemplated by the Oaktree Credit Agreement on January 15, 2021, we entered into a Subordination and Non-Disturbance Agreement with Ashford Inc. and Oaktree pursuant to which we agreed to subordinate to the prior repayment in full of all obligations under the Oaktree Credit Agreement: (1) prior to the later of: (i) the second anniversary of the Oaktree Credit Agreement; and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019; (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under the enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder; and (3) any payments to Lismore in connection with the transactions contemplated by the Oaktree Credit Agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
Advisory services fee
Base advisory fee	$9,006	$8,557		$17,741	$17,474
Reimbursable expenses (1)	1,621	1,567		3,212	3,398
Equity-based compensation (2)	2,455	92	(3)	4,290	4,643	(3)
Incentive fee	6,472	—		6,472	—
Total advisory services fee	$19,554	$10,216		$31,715	$25,515
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
(3)    During the three and six months ended June 30, 2020, 7,000 PSUs were forfeited as a result of the separation of an executive officer from the Company. The forfeiture resulted in a credit to equity based compensation expense of approximately $1.9 million for the three and six months ended June 30, 2020.
Due from related parties, net as of June 30, 2021 and December 31, 2020 includes a $1.2 million security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Ashford Trust, Braemar Hotels & Resorts Inc. (“Braemar”), their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc.’s risk management department manages the casualty insurance program. At the beginning of each year, Ashford Inc.’s risk management department collects funds from Ashford Trust, Braemar and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Lismore
On March 20, 2020, Lismore Capital II LLC (formerly known as Lismore Capital LLC) (“Lismore”), a subsidiary of Ashford Inc., entered into an agreement with the Company to seek modifications, forbearances or refinancings of the Company’s loans (the “Lismore Agreement”). Pursuant to the Lismore Agreement, Lismore shall, during the agreement term (which commenced on March 20, 2020 and shall end on the date that is 12 months following the commencement date, or upon it being terminated by Ashford Trust on not less than 30 days written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Lismore Agreement, financing shall include, without limitation, senior or subordinate loan financing, provided in any single transaction or a combination of transactions, including, mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
On July 1, 2020, the Company amended and restated the Lismore Agreement with an effective date of April 6, 2020. Pursuant to the amended and restated agreement, the term of the agreement was extended to 24 months following the commencement date. In connection with the services provided by Lismore under the amended and restated agreement, Lismore is entitled to receive a fee of approximately $2.6 million in three equal installments of approximately $857,000 per month beginning July 20, 2020, and ending on September 20, 2020. Lismore is also entitled to receive a fee that is calculated and payable as follows: (i) a fee equal to 25 basis points (0.25%) of the amount of a loan, payable upon the acceptance by the applicable lender of any forbearance or extension of such loan, or in the case where a third-party agent or contractor engaged by the Company has secured an extension of the maturity date equal to or greater than 12 months of any such loan, then the amount payable to Lismore shall be reduced to 10 basis points (0.10%); (ii) a fee equal to 75 basis points (0.75%) of the amount of any principal reduction of a loan upon the acceptance by any lender of any principal reduction of such loan; and (iii) a fee equal to 150 basis points (1.50%) of the implied conversion value (but in any case, no less than 50% percent of the face value of such loan or loans) of a loan upon the acceptance by any lender of any debt to equity conversion of such loan.
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
Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of June 30, 2021, the Company has paid $5.1 million related to periodic installments of which approximately $5.0 million has been expensed in accordance with the agreement. Additionally, the independent members of the board of directors of Ashford Inc. accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. Approximately $156,000 may be offset against fees under the agreement that are eligible for claw back under the agreement. As of June 30, 2021 approximately $2.1 million of the payments are included in “other assets.” Further, the Company has incurred approximately $8.7 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. For the three and six months ended June 30, 2021, the Company recognized expense of $643,000 and $4.3 million, which is included in “write-off of premiums, loan costs and exit fees.”
On August 25, 2020, in light of the fact that Ashford Trust subsequently agreed to transfer the hotels underlying the Rockbridge Portfolio to the lender, the independent members of the board of directors of Ashford Inc. waived $540,000 of Lismore advisory fees associated with items (ii) and (iii) above with respect to the Rockbridge Portfolio loan. Also on August 25, 2020, in light of the fact that Lismore negotiated access to the FF&E reserves but no forbearance on debt service, the independent members of the board of directors of Ashford Inc. waived $94,000 of Lismore advisory fees associated with items (ii) and (iii) above with respect to the mortgage loan secured by The La Posada de Santa Fe Hotel.
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
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Ashford Trust entered into a contribution agreement (the “Initial Contribution Agreement”) with Ashford Inc. pursuant to which Ashford Trust has agreed to contribute, with Braemar, up to $15 million to fund the operations of Ashford Securities.
Costs for all operating expenses of Ashford Securities that are contributed by Ashford Trust and Braemar will be expensed as incurred. These costs will be allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% to Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the True-up Date, the capital contributions would be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised on their behalf, respectively, through Ashford Securities. Funding advances would be expensed as the expenses are incurred by Ashford Securities.
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed to Ashford Securities. The Initial True-Up Date did not occur and beginning on the effective date of the Amended and Restated

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an Amended and Restated true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised on their behalf, respectively, through Ashford Securities. As of June 30, 2021, Ashford Trust has funded approximately $3.0 million. As of June 30, 2021 and December 31, 2020, $66,000 and $85,000, respectively, of the pre-funded amounts were included in “other assets” on our consolidated balance sheets.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2021	2020	2021	2020
Corporate, general and administrative	$—	$316	$19	$1,013
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
On November 25, 2020, the independent members of the board of directors of Ashford Trust granted Ashford Inc., in its sole and absolute discretion, the right to set-off against the Embassy Suites New York ERFP Balance, the fees pursuant to the Advisory Agreement and Lismore Agreement that have been or may be deferred by Ashford Inc.
On April 20, 2021, the Company delivered written notice to Ashford LLC of its intention not to renew the ERFP Agreement. As a result, the ERFP Agreement terminated in accordance with its terms at the end of the current term on June 26, 2021. We intend to amend the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to reflect certain changes necessary in connection with the expiration of the ERFP Agreement.
Design and Construction Services
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s design and construction business, we entered into a design and construction services agreement with Ashford Inc.’s subsidiary, Premier Project Management LLC (“Premier”), pursuant to which Premier provides design and construction services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the design and construction services agreement, we pay Premier: (a) design and construction fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision. On March 20, 2020, we amended the design and construction services agreement to provide that

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Premier’s fees shall be paid by the Company to Premier upon the completion of any work provided by third-party vendors to the Company.
Hotel Management Services
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. As a result of the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At June 30, 2021, Remington Hotels managed 68 of our 100 hotel properties and the WorldQuest condominium properties.
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
Braemar
As of June 30, 2021, the Company has an $800,000 payable to Braemar, included in Due to related parties, net. The payable relates to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off.
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2021, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at June 30, 2021, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2021 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2021	2020	2021	2020
Other hotel expenses	$10,316	$3,202	$16,054	$17,261
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2021, we pay monthly hotel management fees equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2021 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Additionally, we pay: (a) design and construction fees of up to 4% of project costs; (b) market service fees including purchasing, design and construction management not to exceed 16.5% of design and construction budget cumulatively, including design and construction fees; and (c) other general fees at current market rates as approved by our independent directors, if required. See note 15.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2017 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of June 30, 2021, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of 20 years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorneys’ fees are still ongoing. As of June 30, 2021, we have accrued

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgement in favor of the plaintiffs. Based on the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, of further appeals related to this matter, the Company is analyzing whether to continue to appeal and vigorously defend this matter or to pursue an out-of-court settlement. The Company believes it is probable that it will ultimately incur a loss from this litigation. As a result, the Company has recorded an accrual of approximately $1.8 million as of June 30, 2021. The final outcome could result in a loss of up to approximately $10 million in excess of the amount accrued, plus additional interest and attorneys’ fees.
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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2021, no amounts have been accrued.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of June 30, 2021 and December 31, 2020, all of our hotel properties were domestically located.
18. Subsequent Events
From July 1, 2021 through August 4, 2021, we issued approximately 787,000 shares of our common stock for gross proceeds of approximately $30.3 million to YA under the Second YA SEDA.
From July 1, 2021 through August 4, 2021, we issued approximately 4.0 million shares of our common stock for gross proceeds of approximately $81.3 million to Seven Knots, LLC under the Seven Knots Purchase Agreement.
On July 2, 2021, the Company and B. Riley Principal Capital, LLC (“B. Riley”) entered into a common stock purchase agreement (the “B. Riley Purchase Agreement”), which provides that, subject to the terms and conditions set forth therein, the Company may sell to B. Riley up to 4,622,774 shares of common stock of the Company, from time to time during the term of the B. Riley Purchase Agreement. From July 2, 2021 through August 4, 2021, we issued approximately 600,000 shares of our common stock for gross proceeds of approximately $9.4 million to B. Riley under the B. Riley Purchase Agreement.
From July 1, 2021 through August 4, 2021, we entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock in reliance on Section 3(a)(9) of the Securities Act. During this period, the Company exchanged approximately 263,000 shares of its common stock for an aggregate of approximately 186,000 shares of preferred stock.
On July 12, 2021, the Company made an additional investment in OpenKey of approximately $250,000.

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
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
•the impact of COVID-19 and numerous governmental travel restrictions and other orders on our business including one or more possible recurrences of COVID-19 case surges causing state and local governments to reinstate travel restrictions;
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
•adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located, and one or more possible recurrences of COVID-19 case surges causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
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
EXECUTIVE OVERVIEW
General
As of June 30, 2021, we owned 100 consolidated hotel properties, including 98 hotel properties directly owned, and two hotel properties owned through a majority-owned investment in a consolidated entity, which represents 22,313 total rooms, or 22,286 net rooms excluding those attributable to our partner. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2021, Remington Hotels, a subsidiary of Ashford Inc., managed 68 of our 100 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to design and construction services, debt placement and related services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, broker-dealer and distribution services and mobile key technology.
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of June 30, 2021, owned approximately 608,578 shares of Ashford Inc. common stock, which represented an approximate 20.1% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of June 30, 2021 would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.6%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of June 30, 2021, operations at one of the Company’s hotels remained temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow throughout 2021 and for the foreseeable future. As a result, the Company suspended the quarterly cash dividend on its common stock beginning in the first quarter of fiscal year 2020, suspended the quarterly cash dividend on its preferred stock beginning in the second quarter of fiscal year 2020, reduced planned capital expenditures, and worked closely with its hotel managers to significantly reduce its hotels’ operating expenses.
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

The Company continues to have discussions with its lenders about potential loan modifications on its property level debt. As of August 4, 2021, forbearance agreements have been executed on most, but not all of our loans. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of June 30, 2021. See note 7 to our consolidated financial statements.
On January 15, 2021, the Company entered into a senior secured term loan facility comprised of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million. See note 7 to our consolidated financial statements.
As of June 30, 2021, the Company held cash and cash equivalents of $520.4 million and restricted cash of $70.1 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. The Company is also working more generally to contain costs while it experiences a significant decline in occupancy and RevPAR. The Company continues to suspend its quarterly cash dividend on its common and preferred stock and to look for opportunities to renegotiate cash obligations where possible. The Company continues to work closely with its hotel managers to significantly reduce its hotel operating expenses. The Company is dependent on its hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor.
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
•the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses and will continue to take all necessary additional actions to preserve capital and liquidity; and
•as of June 30, 2021, the Company held cash and cash equivalents of $520.4 million and restricted cash of $70.1 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company has worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At June 30, 2021, there was also $15.9 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
Recent Developments
On April 20, 2021, the Company delivered written notice to Ashford LLC of its intention not to renew the ERFP Agreement, through which Ashford LLC agreed to make certain investments to facilitate the acquisition of properties by the Operating Partnership that are recommended by Ashford LLC. As a result, the ERFP Agreement terminated in accordance with its terms at the end of the current term on June 26, 2021. We intend to amend the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to reflect certain changes necessary in connection with the expiration of the ERFP Agreement.
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
On May 17, 2021, the Company and Keystone, entered into the Keystone Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to 3.1 million shares of the Company’s common stock, from time to time during the term of the Keystone Purchase Agreement. Upon entering into the Keystone Purchase Agreement, the Company issued 40,000 shares of common stock as consideration for Keystone’s execution and delivery of the Keystone Purchase Agreement. The Company issued approximately 3.1 million shares of common stock for gross proceeds of approximately $148.0 million. As of June 30, 2021, all shares available under the Keystone Purchase Agreement were sold.
On June 7, 2021, the Company entered into the Second YA SEDA with YA, pursuant to which the Company will be able to sell up to 3.8 million shares of its common stock from time to time during the term of the Second YA SEDA. As of August 4, 2021, the Company has issued approximately 3.8 million shares of common stock for gross proceeds of approximately $165.4 million under the Second YA SEDA.
On June 18, 2021, the Company and Seven Knots entered into the Seven Knots Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to Seven Knots up to 4.0 million shares of common stock of the Company, from time to time during the term of the Seven Knots Purchase Agreement. As of August 4, 2021, the Company has issued approximately 4.0 million shares of common stock for gross proceeds of approximately $81.3 million under the Seven Knots Purchase Agreement.
On July 2, 2021, the Company and B. Riley, entered into a common stock purchase agreement (the “B. Riley Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to B. Riley up to 4.6 million shares of common stock, from time to time during the term of the B. Riley Purchase Agreement. As of August 4, 2021, the Company has issued approximately 600,000 shares of common stock for gross proceeds of approximately $9.4 million under the B. Riley Purchase Agreement.
On July 12, 2021, the Company made an additional investment in OpenKey of approximately $250,000.
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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Favorable/ (Unfavorable) Change	Six Months Ended June 30,		Favorable/ (Unfavorable) Change
	2021	2020		2021	2020
Total revenue	$193,412	$43,065	$150,347	$309,242	$324,942	$(15,700)
Total hotel operating expenses	(134,432)	(66,555)	(67,877)	(225,979)	(268,265)	42,286
Property taxes, insurance and other	(17,128)	(20,700)	3,572	(34,599)	(41,172)	6,573
Depreciation and amortization	(55,595)	(65,016)	9,421	(113,222)	(131,366)	18,144
Impairment charges	—	(27,605)	27,605	—	(55,218)	55,218
Advisory services fee	(19,554)	(10,216)	(9,338)	(31,715)	(25,515)	(6,200)
Corporate, general and administrative	(2,702)	(4,708)	2,006	(9,699)	(8,200)	(1,499)
Gain (loss) on disposition of assets and hotel properties	361	(6)	367	292	3,617	(3,325)
Operating income (loss)	(35,638)	(151,741)	116,103	(105,680)	(201,177)	95,497
Equity in earnings (loss) of unconsolidated entities	(141)	(79)	(62)	(278)	(158)	(120)
Interest income	—	41	(41)	13	652	(639)
Other income (expense)	245	(3,149)	3,394	474	(1,627)	2,101
Interest expense and amortization of discounts and loan costs	(35,736)	(88,082)	52,346	(69,000)	(145,167)	76,167
Write-off of premiums, loan costs and exit fees	(787)	(1,935)	1,148	(4,166)	(2,030)	(2,136)
Gain (loss) on extinguishment of debt	10,604	—	10,604	10,604	—	10,604
Unrealized gain (loss) on marketable securities	—	479	(479)	—	(998)	998
Unrealized gain (loss) on derivatives	(3,236)	192	(3,428)	(2,317)	4,614	(6,931)
Income tax (expense) benefit	(572)	2,188	(2,760)	(301)	1,885	(2,186)
Net income (loss)	(65,261)	(242,086)	176,825	(170,651)	(344,006)	173,355
(Income) loss attributable to noncontrolling interest in consolidated entities	13	120	(107)	94	168	(74)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	956	37,350	(36,394)	3,227	55,021	(51,794)
Net income (loss) attributable to the Company	$(64,292)	$(204,616)	$140,324	$(167,330)	$(288,817)	$121,487

All hotel properties owned during the three and six months ended June 30, 2021 and 2020 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2021 and 2020. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Crowne Plaza Annapolis (1)	Annapolis, MD	Disposition	March 9, 2020
Columbus Hampton Inn Easton (1)	Columbus, OH	Disposition	August 19, 2020
Stillwater Residence Inn (1)	Stillwater, OK	Disposition	August 19, 2020
Washington Hampton Inn Pittsburgh Meadow Lands (1)	Pittsburgh, PA	Disposition	August 19, 2020
Phoenix Hampton Inn Airport North (1)	Phoenix, AZ	Disposition	August 19, 2020
Pittsburgh Hampton Inn Waterfront West Homestead (1)	Pittsburgh, PA	Disposition	August 19, 2020
Wichita Courtyard by Marriott Old Town (1)	Wichita, KS	Disposition	August 19, 2020
Canonsburg Homewood Suites Pittsburgh Southpointe (1)	Pittsburgh, PA	Disposition	August 19, 2020
Billerica Courtyard by Marriott Boston (1)	Boston, MA	Disposition	August 19, 2020
Embassy Suites New York Manhattan Times Square (1)	New York, NY	Disposition	August 19, 2020
W Minneapolis (1)	Minneapolis, MN	Disposition	September 15, 2020
Courtyard Louisville (1)	Louisville, KY	Disposition	September 21, 2020
Courtyard Ft. Lauderdale (1)	Ft. Lauderdale, FL	Disposition	September 21, 2020
Residence Inn Lake Buena Vista (1)	Lake Buena Vista, FL	Disposition	September 21, 2020
Le Meridien Minneapolis (1)	Minneapolis, MN	Disposition	January 20, 2021
SpringHill Suites Durham (1)	Durham, NC	Disposition	April 29, 2021
SpringHill Suites Charlotte (1)	Charlotte, NC	Disposition	April 29, 2021
____________________________________
(1)    Collectively referred to as “Hotel Dispositions”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RevPAR (revenue per available room)	$77.86	$16.48	$62.65	$55.59
Occupancy	57.06%	14.83%	49.65%	36.73%
ADR (average daily rate)	$136.46	$111.17	$126.18	$151.36
The following table illustrates the key performance indicators of the 100 comparable hotel properties and WorldQuest that were included for the full three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RevPAR (revenue per available room)	$77.98	$16.42	$62.87	$56.62
Occupancy	57.05%	14.59%	49.63%	36.83%
ADR (average daily rate)	$136.68	$112.50	$126.66	$153.73
Comparison of the Three Months Ended June 30, 2021 and 2020
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $140.3 million, from $204.6 million for the three months ended June 30, 2020 (the “2020 quarter”) to $64.3 million for the three months ended June 30, 2021 (the “2021 quarter”) as a result of the factors discussed below.

Revenue. Rooms revenue from our hotel properties and WorldQuest increased $122.6 million, or 327.4%, to $160.0 million in the 2021 quarter compared to 2020 quarter. This increase is attributable to higher rooms revenue of $126.1 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic partially offset by a decrease of $3.5 million from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 21.5% in room rates and 4,246 basis points in occupancy.
Food and beverage revenue increased $18.6 million, or 1,557.5%, to $19.8 million. This increase is attributable to higher food and beverage revenue of $18.6 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, increased $8.8 million, or 212.7%, to $13.0 million. This increase is primarily attributable to an increase of $9.1 million at our comparable hotel properties as our hotel properties recover from the effects of the COVID-19 pandemic partially offset by a decrease of $300,000 from our Hotel Dispositions. Other non-hotel revenue increased $279,000, or 101.1%, to $555,000 in 2021 quarter as compared to 2020 quarter.
Hotel Operating Expenses. Hotel operating expenses increased $67.9 million, or 102.0%, to $134.4 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $36.3 million in the 2021 quarter as compared to 2020 quarter, as our hotel properties recover from the effects of the COVID-19 pandemic, which was comprised of an increase of $37.2 million from our comparable hotel properties and WorldQuest partially offset by a decrease of $937,000 million from our Hotel Dispositions. Direct expenses were 27.7% of total hotel revenue for 2021 quarter and 40.1% for 2020 quarter. Indirect expenses and management fees increased $31.6 million in the 2021 quarter as compared to 2020 quarter, which was comprised of an increase of $36.1 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic partially offset by a decrease of $4.5 million from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $3.6 million, or 17.3%, to $17.1 million during 2021 quarter compared to the 2020 quarter, which was due to a decrease of $2.5 million from our Hotel Dispositions and $1.1 million at our comparable hotel properties and WorldQuest.
Depreciation and Amortization. Depreciation and amortization decreased $9.4 million, or 14.5%, to $55.6 million during 2021 quarter compared to 2020 quarter, which was primarily due to a decrease of $4.8 million from our Hotel Dispositions and $4.6 million from our comparable hotel properties and WorldQuest.
Impairment Charges. In the 2021 quarter, the Company did not record an impairment charge.
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
Advisory Services Fee. Advisory services fee increased $9.3 million, or 91.4%, to $19.6 million in the 2021 quarter compared to 2020 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2021 quarter, the advisory services fee was comprised of a base advisory fee of $9.0 million, equity-based compensation of $2.5 million, associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $1.6 million and an incentive fee of $6.5 million. In the 2020 quarter, the advisory services fee was comprised of a base advisory fee of $8.6 million, equity-based compensation of $92,000, which is inclusive of a $1.9 million credit related to PSU forfeitures, associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $1.6 million.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $2.0 million, or 42.6%, to $2.7 million during 2021 quarter compared to 2020 quarter. The decrease was primarily attributable to lower legal and professional fees of $1.3 million, lower reimbursed operating expenses of Ashford Securities paid by Ashford Trust of

$316,000, lower investment management expenses of $263,000 and lower other miscellaneous expenses of $220,000, partially offset by higher public company costs of $92,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain (Loss) on disposition of assets and hotel properties changed $367,000 from a loss of $6,000 in the 2020 quarter to a gain of $361,000 in the 2021 quarter. The gain in the 2021 quarter of $361,000 was primarily related to a franchise fee reimbursement related to the disposition of the Embassy Suites New York Manhattan Times Square.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities, which consists of our share of earnings/loss from OpenKey, was $141,000 in the 2021 quarter and $79,000 in the 2020 quarter.
Interest Income. Interest income was $0 and $41,000 for 2021 quarter and 2020 quarter, respectively.
Other Income (Expense). Other income (expense) changed $3.4 million from other expense of $3.1 million in the 2020 quarter, to other income of $245,000 in the 2021 quarter. In the 2021 quarter, we recorded miscellaneous income of $245,000. In the 2020 quarter, we recorded other expense of $271,000 related to CMBX premiums and interest paid on collateral and a realized loss of $3.0 million on interest rate floors. These expenses were partially offset by other income of $118,000 and a realized gain on marketable securities of $4,000.
Interest expense and amortization of discounts and loan costs. Interest expense and amortization of discounts and loan costs decreased $52.3 million, or 59.4%, to $35.7 million during 2021 quarter compared to 2020 quarter. The decrease is primarily due to a decrease of $5.6 million from our Hotel Dispositions, lower default interest and late charges on mortgage loans previously in default of $42.7 million, a credit to interest expense in the 2021 quarter of $10.8 million related to the amortization of default interest and late charges recorded on mortgage loans previously in default and a decrease of $2.6 million at our comparable hotel properties primarily due to lower LIBOR rates. The average LIBOR rates in the 2021 quarter and 2020 quarter were 0.10% and 0.35%, respectively. These decreases were partially offset by an increase of $9.3 million attributable to the Oaktree term loan.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $1.1 million to $787,000 in the 2021 quarter compared to the 2020 quarter. In the 2021 quarter, we executed amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. In conjunction with these amendments, third-party fees incurred were $144,000 and Lismore fees incurred were $643,000, totaling $787,000. In the 2020 quarter, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments were $336,000 and fees paid to Lismore were $1.6 million, totaling $1.9 million.
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $10.6 million in the 2021 quarter, which related to the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities was $0 and $479,000 in the 2021 quarter and 2020 quarter, respectively, which was based on changes in closing market prices during the quarter. All marketable securities were sold in 2020.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $3.4 million from a gain of $192,000 in the 2020 quarter to a loss $3.2 million in the 2021 quarter. In the 2021 quarter, we recognized an unrealized loss of $319,000 on interest rate floors, an unrealized loss of $241,000 associated with interest rate caps and $2.7 million unrealized loss from the revaluation of the embedded debt derivative. In the 2020 quarter, we recognized unrealized gains of $3.4 million on interest rate floors of which $3.0 million is associated with the recognition of realized losses from the expiration of interest rate floors, partially offset by an unrealized loss of $3.2 million from CMBX tranches and $19,000 associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $2.8 million, from an income tax benefit of $2.2 million in the 2020 quarter to income tax expense of $572,000 in the 2021 quarter. This change was primarily due to an increase in the profitability of our TRS entities in the 2021 quarter compared to the 2020 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $13,000 and $120,000 in the 2021 quarter and the 2020 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $37.4 million in the 2020 quarter and $1.0 million in the 2021 quarter. Redeemable noncontrolling interests represented ownership interests of 1.36% and 14.79% in the operating partnership at June 30, 2021 and 2020, respectively.
Comparison of the Six Months Ended June 30, 2021 and 2020
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $121.5 million from $288.8 million for the six months ended June 30, 2020 (the “2020 period”) to $167.3 million for the six months ended June 30, 2021 ( the “2021 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $3.9 million, or 1.5%, to $257.1 million in the 2021 period compared to the 2020 period. This increase is attributable to higher rooms revenue of $24.1 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic, partially offset by a decrease of $20.2 million from our Hotel Dispositions. Our comparable hotel properties experienced a decrease of 17.6% in room rates and an increase of 1,280 basis points in occupancy.
Food and beverage revenue decreased $21.4 million, or 43.6%, to $27.7 million in the 2021 period compared to the 2020 period. This decrease is attributable to lower food and beverage revenue of $20.4 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and $1.0 million from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, spa and business interruption revenue, increased $1.9 million, or 8.9%, to $23.4 million in the 2021 period compared to the 2020 period. This increase is attributable to higher other revenue of $3.4 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic, partially offset by a decrease of $1.5 million from our Hotel Dispositions.
Hotel Operating Expenses. Hotel operating expenses decreased $42.3 million, or 15.8%, to $226.0 million in the 2021 period compared to the 2020 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $22.6 million in the 2021 period compared to the 2020 period, comprised of a decrease of $16.2 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and $6.4 million from our Hotel Dispositions. Direct expenses were 27.7% of total hotel revenue for the 2021 period and 33.4% for the 2020 period. Indirect expenses and management fees decreased $19.7 million in the 2021 period compared to the 2020 period, comprised of a decrease of $6.5 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and $13.2 million from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $6.6 million or 16.0%, to $34.6 million in the 2021 period compared to the 2020 period, which was primarily due to a decrease of $5.0 million from our Hotel Dispositions and $1.6 million at our comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $18.1 million or 13.8%, to $113.2 million in the 2021 period compared to the 2020 period, which consisted of lower deprecation of $10.0 million as a result of our Hotel Dispositions and lower depreciation of $8.2 million at our comparable hotel properties and WorldQuest.
Impairment Charges. Impairment charges were $0 and $55.2 million in the 2021 period and the 2020 period, respectively. In the 2020 period, we recorded an impairment charge in the first quarter of $27.6 million that was comprised of $13.9 million at the Columbus Hampton Inn Easton, $10.0 million at the Canonsburg Homewood Suites Pittsburgh Southpointe and $3.7 million at the Phoenix Hampton Inn Airport North as a result of reduced estimated cash flows resulting from the COVID-19 pandemic and changes to the expected holding periods of these hotel properties. In the second quarter we recorded an impairment charge of $27.6 million. On July 9, 2020, the non-recourse mortgage loan secured by eight hotel properties matured. The lender has provided notice of UCC sale, which provides that the respective lender will sell the subsidiaries of the Company that own the respective hotels in a public auction. As a result, as of June 30, 2020, the estimated fair value of each hotel property was compared to its carrying value. The impairment charge was comprised of $1.7 million at the Columbus Hampton Inn Easton, $1.8 million at the Canonsburg Homewood Suites Pittsburgh Southpointe, $9.5 million at the Billerica Courtyard, $6.1 million at the Wichita Courtyard, $3.0 million at the Washington Hampton Inn Pittsburgh Meadow Lands, $3.0 million at the Pittsburgh Hampton Inn Waterfront West Homestead and $2.4 million at the Stillwater Residence Inn. The impairment charges were based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
Advisory Services Fee. Advisory services fee increased $6.2 million, or 24.3%, to $31.7 million in the 2021 period compared to the 2020 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2021 period, the advisory services fee was comprised of a base advisory fee of $17.7 million, equity-based compensation of $4.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $3.2 million and incentive fees of $6.5 million. In the 2020 period, the advisory services fee was comprised of a base advisory fee of $17.5 million, equity-based compensation of $4.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., which is inclusive of a $1.9 million credit related to PSU forfeitures, and reimbursable expenses of $3.4 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $1.5 million, or 18.3%, to $9.7 million in the 2021 period compared to the 2020 period. The increase was primarily attributable to higher legal and professional fees of $3.6 million partially offset by a decrease of reimbursed operating expenses of Ashford Securities paid by Ashford Trust of $1.0 million, lower investment management expenses of 701,000, lower miscellaneous expenses of $397,000 and lower public company costs of $16,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain (loss) on disposition of assets and hotel properties changed decreased $3.3 million, from $3.6 million in the 2020 period to $292,000 in the 2021 period. The gain in the 2020 period related to the sale of the Annapolis Crowne Plaza. The gain in the 2021 period was primarily related to a franchise fee reimbursement related to the disposition of the Embassy Suites New York Manhattan Times Square.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities, which consists of our share of earnings/loss from OpenKey, was $278,000 in the 2021 period compared to $158,000 in the 2020 period.
Interest Income. Interest income was $13,000 and $652,000 in the 2021 period and the 2020 period, respectively.
Other Income (Expense). Other income (expense) changed $2.1 million from expense of $1.6 million in the 2020 period to income of $474,000 in the 2021 period. In the 2021 period, we recorded miscellaneous income of $474,000. In the 2020 period, we recorded expense of $540,000 from CMBX premiums and interest paid on collateral, a realized loss of $3.2 million on interest rate floors and other expense of $2,000. These expenses were partially offset by a realized gain of $2.1 million on sale of marketable securities and dividend income of $31,000.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $76.2 million, or 52.5%, to $69.0 million in the 2021 period compared to the 2020 period. The decrease is primarily due to a decrease of $11.5 million from our Hotel Dispositions, a decrease of $15.8 million at our comparable hotel properties primarily due to lower LIBOR rates, lower default interest and late charges on mortgage loans previously in default of $40.0 million and a credit to interest expense in the 2021 period of $27.6 million related to the amortization of default interest and late charges recorded on mortgage loans previously in default. These decreases were partially offset by an increase of $18.7 million attributable to the Oaktree term loan. The average LIBOR rates in the 2021 period and the 2020 period were 0.11% and 0.89%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $2.1 million to $4.2 million in the 2021 period compared to the 2020 period. In the 2021 period, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Lismore fees incurred in conjunction with these amendments were $4.3 million, which were partially offset by a net credit of $173,000 related to third-party fees, totaling $4.2 million. In the 2020 period, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments were $336,000 and fees paid to Lismore were $1.6 million, totaling $1.9 million. We also wrote-off unamortized loan costs of $47,000 and incurred other costs of $48,000 as a result of a loan refinance.
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $10.6 million in the 2021 period, which related to the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities was $0 and $(1.0) million in the 2021 period and the 2020 period, respectively, which was based on changes in closing market prices during the period. All marketable securities were sold in 2020.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $6.9 million from a $4.6 million unrealized gain in the 2020 period to a $2.3 million unrealized loss in the 2021 period. In the 2021 period, we recorded unrealized losses of $1.4 million from the revaluation of the embedded debt derivative, $390,000 from interest rate floors and $530,000 from interest rate caps. In the 2020 period, we recognized unrealized gains of $696,000 related to CMBX tranches, $4.0 million from interest rate floors of which $3.2 million is associated with the recognition of realized losses from the expiration of interest rate floors, partially offset by an unrealized loss of $70,000 associated with interest rate caps.

Income Tax (Expense) Benefit. Income tax (expense) benefit changed $2.2 million, from an income tax benefit of $1.9 million in the 2020 period to income tax expense of $301,000 in the 2021 period. This change was primarily due to an increase in the profitability of our TRS entities in the 2021 period compared to the 2020 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated losses of $94,000 and $168,000 in the 2021 period and the 2020 period, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $3.2 million and $55.0 million in the 2021 period and the 2020 period, respectively. Redeemable noncontrolling interests represented ownership interests of 1.36% and 14.79% in the operating partnership at June 30, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, in March 2020, the Company temporarily suspended operations at 23 of its 116 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of June 30, 2021, operations at one of the Company’s hotels remained temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company’s results of operations, financial position and cash flow throughout 2021 and for the foreseeable future. As a result, the Company suspended the quarterly cash dividend on its common stock beginning in the first quarter of fiscal year 2020, suspended the quarterly cash dividend on its preferred stock beginning in the second quarter of fiscal year 2020, reduced planned capital expenditures, and worked closely with its hotel managers to significantly reduce its hotels’ operating expenses.
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
The Company continues to have discussions with its lenders about potential loan modifications on its property level debt. As of August 4, 2021, forbearance agreements have been executed on most, but not all of our loans. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of June 30, 2021. See note 7 to our consolidated financial statements.
On January 15, 2021, the Company entered into a senior secured term loan facility comprised of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million. See note 7 to our consolidated financial statements.
As of June 30, 2021, the Company held cash and cash equivalents of $520.4 million and restricted cash of $70.1 million. We are currently experiencing significant variability in the operating cash flows of our hotel properties. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. The Company is also working more generally to contain costs while it experiences a significant decline in occupancy and RevPAR. The Company continues to suspend its quarterly cash dividend on its common and preferred stock and to look for opportunities to renegotiate cash obligations where possible. The Company continues to work closely with its hotel managers to significantly reduce its hotel operating expenses. The Company is dependent on its hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors arising from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed senior secured term loan facility with Oaktree and forbearance and other agreements with our property-level lenders, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
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
•the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses and will continue to take all necessary additional actions to preserve capital and liquidity; and
•as of June 30, 2021, the Company held cash and cash equivalents of $520.4 million and restricted cash of $70.1 million. The vast majority of the restricted cash comprises lender and manager held reserves. The Company has worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At June 30, 2021, there was also $15.9 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
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
Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts, primarily other corporate general and administrative expenditures, would require consent of our lenders. These cash trap provisions have been triggered on nearly all of our mortgage loans containing cash trap provisions. As of June 30, 2021, approximately $298,000 of our cash and cash equivalents were subject to these cash traps. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
We have extension options relating to certain property level loans that will permit us to extend the maturity date of our loans if certain conditions are satisfied at the respective extension dates, including the achievement of debt yield targets required in order to extend such loans. To the extent we decide to extend the maturity date of the debt outstanding under the loans, we may be required to prepay a significant amount of the loans in order to meet the required debt yield targets. There can be no assurances that we will be able to meet the conditions for extensions pursuant to the respective terms of such loans.
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
Debt Transactions
On January 15, 2021, the Company entered into the Oaktree Credit Agreement with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders” or “Oaktree”) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). The Oaktree Credit Agreement provides that, subject to the conditions set forth therein, the Lenders will make available to the borrower a senior secured term loan facility comprised of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million (the “Initial DDTL”) and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”), in each case to fund general corporate operations of the Company and its subsidiaries.
The Loans under the Oaktree Credit Agreement will bear interest (a) with respect to the Initial Term Loan and the Initial DDTL, at an annual rate equal to 16% for the first two years, reducing to 14% thereafter and (b) with respect to the Additional DDTL, at an annual rate equal to 18.5% for the first two years, reducing to 16.5% thereafter. Interest payments on the Loans will be due and payable in arrears on the last business day of March, June, September and December of each calendar year and the maturity date. For the first two years following the closing of the Oaktree Credit Agreement, the Borrower will have the option to pay accrued interest “in kind” by adding such amount of accrued interest to the outstanding principal balance of the Loans (such interest, “PIK Interest”). The initial maturity date of the Oaktree Credit Agreement (the “Maturity Date”) shall be three years, with two optional one-year extensions subject to satisfaction of certain terms and conditions. The Lenders shall, subject to certain terms, have the ability to make protective advances to the Borrower pursuant to the terms of the Oaktree Credit Agreement to cure defaults with respect to mortgage and mezzanine-level indebtedness of subsidiaries of the Borrower having principal balances in excess of $400 million.
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
In February 2021 the Company was informed by its lender that it had initiated foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secured the Company’s $19.4 million mortgage loan. The foreclosure proceedings were completed on April 29, 2021.
Equity Transactions
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2021 pursuant to the Repurchase Program.
From January 1, 2021 through August 4, 2021, the Company entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). Prior to the reverse stock split, during the period from January 1, 2021 through July 15, 2021, the Company exchanged a total of 59.7 million shares of its common stock for an aggregate of 7.7 million shares of preferred stock. After the reverse stock split the shares of common stock were adjusted to approximately 6.0 million. During the period from July 16, 2021 through August 4, 2021, the Company exchanged a total of 218,000 shares of its common stock for an aggregate of 136,000 shares of preferred stock.
On December 7, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”), entered into a purchase agreement. Upon entering into the First Lincoln Park Purchase Agreement, the Company issued 19,084 shares of common stock as consideration for Lincoln Park’s execution and delivery of the First Lincoln Park Purchase Agreement. Under the First Lincoln Park Purchase Agreement the Company issued approximately 1.0 million of common stock for gross proceeds of approximately $25.1 million.
On January 22, 2021, the Company entered into the SEDA with YA, pursuant to which the Company will be able to sell the Commitment Amount at the Company’s request any time during the commitment period. The Company has issued approximately 1.4 million shares of common stock for gross proceeds of approximately $40.6 million under the SEDA. As of June 30, 2021, all shares available under the SEDA were sold.
On March 12, 2021, the Company and Lincoln Park entered into a Second Lincoln Park Purchase Agreement (the “Second Lincoln Park Purchase Agreement”), which provided that subject to the terms and conditions set forth therein, the Company may issue or sell to Lincoln Park up to 2.1 million shares of the Company’s common stock, from time to time during the term of the Second Lincoln Park Purchase Agreement. Upon entering into the Second Lincoln Park Purchase Agreement, the Company issued 16,266 shares of common stock as consideration for Lincoln Park’s execution and delivery of the Purchase Agreement. The Company has issued approximately 2.0 million shares of common stock for gross proceeds of approximately $43.4 million under the Second Lincoln Park Purchase Agreement. As of June 30, 20211, all shares available under the Second Lincoln Park Purchase Agreement were sold.
On May 17, 2021, the Company and Keystone, entered into the Keystone Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to 3.1 million shares of the Company’s common stock, from time to time during the term of the Keystone Purchase Agreement. Upon entering into the Keystone Purchase Agreement, the Company issued 40,323 shares of common stock as consideration for Keystone’s execution and delivery of the Keystone Purchase Agreement. The Company issued approximately 3.1 million shares of common stock for gross proceeds of approximately $148.0 million. As of June 30, 2021, all shares available under the Keystone Purchase Agreement were sold.
On June 7, 2021, the Company entered into the Second YA SEDA with YA, pursuant to which the Company will be able to sell up to 3,790,455 shares of its common stock from time to time during the term of the Second YA SEDA. As of August 4, 2021, the Company has issued approximately 3.8 million shares of common stock for gross proceeds of approximately $165.4 million under the Second YA SEDA.

On June 18, 2021, the Company and Seven Knots, entered into the Seven Knots Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to Seven Knots up to 4.0 million shares of common stock of the Company, from time to time during the term of the Seven Knots Purchase Agreement. As of August 4, 2021, the Company has issued approximately 4.0 million shares of common stock for gross proceeds of approximately $81.3 million under the Seven Knots Purchase Agreement.
On July 2, 2021, the Company and B. Riley, entered into the “B. Riley Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to B. Riley up to 4.6 million shares of common stock, from time to time during the term of the B. Riley Purchase Agreement. As of August 4, 2021, the Company has issued approximately 600,000 shares of common stock for gross proceeds of approximately $9.4 million under the B. Riley Purchase Agreement. As of June 30, 2021, no shares available under the B. Riley Purchase Agreement were sold.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(114.6) million and $(64.8) million for the six months ended June 30, 2021 and 2020, respectively. Cash flows provided by/used in operations were impacted by the COVID-19 pandemic, changes in hotel operations, our hotel dispositions in 2020 and 2021 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2021, net cash flows used in investing activities were $4.4 million. Cash outflows consisted of $13.5 million for capital improvements made to various hotel properties, partially offset by cash inflows of $7.3 million from proceeds received from the sale of the Le Meridien Minneapolis and $1.8 million of proceeds from property insurance.
For the six months ended June 30, 2020, net cash flows used in investing activities were $25.0 million. Cash outflows primarily consisted of $29.8 million for capital improvements made to various hotel properties. Cash outflows were partially offset by $4.7 million from proceeds received from the sale of the Crowne Plaza Annapolis.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2021, net cash flows provided by financing activities were $542.2 million. Cash inflows consisted of $195.5 million from borrowings on indebtedness, net of commitment fee and $371.5 million of net proceeds from issuances of common stock, partially offset by cash outflows of $5.8 million for repayments of indebtedness, $18.2 million for payments of loan costs and exit fees and $785,000 of payments for derivatives.
For the six months ended June 30, 2020, net cash flows used in financing activities were $47.7 million. Cash outflows primarily consisting of $96.3 million for repayments of indebtedness, $28.6 million for dividend payments to common and preferred stockholders and unitholders and $10.3 million for payments of loan costs and exit fees, partially offset by cash inflows of $88.0 million from borrowings on indebtedness.
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
CONTRACTUAL OBLIGATIONS
There have been no material changes, outside of the ordinary course of business, as of June 30, 2021, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K, other than in February 2021, the Company was informed by its lender that it had initiated foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secured the Company’s $19.4 million mortgage loan. The foreclosure process was completed on April 29, 2021. Also, the Company remains in default on its $50.1 million mortgage loan secured by the Overland Park Courtyard Kansas City, Residence Inn Salt Lake City and Residence Inn Orlando and its $6.3 million mortgage loan secured by the Manchester Courtyard.
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
We then further adjust EBITDAre to exclude certain additional items such as gain/loss on insurance settlements, write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, dead deal costs, uninsured remediation costs, advisory services incentive fee and non-cash items such as amortization of unfavorable contract liabilities, gain/loss on extinguishment of debt, non-cash stock/unit-based compensation, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(65,261)	$(242,086)	$(170,651)	$(344,006)
Interest expense and amortization of discounts and loan costs	35,736	88,082	69,000	145,167
Depreciation and amortization	55,595	65,016	113,222	131,366
Income tax expense (benefit)	572	(2,188)	301	(1,885)
Equity in (earnings) loss of unconsolidated entities	141	79	278	158
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(140)	(78)	(275)	(156)
EBITDA	26,643	(91,175)	11,875	(69,356)
Impairment charges on real estate	—	27,605	—	55,218
(Gain) loss on disposition of assets and hotel properties	(361)	6	(292)	(3,617)
EBITDAre	26,282	(63,564)	11,583	(17,755)
Amortization of unfavorable contract liabilities	53	59	106	108
(Gain) loss on insurance settlements	—	(148)	—	(148)
Write-off of premiums, loan costs and exit fees	787	1,935	4,166	2,030
(Gain) loss on extinguishment of debt	(10,604)	—	(10,604)	—
Other (income) expense, net	(245)	3,150	(474)	1,659
Transaction and conversion costs	413	1,794	1,922	2,535
Legal, advisory and settlement costs	1,849	40	4,496	185
Unrealized (gain) loss on marketable securities	—	(479)	—	998
Unrealized (gain) loss on derivatives	3,236	(192)	2,317	(4,614)
Dead deal costs	—	16	689	117
Uninsured remediation costs	—	—	374	—
Non-cash stock/unit-based compensation	3,105	841	5,049	5,747
Advisory services incentive fee	6,472	—	6,472	—
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	2	3	12	9
Adjusted EBITDAre	$31,350	$(56,545)	$26,108	$(9,129)

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets and hotel properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes gain/loss on extinguishment of debt, gain/loss on insurance settlements, write-off of premiums, loan costs and exit fees, other income/expense, net transaction and conversion costs, legal, advisory, and settlement costs, dead deal costs, uninsured remediation costs and non-cash items such as non-cash stock/unit-based compensation, amortization of loan costs, amortization of the term loan discount, advisory services incentive fee, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(65,261)	$(242,086)	$(170,651)	$(344,006)
(Income) loss attributable to noncontrolling interest in consolidated entities	13	120	94	168
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	956	37,350	3,227	55,021
Preferred dividends	2,709	(10,644)	3,527	(21,288)
Gain (loss) on extinguishment of preferred stock	(7,887)	—	2,748	—
Net income (loss) attributable to common stockholders	(69,470)	(215,260)	(161,055)	(310,105)
Depreciation and amortization of real estate	55,559	64,970	113,149	131,268
(Gain) loss on disposition of assets and hotel properties	(361)	6	(292)	(3,617)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(956)	(37,350)	(3,227)	(55,021)
Equity in (earnings) loss of unconsolidated entities	141	79	278	158
Impairment charges on real estate	—	27,605	—	55,218
Company’s portion of FFO of unconsolidated entities (OpenKey)	(140)	(79)	(276)	(158)
FFO available to common stockholders and OP unitholders	(15,227)	(160,029)	(51,423)	(182,257)
(Gain) loss on extinguishment of preferred stock	7,887	—	(2,748)	—
Write-off of premiums, loan costs and exit fees	787	1,935	4,166	2,030
(Gain) loss on extinguishment of debt	(10,604)	—	(10,604)	—
(Gain) loss on insurance settlements	—	(148)	—	(148)
Other (income) expense, net	(245)	3,150	(474)	1,659
Transaction and conversion costs	413	1,794	2,296	2,535
Legal, advisory and settlement costs	1,849	40	4,496	185
Unrealized (gain) loss on marketable securities	—	(479)	—	998
Unrealized (gain) loss on derivatives	3,236	(192)	2,317	(4,614)
Dead deal costs	—	16	689	117
Uninsured remediation costs	—	—	374	—
Non-cash stock/unit-based compensation	3,105	841	5,049	5,747
Amortization of term loan exit fee	211	—	2,660	—
Amortization of loan costs	2,866	3,536	7,757	10,116
Advisory services incentive fee	6,472	—	6,472	—
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	2	3	12	9
Adjusted FFO available to common stockholders and OP unitholders	$752	$(149,533)	$(28,961)	$(163,623)

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of June 30, 2021:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hilton	Ft. Worth, TX	Full service	294	100	294
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	349	100	349
Marriott	Dallas, TX	Full service	265	100	273
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	499	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Renaissance (3)	Palm Springs, CA	Full service	410	100	410
Total			22,313		22,286
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
At June 30, 2021, our total indebtedness of $3.9 billion included $3.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2021 would be approximately $8.7 million annually. Interest rate changes have no impact on the remaining $427.9 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2021, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
We hold an interest rate floor with a notional amount totaling $25.0 million and a strike rate of 1.25%. Our total exposure is capped at our initial upfront costs totaling $19,000. This instrument has a termination date of November 2021.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorneys’ fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of June 30, 2021, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgement in favor of the plaintiffs. Based on the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, of further appeals related to this matter, the Company is analyzing whether to continue to appeal and vigorously defend this matter or to pursue an out-of-court settlement. The Company believes it is probable that it will ultimately incur a loss from this litigation. As a result, the Company has recorded an accrual of approximately $1.8 million as of June 30, 2021. The final outcome could result in a loss of up to approximately $10 million in excess of the amount accrued, plus additional interest and attorneys’ fees.
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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2021, no amounts have been accrued.
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
On June 26, 2018, we entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. and Ashford LLC, which generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by us that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). The ERFP Agreement terminated in accordance with its terms on June 26, 2021. We continue to be entitled to receive an additional $11.4 million in payments from Ashford LLC with respect to our purchase of the Embassy Suites New York Manhattan Times Square in 2019. On March 13, 2020, an extension agreement was entered into whereby the due date for such payment was extended to December 31, 2022. It is uncertain whether Ashford LLC will be able to make this payment and, if such payment is made, the timing of such payment. Furthermore, if Ashford Inc. and Ashford LLC do not fulfill their contractual obligations pursuant to the ERFP Agreement or the extension agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with Ashford Inc. and Ashford LLC, and legal action against either party could negatively impact that relationship.
Additionally, under the terms of the Advisory Agreement, we are required on a going forward basis to pay an asset management fee to our advisor, Ashford Inc., with respect to any hotel purchased with money funded pursuant to the ERFP Agreement, even after such hotel is disposed of, including as a result of foreclosure. As a result, if any hotel purchased with funds provided pursuant to the ERFP Agreement is foreclosed upon or otherwise disposed of, including the Embassy Suites New York Manhattan Times Square or the Hilton Scotts Valley hotel in Santa Cruz, California (the property level secured debt of which is in default and has been accelerated by the lender), we will still be obligated to pay Ashford Inc. an asset management fee as if we continued to own the hotels. Additionally, we would be required to replace the furniture, fixtures and equipment (“FF&E”) we previously sold to Ashford Inc. in any hotel that was foreclosed upon with new FF&E from a different hotel. These obligations continue despite expiration of the ERFP Agreement although additional hotels will not be purchased pursuant to the ERFP Agreement. On August 21, 2020, we announced that the Embassy Suites New York Manhattan Times Square was sold subject to the loan and the proceeds of the sale were used to repay the mezzanine loans for the properties. On November 5, 2020, the independent members of the board of directors of Ashford Inc. waived the requirement of the Company to provide replacement FF&E.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	907	$—	(2)	—	$200,000,000
May 1 to May 31	480	—	(2)	—	200,000,000
June 1 to June 30	827	—	(2)	—	200,000,000
Total	2,214	$—		—
____________________
(1)On December 5, 2017, the board of directors reapproved the Repurchase Program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations.
(2)There is no cost associated with the forfeiture of 907, 480 and 827 restricted shares of our common stock in April, May and June, respectively.
During the period between April 1, 2021 and June 30, 2021, the Company exchanged a total of 3.0 million shares of its common stock for an aggregate of 3.3 million shares of preferred stock with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock. The issuance of the shares of the common stock was made by the Company pursuant to the exemption from the registration requirements of Section 3(a)(9) of the Securities Act act on the basis that these offers constituted an exchange with existing holders of the Company’s securities. No commission or other remuneration was paid to any party for soliciting such exchange and the transactions did not involve a public offering. In consideration for the common share issuances, the Company received the preferred shares from the stockholders, which preferred shares were cancelled and of no further effect.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, in order to preserve liquidity, the Company suspended the quarterly cash dividend on its preferred stock beginning with the second quarter of fiscal year 2020. As of the date of this report, the total arrearage of unpaid cash dividends due on each of our 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock is approximately $3,475,000, $3,390,000, $4,401,000, $3,417,000 and $3,263,000 respectively.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS

Exhibit	Description
3.1
Articles of Amendment and Restatement, as amended by Amendment Number One to Articles of Amendment and Restatement (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed May 15, 2015)

3.2	Amendment Number Two to Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on May 22, 2017) (File No. 00131775)

3.3	Articles of Amendment to the Company’s charter (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 1, 2020) (File No. 001-31775)

Exhibit	Description
3.4
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015 and by Amendment No. 3 on August 2, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 8, 2016) (File No. 001-31775)

10.1
Amendment No. 9 to the Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 16, 2021)(File No. 001-31775)

10.2
Amendment No. 1 to the 2021 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated July 16, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on July 16, 2021) (File No. 001-31775)

10.3
Common Stock Purchase Agreement, dated as of May 17, 2021, by and between the Company and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 18, 2021) (File No. 001-31775)

10.4
Registration Rights Agreement, dated as of May 17, 2021, by and between the Company and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 18, 2021) (File No. 001-31775).

10.5
Standby Equity Distribution Agreement, dated as of June 7, 2021, by and between Ashford Hospitality Trust, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 8, 2021) (File No. 001-31775).

10.6
Common Stock Purchase Agreement, dated as of June 18, 2021, by and between the Company and Seven Knots Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 21, 2021) (File No. 001-31775).

10.7
Registration Rights Agreement, dated as of June 18, 2021, by and between the Company and Seven Knots Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 21, 2021) (File No. 001-31775).

10.8
Common Stock Purchase Agreement, dated as of July 2, 2021, by and between the Company and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 2, 2021) (File No. 001-31775).

10.9
Registration Rights Agreement, dated as of July 2, 2021, by and between the Company and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on July 2, 2021) (File No. 001-31775).

10.10*
Amendment No. 1 to the Master Project Management Agreement, dated May 28, 2021, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership.

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

99.1
Second Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III, dated as of January 4, 2021 (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on January 5, 2021)(File No. 001-31775)

99.2
Consulting and Cooperation Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC, and Robert G. Haiman, dated as of June 30, 2021 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 30, 2021)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Submitted electronically with this report.

Exhibit	Description
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	August 6, 2021	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	August 6, 2021	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer