Form 10-Q
period 2021-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2021-11-08
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	33,855,495
(Class)	Outstanding at November 4, 2021

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Investments in hotel properties, net	$3,259,168	$3,426,982
Cash and cash equivalents	672,961	92,905
Restricted cash	84,985	74,408
Accounts receivable, net of allowance of $521 and $441, respectively	38,284	21,760
Inventories	2,958	2,447
Notes receivable, net	8,642	8,263
Investment in unconsolidated entity	2,638	2,811
Deferred costs, net	5,735	1,851
Prepaid expenses	15,554	18,401
Derivative assets	71	263
Operating lease right-of-use assets	44,471	45,008
Other assets	20,245	23,303
Intangible assets	797	797
Due from Ashford Inc., net	1,264	—
Due from related parties, net	7,319	5,801
Due from third-party hotel managers	24,077	9,383
Total assets	$4,189,169	$3,734,383
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net	$3,918,639	$3,728,911
Accounts payable and accrued expenses	118,267	99,954
Accrued interest payable	16,964	98,685
Dividends and distributions payable	236	868
Due to Ashford Inc., net	—	13,383
Due to related parties, net	800	—
Due to third-party hotel managers	958	184
Intangible liabilities, net	2,197	2,257
Operating lease liabilities	44,948	45,309
Other liabilities	4,958	5,336
Total liabilities	4,107,967	3,994,887
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	23,133	22,951
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,271,231 and 1,791,461 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	13	18
Series F Cumulative Preferred Stock, 1,379,044 and 2,891,440 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	14	29
Series G Cumulative Preferred Stock, 1,721,170 and 4,422,623 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	17	44
Series H Cumulative Preferred Stock, 1,353,415 and 2,668,637 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	13	27
Series I Cumulative Preferred Stock, 1,271,923 and 3,391,349 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	13	34
Common stock, $0.01 par value, 400,000,000 shares authorized, 32,557,527 and 6,436,250 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	326	64
Additional paid-in capital	2,362,080	1,809,455
Accumulated deficit	(2,304,489)	(2,093,292)
Total stockholders’ equity (deficit) of the Company	57,987	(283,621)
Noncontrolling interest in consolidated entities	82	166
Total equity (deficit)	58,069	(283,455)
Total liabilities and equity/deficit	$4,189,169	$3,734,383
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Rooms	$202,119	$79,599	$459,264	$332,845
Food and beverage	29,744	5,000	57,487	54,147
Other hotel revenue	14,944	8,111	38,358	29,612
Total hotel revenue	246,807	92,710	555,109	416,604
Other	627	333	1,567	1,381
Total revenue	247,434	93,043	556,676	417,985
EXPENSES
Hotel operating expenses:
Rooms	48,035	19,752	109,095	84,860
Food and beverage	22,750	4,904	42,860	43,268
Other expenses	92,581	53,424	224,422	203,279
Management fees	8,976	5,070	21,944	20,008
Total hotel expenses	172,342	83,150	398,321	351,415
Property taxes, insurance and other	17,222	20,876	51,821	62,048
Depreciation and amortization	53,069	62,909	166,291	194,275
Impairment charges	—	29,926	—	85,144
Advisory services fee	7,395	12,333	39,110	37,848
Corporate, general and administrative	2,414	8,004	12,113	16,204
Total expenses	252,442	217,198	667,656	746,934
Gain (loss) on disposition of assets and hotel properties	103	(40,370)	395	(36,753)
OPERATING INCOME (LOSS)	(4,905)	(164,525)	(110,585)	(365,702)
Equity in earnings (loss) of unconsolidated entities	(145)	(121)	(423)	(279)
Interest income	124	12	137	664
Other income (expense)	208	(6,179)	682	(7,806)
Interest expense and amortization of discounts and loan costs	(43,003)	(66,994)	(112,003)	(212,161)
Write-off of premiums, loan costs and exit fees	(1,034)	(9,469)	(5,200)	(11,499)
Gain (loss) on extinguishment of debt	1,292	90,325	11,896	90,325
Unrealized gain (loss) on marketable securities	—	(758)	—	(1,756)
Unrealized gain (loss) on derivatives	6,029	6,449	3,712	11,063
INCOME (LOSS) BEFORE INCOME TAXES	(41,434)	(151,260)	(211,784)	(497,151)
Income tax (expense) benefit	(2,615)	(366)	(2,916)	1,519
NET INCOME (LOSS)	(44,049)	(151,626)	(214,700)	(495,632)
(Income) loss attributable to noncontrolling interest in consolidated entities	(10)	72	84	240
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	367	22,273	3,594	77,294
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(43,692)	(129,281)	(211,022)	(418,098)
Preferred dividends	(2,039)	(10,644)	1,488	(31,932)
Gain (loss) on extinguishment of preferred stock	(1,789)	—	959	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(47,520)	$(139,925)	$(208,575)	$(450,030)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.70)	$(118.91)	$(11.89)	$(419.19)
Weighted average common shares outstanding – basic	28,033	1,177	17,520	1,072
Diluted:
Net income (loss) attributable to common stockholders	$(1.70)	$(118.91)	$(11.89)	$(419.19)
Weighted average common shares outstanding – diluted	28,033	1,177	17,520	1,072
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(44,049)	$(151,626)	$(214,700)	$(495,632)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(44,049)	(151,626)	(214,700)	(495,632)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(10)	72	84	240
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	367	22,273	3,594	77,294
Comprehensive income (loss) attributable to the Company	$(43,692)	$(129,281)	$(211,022)	$(418,098)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	1,316	$13	1,471	$15	1,910	$19	1,458	$14	1,392	$14	22,321	$223	$2,181,467	$(2,264,954)	$72	$(83,117)	$28,906
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,948	—	—	1,948	542
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—	9,297	93	176,879	—	—	176,972	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2	(2)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	5,946	—	5,946	(5,946)
Extinguishment of preferred stock	(45)	—	(92)	(1)	(189)	(2)	(105)	(1)	(120)	(1)	941	10	1,784	(1,789)	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,692)	10	(43,682)	(367)
Balance at September 30, 2021	1,271	$13	1,379	$14	1,721	$17	1,353	$13	1,272	$13	32,558	$326	$2,362,080	$(2,304,489)	$82	$58,069	$23,133

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,791	$18	2,891	$29	4,423	$44	2,669	$27	3,391	$34	6,436	$64	$1,809,455	$(2,093,292)	$166	$(283,455)	$22,951
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(1)	—	(46)	—	—	(46)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	5,486	—	—	5,486	2,053
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	251	3	(3)	—	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—	19,009	190	548,091	—	—	548,281	—
PSU dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	178	—	178	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1	—	43	—	—	43	(43)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	454
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,312)	—	(1,312)	1,312
Extinguishment of preferred stock	(520)	(5)	(1,512)	(15)	(2,702)	(27)	(1,316)	(14)	(2,119)	(21)	6,865	69	(946)	959	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(211,022)	(84)	(211,106)	(3,594)
Balance at September 30, 2021	1,271	$13	1,379	$14	1,721	$17	1,353	$13	1,272	$13	32,558	$326	$2,362,080	$(2,304,489)	$82	$58,069	$23,133

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	1,048	$10	$1,830,030	$(1,868,968)	$336	$(38,366)	$30,332
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	—	(2)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,539	—	—	1,539	1,054
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	3	—	(17)	—	—	(17)	(107)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	412	4	11,052	—	—	11,056	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,526)	—	(11,526)	11,526
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(129,281)	(72)	(129,353)	(22,273)
Balance at September 30, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	1,463	$14	$1,842,602	$(2,009,775)	$264	$(166,669)	$20,532

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	1,021	$10	$1,826,564	$(1,558,038)	$504	$269,266	$69,870
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(3)	—	(399)	—	—	(399)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	4,426	—	—	4,426	3,914
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(5)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	18	—	—	—	—	—	—
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—	—	—	—	—	—	—	—	—	605	—	605	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	412	4	11,052	—	—	11,056	—
Dividends declared – preferred stock - Series D ($.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)	—
Dividends declared – preferred stock - Series F ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)	—
Dividends declared – preferred stock - Series G ($.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)	—
Dividends declared – preferred stock - Series H ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)	—
Dividends declared – preferred stock - Series I ($.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	20	—	959	—	—	959	(959)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,401
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,600)	—	(23,600)	23,600
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(418,098)	(240)	(418,338)	(77,294)
Balance at September 30, 2020	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	1,463	$14	$1,842,602	$(2,009,775)	$264	$(166,669)	$20,532
See Notes to Consolidated Financial Statements

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(214,700)	$(495,632)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	166,291	194,275
Impairment charges	—	85,144
Amortization of intangibles	98	(220)
Recognition of deferred income	(374)	(644)
Bad debt expense	1,491	1,680
Deferred income tax expense (benefit)	(113)	(647)
Equity in (earnings) loss of unconsolidated entities	423	279
(Gain) loss on disposition of assets and hotel properties	(395)	36,753
(Gain) loss on extinguishment of debt	(11,896)	(90,325)
Realized and unrealized (gain) loss on marketable securities	—	(386)
Purchases of marketable securities	—	(1,997)
Sales of marketable securities	—	15,233
Net settlement of trading derivatives	—	1,610
Realized and unrealized (gain) loss on derivatives	(3,712)	(1,558)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	(12,132)	19,118
Equity-based compensation	7,539	8,340
Amortization of parking asset	—	117
Non-cash interest income	(591)	(635)
Paid-in kind interest expense	23,574	—
Changes in operating assets and liabilities, exclusive of the effect of dispositions of hotel properties:
Accounts receivable and inventories	(20,199)	18,811
Prepaid expenses and other assets	(1,418)	(1,871)
Operating lease right-of-use assets	358	697
Operating lease liabilities	(361)	(448)
Accounts payable and accrued expenses and accrued interest payable	(21,496)	125,944
Due to/from related parties	(718)	(2,996)
Due to/from third-party hotel managers	(14,170)	119
Due to/from Ashford Inc., net	(11,024)	1,443
Other liabilities	(4)	(11,088)
Net cash provided by (used in) operating activities	(113,529)	(98,884)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(19,018)	(41,600)
Net proceeds from disposition of assets and hotel properties	7,543	38,763
Proceeds from property insurance	2,000	514
Investment in unconsolidated entity	(250)	(430)
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	—	(1,113)
Net cash provided by (used in) investing activities	(9,725)	(3,866)
Cash Flows from Financing Activities
Borrowings on indebtedness, net of commitment fee	293,500	88,000
Repayments of indebtedness	(106,690)	(131,844)
Payments for loan costs and exit fees	(20,494)	(23,412)
Payments for dividends and distributions	—	(28,619)
Purchases of common stock	(46)	(398)
Payments for derivatives	(824)	(83)
Proceeds from common stock offerings	548,441	11,310
Net cash provided by (used in) financing activities	713,887	(85,046)
Net increase (decrease) in cash, cash equivalents and restricted cash	590,633	(187,796)
Cash, cash equivalents and restricted cash at beginning of period	167,313	398,207
Cash, cash equivalents and restricted cash and at end of period	$757,946	$210,411

	Nine Months Ended September 30,
	2021	2020
Supplemental Cash Flow Information
Interest paid	$153,873	$59,732
Income taxes paid (refunded)	2,602	1,345
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$4,700	$9,300
Accrued stock offering costs	160	—
Buyer assumption of debt in hotel disposition	—	108,750
Non-cash extinguishment of debt	9,604	179,030
Non-cash loan principal associated with default interest and late charges	32,626	40,713
Non-cash loan proceeds associated with accrued interest and legal fees	—	6,251
Non-cash extinguishment of preferred stock	197,093	—
Issuance of common stock from preferred stock exchanges	196,134	—
Debt discount associated with embedded debt derivative	43,680	—
Credit facility commitment fee	4,500	—
Dividends and distributions declared but not paid	236	868
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$92,905	$262,636
Restricted cash at beginning of period	74,408	135,571
Cash, cash equivalents and restricted cash at beginning of period	$167,313	$398,207

Cash and cash equivalents at end of period	$672,961	$120,916
Restricted cash at end of period	84,985	89,495
Cash, cash equivalents and restricted cash at end of period	$757,946	$210,411
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of September 30, 2021, we owned interests in the following assets:
•100 consolidated hotel properties, including 98 directly owned and two owned through a majority-owned investment in a consolidated entity, which represent 22,313 total rooms (or 22,286 net rooms excluding those attributable to our partner);
•88 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”); and
•16.7% ownership in OpenKey with a carrying value of $2.6 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2021, our 100 hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
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
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, project management services, debt placement and related services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, broker-dealer and distribution services and mobile key technology.
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
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and the extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR, and we expect the significant occupancy and RevPAR declines

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
associated with COVID-19 to continue, as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. The Company continues to have discussions with two of its lenders about potential loan modifications on its property level debt. See note 7.
On January 15, 2021, the Company entered into a senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”) comprised of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans (the “Initial DDTL”) in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans (the “Additional DDTL”) in an aggregate principal amount of up to $100 million. On October 12, 2021, the Oaktree Agreement was amended. See notes 7 and 18.
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
As of September 30, 2021, the Company held cash and cash equivalents of $673.0 million and restricted cash of $85.0 million. The vast majority of the restricted cash comprises lender and manager held reserves. During 2020, the Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. In December 2020, the board of directors approved our dividend policy for 2021, which continued the suspension of the Company’s dividend into 2021 in light of the ongoing uncertainty from the COVID-19 pandemic and to protect liquidity.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel or potentially cause state and local governments to reinstate travel restrictions. As a result of these factors arising from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed senior secured term loan facility with Oaktree Capital Management L.P. and forbearance and other agreements with our property-level lenders, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that the facts and circumstances that previously gave rise to substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued have been resolved. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Recently Adopted Accounting Standards—In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. We adopted the standard effective January 1, 2021, and the adoption of this standard did not have a material impact on our consolidated financial statements.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impact that ASU 2020-06 may have on our consolidated financial statements and related disclosures.

3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended September 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$14,233	$2,672	$1,229	$—	$18,134
Boston, MA Area	2	10,651	795	1,015	—	12,461
Dallas / Ft. Worth Area	7	9,424	1,301	772	—	11,497
Houston, TX Area	3	5,463	897	117	—	6,477
Los Angeles, CA Metro Area	6	16,085	2,695	1,476	—	20,256
Miami, FL Metro Area	2	4,491	1,220	195	—	5,906
Minneapolis - St. Paul, MN - WI Area	2	2,714	567	664	—	3,945
Nashville, TN Area	1	11,868	4,073	809	—	16,750
New York / New Jersey Metro Area	6	11,957	3,216	572	—	15,745
Orlando, FL Area	2	4,256	167	373	—	4,796
Philadelphia, PA Area	3	5,806	403	204	—	6,413
San Diego, CA Area	2	4,208	152	373	—	4,733
San Francisco - Oakland, CA Metro Area	7	13,035	870	673	—	14,578
Tampa, FL Area	2	4,231	521	229	—	4,981
Washington D.C. - MD - VA Area	9	16,296	2,172	1,295	—	19,763
Other Areas	37	66,426	7,984	4,733	—	79,143
Orlando WorldQuest	—	975	39	215	—	1,229
Corporate	—	—	—	—	627	627
Total	100	$202,119	$29,744	$14,944	$627	$247,434

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$5,803	$450	$667	$—	$6,920
Boston, MA Area	2	1,691	25	509	—	2,225
Dallas / Ft. Worth Area	7	3,204	341	379	—	3,924
Houston, TX Area	3	2,592	360	88	—	3,040
Los Angeles, CA Metro Area	6	7,205	406	704	—	8,315
Miami, FL Metro Area	2	639	27	41	—	707
Minneapolis - St. Paul, MN - WI Area	2	696	40	39	—	775
Nashville, TN Area	1	841	126	210	—	1,177
New York / New Jersey Metro Area	6	4,311	267	306	—	4,884
Orlando, FL Area	2	1,020	36	142	—	1,198
Philadelphia, PA Area	3	2,904	394	95	—	3,393
San Diego, CA Area	2	1,548	32	196	—	1,776
San Francisco - Oakland, CA Metro Area	7	7,914	64	400	—	8,378
Tampa, FL Area	2	1,529	81	255	—	1,865
Washington D.C. - MD - VA Area	9	4,527	99	487	—	5,113
Other Areas	37	29,232	2,215	3,075	—	34,522
Orlando WorldQuest	—	133	—	58	—	191
Disposed properties	16	3,810	37	460	—	4,307
Corporate	—	—	—	—	333	333
Total	116	$79,599	$5,000	$8,111	$333	$93,043

	Nine Months Ended September 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$32,795	$5,685	$3,124	$—	$41,604
Boston, MA Area	2	16,589	1,206	2,573	—	20,368
Dallas / Ft. Worth Area	7	25,084	3,207	1,916	—	30,207
Houston, TX Area	3	13,906	1,931	348	—	16,185
Los Angeles, CA Metro Area	6	37,326	4,994	3,536	—	45,856
Miami, FL Metro Area	2	13,252	2,433	531	—	16,216
Minneapolis - St. Paul, MN - WI Area	2	5,361	1,256	779	—	7,396
Nashville, TN Area	1	20,806	7,010	2,204	—	30,020
New York / New Jersey Metro Area	6	21,857	5,273	1,426	—	28,556
Orlando, FL Area	2	11,383	453	1,112	—	12,948
Philadelphia, PA Area	3	11,946	688	475	—	13,109
San Diego, CA Area	2	8,918	307	938	—	10,163
San Francisco - Oakland, CA Metro Area	7	29,586	1,395	1,910	—	32,891
Tampa, FL Area	2	14,806	1,522	623	—	16,951
Washington D.C. - MD - VA Area	9	35,477	3,413	3,299	—	42,189
Other Areas	37	156,402	16,578	12,873	—	185,853
Orlando WorldQuest	—	2,681	128	628	—	3,437
Disposed properties	3	1,089	8	63	—	1,160
Corporate	—	—	—	—	1,567	1,567
Total	103	$459,264	$57,487	$38,358	$1,567	$556,676

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$20,955	$4,509	$2,279	$—	$27,743
Boston, MA Area	2	8,171	855	2,011	—	11,037
Dallas / Ft. Worth Area	7	17,963	4,319	1,496	—	23,778
Houston, TX Area	3	8,863	2,662	319	—	11,844
Los Angeles, CA Metro Area	6	26,794	3,834	2,133	—	32,761
Miami, FL Metro Area	2	7,255	2,342	211	—	9,808
Minneapolis - St. Paul, MN - WI Area	2	3,440	925	163	—	4,528
Nashville, TN Area	1	10,551	5,240	1,251	—	17,042
New York / New Jersey Metro Area	6	17,413	3,614	1,187	—	22,214
Orlando, FL Area	2	6,636	461	785	—	7,882
Philadelphia, PA Area	3	7,555	1,195	274	—	9,024
San Diego, CA Area	2	5,539	280	502	—	6,321
San Francisco - Oakland, CA Metro Area	7	27,472	2,132	1,344	—	30,948
Tampa, FL Area	2	8,944	2,247	668	—	11,859
Washington D.C. - MD - VA Area	9	26,624	4,517	2,707	—	33,848
Other Areas	37	102,373	13,904	9,787	—	126,064
Orlando WorldQuest	—	1,215	25	433	—	1,673
Disposed properties	17	25,082	1,086	2,062	—	28,230
Corporate	—	—	—	—	1,381	1,381
Total	117	$332,845	$54,147	$29,612	$1,381	$417,985
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$626,938	$630,690
Buildings and improvements	3,717,733	3,751,588
Furniture, fixtures and equipment	320,580	388,428
Construction in progress	7,462	16,192
Condominium properties	11,132	11,707
Total cost	4,683,845	4,798,605
Accumulated depreciation	(1,424,677)	(1,371,623)
Investments in hotel properties, net	$3,259,168	$3,426,982
5. Hotel Disposition and Impairment Charges
Hotel Dispositions
On January 20, 2021, the Company sold the Le Meridien in Minneapolis, Minnesota, for approximately $7.9 million in cash. The sale resulted in a loss of approximately $90,000 for the nine months ended September 30, 2021, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statement of operations.
In February 2021, the Company was informed by its lender that it had initiated foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secured the Company’s $19.4 million mortgage loan. The foreclosure proceedings were completed on April 29, 2021 and resulted in a gain on extinguishment of debt of approximately $10.6 million for the nine months ended September 30, 2021, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations. See note 7.
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for a list of fiscal year 2020 and 2021 hotel property dispositions. The following table includes condensed financial

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
information from hotel property dispositions that occurred in 2020 and 2021 for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total hotel revenue	$—	$4,307	$1,160	$28,230
Total hotel operating expenses	—	(3,509)	(1,345)	(24,443)
Gain (loss) on disposition of assets and hotel properties	—	(40,370)	237	(36,753)
Property taxes, insurance and other	—	(1,861)	(141)	(6,978)
Depreciation and amortization	—	(3,311)	(206)	(13,480)
Impairment charges	—	(29,926)	—	(85,144)
Operating income (loss)	—	(74,670)	(295)	(138,568)
Interest income	—	1	—	11
Interest expense and amortization of discounts and loan costs	—	(7,084)	(624)	(22,570)
Write-off of premiums, loan costs and exit fees	—	548	—	(21)
Gain (loss) on extinguishment of debt	—	90,325	10,604	90,325
Income (loss) before income taxes	—	9,120	9,685	(70,823)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	—	(1,252)	(182)	10,442
Net income (loss) before income taxes attributable to the Company	$—	$7,868	$9,503	$(60,381)
Impairment Charges
For the three and nine months ended September 30, 2021, no impairment charges were recorded.
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
On July 9, 2020, the non-recourse mortgage loan secured by the Rockbridge Portfolio matured. The lender provided notice of UCC sale, which resulted in the sale of the subsidiaries of the Company that own the respective hotels in a public auction. As a result, the estimated fair value of each hotel property was compared to its carrying value, as of June 30, 2020. During the three months ended June 30, 2020, an impairment charge totaling $27.6 million was recorded that was comprised of $1.7 million at the Columbus Hampton Inn Easton, $3.0 million at the Pittsburgh Hampton Inn Waterfront West Homestead, $3.0 million at the Washington Hampton Inn Pittsburgh Meadow Lands, $1.8 million at the Cannonsburg Homewood Suites Pittsburgh Southpointe, $2.4 million at the Stillwater Residence Inn, $9.5 million at the Billerica Courtyard by Marriott Boston, and $6.1 million at the Wichita Courtyard by Marriott Old Town resulting from the difference between the estimated fair value of the property as compared to the net book value at June 30, 2020. We engaged a third-party valuation expert to assist in determining the fair value of the hotel properties. Each impairment charge was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques. No further impairment was required during the third quarter of 2020 for the properties, which were disposed of on August 19, 2020.
In conjunction with the disposition of the W Minneapolis, we engaged a third party valuation expert to assist in determining the fair value of the hotel property. For the three months ended September 30, 2020, we recorded an impairment charge of $29.9 million, the difference between the estimated fair value of the property as compared to the net book value at September 15, 2020. The impairment charge was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Investment in Unconsolidated Entity
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. On July 12, 2021, the Company made an additional investment of $250,000 in OpenKey. As of September 30, 2021, the Company has made investments in OpenKey totaling $5.3 million.
We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No such impairment was recorded for the three and nine months ended September 30, 2021 and 2020, respectively.
The following table summarizes our carrying value and ownership interest in OpenKey:

	September 30, 2021	December 31, 2020
Carrying value of the investment in OpenKey (in thousands)	$2,638	$2,811
Ownership interest in OpenKey	16.7%	17.5%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2021	2020	2021	2020
Equity in earnings (loss) of unconsolidated entities	$(145)	$(121)	$(423)	$(279)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					September 30, 2021	December 31, 2020
Indebtedness	Collateral	Maturity	Interest Rate (1)	Default Rate (2)	Debt Balance	Debt Balance
Mortgage loan	1 hotel	November 2021	6.26%	n/a	$78,614	$84,544
Mortgage loan (4)	17 hotels	November 2021	LIBOR(3) + 3.00%	n/a	419,000	419,000
Mortgage loan (5)	1 hotel	November 2021	LIBOR(3) + 2.55%	n/a	25,000	25,000
Mortgage loan (6)	8 hotels	February 2022	LIBOR(3) + 3.07%	n/a	395,000	395,000
Mortgage loan (7)	2 hotels	March 2022	LIBOR(3) + 2.75%	n/a	240,000	240,000
Mortgage loan (8)	19 hotels	April 2022	LIBOR(3) + 3.20%	n/a	914,281	914,281
Mortgage loan (9)	7 hotels	June 2022	LIBOR(3) + 3.65%	n/a	180,720	180,720
Mortgage loan (9)	7 hotels	June 2022	LIBOR(3) + 3.39%	n/a	174,400	174,400
Mortgage loan (9)	5 hotels	June 2022	LIBOR(3) + 3.73%	n/a	221,040	221,040
Mortgage loan (9)	5 hotels	June 2022	LIBOR(3) + 4.02%	n/a	262,640	262,640
Mortgage loan (9)	5 hotels	June 2022	LIBOR(3) + 3.68%	n/a	215,120	215,120
Mortgage loan (9)	5 hotels	June 2022	LIBOR(3) + 2.73%	n/a	160,000	160,000
Mortgage loan (10)	1 hotel	July 2022	LIBOR(3) + 3.95%	n/a	33,200	34,200
Mortgage loan (11) (12)	1 hotel	November 2022	LIBOR(3) + 2.00%	n/a	—	98,259
Mortgage loan (13)	1 hotel	December 2022	LIBOR(3) + 2.25%	n/a	16,100	16,100
Mortgage loan (14)	1 hotel	January 2023	LIBOR(3) + 3.40%	n/a	37,000	37,000
Mortgage loan	1 hotel	June 2023	LIBOR(3)+ 2.45%	n/a	73,450	73,450
Mortgage loan	1 hotel	January 2024	5.49%	n/a	6,527	6,706
Mortgage loan	1 hotel	January 2024	5.49%	n/a	9,526	9,786
Term loan (15)	Equity	January 2024	16.00%	n/a	223,574	—
Mortgage loan (16)	1 hotel	May 2024	4.99%	5.00%	6,260	6,260
Mortgage loan	1 hotel	June 2024	LIBOR(3) + 2.00%	n/a	8,881	8,881
Mortgage loan	2 hotels	August 2024	4.85%	n/a	11,551	11,774
Mortgage loan	3 hotels	August 2024	4.90%	n/a	23,100	23,542
Mortgage loan (16)	3 hotels	February 2025	4.45%	4.00%	50,098	50,098
Mortgage loan (17)	2 hotels	February 2025	4.45%	n/a	—	19,369
Mortgage loan	1 hotel	March 2025	4.66%	n/a	24,019	24,415
Mortgage loan (12)	1 hotel	August 2025	LIBOR(3) + 3.80%	n/a	98,000	—
					3,907,101	3,711,585
Premiums (discounts), net					(39,362)	(288)
Capitalized default interest and late charges					26,733	27,444
Deferred loan costs, net					(14,785)	(9,830)
Embedded debt derivative					38,952	—
Indebtedness, net					$3,918,639	$3,728,911
_____________________________
(1)    Interest rates do not include default or late payment rates in effect on some mortgage loans.
(2)    Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of September 30, 2021. The default rate is accrued in addition to the stated interest rate.
(3)    LIBOR rates were 0.080% and 0.144% at September 30, 2021 and December 31, 2020, respectively.
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
(12)    On August 25, 2021, we refinanced this mortgage loan totaling $97.4 million with a new $98.0 million mortgage loan with a four-year initial term and one, one-year extension option, subject to the satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 3.80%.
(13)     This mortgage loan has two one-year extension option, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.25%.
(14)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(15)    Effective January 15, 2021, we entered into a term loan agreement with an initial draw of $200 million and a total commitment of $450 million. During the initial two year term, interest shall be paid-in-kind by capitalizing the accrued amount. The initial draw of this term loan is interest only and bears interest at a fixed rate of 16.0% for the first two years and 14.0% thereafter. This term loan has a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions.
(16)     As of September 30, 2021, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations.
(17)    Effective April 29, 2021, we disposed of the properties securing this mortgage loan. The assets and liabilities associated with this mortgage loan have been removed from the Company's consolidated balance sheet.
On January 15, 2021, the Company entered into a credit agreement (as amended, the “Oaktree Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders” or “Oaktree”) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). The Oaktree Credit Agreement provides that, subject to the conditions set forth therein, the Lenders will make available to the borrower a senior secured term loan facility comprised of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million (the “Initial DDTL”) and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”), in each case to fund general corporate operations of the Company and its subsidiaries.
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
Prior to the amendment described in note 18, based on the provisions in the Oaktree Credit Agreement, the Company was required to pay an exit fee as follows: upon the earliest of the repayment of the Loans in full (including as a result of a change of control, as defined in the Oaktree Credit Agreement), the Maturity Date, or the acceleration of the Loans following an event of default, as defined in the Oaktree Credit Agreement, the borrower shall pay an exit fee at the Lender’s election of either:
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
In February 2021 the Company was informed by its lender that it had initiated foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secured the Company’s $19.4 million mortgage loan. The foreclosure proceedings were completed on April 29, 2021 and resulted in a gain on extinguishment of debt of approximately $10.6 million for the nine months ended September 30, 2021, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
Additionally, as a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into the loan balance was $32.6 million during the nine months ended September 30, 2021. The amount of the capitalized principal that was amortized during the three and nine months ended September 30, 2021, was $4.3 million and $31.9 million, respectively. The amount of the capitalized principal that was amortized during the three and nine months ended September 30, 2020 was $4.8 million and $4.8 million, respectively. These amounts are included in “interest expense and amortization of discounts and loan costs” in the consolidated statement of operations.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2021	2020	2021	2020
Interest expense and amortization of discount and loan costs	$(1,913)	$57	$(4,606)	$170
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of September 30, 2021, we were in compliance with all covenants related to mortgage loans for which we entered into forbearance and other agreements. We were also in compliance with all covenants under the Oaktree Credit Agreement. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Notes Receivable, net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	September 30, 2021	December 31, 2020
Construction Financing Note (1) (5)
Face amount	7.0%	$4,000	$4,000
Discount (2)		—	(143)
		4,000	3,857
Certificate of Occupancy Note (3) (5)
Face amount	7.0%	$5,250	$5,250
Discount (4)		(608)	(844)
		4,642	4,406
Notes receivable, net		$8,642	$8,263
____________________________________
(1)    The outstanding principal balance and all accrued and unpaid interest shall be due and payable on or before the earlier of (i) the buyer closing on third-party institutional financing for the construction of improvements on the property, (ii) three years after the development commencement date, or (iii) July 9, 2024.
(2)    The discount represents the imputed interest during the interest-free period. Interest began accruing on July 9, 2021.
(3)    The outstanding principal balance and all accrued and unpaid interest shall be due and payable on or before July 9, 2025.
(4)    The discount represents the imputed interest during the interest-free period. Interest begins accruing on July 9, 2023.
(5)     The notes receivable are secured by the 1.65-acre land parcel adjacent to the Hilton St. Petersburg Bayfront.
Cash interest income of $63,000 was recorded for the three and nine months ended September 30, 2021. No cash interest income was recorded for the three and nine months ended September 30, 2020.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2021	2020	2021	2020
Other income (expense)	$87	$140	$379	$412
On January 1, 2020, we adopted the provisions of ASC Topic 326, Financial Instruments - Credit Losses. Upon adoption, we evaluated the notes and other receivables under the criteria in ASC Topic 326. Upon adoption, we determined that the expected credit loss associated with the notes and other receivables was immaterial. As of September 30, 2021 and December 31, 2020, the expected credit loss associated with the notes and other receivables continues to be immaterial.
Other consideration received from the sale of the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront is summarized in the table below (dollars in thousands):

	Imputed Interest Rate	December 31, 2020
Future ownership rights of parking parcel	7.0%	$4,100
Imputed interest		372
		$4,472	(1)
____________________________________
(1)    Included in “other assets” in the consolidated balance sheet.
On August 31, 2021, we obtained access to the parking parcel and capitalized $4.7 million to “investment in hotel properties, net” in the consolidated balance sheet. For the three months ended September 30, 2021 and 2020, we received reimbursement of $80,000 and $120,000 of parking fees and recognized income of $80,000 and $4,000, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel is in development. For the nine months ended September 30, 2021 and 2020, we received reimbursement of $320,000 and $120,000 of parking fees and recognized income of $89,000 and $4,000, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel is in development. On August 31, 2021, the parking parcel was completed and we obtained access to utilize the parking parcel.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
For the three and nine months ended September 30, 2021 and 2020, respectively, we recognized imputed interest income as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2021	2020	2021	2020
Other income (expense)	$54	$76	$211	$223
We recognized amortization expense related to the free use of parking easement as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2021	2020	2021	2020
Other income (expense)	$—	$—	$—	$(117)

9. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and our cash flows. The interest rate derivatives currently include interest rate caps and interest rate floors. These derivatives are subject to master netting settlement arrangements. To mitigate the nonperformance risk, we routinely use a third-party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Nine Months Ended September 30,
	2021		2020
Interest rate caps:
Notional amount (in thousands)	$3,304,301	(1)	$457,000	(1)
Strike rate low end of range	2.50%		3.00%
Strike rate high end of range	4.00%		4.00%
Effective date range	January 2021 - August 2021		January 2020 - September 2020
Termination date range	November 2021 - September 2023		February 2021 - February 2022
Total cost (in thousands)	$574		$83
_______________
(1)These instruments were not designated as cash flow hedges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We held interest rate instruments as summarized in the table below:

	September 30, 2021		December 31, 2020
Interest rate caps:
Notional amount (in thousands)	$3,511,301	(1)	$842,000	(1)
Strike rate low end of range	2.50%		3.00%
Strike rate high end of range	4.00%		4.00%
Termination date range	November 2021 - September 2023		February 2021 - February 2022
Aggregate principal balance on corresponding mortgage loans (in thousands)	$3,358,301		$697,000

Interest rate floors: (2)
Notional amount (in thousands)	$25,000	(1)	$25,000	(1)
Strike rate low end of range	1.25%		1.25%
Strike rate high end of range	1.25%		1.25%
Termination date range	November 2021		November 2021
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
Fair values of credit default swaps are obtained from a third-party who publishes various information including the index composition and price data (Level 2 inputs). The fair value of credit default swaps does not contain credit-risk-related adjustments as the change in fair value is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty.
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
The derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the September 30, 2021 reporting date. The risk neutral model is designed to utilize market data and the valuation specialist’s best estimates of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the risk-free rate was the discount rate utilized in the valuation and was determined based on reference to market yields for U.S. treasury debt instruments with similar terms;
•the recovery rate assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of September 30, 2021.
The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at January 1, 2021	$—
Additions	43,680
Re-measurement of fair value	(1,279)
Balance at March 31, 2021	$42,401
Re-measurement of fair value	2,676
Balance at June 30, 2021	$45,077
Re-measurement of fair value	(6,125)
Balance at September 30, 2021	$38,952
Fair values of hotel properties are based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach (Level 3 inputs). See note 5.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2021, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.080% to 1.188% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2021:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$51	$—	$51	(1)
Interest rate derivatives - caps	—	20	—	20	(1)
Total	$—	$71	$—	$71
Liabilities
Embedded debt derivative	—	—	(38,952)	(38,952)	(2)
Net	$—	$71	$(38,952)	$(38,881)

December 31, 2020:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$263	$—	$263	(1)
Total	$—	$263	$—	$263
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

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2021		2020
Assets
Derivative assets:
Interest rate derivatives - floors	$(72)		$(95)
Interest rate derivatives - caps	(24)		(59)
Credit default swaps	—		323	(4)
	(96)		169
Non-derivative assets:
Equity	—		(724)
Total	(96)		(555)
Liabilities
Derivative liabilities:
Embedded debt derivative	6,125		—
Net	$6,029		$(555)

Total combined
Interest rate derivatives - floors	$(72)		$6,185
Interest rate derivatives - caps	(24)		(59)
Credit default swaps	—		323
Embedded debt derivative	6,125		—
Unrealized gain (loss) on derivatives	6,029	(1)	6,449	(1)
Realized gain (loss) on interest rate floors	—		(6,280)	(2)
Unrealized gain (loss) on marketable securities	—		(758)	(3)
Realized gain (loss) on marketable securities	—		34	(2)
Net	$6,029		$(555)
____________________________________
(1)    Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Included in “other income (expense)” in our consolidated statements of operations.
(3)    Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.
(4)    Excludes costs of $271 for the three months ended September 30, 2020 included in “other income (expense)” associated with credit default swaps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2021		2020
Assets
Derivative assets:
Interest rate derivatives - floors	$(462)		$668
Interest rate derivatives - caps	(554)		(129)
Credit default swaps	—		1,019	(4)
	(1,016)		1,558
Non-derivative assets:
Equity	—		386
Total	(1,016)		1,944

Liabilities
Derivative liabilities:
Embedded debt derivative	4,728		—
Net	$3,712		$1,944

Total combined
Interest rate derivatives - floors	$(462)		$10,173
Interest rate derivatives - caps	(554)		(129)
Credit default swaps	—		1,019
Embedded debt derivative	4,728		—
Unrealized gain (loss) on derivatives	3,712	(1)	11,063	(1)
Realized gain (loss) on options on interest rate floors	—		(9,505)	(2)
Unrealized gain (loss) on marketable securities	—		(1,756)	(3)
Realized gain (loss) on marketable securities	—		2,142	(2)
Net	$3,712		$1,944
____________________________________
(1)    Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Included in “other income (expense)” in our consolidated statements of operations.
(3)    Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.
(4)    Excludes costs of $881 for the nine months ended September 30, 2020, included in “other income (expense)” associated with credit default swaps.

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

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$71	$71	$263	$263
Embedded debt derivative	38,952	38,952	—	—

Financial assets not measured at fair value:
Cash and cash equivalents	$672,961	$672,961	$92,905	$92,905
Restricted cash	84,985	84,985	74,408	74,408
Accounts receivable, net	38,284	38,284	21,760	21,760
Notes receivable, net	8,642	$8,210 to $9,074	8,263	$7,850 to $8,676
Due from Ashford Inc., net	1,264	1,264	—	—
Due from related parties, net	7,319	7,319	5,801	5,801
Due from third-party hotel managers	24,077	24,077	9,383	9,383

Financial liabilities not measured at fair value:
Indebtedness	$3,867,739	$3,413,404 to $3,772,713	$3,711,297	$3,167,369 to $3,500,777
Accounts payable and accrued expenses	118,267	118,267	99,954	99,954
Accrued interest payable	16,964	16,964	98,685	98,685
Dividends and distributions payable	236	236	868	868
Due to Ashford Inc., net	—	—	13,383	13,383
Due to related parties, net	800	800	—	—
Due to third-party hotel managers	958	958	184	184
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $8.6 million at September 30, 2021 and approximately 95.0% to 105.0% of the carrying value of $8.3 million as of December 31, 2020.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 88.3% to 97.5% of the carrying value of $3.9 billion at September 30, 2021 and approximately 85.3% to 94.3% of the carrying value of $3.7 billion at December 31, 2020. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(43,692)	$(129,281)	$(211,022)	$(418,098)
Less: Dividends on preferred stock	(2,039)	(10,644)	—	(31,932)
Add: Dividend reversal on preferred stock, net (1)	—	—	1,488	—
Add: Gain (loss) on extinguishment of preferred stock	(1,789)	—	959	—
Add: Claw back of dividends on unvested performance stock units	—	—	178	605
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(47,520)	$(139,925)	$(208,397)	$(449,425)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic and diluted	28,033	1,177	17,520	1,072

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.70)	$(118.91)	$(11.89)	$(419.19)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.70)	$(118.91)	$(11.89)	$(419.19)
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
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(367)	(1)	$(22,273)	(1)	$(3,594)	(1)	$(77,294)	(1)
Total	$(367)		$(22,273)		$(3,594)		$(77,294)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	—		—		26		1
Effect of unvested performance stock units	—		—		12		—
Effect of assumed conversion of operating partnership units	216		187		220		188
Effect of contingently issuable shares	—		2		—		—
Effect of assumed issuance of shares for term loan exit fee	1,745		—		1,648		—
Total	1,961		189		1,906		189
_______________
(1)Inclusive of preferred stock dividend of $16 and reversal of $41 for the three and nine months ended September 30, 2021 and a reversal of $1.4 million and $3.0 million for the three and nine months ended September 30, 2020, respectively, allocated to redeemable noncontrolling interests in operating partnership.

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
With respect to the 2019 and 2020 award agreements, the number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literatures. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition. During the nine months ended September 30, 2021, approximately 58,000 performance-based LTIP units were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $454,000.
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
As of September 30, 2021, there were approximately 129,000 Performance LTIP units, representing 200% of the target number granted for the 2019 and 2020 grants and 250% for the 2021 grants outstanding.
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of the Company’s 2021 Stock Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until stockholder approval is obtained. Stockholder approval was obtained on May 12, 2021.
In May 2021, the Company: i) granted approximately 122,000 Performance LTIP units with a fair value of approximately $2.7 million and a vesting period of three years; ii) issued approximately 15,000 LTIP units to independent directors with a fair value of approximately $397,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2021; and iii) granted approximately 54,000 LTIP units with a fair value of approximately $1.4 million and a vesting period of three years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of September 30, 2021, we have issued a total of approximately 322,000 LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 17,000 units (5,000 of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common units converted to stock	—	—	1	20
Fair value of common units converted	$—	$—	$41	$959
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	September 30, 2021	December 31, 2020
Redeemable noncontrolling interests (in thousands)	$23,133	$22,951
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	187,378	186,763
Ownership percentage of operating partnership	0.77%	8.51%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allocated net (income) loss to the redeemable noncontrolling interests	$367	$22,273	$3,594	$77,294
Performance LTIP dividend claw back upon cancellation	—	—	(454)	(1,401)
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
In May 2021, approximately 7,000 shares of common stock were issued to independent directors with a fair value of approximately $186,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2021.
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
With respect to the 2019 and 2020 award agreements, the number of PSUs actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition. During the nine months ended September 30, 2021, 29,000 PSUs were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $178,000.
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
Upon entering into the First Lincoln Park Purchase Agreement, the Company issued 19,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the First Lincoln Park Purchase Agreement. Under the First Lincoln Park Purchase Agreement the Company issued approximately 1.0 million shares of common stock for gross proceeds of approximately $25.1 million. As of September 30, 2021, all shares available under the First Lincoln Park Purchase Agreement were sold.
The issuance activity is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Shares sold to Lincoln Park	—	205
Gross proceeds received	$—	$4,590
On March 12, 2021, the Company and Lincoln Park entered into an additional purchase agreement (the “Second Lincoln Park Purchase Agreement”), which provided that subject to the terms and conditions set forth therein, the Company may issue or sell to Lincoln Park up to approximately 2.1 million shares of the Company’s common stock from time to time during the term of the Second Lincoln Park Purchase Agreement.
Upon entering into the Second Lincoln Park Purchase Agreement, the Company issued 16,000 shares of common stock as consideration for Lincoln Park’s execution and delivery of the Second Lincoln Park Purchase Agreement. As of September 30, 2021, all shares available under the Second Lincoln Park Purchase Agreement were sold.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The issuance activity is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Shares sold to Lincoln Park	—	2,050
Additional commitment shares	—	16
Total shares issued to Lincoln Park	—	2,066

Gross proceeds received	$—	$43,586
Common Stock Resale Agreements—On May 17, 2021, the Company and Keystone Capital Partners, LLC (“Keystone”) entered into a common stock purchase agreement (the “Keystone Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to approximately 3.1 million shares of the Company’s common stock, from time to time during the term of the Keystone Purchase Agreement.
Upon entering into the Keystone Purchase Agreement, the Company issued to Keystone 4,000 shares of common stock as consideration for Keystone’s commitment to purchase shares of common stock upon the Company’s direction under the Keystone Purchase Agreement. As of September 30, 2021, all shares available under the Keystone Purchase Agreement were sold.
The issuance activity is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Shares sold to Keystone	—	3,062
Additional commitment shares	—	4
Total shares issued to Keystone	—	3,066

Gross proceeds received	$—	$147,961
Common Stock Standby Equity Distribution Agreement—On January 22, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd., (“YA”), pursuant to which the Company will be able to sell up to approximately 1.4 million shares of its common stock at the Company’s request any time during the commitment period commencing on January 22, 2021. As of September 30, 2021, all shares available under the SEDA were sold.
The issuance activity is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Shares sold to YA	—	1,372
Gross proceeds received	$—	$40,556
On June 7, 2021, the Company entered into a second Standby Equity Distribution Agreement (the “Second YA SEDA”) with YA, pursuant to which the Company will be able to sell up to approximately 3.8 million shares of its common stock (the “Commitment Amount”) at the Company’s request any time during the commitment period commencing on June 7, 2021, and terminating on the earliest of (i) the first day of the month next following the 36-month anniversary of the Second YA SEDA or (ii) the date on which YA shall have made payment of Advances (as defined in the Second YA SEDA) pursuant to the Second YA SEDA for shares of the Company’s common stock equal to the Commitment Amount (the “Commitment Period”). Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the Second YA SEDA would be purchased at 95% of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP (as defined below) of the Company’s common stock during the five consecutive trading days commencing on the trading day following the date the Company submits an advance notice to YA. “VWAP” means, for any

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
trading day, the daily volume weighted average price of the Company’s common stock for such date on the principal market as reported by Bloomberg L.P. during regular trading hours.
There are no other restrictions on future financing transactions. The Second YA SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $5,000 structuring fee. As of September 30, 2021, all shares available under the second YA SEDA were sold.
The issuance activity is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Shares sold to YA	787	3,790
Gross proceeds received	$3,034	$165,391
Common Stock Resale Agreement—On June 18, 2021, the Company and Seven Knots, LLC (“Seven Knots) entered into a purchase agreement (the “Seven Knots Purchase Agreement”) pursuant to which the Company may issue or sell to Seven Knots up to approximately 4.0 million shares of the Company’s common stock from time to time during the term of the Seven Knots Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Seven Knots under the Seven Knots Purchase Agreement. The Company filed a registration statement on Form S-11 on June 21, 2021, which was deemed effective by the SEC on July 1, 2021.
As of September 30, 2021, all shares available under the Seven Knots Purchase Agreement were sold.
The issuance activity is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Shares sold to Seven Knots	4,009	4,009
Gross proceeds received	$81,279	$81,279
Common Stock Resale Agreement—On July 2, 2021, the Company and B. Riley Principal Capital, LLC (“B. Riley”) entered into a purchase agreement (the “B. Riley Purchase Agreement”) pursuant to which the Company may issue or sell to B. Riley up to approximately 4.6 million shares of the Company’s common stock from time to time during the term of the B. Riley Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Seven Knots under the Seven Knots Purchase Agreement. The Company filed a registration statement on Form S-11 on July 2, 2021, which was deemed effective by the SEC on July 15, 2021.
The issuance activity is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Shares sold to B. Riley	4,500	4,500
Gross proceeds received	$66,199	$66,199
Common Stock Resale Agreement—On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”) pursuant to which the Company may issue or sell to M3A up to 6.0 million shares of the Company’s common stock from time to time during the term of the M3A Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to M3A under the M3A Purchase Agreement. The Company filed a registration statement on Form S-11 on September 10, 2021, which was deemed effective by the SEC on September 29, 2021. No shares were issued under the M3A Purchase Agreement as of September 30, 2021.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Preferred Dividends—The board of directors did not declare a quarterly preferred stock dividend for the three months ended September 30, 2021 and 2020.

The table below presents the accumulated but unpaid dividends in arrears as of September 30, 2021 (in thousands):

September 30, 2021
8.45% Series D Cumulative Preferred Stock ($2.64/share)	$4,028
7.375% Series F Cumulative Preferred Stock ($2.30/share)	3,814
7.375% Series G Cumulative Preferred Stock ($2.30/share)	4,760
7.50% Series H Cumulative Preferred Stock ($2.34/share)	3,806
7.50% Series I Cumulative Preferred Stock ($2.34/share)	3,577
Total	$19,985
From January 1, 2021 through September 30, 2021, Ashford Trust entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The table below summarizes the activity (in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)
8.45% Series D Cumulative Preferred Stock	45	82	81	520	3,992	471
7.375% Series F Cumulative Preferred Stock	92	162	162	1,512	10,943	1,240
7.375% Series G Cumulative Preferred Stock	189	335	335	2,702	21,009	2,402
7.50% Series H Cumulative Preferred Stock	105	436	177	1,316	9,945	1,129
7.50% Series I Cumulative Preferred Stock	120	328	186	2,119	14,698	1,623
	551	1,343	941	8,169	60,587	6,865
____________________________________
(1)    Reflects the number of shares issued after the adjustment for the reverse stock split.
Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares of our common stock or preferred stock were repurchased under the Repurchase Program during the three and nine months ended September 30, 2021 and 2020, respectively.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advisory services fee
Base advisory fee	$9,476	$8,654	$27,217	$26,128
Reimbursable expenses (1)	2,412	1,557	6,702	4,955
Equity-based compensation (2)	1,979	2,122	5,191	6,765	(3)
Incentive fee	(6,472)	—	—	—
Total advisory services fee	$7,395	$12,333	$39,110	$37,848
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
(3)    During the nine months ended September 30, 2020, 7,000 PSUs were forfeited as a result of the separation of an executive officer from the Company. The forfeiture resulted in a credit to equity based compensation expense of approximately $1.9 million for the nine months ended September 30, 2020.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due from related parties, net as of September 30, 2021 and December 31, 2020 includes a $1.2 million security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
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
Lismore
On March 20, 2020, Lismore Capital II LLC (formerly known as Lismore Capital LLC) (“Lismore”), a subsidiary of Ashford Inc., entered into an agreement with the Company to seek modifications, forbearances or refinancings of the Company’s loans (the “Lismore Agreement”). Pursuant to the Lismore Agreement, Lismore shall, during the agreement term (which commenced on March 20, 2020 and shall end on the date that is 12 months following the commencement date, or upon it being terminated by Ashford Trust on not less than 30 days’ written notice) negotiate the refinancing, modification or forbearance of the existing mortgage debt on Ashford Trust’s hotels. For the purposes of the Lismore Agreement, financing shall include, without limitation, senior or subordinate loan financing provided in any single transaction or a combination of transactions, including mortgage loan financing, mezzanine loan financing, or subordinate loan financing encumbering the applicable hotel or unsecured loan financing.
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
Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of September 30, 2021, the Company has paid $5.1 million related to periodic installments of which approximately $5.0 million has been expensed in accordance with the agreement. Additionally, the independent members of the board of directors of Ashford Inc. accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. Approximately $156,000 may be offset against fees under the agreement that are eligible for claw back under the agreement. As of September 30, 2021 approximately $1.4 million of the payments are included in “other assets.” Further, the Company has incurred approximately $8.7 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. For the three and nine months ended September 30, 2021, the Company recognized expense of $643,000 and $5.0 million, which is included in “write-off of premiums, loan costs and exit

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
fees.” For the three and nine months ended September 30, 2020, the Company has recognized expense of $9.2 million and $10.7 million, respectively, which is included in “write-off of premiums, loan costs and exit fees.”
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
The Company also paid Lismore a fee of $784,000 for the refinance of the Hilton Boston Back Bay mortgage loan.
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
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed to Ashford Securities. The Initial True-Up Date did not occur and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an Amended and Restated true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised on their behalf, respectively, through Ashford Securities. As of September 30, 2021, Ashford Trust has funded approximately $3.5 million. As of September 30, 2021 and December 31, 2020, $632,000 and $85,000, respectively, of the pre-funded amounts were included in “other assets” on our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2021	2020	2021	2020
Corporate, general and administrative	$—	$591	$19	$1,604
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
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Ashford Trust provides written notice to the other at least 60 days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement.
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
Design and Construction Services
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s design and construction business, we entered into a design and construction services agreement with Ashford Inc.’s subsidiary, Premier Project Management LLC (“Premier”), pursuant to which Premier provides design and construction services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the design and construction services agreement, we pay Premier: (a) design and construction fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision. On March 20, 2020, we amended the design and construction services agreement to provide that Premier’s fees shall be paid by the Company to Premier upon the completion of any work provided by third-party vendors to the Company.
Hotel Management Services
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. As a result of the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At September 30, 2021, Remington Hotels managed 68 of our 100 hotel properties and the WorldQuest condominium properties.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We pay monthly hotel management fees equal to the greater of approximately $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
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
Braemar
As of September 30, 2021, the Company has an $800,000 payable to Braemar, included in Due to related parties, net. The payable relates to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off.
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2021, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at September 30, 2021, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2021 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2021	2020	2021	2020
Other hotel expenses	$11,641	$4,808	$27,695	$22,069
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2021, we pay monthly hotel management fees equal to the greater of approximately $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2021 through 2038, with renewal options. If

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of September 30, 2021, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of 20 years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorneys’ fees are still ongoing. As of September 30, 2021, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgement in favor of the plaintiffs. Based on the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, of further appeals related to this matter, the Company is analyzing whether to continue to appeal and vigorously defend this matter or to pursue an out-of-court settlement. The Company believes it is probable that it will ultimately incur a loss from this litigation. As a result, the Company has recorded an accrual of approximately $4.2 million as of September 30, 2021. The final outcome could result in a loss of up to approximately $8 million in excess of the amount accrued, plus additional interest and attorneys’ fees.
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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2021, no amounts have been accrued.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of September 30, 2021 and December 31, 2020, all of our hotel properties were domestically located.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
18. Subsequent Events
From October 1, 2021 through November 4, 2021, we entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock in reliance on Section 3(a)(9) of the Securities Act. During this period, the Company exchanged approximately 875,000 shares of its common stock for an aggregate of approximately 458,000 shares of preferred stock.
On November 1, 2021, we refinanced our $78.6 million mortgage loan, secured by the Marriott Gateway Crystal City in Arlington, Virginia. The new mortgage loan totals $86.0 million. The initial funding for the loan was $84.0 million, with the additional $2.0 million available to fund debt service for the first 30 months of the loan, if needed. The new mortgage loan is interest only and provides for an interest rate of LIBOR + 4.65%. The mortgage loan has a three-year term with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Marriott Gateway Crystal City.
Oaktree Credit Agreement
October 12, 2021, the Company entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) with the Lenders and the Administrative Agent. Amendment No. 1, subject to the conditions set forth therein, among other items: (i) extends the commitment period of the Initial DDTL and Additional DDTL from 30 months to 42 months after the initial closing date of the Credit Agreement, if the Initial Term Loans are repaid in full prior to the expiration of such commitment period (the “DDTL Commitment Period”); (ii) suspends the Company’s obligations to comply with certain covenants during the DDTL Commitment Period if no Loans or accrued interest thereon are outstanding; (iii) suspends the Company’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of the Company’s preferred stock and the Company has sufficient unrestricted cash to repay in full all outstanding Loans; (iv) permits the Lenders to, at any time, elect to receive the exit fee in warrants for the purchase of common stock of the Company equal to 19.9% of all common stock outstanding on the closing date of the senior secured credit facility subject to certain upward or downward adjustments; and (v) provides that in the event prior to the termination of the facility, the Lenders elect to receive the exit fee in warrants and any of such warrants are sold at a price per share of common stock in excess of $40, all obligations owing to the Lenders shall be reduced by an amount equal to 25% of the amount of such excess consideration, subject to certain adjustments.

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
EXECUTIVE OVERVIEW
General
As of September 30, 2021, we owned 100 consolidated hotel properties, including 98 hotel properties directly owned, and two hotel properties owned through a majority-owned investment in a consolidated entity, which represents 22,313 total rooms, or 22,286 net rooms excluding those attributable to our partner. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2021, Remington Hotels, a subsidiary of Ashford Inc., managed 68 of our 100 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, broker-dealer and distribution services and mobile key technology.
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of September 30, 2021, owned approximately 609,413 shares of Ashford Inc. common stock, which represented an approximate 20.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of September 30, 2021, would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.6%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
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
The Company continues to have discussions with two of its lenders about potential loan modifications on its property level debt. See note 7 to our consolidated financial statements.
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
As of September 30, 2021, the Company held cash and cash equivalents of $673.0 million and restricted cash of $85.0 million. The vast majority of the restricted cash comprises lender and manager held reserves. At September 30, 2021, there was also $24.1 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. During 2020, the Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. In December 2020, the board of directors approved our dividend policy for 2021, which continued the suspension of the Company’s dividend into 2021 in light of the ongoing uncertainty from the COVID-19 pandemic and to protect liquidity. We are currently experiencing significant variability in the operating cash flows of our hotel properties. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. The Company is also working more generally to contain costs while it experiences a significant decline in occupancy and RevPAR. The Company continues to suspend its quarterly cash dividend on its common and preferred stock and to look for opportunities to renegotiate cash obligations where possible. The Company continues to work closely with its hotel managers to significantly reduce its hotel operating expenses. The Company is dependent on its hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel or potentially cause state and local governments to reinstate travel restrictions. As a result of these factors arising from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed senior secured term loan facility with Oaktree Capital Management L.P. and forbearance and other agreements with our property-level lenders, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that the facts and circumstances that previously gave rise to substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued have been resolved. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
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
•the Company has suspended its preferred stock dividends; and
•the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses and will continue to take all necessary additional actions to preserve capital and liquidity.
Recent Developments
On July 2, 2021, the Company and B. Riley, entered into the B. Riley Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to B. Riley up to 4.6 million shares of common stock, from time to time during the term of the B. Riley Purchase Agreement. As of November 4, 2021, the Company has issued approximately 4.6 million shares of common stock for gross proceeds of approximately $68.0 million under the B. Riley Purchase Agreement.
On July 12, 2021, the Company made an additional investment in OpenKey of approximately $250,000.
On August 25, 2021, we refinanced our $97.0 million mortgage loan secured by the Hilton Boston Back Bay in Boston, Massachusetts. The new mortgage loan totals $98.0 million and provides for an interest rate of LIBOR + 3.80%. mortgage loan has a four-year term with a one-year extension option, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Hilton Boston Back Bay.
On September 9, 2021, the Company and M3A entered into the M3A Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. As of November 4, 2021, the Company has issued approximately 300,000 shares of common stock for gross proceeds of approximately $4.3 million under the M3A Purchase Agreement.
On October 12, 2021, the Company entered into Amendment No. 1 to the Oaktree Credit Agreement with the Lenders and the Administrative Agent. Amendment No. 1, subject to the conditions set forth therein, among other items: (i) extends the commitment period of the Initial DDTL and Additional DDTL from 30 months to 42 months after the initial closing date of the Credit Agreement, if the Initial Term Loans are repaid in full prior to the expiration of such commitment period (the “DDTL Commitment Period”); (ii) suspends the Company’s obligations to comply with certain covenants during the DDTL Commitment Period if no Loans or accrued interest thereon are outstanding; (iii) suspends the Company’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of the Company’s preferred stock and the Company has sufficient unrestricted cash to repay in full all outstanding Loans; (iv) permits the Lenders to, at any time, elect to receive the exit fee in warrants for the purchase of common stock of the Company equal to 19.9% of all common stock outstanding on the closing date of the senior secured credit facility subject to certain upward or downward adjustments; and (v) provides that in the event prior to the termination of the facility, the Lenders elect to receive the exit fee in warrants and any of such warrants are sold at a price per share of common stock in excess of $40, all obligations owing to the Lenders shall be reduced by an amount equal to 25% of the amount of such excess consideration, subject to certain adjustments.
On November 1, 2021, we refinanced our $78.6 million mortgage loan, secured by the Marriott Gateway Crystal City in Arlington, Virginia. The new mortgage loan totals $86.0 million. The initial funding for the loan was $84.0 million, with the additional $2.0 million available to fund debt service for the first 30 months of the loan, if needed. The new mortgage loan is interest only and provides for an interest rate of LIBOR + 4.65%. The mortgage loan has a three-year term with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Marriott Gateway Crystal City.
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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Favorable/ (Unfavorable) Change	Nine Months Ended September 30,		Favorable/ (Unfavorable) Change
	2021	2020		2021	2020
Total revenue	$247,434	$93,043	$154,391	$556,676	$417,985	$138,691
Total hotel operating expenses	(172,342)	(83,150)	(89,192)	(398,321)	(351,415)	(46,906)
Property taxes, insurance and other	(17,222)	(20,876)	3,654	(51,821)	(62,048)	10,227
Depreciation and amortization	(53,069)	(62,909)	9,840	(166,291)	(194,275)	27,984
Impairment charges	—	(29,926)	29,926	—	(85,144)	85,144
Advisory services fee	(7,395)	(12,333)	4,938	(39,110)	(37,848)	(1,262)
Corporate, general and administrative	(2,414)	(8,004)	5,590	(12,113)	(16,204)	4,091
Gain (loss) on disposition of assets and hotel properties	103	(40,370)	40,473	395	(36,753)	37,148
Operating income (loss)	(4,905)	(164,525)	159,620	(110,585)	(365,702)	255,117
Equity in earnings (loss) of unconsolidated entities	(145)	(121)	(24)	(423)	(279)	(144)
Interest income	124	12	112	137	664	(527)
Other income (expense)	208	(6,179)	6,387	682	(7,806)	8,488
Interest expense and amortization of discounts and loan costs	(43,003)	(66,994)	23,991	(112,003)	(212,161)	100,158
Write-off of premiums, loan costs and exit fees	(1,034)	(9,469)	8,435	(5,200)	(11,499)	6,299
Gain (loss) on extinguishment of debt	1,292	90,325	(89,033)	11,896	90,325	(78,429)
Unrealized gain (loss) on marketable securities	—	(758)	758	—	(1,756)	1,756
Unrealized gain (loss) on derivatives	6,029	6,449	(420)	3,712	11,063	(7,351)
Income tax (expense) benefit	(2,615)	(366)	(2,249)	(2,916)	1,519	(4,435)
Net income (loss)	(44,049)	(151,626)	107,577	(214,700)	(495,632)	280,932
(Income) loss attributable to noncontrolling interest in consolidated entities	(10)	72	(82)	84	240	(156)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	367	22,273	(21,906)	3,594	77,294	(73,700)
Net income (loss) attributable to the Company	$(43,692)	$(129,281)	$85,589	$(211,022)	$(418,098)	$207,076

All hotel properties owned during the three and nine months ended September 30, 2021 and 2020, respectively, have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2021 and 2020. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Crowne Plaza Annapolis (1)	Annapolis, MD	Disposition	March 9, 2020
Columbus Hampton Inn Easton (1)	Columbus, OH	Disposition	August 19, 2020
Stillwater Residence Inn (1)	Stillwater, OK	Disposition	August 19, 2020
Washington Hampton Inn Pittsburgh Meadow Lands (1)	Pittsburgh, PA	Disposition	August 19, 2020
Phoenix Hampton Inn Airport North (1)	Phoenix, AZ	Disposition	August 19, 2020
Pittsburgh Hampton Inn Waterfront West Homestead (1)	Pittsburgh, PA	Disposition	August 19, 2020
Wichita Courtyard by Marriott Old Town (1)	Wichita, KS	Disposition	August 19, 2020
Canonsburg Homewood Suites Pittsburgh Southpointe (1)	Pittsburgh, PA	Disposition	August 19, 2020
Billerica Courtyard by Marriott Boston (1)	Boston, MA	Disposition	August 19, 2020
Embassy Suites New York Manhattan Times Square (1)	New York, NY	Disposition	August 19, 2020
W Minneapolis (1)	Minneapolis, MN	Disposition	September 15, 2020
Courtyard Louisville (1)	Louisville, KY	Disposition	September 21, 2020
Courtyard Ft. Lauderdale (1)	Ft. Lauderdale, FL	Disposition	September 21, 2020
Residence Inn Lake Buena Vista (1)	Lake Buena Vista, FL	Disposition	September 21, 2020
Le Meridien Minneapolis (1)	Minneapolis, MN	Disposition	January 20, 2021
SpringHill Suites Durham (1)	Durham, NC	Disposition	April 29, 2021
SpringHill Suites Charlotte (1)	Charlotte, NC	Disposition	April 29, 2021
____________________________________
(1)    Collectively referred to as “Hotel Dispositions”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RevPAR (revenue per available room)	$97.59	$35.72	$74.37	$49.07
Occupancy	62.80%	30.81%	54.06%	34.78%
ADR (average daily rate)	$155.39	$115.96	$137.56	$141.06
The following table illustrates the key performance indicators of the 100 comparable hotel properties and WorldQuest that were included for the full three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RevPAR (revenue per available room)	$97.59	$36.59	$74.57	$49.89
Occupancy	62.80%	31.21%	54.07%	34.94%
ADR (average daily rate)	$155.39	$117.25	$137.91	$142.79
Comparison of the Three Months Ended September 30, 2021 and 2020
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $85.6 million, from $129.3 million for the three months ended September 30, 2020 (the “2020 quarter”) to $43.7 million for the three months ended September 30, 2021 (the “2021 quarter”) as a result of the factors discussed below.

Revenue. Rooms revenue from our hotel properties and WorldQuest increased $122.5 million, or 153.9%, to $202.1 million in the 2021 quarter compared to the 2020 quarter. This increase is attributable to higher rooms revenue of $126.3 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic partially offset by a decrease of $3.8 million from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 32.5% in room rates and 3,159 basis points in occupancy.
Food and beverage revenue increased $24.7 million, or 494.9%, to $29.7 million. This increase is attributable to higher food and beverage revenue of $24.8 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic, partially offset by a decrease of $37,000 from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $6.8 million, or 84.2%, to $14.9 million. This increase is primarily attributable to an increase of $7.3 million at our comparable hotel properties as our hotel properties recover from the effects of the COVID-19 pandemic partially offset by a decrease of $460,000 from our Hotel Dispositions. Other non-hotel revenue increased $294,000, or 88.3%, to $627,000 in the 2021 quarter as compared to the 2020 quarter.
Hotel Operating Expenses. Hotel operating expenses increased $89.2 million, or 107.3%, to $172.3 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $48.2 million in the 2021 quarter as compared to the 2020 quarter, as our hotel properties recover from the effects of the COVID-19 pandemic, which was comprised of an increase of $49.2 million from our comparable hotel properties and WorldQuest partially offset by a decrease of $1.0 million from our Hotel Dispositions. Direct expenses were 30.1% of total hotel revenue for the 2021 quarter and 28.1% for the 2020 quarter. Indirect expenses and management fees increased $41.0 million in the 2021 quarter as compared to the 2020 quarter, which was comprised of an increase of $43.6 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic partially offset by a decrease of 2.7 million from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $3.7 million, or 17.5%, to $17.2 million during the 2021 quarter compared to the 2020 quarter, which was due to a decrease of $1.9 million from our Hotel Dispositions and $1.8 million at our comparable hotel properties and WorldQuest.
Depreciation and Amortization. Depreciation and amortization decreased $9.8 million, or 15.6%, to $53.1 million during the 2021 quarter compared to the 2020 quarter, which was primarily due to a decrease of $3.3 million from our Hotel Dispositions and $6.5 million from our comparable hotel properties and WorldQuest.
Impairment Charges. In the 2021 quarter, the Company did not record an impairment charge.
In the 2020 quarter, we recorded an impairment charge of $29.9 million. The impairment charge of $29.9 million was related to the disposition of the W Minneapolis. In conjunction with this disposition, we engaged a third party valuation expert to assist in determining the fair value of the hotel property. The impairment charge resulted from the difference between the estimated fair value of the property and the net book value and was based on methodologies that included the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
Advisory Services Fee. Advisory services fee decreased $4.9 million, or 40.0%, to $7.4 million in the 2021 quarter compared to the 2020 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2021 quarter, the advisory services fee was comprised of a base advisory fee of $9.5 million, equity-based compensation of $2.0 million, associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $2.4 million and an incentive fee reversal of $6.5 million. In the 2020 quarter, the advisory services fee was comprised of a base advisory fee of $8.7 million, equity-based compensation of $2.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $1.6 million.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $5.6 million, or 69.8%, to $2.4 million during the 2021 quarter compared to the 2020 quarter. The decrease was primarily attributable to lower legal and professional fees of $4.3 million, lower reimbursed operating expenses of Ashford Securities paid by Ashford Trust of $685,000, lower investment management expenses of $234,000, lower stock-based compensation of $302,000 and lower other miscellaneous expenses of $295,000, partially offset by higher public company costs of $200,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain (Loss) on disposition of assets and hotel properties changed $40.5 million from a loss of $40.4 million in the 2020 quarter to a gain of $103,000 in the 2021 quarter. The loss in the

2020 quarter of $40.4 million was related to the disposition of the Embassy Suites New York Manhattan Times Square. The gain in the 2021 quarter was primarily related to the sale of two WorldQuest condominiums.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities, which consists of our share of earnings/loss from OpenKey, was $145,000 in the 2021 quarter and $121,000 in the 2020 quarter.
Interest Income. Interest income was $124,000 and $12,000 for the 2021 quarter and the 2020 quarter, respectively.
Other Income (Expense). Other income (expense) changed $6.4 million from other expense of $6.2 million in the 2020 quarter, to other income of $208,000 in the 2021 quarter. In the 2021 quarter, we recorded miscellaneous income of $209,000. In the 2020 quarter, we recorded other expense of $271,000 related to CMBX premiums and interest paid on collateral and a realized loss of $6.3 million on interest rate floors. These expenses were partially offset by other income of $337,000 and a realized gain on marketable securities of $34,000.
Interest expense and amortization of discounts and loan costs. Interest expense and amortization of discounts and loan costs decreased $24.0 million, or 35.8%, to $43.0 million during the 2021 quarter compared to the 2020 quarter. The decrease is primarily due to a decrease of $3.6 million from our Hotel Dispositions, lower default interest and late charges on mortgage loans previously in default of $26.8 million, a credit to interest expense in the 2021 quarter of $4.3 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default and a decrease of $513,000 at our comparable hotel properties primarily due to lower LIBOR rates. The average LIBOR rates in the 2021 quarter and the 2020 quarter were 0.09% and 0.16%, respectively. These decreases were partially offset by an increase of $11.2 million attributable to the Oaktree term loan.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $8.4 million to $1.0 million in the 2021 quarter compared to the 2020 quarter. In the 2021 quarter, we recognized Lismore fees of $643,000 that reflects the amortization over the service period of the Lismore Agreement. Additionally, we wrote off unamortized loan costs in the amount of $332,000 and recognized a prepayment penalty of $63,000 related to the Hilton Boston Back Bay loan refinance. In the 2020 quarter, we executed amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. In conjunction with these amendments, third-party fees incurred were $295,000 and Lismore fees incurred were $9.2 million, totaling $9.5 million.
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $1.3 million in the 2021 quarter, which primarily related to the write off of capitalized default interest that was being amortized as a credit to interest expense related to the refinance of the Hilton Boston Back Bay loan. In the 2020 quarter, we recorded a gain on extinguishment of debt of $90.3 million. The gain was comprised of (i) $65.2 million on our $144.2 million mortgage loan secured by the Columbus Hampton Inn Easton, Canonsburg Homewood Suites Pittsburgh Southpointe, Billerica Courtyard, Wichita Courtyard, Washington Hampton Inn Pittsburgh Meadow Lands, Pittsburgh Hampton Inn Waterfront West Homestead, Stillwater Residence Inn, and the Phoenix Hampton Inn Airport North; (ii) $4.3 million on our $145.0 million mortgage loan secured by the Embassy Suites New York Manhattan Times Square; (iii) $1.1 million on our $51.6 million mortgage loan secured by the W Minneapolis; and (iv) $19.7 million on our $64.0 million mortgage loan secured by the Courtyard Louisville, Courtyard Ft. Lauderdale and the Residence Inn Lake Buena Vista.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities was $0 and $758,000 in the 2021 quarter and the 2020 quarter, respectively, which was based on changes in closing market prices during the quarter. All marketable securities were sold in 2020.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives decreased $420,000 from $6.4 million in the 2020 quarter to $6.0 million in the 2021 quarter. In the 2021 quarter, we recognized an unrealized gain of $6.1 million from the revaluation of the embedded debt derivative, partially offset by an unrealized loss of $72,000 on interest rate floors and an unrealized loss of $25,000 associated with interest rate caps. In the 2020 quarter, we recognized an unrealized gain of $6.3 million on interest rate floors, which is associated with the recognition of realized losses from the expiration of interest rate floors and a gain of $323,000 from CMBX tranches, partially offset by an unrealized loss of $59,000 associated with interest rate caps and a $95,000 loss on interest rate floors.
Income Tax (Expense) Benefit. Income tax (expense) benefit increased $2.2 million, from $366,000 in the 2020 quarter to $2.6 million in the 2021 quarter. This change was primarily due to an increase in the profitability of our TRS entities in the 2021 quarter compared to the 2020 quarter.

(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $10,000 and a loss of $72,000 in the 2021 quarter and the 2020 quarter, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $367,000 in the 2021 quarter and $22.3 million in the 2020 quarter. Redeemable noncontrolling interests represented ownership interests of 0.77% and 13.73% in the operating partnership at September 30, 2021 and 2020, respectively.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $207.1 million from $418.1 million for the nine months ended September 30, 2020 (the “2020 period”) to $211.0 million for the nine months ended September 30, 2021 ( the “2021 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $126.4 million, or 38.0%, to $459.3 million in the 2021 period compared to the 2020 period. This increase is attributable to higher rooms revenue of $150.4 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic, partially offset by a decrease of $24.0 million from our Hotel Dispositions. Our comparable hotel properties experienced a decrease of 3.4% in room rates and an increase of 1,913 basis points in occupancy.
Food and beverage revenue increased $3.3 million, or 6.2%, to $57.5 million in the 2021 period compared to the 2020 period. This increase is attributable to higher food and beverage revenue of $4.4 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, partially offset by a decrease of $1.1 million from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $8.7 million, or 29.5%, to $38.4 million in the 2021 period compared to the 2020 period. This increase is attributable to higher other revenue of $10.7 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic, partially offset by a decrease of $2.0 million from our Hotel Dispositions.
Hotel Operating Expenses. Hotel operating expenses increased $46.9 million, or 13.3%, to $398.3 million in the 2021 period compared to the 2020 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $25.6 million in the 2021 period compared to the 2020 period, comprised of an increase of $33.0 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and partially offset by $7.4 million from our Hotel Dispositions. Direct expenses were 28.8% of total hotel revenue for the 2021 period and 32.2% for the 2020 period. Indirect expenses and management fees increased $21.3 million in the 2021 period compared to the 2020 period, comprised of an increase of $37.0 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and partially offset by $15.7 million from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $10.2 million or 16.5%, to $51.8 million in the 2021 period compared to the 2020 period, which was primarily due to a decrease of $6.8 million from our Hotel Dispositions and $3.4 million at our comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $28.0 million or 14.4%, to $166.3 million in the 2021 period compared to the 2020 period, which consisted of lower deprecation of $13.3 million as a result of our Hotel Dispositions and lower depreciation of $14.7 million at our comparable hotel properties and WorldQuest.
Impairment Charges. Impairment charges were $0 and $85.1 million in the 2021 period and the 2020 period, respectively.
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
In the third quarter of 2020 we recorded an impairment charge of $29.9 million. In conjunction with the disposition of the W Minneapolis, we engaged a third-party valuation expert to assist in determining the fair value of the hotel property. The impairment charge was $29.9 million, the difference between the estimated fair value of the property and the net book value.
Advisory Services Fee. Advisory services fee increased $1.3 million, or 3.3%, to $39.1 million in the 2021 period compared to the 2020 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2021 period, the advisory services fee was comprised of a base advisory fee of $27.2 million, equity-based compensation of $5.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $6.7 million. In the 2020 period, the advisory services fee was comprised of a base advisory fee of $26.1 million, equity-based compensation of $6.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., which is inclusive of a $1.9 million credit related to PSU forfeitures, and reimbursable expenses of $5.0 million.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $4.1 million, or 25.2%, to $12.1 million in the 2021 period compared to the 2020 period. The decrease was primarily attributable to lower legal and professional fees of $664,000, lower reimbursed operating expenses of Ashford Securities paid by Ashford Trust of $1.7 million, lower investment management expenses of $935,000, lower stock-based compensation of $406,000, lower miscellaneous expenses of $588,000, partially offset by higher public company costs of $184,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain (loss) on disposition of assets and hotel properties changed $37.1 million, from a loss of $36.8 million in the 2020 period to a gain of $395,000 in the 2021 period. The loss in the 2020 period was comprised of a $40.4 million loss related to the sale of the Embassy Suites New York Manhattan Times Square, partially offset by a gain of $3.6 million related to the sale of the Annapolis Crowne Plaza. The gain in the 2021 period was primarily related to a franchise fee reimbursement of $327,000 related to the disposition of the Embassy Suites New York Manhattan Times Square and a gain related to the sale of two WorldQuest condominiums.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities, which consists of our share of earnings/loss from OpenKey, was $423,000 in the 2021 period compared to $279,000 in the 2020 period.
Interest Income. Interest income was $137,000 and $664,000 in the 2021 period and the 2020 period, respectively.
Other Income (Expense). Other income (expense) changed $8.5 million from expense of $7.8 million in the 2020 period to income of $682,000 in the 2021 period. In the 2021 period, we recorded miscellaneous income of $683,000. In the 2020 period, we recorded expense of $811,000 from CMBX premiums and interest paid on collateral and a realized loss of $9.5 million on interest rate floors. These expenses were partially offset by a realized gain of $2.1 million on sale of marketable securities, other income of $336,000 and dividend income of $31,000.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $100.2 million, or 47.2%, to $112.0 million in the 2021 period compared to the 2020 period. The decrease is primarily due to a decrease of $15.1 million from our Hotel Dispositions, a decrease of $16.3 million at our comparable hotel properties primarily due to lower LIBOR rates, lower default interest and late charges on mortgage loans previously in default of $66.8 million and a credit to interest expense in the 2021 period of $31.9 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. These decreases were partially offset by an increase of $29.9 million attributable to the Oaktree term loan. The average LIBOR rates in the 2021 period and the 2020 period were 0.10% and 0.64%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $6.3 million to $5.2 million in the 2021 period compared to the 2020 period. In the 2021 period, we recognized Lismore fees of $5.0 million that reflects the amortization over the service period of the Lismore Agreement, which were partially offset by a net credit of $177,000 related to third-party fees, totaling $4.8 million. Additionally, we wrote off unamortized loan costs in the amount of $332,000 and prepayment penalty of $63,000 related to the Hilton Boston Back Bay loan refinance. In the 2020 period, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments were $678,000 and fees paid to Lismore were $10.7 million, totaling $11.4 million. We also wrote-off unamortized loan costs of $47,000 and incurred other costs of $48,000 as a result of a loan refinance.
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $11.9 million in the 2021 period, which primarily related to the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte in the amount of

$10.6 million and a gain of $1.4 million related to the write off of capitalized default interest that was being amortized as a credit to interest expense related to the refinance of the Hilton Boston Back Bay loan.
In the 2020 period, we recorded a gain on extinguishment of debt of $90.3 million. The gain was comprised of (i) $65.2 million on our $144.2 million mortgage loan secured by the Columbus Hampton Inn Easton, Canonsburg Homewood Suites Pittsburgh Southpointe, Billerica Courtyard, Wichita Courtyard, Washington Hampton Inn Pittsburgh Meadow Lands, Pittsburgh Hampton Inn Waterfront West Homestead, Stillwater Residence Inn, and the Phoenix Hampton Inn Airport North; (ii) $4.3 million on our $145.0 million mortgage loan secured by the Embassy Suites New York Manhattan Times Square; (iii) $1.1 million on our $51.6 million mortgage loan secured by the W Minneapolis; and (iv) $19.7 million on our $64.0 million mortgage loan secured by the Courtyard Louisville, Courtyard Ft. Lauderdale and the Residence Inn Lake Buena Vista.
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities was $0 and $(1.8) million in the 2021 period and the 2020 period, respectively, which was based on changes in closing market prices during the period. All marketable securities were sold in 2020.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives decreased $7.4 million from $11.1 million in the 2020 period to $3.7 million in the 2021 period. In the 2021 period, we recorded unrealized gain of $4.7 million from the revaluation of the embedded debt derivative, partially offset by unrealized losses of $462,000 from interest rate floors and $554,000 from interest rate caps. In the 2020 period, we recognized unrealized gains of $1.0 million related to CMBX tranches, $10.2 million from interest rate floors of which $9.5 million is associated with the recognition of realized losses from the expiration of interest rate floors, partially offset by an unrealized loss of $129,000 associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $4.4 million, from an income tax benefit of $1.5 million in the 2020 period to income tax expense of $2.9 million in the 2021 period. This change was primarily due to an increase in the profitability of our TRS entities in the 2021 period compared to the 2020 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated losses of $84,000 and $240,000 in the 2021 period and the 2020 period, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $3.6 million and $77.3 million in the 2021 period and the 2020 period, respectively. Redeemable noncontrolling interests represented ownership interests of 0.77% and 13.73% in the operating partnership at September 30, 2021 and 2020, respectively.

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
The Company continues to have discussions with two of its lenders about potential loan modifications on its property level debt. As of November 4, 2021, forbearance agreements have been executed on most, but not all of our loans. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of September 30, 2021. See note 7 to our consolidated financial statements.
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
As of September 30, 2021, the Company held cash and cash equivalents of $673.0 million and restricted cash of $85.0 million. The vast majority of the restricted cash comprises lender and manager held reserves. At September 30, 2021, there was also $24.1 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. During 2020, the Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. In December 2020, the board of directors approved our dividend policy for 2021, which continued the suspension of the Company’s dividend into 2021 in light of the ongoing uncertainty from the COVID-19 pandemic and to protect liquidity. We are also taking several steps to reduce our cash utilization and potentially raise additional capital. The Company is also working more generally to contain costs while it experiences a significant decline in occupancy and RevPAR. The Company continues to suspend its quarterly cash dividend on its common and preferred stock and to look for opportunities to renegotiate cash obligations where possible. The Company continues to work closely with its hotel managers to significantly reduce its hotel operating expenses. The Company is dependent on its hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel or potentially cause state and local governments to reinstate travel restrictions. As a result of these factors arising from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed senior secured term loan facility with Oaktree and forbearance and other agreements with our property-level lenders, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that the facts and circumstances that previously gave rise to substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued have been resolved. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
Based on our current level of operations, our cash flow from operations and our existing cash balances should be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes. With respect to upcoming maturities, no assurances can be given that we will be able to refinance our upcoming maturities. Additionally, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy or may result in lender foreclosure.

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
•the Company has suspended its preferred stock dividends; and
•the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through the curtailment of all non-essential expenses and will continue to take all necessary additional actions to preserve capital and liquidity.
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
Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts, primarily other corporate general and administrative expenditures, would require consent of our lenders. These cash trap provisions have been triggered on nearly all of our mortgage loans containing cash trap provisions. As of September 30, 2021, approximately $360,000 of our cash and cash equivalents were subject to these cash traps. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
Debt Transactions
On January 15, 2021, the Company entered into the Oaktree Credit Agreement (as amended) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders” or “Oaktree”) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). The Oaktree Credit Agreement provides that, subject to the conditions set forth therein, the Lenders will make available to the borrower a senior secured term loan facility comprised of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million (the “Initial DDTL”) and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”), in each case to fund general corporate operations of the Company and its subsidiaries.
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
On August 25, 2021, we refinanced our $97.0 million mortgage loan, secured by the Hilton Boston Back Bay in Boston, Massachusetts. The new mortgage loan totals $98.0 million and provides for an interest rate of LIBOR + 3.80%. The mortgage loan has a four-year term with a one-year extension option, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Hilton Boston Back Bay.

On October 12, 2021, the Company entered into Amendment No. 1. to the Oaktree Credit Agreement with the Lenders and the Administrative Agent. Amendment No. 1, subject to the conditions set forth therein, among other items: (i) extends the commitment period of the Initial DDTL and Additional DDTL from 30 months to 42 months after the initial closing date of the Credit Agreement, if the Initial Term Loans are repaid in full prior to the expiration of such commitment period (the “DDTL Commitment Period”); (ii) suspends the Company’s obligations to comply with certain covenants during the DDTL Commitment Period if no Loans or accrued interest thereon are outstanding; (iii) suspends the Company’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued interest outstanding or any accrued dividends on any of the Company’s preferred stock and the Company has sufficient unrestricted cash to repay in full all outstanding Loans; (iv) permits the Lenders to, at any time, elect to receive the exit fee in warrants for the purchase of common stock of the Company equal to 19.9% of all common stock outstanding on the closing date of the senior secured credit facility subject to certain upward or downward adjustments; and (v) provides that in the event prior to the termination of the facility, the Lenders elect to receive the exit fee in warrants and any of such warrants are sold at a price per share of common stock in excess of $40, all obligations owing to the Lenders shall be reduced by an amount equal to 25% of the amount of such excess consideration, subject to certain adjustments.
On November 1, 2021, we refinanced our $78.6 million mortgage loan, secured by the Marriott Gateway Crystal City in Arlington, Virginia. The new mortgage loan totals $86.0 million. The initial funding for the loan was $84.0 million, with the additional $2.0 million available to fund debt service for the first 30 months of the loan, if needed. The new mortgage loan is interest only and provides for an interest rate of LIBOR + 4.65%. The mortgage loan has a three-year term with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Marriott Gateway Crystal City.
Equity Transactions
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2021 pursuant to the Repurchase Program.
From January 1, 2021 through November 4, 2021, the Company entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). Prior to the reverse stock split, during the period from January 1, 2021 through July 15, 2021, the Company exchanged a total of 59.7 million shares of its common stock for an aggregate of 7.7 million shares of preferred stock. After the reverse stock split the shares of common stock were adjusted to approximately 6.0 million. During the period from July 16, 2021 through November 4, 2021, the Company exchanged a total of approximately 1.8 million shares of its common stock for an aggregate of approximately 958,000 shares of preferred stock.
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
On January 22, 2021, the Company entered into the SEDA with YA, pursuant to which the Company will be able to sell the Commitment Amount at the Company’s request any time during the commitment period. The Company has issued approximately 1.4 million shares of common stock for gross proceeds of approximately $40.6 million under the SEDA. As of September 30, 2021, all shares available under the SEDA were sold.
On March 12, 2021, the Company and Lincoln Park entered into a Second Lincoln Park Purchase Agreement (the “Second Lincoln Park Purchase Agreement”), which provided that subject to the terms and conditions set forth therein, the Company may issue or sell to Lincoln Park up to approximately 2.1 million shares of the Company’s common stock, from time to time during the term of the Second Lincoln Park Purchase Agreement. Upon entering into the Second Lincoln Park Purchase Agreement, the Company issued 16,266 shares of common stock as consideration for Lincoln Park’s execution and delivery of the Purchase Agreement. The Company has issued approximately 2.0 million shares of common stock for gross proceeds of approximately $43.4 million under the Second Lincoln Park Purchase Agreement. As of September 30, 20211, all shares available under the Second Lincoln Park Purchase Agreement were sold.

On May 17, 2021, the Company and Keystone, entered into the Keystone Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to approximately 3.1 million shares of the Company’s common stock, from time to time during the term of the Keystone Purchase Agreement. Upon entering into the Keystone Purchase Agreement, the Company issued 40,323 shares of common stock as consideration for Keystone’s execution and delivery of the Keystone Purchase Agreement. The Company issued approximately 3.1 million shares of common stock for gross proceeds of approximately $148.0 million. As of September 30, 2021, all shares available under the Keystone Purchase Agreement were sold.
On June 7, 2021, the Company entered into the Second YA SEDA with YA, pursuant to which the Company will be able to sell up to approximately 3.8 million shares of its common stock from time to time during the term of the Second YA SEDA. As of November 4, 2021, the Company has issued approximately 3.8 million shares of common stock for gross proceeds of approximately $165.4 million under the Second YA SEDA.
On June 18, 2021, the Company and Seven Knots, entered into the Seven Knots Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to Seven Knots up to approximately 4.0 million shares of common stock of the Company, from time to time during the term of the Seven Knots Purchase Agreement. As of November 4, 2021, the Company has issued approximately 4.0 million shares of common stock for gross proceeds of approximately $81.3 million under the Seven Knots Purchase Agreement.
On July 2, 2021, the Company and B. Riley, entered into the B. Riley Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to B. Riley up to approximately 4.6 million shares of common stock, from time to time during the term of the B. Riley Purchase Agreement. As of November 4, 2021, approximately 4.6 million shares of common stock for gross proceeds of approximately $68.0 million under the B. Riley Purchase Agreement.
On September 9, 2021 the Company and M3A, entered into the M3A Purchase Agreement, which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. As of November 4, 2021, the Company has issued approximately 300,000 shares of common stock for gross proceeds of approximately $4.3 million under the M3A Purchase Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(113.5) million and $(98.9) million for the nine months ended September 30, 2021 and 2020, respectively. Cash flows provided by/used in operations were impacted by the COVID-19 pandemic, changes in hotel operations, our hotel dispositions in 2020 and 2021 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2021, net cash flows used in investing activities were $9.7 million. Cash outflows consisted of $19.0 million for capital improvements made to various hotel properties, partially offset by cash inflows of $7.5 million from proceeds received primarily from the sale of the Le Meridien Minneapolis and $2.0 million of proceeds from property insurance.
For the nine months ended September 30, 2020, net cash flows used in investing activities were $3.9 million. Cash outflows primarily consisted of $41.6 million for capital improvements made to various hotel properties. Cash outflows were partially offset by $38.8 million from proceeds received from the sale of the Crowne Plaza Annapolis and Embassy Suites New York Manhattan Times Square.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2021, net cash flows provided by financing activities were $713.9 million. Cash inflows consisted of $293.5 million from borrowings on indebtedness, net of commitment fee and $548.4 million of net proceeds from issuances of common stock, partially offset by cash outflows of $106.7 million for repayments of indebtedness, $20.5 million for payments of loan costs and exit fees and 824,000 of payments for derivatives.

For the nine months ended September 30, 2020, net cash flows used in financing activities were $85.0 million. Cash outflows primarily consisting of $131.8 million for repayments of indebtedness, $28.6 million for dividend payments to common and preferred stockholders and unitholders and $23.4 million for payments of loan costs and exit fees, partially offset by cash inflows of $88.0 million from borrowings on indebtedness and $11.3 million of proceeds from sales of common stock.
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
CONTRACTUAL OBLIGATIONS
There have been no material changes, outside of the ordinary course of business, as of September 30, 2021, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K, other than in February 2021, the Company was informed by its lender that it had initiated foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secured the Company’s $19.4 million mortgage loan. The foreclosure process was completed on April 29, 2021. Also, the Company remains in default on its $50.1 million mortgage loan secured by the Overland Park Courtyard Kansas City, Residence Inn Salt Lake City and Residence Inn Orlando and its $6.3 million mortgage loan secured by the Manchester Courtyard.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(44,049)	$(151,626)	$(214,700)	$(495,632)
Interest expense and amortization of discounts and loan costs	43,003	66,994	112,003	212,161
Depreciation and amortization	53,069	62,909	166,291	194,275
Income tax expense (benefit)	2,615	366	2,916	(1,519)
Equity in (earnings) loss of unconsolidated entities	145	121	423	279
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(144)	(121)	(419)	(277)
EBITDA	54,639	(21,357)	66,514	(90,713)
Impairment charges on real estate	—	29,926	—	85,144
(Gain) loss on disposition of assets and hotel properties	(103)	40,370	(395)	36,753
EBITDAre	54,536	48,939	66,119	31,184
Amortization of unfavorable contract liabilities	52	57	158	165
(Gain) loss on insurance settlements	—	—	—	(148)
Write-off of premiums, loan costs and exit fees	1,034	9,469	5,200	11,499
(Gain) loss on extinguishment of debt	(1,292)	(90,325)	(11,896)	(90,325)
Other (income) expense, net	(209)	6,179	(683)	7,838
Transaction and conversion costs	332	5,795	2,254	8,330
Legal, advisory and settlement costs	2,435	226	6,932	411
Unrealized (gain) loss on marketable securities	—	758	—	1,756
Unrealized (gain) loss on derivatives	(6,029)	(6,449)	(3,712)	(11,063)
Dead deal costs	—	28	689	144
Uninsured remediation costs	(33)	—	341	—
Non-cash stock/unit-based compensation	2,490	2,593	7,539	8,340
Advisory services incentive fee	(6,472)	—	—	—
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	2	3	14	12
Adjusted EBITDAre	$46,846	$(22,727)	$72,955	$(31,857)

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
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(44,049)	$(151,626)	$(214,700)	$(495,632)
(Income) loss attributable to noncontrolling interest in consolidated entities	(10)	72	84	240
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	367	22,273	3,594	77,294
Preferred dividends	(2,039)	(10,644)	1,488	(31,932)
Gain (loss) on extinguishment of preferred stock	(1,789)	—	959	—
Net income (loss) attributable to common stockholders	(47,520)	(139,925)	(208,575)	(450,030)
Depreciation and amortization of real estate	53,033	62,870	166,182	194,138
(Gain) loss on disposition of assets and hotel properties	(103)	40,370	(395)	36,753
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(367)	(22,273)	(3,594)	(77,294)
Equity in (earnings) loss of unconsolidated entities	145	121	423	279
Impairment charges on real estate	—	29,926	—	85,144
Company’s portion of FFO of unconsolidated entities (OpenKey)	(145)	(122)	(421)	(280)
FFO available to common stockholders and OP unitholders	5,043	(29,033)	(46,380)	(211,290)
(Gain) loss on extinguishment of preferred stock	1,789	—	(959)	—
Write-off of premiums, loan costs and exit fees	1,034	9,469	5,200	11,499
(Gain) loss on extinguishment of debt	(1,292)	(90,325)	(11,896)	(90,325)
(Gain) loss on insurance settlements	—	—	—	(148)
Other (income) expense, net	(209)	6,179	(683)	7,838
Transaction and conversion costs	332	5,795	2,628	8,330
Legal, advisory and settlement costs	2,435	226	6,932	411
Unrealized (gain) loss on marketable securities	—	758	—	1,756
Unrealized (gain) loss on derivatives	(6,029)	(6,449)	(3,712)	(11,063)
Dead deal costs	—	28	689	144
Uninsured remediation costs	(33)	—	341	—
Non-cash stock/unit-based compensation	2,490	2,593	7,539	8,340
Amortization of term loan exit fee	1,896	—	4,556	—
Amortization of loan costs	2,203	2,482	9,960	12,598
Advisory services incentive fee	(6,472)	—	—	—
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	2	3	14	12
Adjusted FFO available to common stockholders and OP unitholders	$3,189	$(98,274)	$(25,771)	$(261,898)

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2021:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hilton	Ft. Worth, TX	Full service	294	100	294
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	349	100	349
Marriott	Dallas, TX	Full service	265	100	273
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	499	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	85	77
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	85	82
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Renaissance (3)	Palm Springs, CA	Full service	410	100	410
Total			22,313		22,286
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
At September 30, 2021, our total indebtedness of $3.9 billion included $3.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2021 would be approximately $8.7 million annually. Interest rate changes have no impact on the remaining $433.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2021, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
We hold an interest rate floor with a notional amount totaling $25.0 million and a strike rate of 1.25%. Our total exposure is capped at our initial upfront costs totaling $19,000. This instrument has a termination date of November 2021.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorneys’ fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of September 30, 2021, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgement in favor of the plaintiffs. Based on the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, of further appeals related to this matter, the Company is analyzing whether to continue to appeal and vigorously defend this matter or to pursue an out-of-court settlement. The Company believes it is probable that it will ultimately incur a loss from this litigation. As a result, the Company has recorded an accrual of approximately $4.2 million as of September 30, 2021. The final outcome could result in a loss of up to approximately $8 million in excess of the amount accrued, plus additional interest and attorneys’ fees.
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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2021, no amounts have been accrued.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	229	$—	(2)	—	$200,000,000
August 1 to August 30	124	—	(2)	—	200,000,000
September 1 to September 30	899	—	(2)	—	200,000,000
Total	1,252	$—		—
____________________
(1)On December 5, 2017, the board of directors reapproved the Repurchase Program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations.
(2)There is no cost associated with the forfeiture of 229, 124 and 899 restricted shares of our common stock in July, August and September, respectively.
During the period between July 1, 2021 and September 30, 2021, the Company exchanged a total of 941,280 shares of its common stock for an aggregate of 551,000 shares of preferred stock with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock. The issuance of the shares of the common stock was made by the Company pursuant to the exemption from the registration requirements of Section 3(a)(9) of the Securities Act on the basis that these offers constituted an exchange with existing holders of the Company’s securities. No commission or other remuneration was paid to any party for soliciting such exchange and the transactions did not involve a public offering. In consideration for the common share issuances, the Company received the preferred shares from the stockholders, which preferred shares were cancelled and of no further effect.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, in order to preserve liquidity, the Company suspended the quarterly cash dividend on its preferred stock beginning with the second quarter of fiscal year 2020. As of the date of this report, the total arrearage of unpaid cash dividends due on each of our 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock is approximately $4,028,000, $3,814,000, $4,760,000, $3,806,000 and $3,577,000 respectively.
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

3.4
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015 and by Amendment No. 3 on August 2, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 8, 2016) (File No. 001-31775)

10.1
Common Stock Purchase Agreement, dated as of September 9, 2021, by and between the Company and M3A LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 10, 2021)(File No. 001-3175)

10.2
Registration Rights Agreement, dated as of September 9, 2021, by and between the Company and M3A LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on September 10, 2021)(File No. 001-3175)

10.3
Amendment No. 1 to the Credit Agreement, dated as of October 12, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, The Lenders Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on October 13, 2021)(File No. 001-3175)

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

99.1
Second Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III, dated as of January 4, 2021 (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on January 5, 2021)(File No. 001-31775)

99.2
Consulting and Cooperation Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC, and Robert G. Haiman, dated as of June 30, 2021 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 30, 2021)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	November 8, 2021	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	November 8, 2021	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer