Form 10-K
period 2021-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2022-02-28
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
As of June 30, 2021, the aggregate market value of 22,856,290 shares of the registrant’s common stock held by non-affiliates was approximately $1,042,247,000.
As of February 24, 2022, the registrant had 34,493,429 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2022 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2021

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
•the impact of the ongoing COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta, Omicron or other potential variants, on our business, financial condition, liquidity and results of operations;
•the impact of numerous governmental travel restrictions and other orders related to COVID-19 on our business including one or more possible recurrences of COVID-19 case surges causing state and local governments to reinstate travel restrictions;
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
•extreme weather conditions may cause property damage or interrupt business;
•actions by our lender to accelerate the loan balance and foreclose on the hotel properties that are security for our loan that is in default;

•actions by the lenders of the Oaktree Credit Agreement to foreclose on our assets which are pledged as collateral;
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
•actual and potential conflicts of interest with Ashford Inc. and its subsidiaries (including Ashford Hospitality Advisors LLC (“Ashford LLC”), Remington Hotels and Premier Project Management LLC (“Premier”), Braemar Hotels & Resorts Inc. (together with its subsidiaries, “Braemar”), our executive officers and our non-independent directors;
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
PART I
Item 1.    Business
Changes from Prior Periodic Report
In this report we have complied with the disclosures required by the Securities and Exchange Commission ("SEC") release No. 33-10825 “Modernization of Regulation S-K Items 101, 103, and 105”, and we have adopted the changes in disclosure standards included in SEC release No. 33-10890 “Management's Discussion and Analysis, Selected Financial Data, Supplementary Financial Information.”
Modernization of Regulation S-K Items 101, 103 and 105
Effective as of November 9, 2020, the SEC issued Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105.” This release was adopted to modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. Specifically, this release requires registrants to provide disclosures relating to their human capital resources and to restructure their risk factor disclosures. Additionally, the release increases the threshold for disclosure of environmental proceedings to which the government is a party.
These changes are required for any annual period subsequent to the effective date of November 9, 2020. As such, we have adopted these changes in this report.

Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information
In November 2020, the SEC issued Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which become fully effective on August 9, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending the matters required to be presented under Management’s Discussion and Analysis (“MD&A”) to, among other things, eliminate the requirement of the contractual obligations table.
We have eliminated from this document the items discussed above that are no longer required. Information on our contractual obligations is still disclosed in a narrative within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.
GENERAL
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2021, we owned interests in the following assets:
•100 consolidated hotel properties, which represent 22,313 total rooms;
•85 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);
•16.7% ownership in OpenKey with a carrying value of $2.8 million; and
•32.5% ownership in 815 Commerce Managing Member LLC (“815 Commerce MM”) with a carrying value of $8.5 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2021, our 100 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we employ hotel management companies to operate them for us under management contracts. Remington Hotels, a subsidiary of Ashford Inc., manages 68 of our 100 hotel properties and WorldQuest. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction management services, debt placement and related services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, broker-dealer and distribution services and mobile key technology. Effective December 31, 2020, the Investment Management Agreement with Ashford Investment Management, LLC (“AIM”) was terminated. See note 16 to our consolidated financial statements.
As of December 31, 2021, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. together owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 20.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.6%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and resulted in significant travel restrictions and the extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we experienced a significant decline in occupancy and RevPAR, and we expect the occupancy and RevPAR declines associated with COVID-19 to continue. The prolonged presence of the virus resulted in health and other government authorities imposing widespread restrictions on travel and other businesses.
On January 15, 2021, the Company entered into a senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”) (the “Oaktree Credit Agreement”) comprised of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans (the “Initial DDTL”) in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans (the “Additional DDTL”) in an aggregate principal amount of up to $100 million. On October 12, 2021, the Company and Ashford Trust OP entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1 to the Oaktree Credit Agreement”). See note 7 to our consolidated financial statements.
As of December 31, 2021, the Company held cash and cash equivalents of $592.1 million and restricted cash of $99.5 million. The vast majority of the restricted cash comprises lender and manager held reserves. During 2020, the Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. The Company continues to have discussions with one of its lenders about a potential loan modification on its property level debt. On November 23, 2021, the Company announced that its board of directors declared cash dividends on the Company’s 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock reflecting accrued and unpaid dividends for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. The board of directors also declared cash dividends on the Company’s 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock for the quarter ended December 31, 2021. The Company has continued the suspension of its common stock dividend into 2022 in light of the ongoing uncertainty from the COVID-19 pandemic and to protect liquidity.
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
Direct Hotel Investments—In selecting hotels to acquire, we target hotels that offer either a high current return or the opportunity to increase in value through repositioning, capital investments, market-based recovery, or improved management practices. Our direct hotel acquisition strategy primarily targets full-service upscale and upper upscale hotels with RevPAR less than twice the national average in primary, secondary, and resort markets, typically throughout the U.S. and will seek to achieve both current income and appreciation. In addition, we will continue to assess our existing hotel portfolio and make strategic decisions to sell certain under-performing or non-strategic hotels that no longer fit our investment strategy or criteria due to micro or macro market changes or other reasons.
Other Transactions—We may also seek investment opportunities in other lodging-related assets or businesses that offer diversification, attractive risk adjusted returns, and/or capital allocation benefits, including mezzanine financing, first mortgage financing, and/or sale-leaseback transactions.
BUSINESS SEGMENTS
We currently operate in one business segment within the hotel lodging industry: direct hotel investments. A discussion of our operating segment is incorporated by reference from note 23 to our consolidated financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
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
DISTRIBUTION POLICY
No dividends can be paid on our common stock unless and until all accumulated and unpaid dividends on our outstanding preferred stock have been declared and paid. As of February 24, 2022, the Company had no accumulated unpaid dividends on its outstanding preferred stock. Additionally, under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend (except a dividend in shares of stock) may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. Maryland law permits these determinations to be made by our board of directors based on either a book value basis or a reasonable fair value basis. As of December 31, 2021, the Company had a deficit in stockholders’ equity of approximately $2.7 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015.There is no expectation that a dividend on our common stock can or would be considered or declared at any time in the foreseeable future.
On November 23, 2021, our board of directors authorized the payment of all accrued dividends on our outstanding Preferred Stock as well as a dividend for the fourth quarter of 2021. Declaration of dividends in 2022 on our preferred stock may require a determination by our board of directors, at the time of any determination, that the Company would continue to have positive equity on a fair value basis, among other considerations.
Distributions are authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. The board of directors will continue to review our distribution policy on at least a quarterly basis. Our ability to pay distributions to our preferred or common stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect subsidiaries of our operating partnership, the management of our properties by our hotel managers and general business conditions (including the impact of the COVID-19 pandemic). Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a stockholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
On December 7, 2021, our board of directors reviewed and approved our 2022 dividend policy. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2022 and expect to pay dividends on our outstanding Preferred Stock during 2022. Our board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
Our corporate charter allows us to issue preferred stock with a preference on distributions, such as our 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”) and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock,” and together with the Series D Preferred Stock, the Series F Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock, the “Preferred Stock”). The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distributions. The issuance of these series of Preferred Stock and units together with any similar issuance in the future, given the dividend preference on such stock or units, could limit our ability to make a dividend distribution to our common stockholders.

COMPETITION
The hotel industry is highly competitive, and the hotels in which we invest are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, availability of rooms, brand affiliation, price, range of services, guest amenities or accommodations offered, and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.
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
EMPLOYEES
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. have approximately 119 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
GOVERNMENTAL REGULATIONS
Our properties are subject to various federal, state and local regulatory laws and requirements, including, but not limited to, the Americans with Disabilities Act of 1990, as amended (the “ADA”), zoning regulations, building codes and land use laws, and building, occupancy and other permit requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. Additionally, local zoning and land use laws, environmental statutes, health and safety rules and other governmental requirements may restrict, or negatively impact, our property operations, or expansion, rehabilitation and reconstruction activities and such regulations may prevent us from taking advantage of economic opportunities. Future changes in federal, state or local tax regulations applicable to REITs, real property or income derived from our real estate could impact the financial performance, operations, and value of our properties and the Company.
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
INSURANCE
We maintain comprehensive insurance, including liability, property, workers’ compensation, rental loss, environmental, terrorism, cybersecurity, directors and officers and, when available on commercially reasonable terms, flood, wind and earthquake insurance, with policy specifications, limits, and deductibles customarily carried for similar properties. Certain types of losses (for example, matters of a catastrophic nature such as global pandemics, acts of war or substantial known environmental liabilities) as well as certain types coverages previously available under policies set forth above (for example, communicable disease, abuse & molestation coverages previously available under general liability policies) are either uninsurable or require substantial premiums that are not economically feasible to maintain. Certain types of losses, such as those arising from subsidence activity, are insurable only to the extent that certain standard policy exceptions to insurability are waived by agreement with the insurer. We believe, however, that our properties are adequately insured, consistent with industry standards.
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
As of December 31, 2021, we owned interests in 100 hotel properties, 93 of which operated under the following franchise licenses or brand management agreements:
Embassy Suites and/or Embassy Suites by Hilton, which are registered trademarks of Hilton International Holding LLC
Hilton, which is a registered trademark of Hilton International Holding LLC
Hilton Garden Inn, which is a registered trademark of Hilton International Holding LLC
Hampton Inn and/or Hampton Inn & Suites, which are registered trademarks of Hilton International Holding LLC
Marriott, which is a registered trademark of Marriott International, Inc.
SpringHill Suites and/or SpringHill Suites by Marriott, which are registered trademarks of Marriott International, Inc.
Residence Inn and/or Residence Inn by Marriott, which is a registered trademark of Marriott International, Inc.
Courtyard and/or Courtyard by Marriott, which is a registered trademark of Marriott International, Inc.
Fairfield Inn & Suites by Marriott, which is a registered trademark of Marriott International, Inc.
TownePlace Suites by Marriott, which is a registered trademark of Marriott International, Inc.
Renaissance, which is a registered trademark of Renaissance Hotel Holdings, Inc.
The Ritz-Carlton, which is a registered trademark of The Ritz-Carlton Hotel Company, L.L.C.
Hyatt Regency, which is a registered trademark of Hyatt Corporation.

Sheraton, which is a registered trademark of The Sheraton LLC
W Hotels, which is a registered trademark of Starwood Hotels & Resorts Worldwide, LLC
Westin, which is a registered trademark of Westin Hotel Management, L.P.
Crowne Plaza, which is a registered trademark of Six Continents Hotels, Inc.
Hotel Indigo, which is a registered trademark of Six Continents Hotels, Inc.
One Ocean, which is a registered trademark of Remington Hotels, LLC.
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
SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly revenue. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as the COVID-19 pandemic and related government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter to enable us to make quarterly distributions to maintain our REIT status due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand, cash generated through borrowings, and issuances of common stock to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
ACCESS TO REPORTS AND OTHER INFORMATION
We maintain a website at www.ahtreit.com. On our website, we make available free-of-charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”). All of our filed reports can also be obtained at the SEC’s website at www.sec.gov. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.
A description of any substantive amendment or waiver of our Code of Business Conduct and Ethics or our Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer will be disclosed on our website under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver. We also use our website to distribute company information, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this report.

Item 1A.Risk Factors
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:
•the impact of the ongoing COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta, Omicron or other potential variants, on our business, financial condition, liquidity and results of operations;
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
The performance of the lodging industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. A majority of our hotels are classified as upscale and upper upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upscale and upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties or concerns with respect to communicable disease, business and leisure travelers may seek to reduce travel costs and/or health risks by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on us. Our business has been and will continue to be materially adversely affected by the impact of the COVID-19 pandemic, see “The outbreak of COVID-19 has and will continue to reduce our occupancy rates and RevPAR.”
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
We did not pay dividends on our Common Stock in fiscal year 2021. We do not expect to pay dividends on our Common Stock for the foreseeable future.
We did not pay dividends on our Common Stock in fiscal year 2021. We do not expect to pay dividends on our Common Stock for the foreseeable future, particularly in light of the downturn in our business occasioned by the COVID-19 pandemic and the demands of our property-level lenders, some of with whom we are currently negotiating forbearance agreements in light of our failure to make interest and principal payments starting in April 2020. We do not anticipate paying any dividends on our outstanding Common Stock for any quarter during 2022. The board of directors will continue to review our dividend policy and make future announcements with respect thereto.
Under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend (except a dividend in shares of stock) may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. Maryland law permits these determinations to be made by our board of directors based on either a book value basis or a reasonable fair value basis. As of December 31, 2021, the Company had a deficit in stockholders’ equity of approximately $2.7 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015. There is no expectation that a dividend on Common Stock can or would be considered or declared at any time in the foreseeable future.
Although we are currently eligible to file new short form registration statements on Form S-3, we cannot guarantee we will remain eligible to do so. If we fail to pay dividends to holders of our Preferred Stock or otherwise lose such Form S-3 eligibility, it may impair our ability to raise capital on terms favorable to us, in a timely manner.
If we do not pay dividends to our holders of Preferred Stock or otherwise lose our Form S-3 eligibility, it may impair our capital raising ability. Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-11. The ability to newly register securities for resale may also be limited as a result of the loss of Form S-3 eligibility with respect to such registrations.
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
We do not have any employees. We contractually engage hotel managers, such as Marriott, Hilton, Hyatt and our affiliate, Remington Hotels, which is owned by Ashford Inc., to operate, and to employ the personnel required to operate our hotels. The hotel manager is required under the applicable hotel management agreement to determine appropriate staffing levels; we are required to reimburse the applicable hotel manager for the cost of these employees. As a result, we are dependent on our hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor, and we have less ability in the COVID-19 environment to reduce staffing at our hotels than we would if we employed such personnel directly. As a result, our hotels may be staffed at a level higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our hotel managers) in order to influence the staffing decisions made by Remington Hotels, which is our affiliate.
We are required to make minimum base advisory fee payments to our advisor, Ashford Inc., under our advisory agreement, which must be paid even if our total market capitalization and performance decline. Similarly, we are required to make minimum base hotel management fee payments under our hotel management agreements with Remington Hotels, a subsidiary of Ashford Inc., which must be paid even if revenues at our hotels decline significantly.
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base advisory fee (based on our total market capitalization and the amount of sold assets) subject to a minimum base advisory fee. The minimum base advisory fee is equal to the greater of (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, including as a result of the impact of COVID-19, we will still be required to make monthly payments to our advisor equal to the minimum base advisory fee, which could adversely impact our liquidity and financial condition. As described further in our filings with the SEC, the independent members of the board of directors of Ashford Inc. provided the Company a deferral on the payment of certain fees and expenses with respect to the months of October 2020, November 2020, December 2020 and January 2021 payable under the advisory agreement such that all such fees would be due and payable on the earlier of (x) January 18, 2021 and (y) immediately prior to the closing of the Oaktree Credit Agreement. The foregoing payment was due and payable on January 11, 2021. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against the Company and the Company’s affiliates and each of their officers and directors for breach of the advisory agreement or any damages that may have arisen in absence of such fee deferral. In accordance with the terms of the previously disclosed deferrals, the Company paid Ashford Inc. $14,411,432 immediately prior to the closing of the Oaktree Credit Agreement. There can be no assurances that Ashford Inc. will grant similar deferrals in the future
Similarly, pursuant to our hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., we pay Remington Hotels monthly base hotel management fees on a per hotel basis equal to the greater of approximately $15,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hotels equal to approximately $15,000 per hotel (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.
We have in the past and may continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. In such event, we may not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, suffer a deterioration in their financial condition or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, budgets, or financing, if neither we nor the partner or co-venturer has full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.
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
Nearly all of our business is hotel related. Our current strategy is predominantly to acquire upper upscale hotels, as well as when conditions are favorable to acquire first mortgages on hotel properties, invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators, and participate in hotel sale-leaseback transactions. Adverse conditions in the hotel industry, including those resulting from COVID-19, will have a material adverse effect on our operating and investment revenues and cash available for distribution to our stockholders.
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

As of December 31, 2021, we have entered into management agreements with Remington Hotels, a subsidiary of Ashford Inc., to manage 68 of our 100 hotel properties and the WorldQuest condominium properties. We have hired unaffiliated third-party hotel managers to manage our remaining properties. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis, and we cannot assure you that the hotel managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
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
Our business may be impacted by domestic and global economic conditions. Political crises in the U.S. and other international countries or regions, including sovereign risk related to a deterioration in the creditworthiness or a default by local governments, may negatively affect global economic conditions and our business. If the U.S. or global economy experiences volatility or significant disruptions, such disruptions or volatility could hurt the U.S. economy and our business could be negatively impacted by reduced demand for business and leisure travel related to a slowdown in the general economy, by disruptions resulting from credit markets, higher operating costs and by liquidity issues resulting from an inability to access credit markets to obtain cash to support operations.
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
We may experience losses caused by severe weather conditions or natural disasters.
Our properties are susceptible to extreme weather conditions, which may cause property damage or interrupt business, which could harm our business and results of operations. Certain of our hotels are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes, floods, tornados and winter storms in the United States. Such extreme weather conditions may interrupt our operations, damage our hotels, and reduce the number of guests who visit our hotels in such areas. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in California or in the other regions in which we operate or source critical supplies could adversely affect our business. Over time, these conditions could result in declining hotel demand, significant damage to our properties or our inability to operate the affected hotels at all.
We believe that our properties are adequately insured, consistent with industry standards, to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornados, floods and other severe weather conditions and natural disasters. Nevertheless, we are subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses including but not limited to the costs associated with evacuation. These losses may lead to an increase in our cost of insurance, a decrease in our anticipated revenues from an affected property or a loss of all or a portion of the capital we have invested in an affected property. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss.
RISKS RELATED TO OUR DEBT FINANCING
We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.
On January 15, 2021, the Company and Ashford Trust OP entered into the Oaktree Credit Agreement with Oaktree and the Administrative Agent. As of December 31, 2021, our outstanding indebtedness consists of our $200 million senior secured credit facility and approximately $3.7 billion in property level debt, including approximately $3.6 billion of variable interest rate debt. We have an additional $250 million of capacity under our senior secured credit facility with Oaktree in the form of “delayed draw” term loan commitments. On October 12, 2021, we entered into Amendment No. 1 to the Oaktree Credit Agreement, which did not result in us incurring additional indebtedness or increasing our borrowing capacity under the facility but which, among other items, (i) suspends our obligations to comply with certain covenants under the facility if at any point there are no loans or accrued interest outstanding, (ii) suspends our obligation to subordinate fees due under the advisory agreement if at any point there are no loans or accrued paid-in-kind interest outstanding or any accrued dividends on any of our preferred stock and we have a minimum level of cash, (iii) permits Oaktree to, at any time, elect to receive an exit fee (the “Exit Fee”) in warrants for the purchase of Common Stock equal to 19.9% of all Common Stock outstanding on the closing date of the Oaktree Credit Agreement subject to certain upward or downward adjustments, and (iv) provides that in the event prior to the termination of the Oaktree Credit Agreement, Oaktree elects to receive the Exit Fee in warrants and any of such warrants are sold at a price per share of Common Stock in excess of $40, all obligations owed to Oaktree shall be reduced by an amount equal to 25% of the amount of such excess consideration, subject to certain adjustments. We may also incur additional variable rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
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
As of December 31, 2021, our outstanding indebtedness consists of our $200 million senior secured credit facility and approximately $3.7 billion in property level debt, including approximately $3.6 billion of variable interest rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
If we default on our senior secured credit facility with entities managed by Oaktree, the lenders may foreclose on our assets which are pledged as collateral.
Substantially all of our assets have been pledged as collateral in the Oaktree Credit Agreement with lending entities managed by Oaktree. If we default on the Oaktree Credit Agreement or do not meet our covenants thereunder, Oaktree will be able to foreclose on its collateral under the Oaktree Credit Agreement, which would have a material adverse effect on our business and operations. Additionally, under the Oaktree Credit Agreement, a “Change of Control” shall occur in the event, among other items, during any period of 12 consecutive months, a majority of the members of the board of directors ceases to be composed of individuals (i) who were members of that board of directors on the first day of such period, (ii) whose election or nomination to that board of directors was approved by individuals referred to in clause (i) above constituting at the time of such election or nomination at least a majority of that board of directors or (iii) whose election or nomination to that board of directors was approved by individuals referred to in clauses (i) and (ii) above constituting at the time of such election or nomination at least a majority of that board of directors. If there is a “Change of Control,” Oaktree shall have the option to cause the Company to prepay all or any portion of the outstanding loans, together with a potential premium of 1% of the principal amount. Additionally, pursuant to Amendment No. 1 to the Oaktree Credit Agreement, at any time Oaktree may elect to receive the Exit Fee in warrants for the purchase of Common Stock equal to 19.9% of all Common Stock outstanding on the closing date of the Oaktree Credit Agreement subject to certain upward or downward adjustments. In the event Oaktree elects to be paid an Exit Fee in cash or Common Stock, we may satisfy such Exit Fee by the issuance of warrants in an equivalent amount of Common Stock.
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

Some of our loan agreements also contain cash trap provisions that are triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is not distributed to us at any time after the cash trap provisions have been triggered until we have cured performance issues. This could affect our liquidity and our ability to make distributions to our stockholders. If we are not able to make distributions to our stockholders, we may not qualify as a REIT. As of December 31, 2021, 93% of our hotels are in cash traps.
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
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the transition away from LIBOR to alternative reference rates.
In July 2017, the United Kingdom regulator that regulates London Interbank Offered Rate (“LIBOR”) announced its intention to phase out LIBOR rates by the end of 2021. On March 5, 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, and the Financial Conduct Authority announced that all LIBOR rates will either cease to be published by any benchmark administrator, or no longer be representative immediately after December 31, 2021 for all GBP, EUR, CHF and JPY LIBOR rates and one-week and two-month U.S. dollar LIBOR rates, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR rates. As of January 1, 2022, publication of one-week and two-month U.S. dollar LIBOR has ceased, and regulated U.S. financial institutions are no longer permitted to enter into new contracts referencing any LIBOR rates. The Alternative Reference Rates Committee (“ARRC”), a committee convened by the Federal Reserve Board and the New York Federal Reserve Bank, has proposed replacing U.S. dollar LIBOR with a new index based on trading in overnight repurchase agreements, the Secured Overnight Financing Rate (“SOFR”). The ARRC has formally announced and recommended SOFR as an alternative reference rate to LIBOR. As of December 31, 2021, we had approximately $3.6 billion of variable interest rate debt as well as interest rate derivatives including caps on the majority of our variable rate debt that are indexed to LIBOR.
At this time we are not able to accurately predict when SOFR will become the most prevalent alternative reference rate in the market, or what impact the transition from LIBOR to alternative reference rates may have on our business, results of operations and financial condition. Additionally, it is difficult to predict whether and to what extent banks will continue to provide submissions to the administrator of rate quotes for the U.S. dollar LIBOR rates that have not already been discontinued or, if they do, whether such rates will be representative of the underlying market or economic reality before they are schedule to be discontinued on June 30, 2023 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods difficult or impracticable to determine. Our financial instruments may require changes to documentation as well as enhancements and modifications to systems, controls, procedures and models, which could present operational and legal challenges for us and our clients, customers, investors and counterparties. There can be no assurance that we will be able to modify all existing financial instruments before the discontinuation of LIBOR. If such financial instruments are not remediated to provide a method for transitioning from LIBOR to an alternative reference rate, the New York state LIBOR legislation and proposed federal legislation related to the LIBOR transition may provide statutory solutions to implement an alternative reference rate and provide legal protection against litigation. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows. We continue to monitor developments in the LIBOR transition and the proposed federal legislation related to the LIBOR transition to facilitate an orderly transition away from the use of LIBOR.
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
The outbreak of COVID-19 has and will continue to reduce our occupancy rates and RevPAR.
Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and our business, the severity and duration of which are uncertain. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the occupancy and RevPAR reduction associated with COVID-19 to continue. The continued outbreak of the virus in the U.S. has and will continue to further reduce travel and demand at our hotels. The prolonged occurrence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel or other market impacts. The hotel industry and our portfolio have and we expect will continue to experience the postponement or cancellation of a significant number of business conferences and similar events. At this time those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19.
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
Our business and financial performance are affected by the health of the worldwide travel industry. Travel expenditures are sensitive to personal and business-related discretionary spending levels, tending to decline or grow more slowly during economic downturns, as well as to disruptions due to other factors, including those discussed below. Decreased travel expenditures could reduce the demand for our services, thereby causing a reduction in revenue. For example, during regional or global recessions, domestic and global economic conditions can deteriorate rapidly, resulting in increased unemployment and a reduction in expenditures for both business and leisure travelers. A slower spending rate on the services we provide could have a negative impact on our revenue growth.
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
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment (“FF&E”). Managers or franchisors of our hotels also will require periodic capital improvements pursuant to the management agreements or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. We may also develop hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, residential, office or apartments, including through joint ventures. Such renovation and development involves substantial risks, including:
•construction cost overruns and delays;
•the disruption of operations at, displacement of revenue at and damage to our operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service;
•increases in operating costs at our hotels, to the extent they rely on portions of development sites for hotel operations;
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
•environmental problems;

•disputes with franchisors or hotel managers regarding compliance with relevant franchise agreements or management agreements; and
•development-related liabilities, such as claims for design/construction defects.
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
During 2021, approximately 8% of our total hotel revenue was generated from nine hotels located in the Washington D.C. area, one of several key U.S. markets considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
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
Because each of our executive officers are also key employees of our advisor, Ashford LLC, a subsidiary of Ashford Inc. and have ownership interests in Ashford Inc. and because the chairman of our board of directors has an ownership interest in Ashford Inc., our advisory agreement, our master hotel management agreement and hotel management mutual exclusivity agreement with Remington Hotels, a subsidiary of Ashford Inc., and our master project management agreement and project management mutual exclusivity agreement with Premier, a subsidiary of Ashford Inc., among other agreements between us and subsidiaries of Ashford Inc. were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with our advisor and its subsidiaries (including Ashford LLC, Remington Hotels and Premier).
The termination fee payable to our advisor significantly increases the cost to us of terminating our advisory agreement, thereby effectively limiting our ability to terminate our advisor without cause and could make a change of control transaction less likely or the terms thereof less attractive to us and to our stockholders.
The initial term of our advisory agreement with our advisor is 10 years from the effective date of the advisory agreement, subject to an extension by our advisor for up to 7 successive additional 10-year renewal terms thereafter. The board of directors will review our advisor’s performance and fees annually and, following the 10-year initial term, may elect to renegotiate the amount of fees payable under the advisory agreement in certain circumstances. Additionally, if we undergo a change of control transaction, we will have the right to terminate the advisory agreement with the payment of the termination fee described below. If we terminate the advisory agreement without cause or upon a change of control, we will be required to pay our advisor a termination fee equal to:
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
Any such termination fee will be payable on or before the termination date. Moreover, our advisor is entitled to set off, take and apply any of our money on deposit in any of our bank, brokerage or similar accounts (all of which are controlled by, and in the name of, our advisor) to amounts we owe to our advisor, including amounts we would owe to our advisor in respect of the termination fee, and in certain circumstances permits our advisor to escrow any money in such accounts into a termination fee escrow account (to which we would not have access) even prior to the time that the termination fee is payable. The termination fee makes it more difficult for us to terminate our advisory agreement. These provisions significantly increase the cost to us of terminating our advisory agreement, thereby limiting our ability to terminate our advisor without cause.

Our advisor has agreed that its right to receive fees payable under the advisory agreement, including the termination fee and liquidated damages, shall be subordinate under certain circumstances to the payment in full of obligations under the Oaktree Credit Agreement and has entered into documents necessary to subordinate our advisor’s interest in such fees. On January 15, 2021, in connection with our entry into the Oaktree Credit Agreement, the Company and our advisor, together with certain affiliated entities, entered into a Subordination and Non-Disturbance Agreement pursuant to which our advisor agreed to subordinate to the prior repayment in full of all obligations under the Oaktree Credit Agreement with Oaktree, among other items, (1) advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019, and (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder.
On October 12, 2021, we entered into Amendment No. 1 to the Oaktree Credit Agreement which, among other items, suspends our obligation to subordinate fees due under the advisory agreement if at any point there is no accrued paid-in-kind interest outstanding or any accrued dividends on any of the Company’s Preferred Stock and the Company has sufficient unrestricted cash to repay in full all outstanding borrowings under the Oaktree Credit Agreement.
Our advisor manages other entities and may direct attractive investment opportunities away from us. If we change our investment guidelines, our advisor is not restricted from advising clients with similar investment guidelines.
Our executive officers also serve as key employees and as officers of our advisor and Braemar, and will continue to do so. Furthermore, Mr. Monty J. Bennett, our chairman, is also the chief executive officer, chairman and a significant stockholder of our advisor and is the chairman of Braemar. Our advisory agreement requires our advisor to present investments that satisfy our investment guidelines to us before presenting them to Braemar or any future client of our advisor. Additionally, in the future our advisor may advise other clients, some of which may have investment guidelines substantially similar to ours.
Some portfolio investment opportunities may include hotels that satisfy our investment objectives as well as hotels that satisfy the investment objectives of Braemar or other entities advised by our advisor. If the portfolio cannot be equitably divided, our advisor will necessarily have to make a determination as to which entity will be presented with the opportunity. In such a circumstance, our advisory agreement requires our advisor to allocate portfolio investment opportunities between us, Braemar or other entities advised by our advisor in a fair and equitable manner, consistent with our, Braemar’s and such other entities’ investment objectives. In making this determination, our advisor, using substantial discretion, will consider the investment strategy and guidelines of each entity with respect to acquisition of properties, portfolio concentrations, tax consequences, regulatory restrictions, liquidity requirements and other factors deemed appropriate. In making the allocation determination, our advisor has no obligation to make any such investment opportunity available to us. Further, our advisor and Braemar have agreed that any new investment opportunities that satisfy our investment guidelines will be presented to our board of directors; however, our board of directors will have only ten business days to make a determination with respect to such opportunity prior to it being available to Braemar. The above mentioned dual responsibilities may create conflicts of interest for our officers which could result in decisions or allocations of investments that may benefit one entity more than the other.
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
Conflicts of interest in general and specifically relating to Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels and Premier) may lead to management decisions that are not in the stockholders’ best interest. The chairman of our board of directors, Mr. Monty J. Bennett, is the chairman, chief executive officer and a significant stockholder of

Ashford Inc. and Mr. Archie Bennett, Jr., who is our chairman emeritus, is a significant stockholder of Ashford Inc. Prior to its acquisition by Ashford Inc. on November 6, 2019, Messrs. Archie Bennett, Jr. and Monty J. Bennett beneficially owned 100% of Remington Lodging. As of December 31, 2021, Remington Hotels managed 68 of our 100 hotel properties and the WorldQuest condominium properties and provides other services.
As of December 31, 2021, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. together owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 20.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.6%. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
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
We are a party to a master hotel management agreement and a hotel management exclusivity agreement with Remington Hotels and a master project management agreement and a project management exclusivity agreement with Premier, which describes the terms of Remington Hotels’ and Premier’s, respectively, services to our hotels, as well as any future hotels we may acquire that may or may not be property managed by Remington Hotels or project managed by Premier. The exclusivity agreements requires us to engage Remington Hotels for hotel management and Premier for design and construction services, respectively, unless, in each case, our independent directors either: (i) unanimously vote to hire a different manager or developer; or (ii) by a majority vote, elect not to engage Remington Hotels or Premier, as the case may be, because they have determined that special circumstances exist or that, based on Remington Hotels’ or Premier’s prior performance, another manager or developer could perform the duties materially better. As significant owners of Ashford Inc., which would receive any development, management, and management termination fees payable by us under the management agreements, Mr. Monty J. Bennett, and to a lesser extent, Mr. Archie Bennett, Jr., in his role as chairman emeritus, may influence our decisions to sell, acquire, or develop hotels when it is not in the best interests of our stockholders to do so.
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
Our policy regarding conflicts of interest may not adequately address all of the conflicts of interest that may arise with respect to our activities.
In order to avoid any actual or perceived conflicts of interest with our directors or officers or our advisor’s employees, we adopted a policy regarding conflicts of interest to address specifically some of the conflicts relating to our activities. Although under this policy the approval of a majority of our disinterested directors is required to approve any transaction, agreement or relationship in which any of our directors or officers or our advisor or it has an interest, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will resolve such conflicts in a manner that is favorable to us.
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
Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment, including losses incurred in relation to the COVID-19 pandemic or cybersecurity incidents. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed. Accordingly, there can be no assurance that:
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
We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder, subject to certain limitations, including that the cash portion be at least 20% of the total distribution (10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022; while not clear, such 10% limitation could be extended in the future).
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
Our charter opts out of the business combination/moratorium provisions and control share provisions of the MGCL and prevents us from making any elections under Subtitle 8 of the MGCL. Because these provisions are contained in our charter, they cannot be amended unless the board of directors recommends the amendment and the stockholders approve the amendment. Any such amendment would require the affirmative vote of two-thirds of the outstanding voting power of our common stock. Additionally, in connection with the transactions contemplated by the Credit Agreement, on January 15, 2021, the Company entered into an investor agreement (the “Investor Agreement”) with Oaktree. Pursuant to the Investor Agreement, we are not permitted to elect to be subject to, or publicly recommend any charter amendment to our stockholders that would permit our board of directors to elect to be subject to, the business combination/moratorium provisions or share control provisions of Maryland law or any similar state anti-takeover law, except to the extent Oaktree and its affiliates are expressly exempted.
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
Our charter authorizes the issuance of up to 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of February 24, 2022, we had 34,493,429 shares of our common stock issued and outstanding, 1,174,427 shares of our Series D Cumulative Preferred Stock, 1,251,044 shares of our Series F Cumulative Preferred Stock, 1,531,996 shares of our Series G Cumulative Preferred Stock, 1,308,415 shares of our Series H Cumulative Preferred Stock, and 1,252,923 share of our Series I Cumulative Preferred Stock. Accordingly, we may issue up to an additional 365,506,571 shares of common stock and 43,481,195 shares of preferred stock.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.Properties
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2021, we held ownership interests in 100 hotel properties that were included in our consolidated operations. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2021
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150	58.26%	$126.84	$73.90
Embassy Suites	Dallas, TX	Full service	150	100	150	59.65%	$109.42	$65.27
Embassy Suites	Herndon, VA	Full service	150	100	150	60.24%	$109.45	$65.94
Embassy Suites	Las Vegas, NV	Full service	220	100	220	60.43%	$141.18	$85.32
Embassy Suites	Flagstaff, AZ	Full service	119	100	119	72.29%	$158.16	$114.33
Embassy Suites	Houston, TX	Full service	150	100	150	67.96%	$126.81	$86.18
Embassy Suites	West Palm Beach, FL	Full service	160	100	160	77.07%	$140.70	$108.43
Embassy Suites	Philadelphia, PA	Full service	263	100	263	62.38%	$142.68	$89.01
Embassy Suites	Walnut Creek, CA	Full service	249	100	249	62.88%	$146.54	$92.15
Embassy Suites	Arlington, VA	Full service	269	100	269	46.82%	$148.17	$69.37
Embassy Suites	Portland, OR	Full service	276	100	276	36.27%	$163.89	$59.45
Embassy Suites	Santa Clara, CA	Full service	258	100	258	44.02%	$134.15	$59.05
Embassy Suites	Orlando, FL	Full service	174	100	174	72.57%	$127.93	$92.83
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119	70.13%	$115.98	$81.33
Hilton Garden Inn	Austin, TX	Select service	254	100	254	54.96%	$140.39	$77.16
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158	66.21%	$100.17	$66.33
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176	75.53%	$142.24	$107.44
Hilton	Houston, TX	Full service	242	100	242	59.13%	$111.18	$65.74
Hilton	St. Petersburg, FL	Full service	333	100	333	60.27%	$165.15	$99.53
Hilton	Santa Fe, NM	Full service	158	100	158	59.04%	$180.85	$106.77
Hilton	Bloomington, MN	Full service	300	100	300	43.41%	$110.07	$47.78
Hilton	Costa Mesa, CA	Full service	486	100	486	56.99%	$118.99	$67.81
Hilton	Boston, MA	Full service	390	100	390	55.44%	$199.55	$110.63
Hilton	Parsippany, NJ	Full service	353	100	353	29.63%	$130.01	$38.52
Hilton	Tampa, FL	Full service	238	100	238	73.53%	$120.18	$88.37
Hilton	Alexandria, VA	Full service	252	100	252	44.22%	$142.68	$63.10
Hilton	Santa Cruz, CA	Full service	178	100	178	69.14%	$181.43	$125.44
Hilton	Ft. Worth, TX	Full service	294	100	294	44.31%	$155.33	$68.82
Hampton Inn	Lawrenceville, GA	Select service	85	100	85	71.94%	$100.24	$72.12
Hampton Inn	Evansville, IN	Select service	140	100	140	54.72%	$99.73	$54.57
Hampton Inn	Parsippany, NJ	Select service	152	100	152	37.81%	$114.32	$43.23
Hampton Inn	Buford, GA	Select service	92	100	92	72.15%	$119.31	$86.08
Marriott	Beverly Hills, CA	Full service	260	100	260	89.09%	$179.44	$159.87
Marriott	Durham, NC	Full service	225	100	225	38.23%	$110.33	$42.18
Marriott	Arlington, VA	Full service	701	100	701	43.72%	$131.47	$57.48
Marriott	Bridgewater, NJ	Full service	349	100	349	40.78%	$136.52	$55.68
Marriott	Dallas, TX	Full service	265	100	273	46.27%	$114.26	$52.87
Marriott	Fremont, CA	Full service	357	100	357	40.47%	$112.52	$45.53
Marriott	Memphis, TN	Full service	232	100	232	59.13%	$127.60	$75.44
Marriott	Irving, TX	Full service	499	100	491	60.24%	$129.29	$77.88
Marriott	Omaha, NE	Full service	300	100	300	42.63%	$114.34	$48.74

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2021
						Occupancy	ADR	RevPAR
Marriott	Sugarland, TX	Full service	300	100	300	63.08%	$125.15	$78.95
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133	50.18%	$88.98	$44.65
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90	61.13%	$114.91	$70.25
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97	63.26%	$103.66	$65.58
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164	66.44%	$117.34	$77.96
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199	49.08%	$97.74	$47.98
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86	58.87%	$108.54	$63.89
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117	53.15%	$115.69	$61.49
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315	50.16%	$167.81	$84.18
Courtyard by Marriott	Columbus, IN	Select service	90	100	90	50.86%	$99.75	$50.74
Courtyard by Marriott	Denver, CO	Select service	202	100	202	79.77%	$114.67	$91.48
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210	46.08%	$115.46	$53.20
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272	49.03%	$98.31	$48.20
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168	43.81%	$104.19	$45.64
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156	72.67%	$112.52	$81.78
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154	53.15%	$91.03	$48.38
Courtyard by Marriott	Oakland, CA	Select service	156	100	156	75.92%	$108.49	$82.36
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180	73.03%	$121.41	$88.67
Courtyard by Marriott	Plano, TX	Select service	153	100	153	46.12%	$85.67	$39.51
Courtyard by Marriott	Newark, CA	Select service	181	100	181	53.16%	$90.11	$47.91
Courtyard by Marriott	Manchester, CT	Select service	90	100	90	72.83%	$118.59	$86.37
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235	31.58%	$123.44	$38.98
Marriott Residence Inn	Evansville, IN	Select service	78	100	78	72.75%	$101.32	$73.71
Marriott Residence Inn	Orlando, FL	Select service	350	100	350	70.63%	$110.24	$77.86
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159	62.49%	$120.56	$75.34
Marriott Residence Inn	San Diego, CA	Select service	150	100	150	78.74%	$147.49	$116.13
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144	55.18%	$116.59	$64.34
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256	79.27%	$120.57	$95.58
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200	67.53%	$89.01	$60.11
Marriott Residence Inn	Plano, TX	Select service	126	100	126	67.36%	$80.76	$54.40
Marriott Residence Inn	Newark, CA	Select service	168	100	168	72.25%	$104.51	$75.51
Marriott Residence Inn	Manchester, CT	Select service	96	100	96	77.49%	$124.51	$96.48
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120	74.87%	$123.95	$92.81
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143	72.87%	$129.35	$94.26
One Ocean	Atlantic Beach, FL	Full service	193	100	193	64.54%	$258.24	$166.68
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197	39.53%	$150.81	$59.62
Sheraton Hotel	Langhorne, PA	Full service	186	100	186	51.43%	$138.30	$71.13
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220	24.28%	$100.36	$24.36
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378	43.09%	$127.53	$54.95
Sheraton Hotel	Anchorage, AK	Full service	370	100	370	63.37%	$145.72	$92.34
Sheraton Hotel	San Diego, CA	Full service	260	100	260	49.91%	$127.40	$63.58
Hyatt Regency	Coral Gables, FL	Full service	254	100	254	78.26%	$168.51	$131.88
Hyatt Regency	Hauppauge, NY	Full service	358	100	358	44.10%	$151.86	$66.97
Hyatt Regency	Savannah, GA	Full service	351	100	351	82.66%	$186.66	$154.30
Renaissance	Nashville, TN	Full service	673	100	673	60.32%	$221.20	$133.42
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124	50.69%	$179.67	$91.07
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168	57.05%	$248.82	$141.94
Silversmith	Chicago, IL	Full service	144	100	144	35.16%	$157.71	$55.45
The Churchill	Washington, D.C.	Full service	173	100	173	33.99%	$129.82	$44.12
The Melrose	Washington, D.C.	Full service	240	100	240	33.62%	$158.29	$53.22
Le Pavillon	New Orleans, LA	Full service	226	100	226	32.49%	$145.77	$47.36
The Ashton	Ft. Worth, TX	Full service	39	100	39	52.15%	$165.48	$86.30
Westin	Princeton, NJ	Full service	296	100	296	46.03%	$125.25	$57.65

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2021
						Occupancy	ADR	RevPAR
W	Atlanta, GA	Full service	237	100	237	47.83%	$221.49	$105.95
Hotel Indigo	Atlanta, GA	Full service	141	100	141	50.83%	$125.44	$63.76
Ritz-Carlton	Atlanta, GA	Full service	444	100	444	46.24%	$269.44	$124.59
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157	64.86%	$256.29	$166.22
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160	81.13%	$341.34	$276.92
Renaissance (3)	Palm Springs, CA	Full service	410	100	410	54.38%	$161.23	$87.68
Total			22,313		22,313	55.60%	$143.62	$79.84
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
Item 3.Legal Proceedings
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorneys’ fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing. As of December 31, 2021, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgement in favor of the plaintiffs. Based on the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, of further appeals related to this matter, the Company is analyzing whether to continue to appeal and vigorously defend this matter or to pursue an out-of-court settlement. The Company believes it is probable that it will ultimately incur a loss from this litigation. As a result, the Company has recorded an accrual of approximately $4.2 million as of December 31, 2021. The final outcome could result in a loss of up to approximately $8 million in excess of the amount accrued, plus additional interest and attorneys’ fees.
In June 2020, each of the Company, Braemar, Ashford Inc., and Lismore, a subsidiary of Ashford Inc. (collectively with the Company, Braemar, Ashford Inc. and Lismore, the “Ashford Companies”), received an administrative subpoena from the

SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, chairman of our board of directors, received an administrative subpoena from the SEC requiring testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies. On January 11, 2022, the Company received a letter from the staff of the SEC stating that the SEC's investigation is concluded, and that the SEC enforcement staff does not intend to recommend any action by the SEC against the Company. Braemar and Ashford Inc. also each received a letter stating that the SEC's investigation is concluded, and that the SEC enforcement staff does not intend to recommend any action against the respective companies.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2021, no amounts have been accrued.
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
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On February 24, 2022, there were 214 registered holders of record of our common stock.
For the years ended December 31, 2021 and 2020, we did not declare or pay common stock dividends. In December 2021, the board of directors approved our dividend policy for 2022, which continued the suspension of the Company’s common stock dividend into 2022 in light of the ongoing uncertainty from the COVID-19 pandemic and to protect liquidity. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our hotel managers and general business conditions (including the impact of COVID-19).
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows for the following fiscal years:

	2021			2020			2019
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	—		—	0.6000	(1)	100.0000	3.6000	(1)	100.0000
Total	$—		—%	$0.6000		100.0000%	$3.6000		100.0000%
Common Stock (stock - NYSE: AINC):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—%
Return of capital	—		—	—		—	0.0380	(2)	100.0000
Total	$—		—%	$—		—%	$0.0380		—%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	3.1686	(1)	100.0000	1.0562	(1)	100.0000	2.1124	(1)	100.0000
Total	$3.1686		100.0000%	$1.0562		100.0000%	$2.1124		100.0000%
Preferred Stock – Series F:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	2.7654	(1)	100.0000	0.9218	(1)	100.0000	1.8436	(1)	100.0000
Total	$2.7654		100.0000%	$0.9218		100.0000%	$1.8436		100.0000%
Preferred Stock – Series G:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	2.7654	(1)	100.0000	0.9218	(1)	100.0000	1.8436	(1)	100.0000
Total	$2.7654		100.0000%	$0.9218		100.0000%	$1.8436		100.0000%
Preferred Stock – Series H:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	2.8125	(1)	100.0000	0.9375	(1)	100.0000	1.8750	(1)	100.0000
Total	$2.8125		100.0000%	$0.9375		100.0000%	$1.8750		100.0000%
Preferred Stock – Series I:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Return of capital	2.8125	(1)	100.0000	0.9375	(1)	100.0000	1.8750	(1)	100.0000
Total	$2.8125		100.0000%	$0.9375		100.0000%	$1.8750		100.0000%
____________________
(1)The fourth quarter 2018 preferred and common distributions paid January 17, 2019 are treated as 2019 distributions for tax purposes. The fourth quarter 2019 preferred and common distributions paid January 16, 2020 are treated as 2020 distributions for tax purposes. The fourth quarter 2021 preferred distributions paid January 14, 2022 are treated as 2022 distributions for tax purposes.
(2)On November 5, 2019 Ashford Trust distributed its remaining shares of common stock in Ashford Inc. (NYSE: AINC) to the common stockholders of record as of the close of business of the New York Stock Exchange on October 29, 2019.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2021:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	43,000	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	43,000
____________________
(1)As of December 31, 2021, there were approximately 43,000 shares of our common stock, or securities convertible into approximately 43,000 shares of our common stock that remained available for issuance under our 2021 Stock Incentive Plan.
Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2016 through December 31, 2021, assuming an initial investment of $100 in stock on December 31, 2016 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
Ashford Hospitality Trust, Inc.
S&P 500
FTSE NAREIT Lodging & Resorts

Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	593	$—	(2)	—	$200,000,000
November 1 to November 30	2	—	(2)	—	200,000,000
December 1 to December 31	119	—	(2)	—	200,000,000
Total	714	$—		—
____________________
(1)On December 5, 2017, the board of directors reapproved the Repurchase Program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations.
(2)There is no cost associated with the forfeiture of 593, 2 and 119 restricted shares of our common stock in October, November and December, respectively.
During the period between October 1, 2021 and December 31, 2021, the Company exchanged a total of 910,794 shares of its common stock for an aggregate of 477,997 shares of preferred stock with certain holders of its 8.45% Series D Cumulative

Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock. The issuance of the shares of the common stock was made by the Company pursuant to the exemption from the registration requirements of Section 3(a)(9) of the Securities Act on the basis that these offers constituted an exchange with existing holders of the Company’s securities. No commission or other remuneration was paid to any party for soliciting such exchange and the transactions did not involve a public offering. In consideration for the common share issuances, the Company received the preferred shares from the stockholders, which preferred shares were cancelled and of no further effect.
Item 6.     Reserved
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2020 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
EXECUTIVE OVERVIEW
General
As of December 31, 2021, we owned 100 consolidated hotel properties which represents 22,313 total rooms. Currently, all of our hotel properties are located in the United States.
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
Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and resulted in significant travel restrictions and the extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we experienced a significant decline in occupancy and RevPAR, and we expect the occupancy and RevPAR declines associated with COVID-19 to continue. The prolonged presence of the virus resulted in health and other government authorities imposing widespread restrictions on travel and other businesses.
On January 15, 2021, the Company entered into the Credit Agreement with Oaktree comprised of (a) initial term loans in an aggregate principal amount of $200 million, (b) initial delayed draw term loans (the “Initial DDTL”) in an aggregate principal amount of up to $150 million and (c) additional delayed draw term loans (the “Additional DDTL”) in an aggregate principal amount of up to $100 million. On October 12, 2021, the Company and Ashford Truest OP entered into Amendment No. 1 to the Credit Agreement (Original Credit Agreement, as amended thereby, the “Credit Agreement”).

As of December 31, 2021, the Company held cash and cash equivalents of $592.1 million and restricted cash of $99.5 million. The vast majority of the restricted cash comprises lender and manager held reserves. During 2020, the Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. The Company continues to have discussions with one of its lenders about a potential modification on its property level debt. On November 23, 2021, the Company announced that its board of directors declared cash dividends on the Company’s 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock reflecting accrued and unpaid dividends for the quarters ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. The board of directors also declared cash dividends on the Company’s 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock for the quarter ended December 31, 2021. The Company has continued the suspension of its common stock dividend into 2022 in light of the ongoing uncertainty from the COVID-19 pandemic and to protect liquidity.
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
Recent Developments
On January 15, 2021, the Company and Ashford Trust OP entered into the Oaktree Credit Agreement with Oaktree and the Administrative Agent. On October 12, 2021, the Company entered into Amendment No. 1 to the Oaktree Credit Agreement with Oaktree and the Administrative Agent. Amendment No. 1 to the Oaktree Credit Agreement, subject to the conditions set forth therein, among other items: (i) extends the commitment period of the Initial DDTL and Additional DDTL from 30 months to 42 months after the initial closing date of the Credit Agreement, if the Initial Term Loans are repaid in full prior to the expiration of such commitment period (the “DDTL Commitment Period”); (ii) suspends the Company’s obligations to comply with certain covenants during the DDTL Commitment Period if no Loans or accrued interest thereon are outstanding; (iii) suspends the Company’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued paid-in-kind interest outstanding or any accrued dividends on any of the Company’s preferred stock and the Company has sufficient unrestricted cash to repay in full all outstanding Loans; (iv) permits Oaktree, at any time, elect to receive the exit fee in warrants for the purchase of common stock of the Company equal to 19.9% of all common stock outstanding on the closing date of the Oaktree Credit Agreement subject to certain upward or downward adjustments; and (v) provides that in the event prior to the termination of the Oaktree Credit Agreement, Oaktree elects to receive the exit fee in warrants and any of such warrants are sold at a price per share of common stock in excess of $40, all obligations owing to Oaktree shall be reduced by an amount equal to 25% of the amount of such excess consideration, subject to certain adjustments. On November 19, 2021, the Company entered into a Limited Waiver to the Oaktree Credit Agreement (the “Limited Waiver”) with the guarantors party thereto, Oaktree and the Administrative Agent. Pursuant to the Limited Waiver, Oaktree and the Administrative Agent waived the Company’s obligation to comply with the negative covenant set forth in the Oaktree Credit Agreement insofar as such negative covenant prohibits the declaration of any Restricted Payment (as defined in the Credit Agreement) constituting current or accrued dividends on the Company’s preferred stock on or before November 30, 2021. As a result of the Limited Waiver, effective November 19, 2021, the Company is permitted to declare current and accrued dividends on the Company’s preferred stock so long as such declared dividends are not made or paid until after November 30, 2021, and (i) no PIK Principal is then outstanding, and (ii) the aggregate amount of Unrestricted Cash (as defined in the Oaktree Credit Agreement), after giving effect to such Restricted Payment constituting current and accrued dividends on the Company’s preferred stock, is not less than an amount equal to the sum of (x) $100,000,000 plus (y) the aggregate principal amount of delayed draw term loans advanced prior to the date thereof or contemporaneously therewith.
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
In November of 2021, the Company made an initial investment of $8.5 million in 815 Commerce Managing Member, LLC (“815 Commerce MM”), which is developing the Le Meridien Fort Worth.

On December 9, 2021, the Company made an additional investment in OpenKey of approximately $250,000.
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
Revenue—Substantially all of our revenue is derived from the operation of hotels. Specifically, our revenue is comprised of:
•Rooms revenue: Occupancy and ADR are the major drivers of rooms revenue. Rooms revenue accounts for the substantial majority of our total revenue.
•Food and beverage revenue: Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s food and beverage outlets or meeting and banquet facilities).
•Other hotel revenue: Occupancy and the nature of the property are the main drivers of other ancillary revenue, such as telecommunications, parking and leasing services.
Hotel Operating Expenses—The following presents the components of our hotel operating expenses:
•Rooms expense: These costs include housekeeping wages and payroll taxes, reservation systems, room supplies, laundry services and front desk costs. Like rooms revenue, occupancy is the major driver of rooms expense and, therefore, rooms expense has a significant correlation to rooms revenue. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.
•Food and beverage expense: These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than restaurant, bar or other on-property food and beverage outlets) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.
•Management fees: Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.
•Other hotel expenses: These expenses include labor and other costs associated with the other operating department revenues, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2021	2020	2019	2021 to 2020	2020 to 2019
Total revenue	$805,411	$508,238	$1,502,759	$297,173	$(994,521)
Total hotel expenses	(576,806)	(434,672)	(952,674)	(142,134)	518,002
Property taxes, insurance and other	(67,904)	(79,669)	(84,112)	11,765	4,443
Depreciation and amortization	(218,851)	(252,765)	(269,003)	33,914	16,238
Impairment charges	—	(91,721)	(33,628)	91,721	(58,093)
Advisory service fee	(52,313)	(50,050)	(63,632)	(2,263)	13,582
Corporate, general and administrative	(16,153)	(28,048)	(11,107)	11,895	(16,941)
Gain (loss) on disposition of assets and hotel properties	1,449	(36,680)	26,126	38,129	(62,806)
Operating income (loss)	(125,167)	(465,367)	114,729	340,200	(580,096)
Equity in earnings (loss) of unconsolidated entities	(558)	(448)	(2,307)	(110)	1,859
Interest income	207	672	3,067	(465)	(2,395)
Other income (expense)	760	(16,998)	10,490	17,758	(27,488)
Interest expense and amortization of discounts and loan costs	(156,119)	(247,381)	(262,001)	91,262	14,620
Write-off of premiums, loan costs and exit fees	(10,612)	(13,867)	(2,841)	3,255	(11,026)
Gain (loss) on extinguishment of debt	11,896	90,349	—	(78,453)	90,349
Unrealized gain (loss) on marketable securities	—	(1,467)	1,896	1,467	(3,363)
Unrealized gain (loss) on derivatives	14,493	19,950	(4,494)	(5,457)	24,444
Income tax benefit (expense)	(5,948)	1,335	(1,218)	(7,283)	2,553
Net income (loss)	(271,048)	(633,222)	(142,679)	362,174	(490,543)
(Income) loss from consolidated entities attributable to noncontrolling interests	73	338	112	(265)	226
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,970	89,008	28,932	(85,038)	60,076
Net income (loss) attributable to the Company	$(267,005)	$(543,876)	$(113,635)	$276,871	$(430,241)
The following table illustrates the key performance indicators of the hotel properties and WorldQuest included in our results of operations:

	Year Ended December 31,
	2021	2020
RevPAR (revenue per available room)	$79.44	$45.87
Occupancy	55.62%	34.31%
ADR (average daily rate)	$142.82	$133.70
The following table illustrates the key performance indicators of the 100 hotel properties and WorldQuest that were included for the full years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,
	2021	2020
RevPar	$79.61	$46.34
Occupancy	55.63%	34.39%
ADR	$143.09	$134.76

Comparison of the Year Ended December 31, 2021 and 2020
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $276.9 million from $543.9 million for the year ended December 31, 2020 (“2020”) to $267.0 million for the year ended December 31, 2021 (“2021”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $247.6 million, or 60.8%, to $655.1 million in 2021 compared to 2020. This increase is attributable to higher rooms revenue of $272.3 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic, partially offset by a decrease of $24.6 million from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 6.2% in room rates and an increase of 2,124 basis points in occupancy.
Food and beverage revenue increased $33.8 million, or 55.2%, to $94.9 million in 2021 compared to 2020. This increase is attributable to higher food and beverage revenue of $34.8 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, partially offset by a decrease of $1.1 million from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $15.3 million, or 40.3%, to $53.1 million in 2021 compared to 2020. This increase is attributable to higher other revenue of $17.3 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic, partially offset by a decrease of $2.0 million from our Hotel Dispositions.
Hotel Operating Expenses. Hotel operating expenses increased $142.1 million, or 32.7%, to $576.8 million in 2021 compared to 2020. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $76.6 million in 2021 compared to 2020, comprised of an increase of $84.3 million from our comparable hotel properties and WorldQuest as our hotel properties continue to recover from the effects of the COVID-19 pandemic and partially offset by $7.6 million from our Hotel Dispositions. Direct expenses were 29.9% of total hotel revenue for 2021 and 32.3% for 2020. Indirect expenses and management fees increased $65.5 million in 2021 compared to 2020, comprised of an increase of $81.7 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and partially offset by $16.3 million from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $11.8 million or 14.8%, to $67.9 million in 2021 compared to 2020, which was primarily due to a decrease of $7.1 million from our Hotel Dispositions and $4.7 million at our comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $33.9 million or 13.4%, to $218.9 million in 2021 compared to 2020, which consisted of lower depreciation of $20.3 million as a result of our Hotel Dispositions and lower depreciation of $13.6 million at our comparable hotel properties and WorldQuest.
Impairment Charges. Impairment charges were $0 and $91.7 million in 2021 and 2020, respectively.
In the first quarter of 2020, we recorded an impairment charge of $27.6 million that was comprised of $13.9 million at the Columbus Hampton Inn Easton, $10.0 million at the Canonsburg Homewood Suites Pittsburgh Southpointe and $3.7 million at the Phoenix Hampton Inn Airport North as a result of reduced estimated cash flows resulting from the COVID-19 pandemic and changes to the expected holding periods of these hotel properties.
In the second quarter of 2020, we recorded an impairment charge of $27.6 million. On July 9, 2020, the non-recourse mortgage loan secured by eight hotel properties matured. The lender provided notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. As a result, as of June 30, 2020, the estimated fair value of each hotel property was compared to its carrying value. The impairment charge was comprised of $1.7 million at the Columbus Hampton Inn Easton, $1.8 million at the Canonsburg Homewood Suites Pittsburgh Southpointe, $9.5 million at the Billerica Courtyard, $6.1 million at the Wichita Courtyard, $3.0 million at the Washington Hampton Inn Pittsburgh Meadow Lands, $3.0 million at the Pittsburgh Hampton Inn Waterfront West Homestead and $2.4 million at the Stillwater Residence Inn.
In the third quarter of 2020, we recorded an impairment charge of $29.9 million. In conjunction with the disposition of the W Minneapolis, we engaged a third-party valuation expert to assist in determining the fair value of the hotel property. The impairment charge was $29.9 million, the difference between the estimated fair value of the property and the net book value.
In the fourth quarter of 2020, we recorded an impairment charge of $6.6 million as a result of changes to the expected holding period of the Minneapolis Le Meridien.

Advisory Services Fee. Advisory services fee increased $2.3 million, or 4.5%, to $52.3 million in 2021 compared to 2020. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In 2021, the advisory services fee was comprised of a base advisory fee of $36.2 million, equity-based compensation of $9.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $6.9 million. In 2020, the advisory services fee was comprised of a base advisory fee of $34.7 million, equity-based compensation of $8.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., which is inclusive of a $2.3 million credit related to PSU forfeitures, and reimbursable expenses of $6.4 million.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $11.9 million, or 42.4%, to $16.2 million in 2021 compared to 2020. The decrease was primarily attributable to lower legal and professional fees of $9.1 million, lower reimbursed operating expenses of Ashford Securities paid by the Company of $2.0 million, lower investment management expenses of $995,000, lower stock-based compensation of $505,000, partially offset by higher public company costs of $383,000 and higher miscellaneous expenses of $256,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain (loss) on disposition of assets and hotel properties changed $38.1 million, from a loss of $36.7 million in 2020 to a gain of $1.4 million in 2021. The loss in 2020 was comprised of a $40.4 million loss related to the sale of the Embassy Suites New York Manhattan Times Square, partially offset by a gain of $3.7 million related to the sale of the Annapolis Crowne Plaza. The gain in 2021 was primarily related to a franchise fee reimbursement of $327,000 related to the disposition of the Embassy Suites New York Manhattan Times Square, a gain of $1.0 million related to a payment to remove a deed restriction related to the prior disposition of a building and a gain related to the sale of five WorldQuest condominiums.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $558,000 in 2021, which consists of our share of loss from OpenKey of $540,000 and 815 Commerce MM of $18,000. Equity in loss of unconsolidated entities was $448,000 in 2020, which consists of our share of loss from OpenKey.
Interest Income. Interest income was $207,000 and $672,000 in 2021 and 2020, respectively.
Other Income (Expense). Other income (expense) changed $17.8 million from expense of $17.0 million in 2020 to income of $760,000 in 2021. In 2021 we recorded miscellaneous income of $760,000. In 2020, we recorded a realized loss of $9.6 million related to the terminated CMBX positions, a realized loss of $9.5 million on interest rate floors and expense of $811,000 from CMBX premiums and interest paid on collateral. These expenses were partially offset by a realized gain of $2.3 million on sale of marketable securities, other income of $585,000 and dividend income of $31,000.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $91.3 million, or 36.9%, to $156.1 million in 2021 compared to 2020. The decrease is primarily due to a decrease of $12.9 million from our Hotel Dispositions, a decrease of $21.5 million at our comparable hotel properties primarily due to lower LIBOR rates, lower default interest and late charges on mortgage loans previously in default of $63.2 million and a credit to interest expense in 2021 of $35.7 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. These decreases were partially offset by an increase of $42.1 million attributable to the Oaktree term loan. The average LIBOR rates in 2021 and 2020 were 0.10% and 0.52%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $3.3 million to $10.6 million in 2021 compared to 2020. In 2021, we recognized Lismore fees of $5.6 million that reflects the amortization over the service period of the Lismore Agreement (see note 16 to our consolidated financial statements) and $80,000 related to third-party fees, totaling $5.7 million. Additionally, we wrote off $4.0 million of debt discount related to the payment of the PIK interest on the Oaktree financing and unamortized loan costs in the amount of $839,000. In 2020, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party and Lismore fees incurred in conjunction with these amendments were $1.8 million and $12.1 million, respectively, totaling $13.8 million. We also wrote-off unamortized loan costs of $47,000 and incurred other costs of $48,000 as a result of a loan refinance.
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $11.9 million in 2021, which primarily related to the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte in the amount of $10.6 million and a gain of $1.4 million related to the write off of capitalized default interest that was being amortized as a credit to interest expense related to the refinance of the Hilton Boston Back Bay loan.
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
Unrealized Gain (Loss) on Marketable Securities. Unrealized gain (loss) on marketable securities was $0 and $(1.5) million in 2021 and 2020, respectively, which was based on changes in closing market prices during the period. All marketable securities were sold in 2020.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives decreased $5.5 million from $20.0 million in 2020 to $14.5 million in 2021. In 2021, we recorded an unrealized gain of $15.8 million from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by unrealized losses of $624,000 from interest rate floors and $657,000 from interest rate caps. In 2020, we recognized an unrealized gain of $10.0 million on CMBX tranches of which $9.6 million is associated with the recognition of realized losses, $10.1 million from interest rate floors of which $9.5 million is associated with the recognition of realized losses from the expiration of interest rate floors, partially offset by an unrealized loss of $130,000 associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $7.3 million, from an income tax benefit of $1.3 million in 2020 to income tax expense of $5.9 million in 2021. This change was primarily due to an increase in the profitability of our TRS entities in 2021 compared to 2020.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated losses of $73,000 and $338,000 in 2021 and 2020, respectively.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $4.0 million and $89.0 million in 2021 and 2020, respectively. Redeemable noncontrolling interests represented ownership interests of 0.63% and 8.51% in the operating partnership at December 31, 2021 and 2020, respectively.

Reverse Stock Splits
In June 2020, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse stock split was effective as of the close of business on July 15, 2020. As a result of the reverse stock split, the number of outstanding shares of common stock was reduced from approximately 104.8 million shares to approximately 10.5 million shares on that date. Additionally, the number of outstanding common units, Long-Term Incentive Plan (“LTIP”) units and Performance LTIP units was reduced from approximately 20.5 million units to approximately 2.1 million units on that date. All common stock, common units, LTIP units, Performance LTIP units, performance stock units and restricted stock as well as per share data related to these classes of equity have been revised in the accompanying consolidated financial statements to reflect this reverse stock split for all periods presented.
On June 28, 2021, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse stock split was effective as of the close of business on July 16, 2021. As a result of the reverse stock split, the number of outstanding shares of common stock was reduced from approximately 265.1 million shares to approximately 26.5 million shares on that date. Additionally, the number of outstanding common units, Long-Term Incentive Plan (“LTIP”) units and Performance LTIP units was reduced from approximately 4.0 million units to approximately 402,000 units on that date. All common stock, common units, LTIP units, Performance LTIP units, performance stock units and restricted stock as well as per share data related to these classes of equity have been revised in the accompanying consolidated financial statements to reflect this reverse stock split for all periods presented.
The following sets forth selected data revised for the effects of the 1-for-10 reverse stock splits:

	Year Ended December 31,
	2021	2020		2019		2018		2017

	(in thousands, except per share amounts)
Statements of Operations Data:
Diluted income (loss) per common share:
Net income (loss) attributable to common stockholders	$(12.43)	$(329.97)	(1)	$(157.74)	(1)	$(175.20)	(1)	$(130.16)	(1)
Weighted average diluted common shares	21,844	1,576	(1)	998	(1)	973	(1)	952	(1)

Other Data:
Cash dividends declared per common share	$—	$—		$30.00	(1)	$48.00	(1)	$48.00	(1)
____________________
(1)Amounts revised for the effects of the 1-for-10 reverse stock splits.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we experienced a significant decline in occupancy and RevPAR and we expect the occupancy and RevPAR declines associated with COVID-19 to continue. The prolonged presence of the virus resulted in health and other government authorities imposing widespread restrictions on travel and other businesses.
On January 15, 2021, the Company entered into the Credit Agreement with Oaktree comprised of (a) initial term loans in an aggregate principal amount of $200 million, (b) Initial DDTL in an aggregate principal amount of up to $150 million and (c) Additional DDTL in an aggregate principal amount of up to $100 million. On October 12, 2021, the Company and Ashford Trust OP entered into Amendment No. 1 to the Oaktree Credit Agreement (Original Credit Agreement, as amended thereby, the “Credit Agreement”). See note 7 to our consolidated financial statements.
As of December 31, 2021, the Company held cash and cash equivalents of $592.1 million and restricted cash of $99.5 million. The vast majority of the restricted cash comprises lender and manager held reserves. During 2020, the Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. The Company continues to have discussions with one of its lenders about a potential loan modification on its property level debt. At December 31, 2021, there was also $26.9 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
On November 23, 2021, the Company announced that its board of directors declared cash dividends on the Company’s 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock reflecting accrued and unpaid dividends for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. The board of directors also declared cash dividends on the Company’s 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock for the quarter ended December 31, 2021. The Company has continued the suspension of its common stock dividend into 2022 in light of the ongoing uncertainty from the COVID-19 pandemic and to protect liquidity.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels decline below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts, primarily other corporate general and administrative expenditures, would require consent of our lenders. These cash trap provisions have been triggered on nearly all of our mortgage loans containing cash trap provisions. As of December 31, 2021, 93% of our hotels were in cash traps and approximately $4.9 million of our restricted cash was subject to these cash traps. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of February 24, 2022, the Company is not expecting to be required to repay all or a portion of our indebtedness before maturity.
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
Our estimated future obligations as of December 31, 2021 include both current and long-term obligations. With respect to our indebtedness, as discussed in note 7 to our consolidated financial statements, we have current obligations of $3.3 billion and long-term obligations of $628.6 million. As of December 31, 2021, we held extension options for all our mortgage loans due in the next twelve months. We have amortization payments of approximately $6.7 million due in the next twelve months.
As discussed in note 18 to our consolidated financial statements, under our operating leases we have current obligations of $2.9 million and long-term obligations of $190.1 million. Additionally, we have short-term capital commitments of $38.9 million.
Debt Transactions
On January 15, 2021, the Company entered into the Oaktree Credit Agreement (as amended) with Oaktree and the Administrative Agent. The Oaktree Credit Agreement provides that, subject to the conditions set forth therein, Oaktree will make available to the borrower a senior secured term loan facility comprised of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million (the “Initial DDTL”) and (c) additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”), in each case to fund general corporate operations of the Company and its subsidiaries.
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
On October 12, 2021, the Company entered into Amendment No. 1. to the Oaktree Credit Agreement with Oaktree and the Administrative Agent. Amendment No. 1 to the Oaktree Credit Agreement, subject to the conditions set forth therein, among other items: (i) extends the commitment period of the Initial DDTL and Additional DDTL from 30 months to 42 months after the initial closing date of the Oaktree Credit Agreement, if the Initial Term Loans are repaid in full prior to the expiration of such commitment period (the “DDTL Commitment Period”); (ii) suspends the Company’s obligations to comply with certain covenants during the DDTL Commitment Period if no Loans or accrued interest thereon are outstanding; (iii) suspends the Company’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued paid-in-kind interest outstanding or any accrued dividends on any of the Company’s preferred stock and the Company has sufficient unrestricted cash to repay in full all outstanding Loans; (iv) permits Oaktree to, at any time, elect to receive the exit fee in warrants for the purchase of common stock of the Company equal to 19.9% of all common stock outstanding on the closing date of the Oaktree Credit Agreement subject to certain upward or downward adjustments; and (v) provides that in the event prior to the termination of the Oaktree Credit Agreement, Oaktree elects to receive the exit fee in warrants and any of such warrants are sold at a price per share of common stock in excess of $40, all obligations owing to Oaktree shall be reduced by an amount equal to 25% of the amount of such excess consideration, subject to certain adjustments. On November 19, 2021, the Company entered into a Limited Waiver to the Oaktree Credit Agreement (the “Limited Waiver”) with the guarantors party thereto, Oaktree and the Administrative Agent. Pursuant to the Limited Waiver, Oaktree and the Administrative Agent waived the Company’s obligation to comply with the negative covenant set forth in the Oaktree Credit Agreement insofar as such negative covenant prohibits the declaration of any Restricted Payment (as defined in the Credit Agreement) constituting current or accrued dividends on the Company’s preferred stock on or before November 30, 2021. As a result of the Limited Waiver, effective November 19, 2021, the Company is permitted to declare current and accrued dividends on the Company’s preferred stock so long as such declared dividends are not made or paid until after November 30, 2021, and (i) no PIK Principal is then outstanding, and (ii) the aggregate amount of Unrestricted Cash (as defined in the Oaktree Credit Agreement), after giving effect to such Restricted Payment constituting current and accrued dividends on the Company’s preferred stock, is not less than an amount equal to the sum of (x) $100,000,000 plus (y) the aggregate principal amount of delayed draw term loans advanced prior to the date thereof or contemporaneously therewith.
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
On November 23, 2021, we repaid $23.4 million of principal associated with paid-in-kind interest that had been capitalized into the principal balance of the term loan associated with the Oaktree Credit Agreement.
Equity Transactions
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the years ended December 31, 2021. 2020 and 2019 pursuant to the Repurchase Program.
From January 1, 2021 through February 24, 2022, the Company entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative

Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act. Prior to the reverse stock split, during the period from January 1, 2021 through July 15, 2021, the Company exchanged a total of 59.7 million shares of its common stock for an aggregate of 7.7 million shares of preferred stock. After the reverse stock split the shares of common stock were adjusted to approximately 6.0 million. During the period from July 16, 2021 through February 24, 2022, the Company exchanged a total of approximately 1.8 million shares of its common stock for an aggregate of approximately 978,000 shares of preferred stock.
On December 7, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”), entered into a purchase agreement (the “First Lincoln Park Purchase Agreement”). Upon entering into the First Lincoln Park Purchase Agreement, the Company issued 19,084 shares of common stock as consideration for Lincoln Park’s execution and delivery of the First Lincoln Park Purchase Agreement. Under the First Lincoln Park Purchase Agreement, the Company issued approximately 1.0 million shares of common stock for gross proceeds of approximately $25.1 million for the year ended December 31, 2021. As of December 31, 2021, all shares available under the First Lincoln Park Purchase Agreement were sold.
On January 22, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd., (“YA”), pursuant to which the Company will be able to sell up to 1.4 million shares of the Company’s common stock at the Company’s request any time during the commitment period. The Company has issued approximately 1.4 million shares of common stock for gross proceeds of approximately $40.6 million under the SEDA. As of December 31, 2021, all shares available under the SEDA were sold.
On March 12, 2021, the Company and Lincoln Park entered into a Second Lincoln Park Purchase Agreement (the “Second Lincoln Park Purchase Agreement”), which provided that subject to the terms and conditions set forth therein, the Company may issue or sell to Lincoln Park up to approximately 2.1 million shares of the Company’s common stock, from time to time during the term of the Second Lincoln Park Purchase Agreement. Upon entering into the Second Lincoln Park Purchase Agreement, the Company issued 16,266 shares of common stock as consideration for Lincoln Park’s execution and delivery of the Purchase Agreement. The Company has issued approximately 2.0 million shares of common stock for gross proceeds of approximately $43.4 million under the Second Lincoln Park Purchase Agreement. As of December 31, 2021, all shares available under the Second Lincoln Park Purchase Agreement were sold.
On May 17, 2021, the Company and Keystone Capital Partners, LLC (“Keystone”) entered into a common stock purchase agreement (the “Keystone Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to approximately 3.1 million shares of the Company’s common stock, from time to time during the term of the Keystone Purchase Agreement. Upon entering into the Keystone Purchase Agreement, the Company issued 40,323 shares of common stock as consideration for Keystone’s execution and delivery of the Keystone Purchase Agreement. The Company issued approximately 3.1 million shares of common stock for gross proceeds of approximately $148.0 million. As of December 31, 2021, all shares available under the Keystone Purchase Agreement were sold.
On June 7, 2021, the Company entered into a second Standby Equity Distribution Agreement (the “Second YA SEDA”) with YA, pursuant to which the Company will be able to sell up to approximately 3.8 million shares of its common stock from time to time during the term of the Second YA SEDA. As of February 24, 2022, the Company has issued approximately 3.8 million shares of common stock for gross proceeds of approximately $165.4 million under the Second YA SEDA. As of December 31, 2021, all shares available under the Second YA SEDA were sold.
On June 18, 2021, the Company and Seven Knots, LLC (“Seven Knots) entered into a purchase agreement (the “Seven Knots Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to Seven Knots up to approximately 4.0 million shares of common stock of the Company, from time to time during the term of the Seven Knots Purchase Agreement. As of February 24, 2022, the Company has issued approximately 4.0 million shares of common stock for gross proceeds of approximately $81.3 million under the Seven Knots Purchase Agreement. As of December
31, 2021, all shares available under the Seven Knots Purchase Agreement were sold.
On July 2, 2021, the Company and B. Riley Principal Capital, LLC (“B. Riley”) entered into a purchase agreement (the “B. Riley Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to B. Riley up to approximately 4.6 million shares of common stock, from time to time during the term of the B. Riley Purchase Agreement. As of February 24, 2022, the Company has issued approximately 4.6 million shares of common stock for gross proceeds of approximately $68.0 million under the B. Riley Purchase Agreement. As of December 31, 2021, all shares available under the B. Riley Purchase Agreement were sold.
On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. As of February 24, 2022, the Company has issued approximately 900,000 shares of common stock for gross proceeds of approximately $12.9 million under the M3A Purchase Agreement.
Sources and Uses of Cash
Our principal sources of funds to meet our cash requirements include cash on hand, cash flow from operations, capital market activities, property refinancing proceeds and asset sales. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, dividends, new investments, and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(144.2) million and $(149.5) million for the years ended December 31, 2021 and 2020, respectively. Cash flows used in operations were impacted by the COVID-19 pandemic, changes in hotel operations, our hotel dispositions in 2020 and 2021 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2021, net cash flows used in investing activities were $34.0 million. Cash outflows consisted of $36.7 million for capital improvements made to various hotel properties and $9.0 million of investments in unconsolidated entities partially offset by cash inflows of $9.0 million from proceeds received primarily from the sale of the Le Meridien Minneapolis and $2.8 million of proceeds from property insurance.
For the year ended December 31, 2020, net cash flows used in investing activities were $7.6 million. Cash outflows primarily consisted of $46.2 million for capital improvements made to various hotel properties, $1.1 million for the acquisition of meeting space adjacent to the Nashville Renaissance and a $430,000 investment in OpenKey. Cash outflows were partially offset by $38.8 million from proceeds received from the sale of the Crowne Plaza Annapolis and Embassy Suites New York Manhattan Times Square and $1.4 million of proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2021, net cash flows provided by financing activities were $702.6 million. Cash inflows consisted of $377.5 million from borrowings on indebtedness, net of commitment fee and $562.8 million of net proceeds from issuances of common stock, partially offset by cash outflows of $189.6 million for repayments of indebtedness, $27.8 million for payments of loan costs and exit fees, $18.6 million of payments for preferred dividends, $1.5 million of payments for derivatives and $200,000 for the acquisition of the remaining 15% noncontrolling interest in consolidated entities.
For the year ended December 31, 2020, net cash flows used in financing activities were $73.8 million. Cash outflows primarily consisting of $137.8 million for repayments of indebtedness, $28.6 million for dividend payments to common and preferred stockholders and unitholders and $26.7 million for payments of loan costs and exit fees, partially offset by cash inflows of $88.0 million from borrowings on indebtedness and $31.9 million of proceeds from sales of common stock.
Dividend Policy. Distributions are authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. The board of directors will continue to review our distribution policy on at least a quarterly basis. Our ability to pay distributions to our preferred or common stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect subsidiaries of our operating partnership, the management of our properties by our hotel managers and general business conditions (including the impact of the COVID-19 pandemic). Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a stockholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
On December 7, 2021, our board of directors reviewed and approved our 2022 dividend policy. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2022 and expect to pay dividends on our outstanding Preferred Stock during 2022. Our board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded impairment charges of $0, $91.7 million and $33.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. See note 5 to our consolidated financial statements.
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
At December 31, 2021 and 2020, we recorded a valuation allowance of $38.8 million and $40.0 million, respectively on the net deferred tax assets of our taxable REIT subsidiaries. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. At December 31, 2021, we had TRS net operating loss carryforwards for U.S. federal income tax purposes of $119.9 million, of which $10.1 million is subject to expiration and will begin to expire in 2022. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The loss carryforwards subject to expiration may be available to offset future taxable income, if any, in 2022 through 2027, with the remainder available to offset taxable income beyond 2027. The net operating loss carryforwards are subject to substantial limitation on their use. Management determined that it is more likely than not that as of December 31, 2021, $38.8 million of our net deferred tax assets will not be realized, and a valuation allowance has been recorded accordingly. At December 31, 2021, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $885.2 million based on the latest filed tax returns. Of that amount, $426.1 million will begin to expire in 2023 and is available to offset future taxable income, if any, through 2036. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The net operating loss carryforwards are subject to substantial limitation on their use.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In January 2020, the FASB issued Accounting Standards Updates (“ASU”) 2020-01, Investments - Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. We adopted the standard effective January 1, 2021, and the adoption of this standard did not have a material impact on our consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. We plan to adopt ASU 2020-06 effective January 1, 2022, and do not expect the adoption to have a material impact on our consolidated financial statements and related disclosures.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(271,048)	$(633,222)	$(142,679)
Interest expense and amortization of discounts and loan costs	156,119	247,381	262,001
Depreciation and amortization	218,851	252,765	269,003
Income tax expense (benefit)	5,948	(1,335)	1,218
Equity in (earnings) loss of unconsolidated entities	558	448	2,307
Company’s portion of EBITDA of unconsolidated entities (Ashford Inc.)	—	—	4,336
Company’s portion of EBITDA of unconsolidated entities (OpenKey)	(554)	(446)	(403)
EBITDA	109,874	(134,409)	395,783
Impairment charges on real estate	—	91,721	33,628
(Gain) loss on disposition of assets and hotel properties	(449)	36,680	(26,126)
EBITDAre	109,425	(6,008)	403,285
Amortization of unfavorable contract liabilities	211	227	176
(Gain) loss on insurance settlements	—	(625)	(450)
Write-off of premiums, loan costs and exit fees	10,612	13,867	2,841
(Gain) loss on extinguishment of debt	(11,896)	(90,349)	—
Other (income) expense, net	(1,760)	17,029	(10,219)
Transaction and conversion costs	3,033	16,309	2,329
Legal, advisory and settlement costs	7,371	1,409	1,660
Unrealized (gain) loss on marketable securities	—	1,467	(1,896)
Unrealized (gain) loss on derivatives	(14,493)	(19,950)	4,494
Dead deal costs	689	923	78
Uninsured remediation costs	341	—	—
Non-cash stock/unit-based compensation	10,095	10,746	19,717
Company’s portion of adjustments to EBITDAre of unconsolidated entities (Ashford Inc.)	—	—	2,941
Company’s portion of adjustments to EBITDAre of unconsolidated entities (OpenKey)	16	28	49
Adjusted EBITDAre	$113,644	$(54,927)	$425,005

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(271,048)	$(633,222)	$(142,679)
(Income) loss attributable to noncontrolling interest in consolidated entities	73	338	112
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,970	89,008	28,932
Preferred dividends	(252)	(32,117)	(42,577)
Gain (loss) on extinguishment of preferred stock	(607)	55,477	—
Net income (loss) attributable to common stockholders	(267,864)	(520,516)	(156,212)
Depreciation and amortization of real estate	218,708	252,590	268,778
(Gain) loss on disposition of assets and hotel properties	(449)	36,680	(26,126)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(3,970)	(89,008)	(28,932)
Equity in (earnings) loss of unconsolidated entities	558	448	2,307
Impairment charges on real estate	—	91,721	33,628
Company’s portion of FFO of unconsolidated entities (Ashford Inc.)	—	—	(4,030)
Company’s portion of FFO of unconsolidated entities (OpenKey)	(556)	(449)	(396)
FFO available to common stockholders and OP unitholders	(53,573)	(228,534)	89,017
(Gain) loss on extinguishment of preferred stock	607	(55,477)	—
Write-off of premiums, loan costs and exit fees	10,612	13,867	2,841
(Gain) loss on extinguishment of debt	(11,896)	(90,349)	—
(Gain) loss on insurance settlements	—	(625)	(450)
Other (income) expense, net	(1,760)	17,029	(10,219)
Transaction and conversion costs	3,407	16,309	2,329
Legal, advisory and settlement costs	7,371	1,409	1,660
Unrealized (gain) loss on marketable securities	—	1,467	(1,896)
Unrealized (gain) loss on derivatives	(14,493)	(19,950)	4,494
Dead deal costs	689	923	78
Uninsured remediation costs	341	—	—
Non-cash stock/unit-based compensation	10,095	10,746	19,717
Amortization of term loan exit fee	7,076	—	—
Amortization of loan costs	12,597	16,517	29,537
Company’s portion of adjustments to FFO of unconsolidated entities (Ashford Inc.)	—	—	8,319
Company’s portion of adjustments to FFO of unconsolidated entities (OpenKey)	16	17	55
Adjusted FFO available to common stockholders and OP unitholders	$(28,911)	$(316,651)	$145,482

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2021, our total indebtedness of $3.9 billion included $3.6 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2021 would be approximately $8.9 million annually. Interest rate changes have no impact on the remaining $330.4 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2021, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Accounting for Oaktree Credit Agreement

As described in Notes 1 and 7 to the consolidated financial statements, on January 15, 2021, the Company entered into a senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree Credit Agreement”) comprised of an initial term loan for $200 million, with additional draw terms loans up to $250 million. On October 12, 2021, the Oaktree Credit Agreement was amended (the “Amendment”).

Prior to the Amendment described in Note 7, the Company was required to pay an exit fee upon repayment of the loans in full or the acceleration of the loans following an event of default. At Oaktree’s election, the exit fee may be paid by a cash payment equal to 15% of the amount of the loans, including paid-in-kind interest, or the issuance of warrants for the purchase of up to 19.9% of the Company’s outstanding stock. As a result of the Amendment, Oaktree is able to receive the exit fee in warrants at any time. If the price per share of the warrants sold for common stock exceeds $40, the obligations owed to Oaktree shall be reduced by an amount equal to 25% of such excess.

The Oaktree Credit Agreement and Amendment include various embedded features which required assessment to determine if the features are required to be accounted for separately from the host debt instrument. The exit fee, along with an event of default feature, were the significant features requiring bifurcation from the debt host, and the bifurcated features were combined into a compound derivative which was recorded at fair value as of the issuance date, and was subsequently adjusted to fair value at the end of each reporting period. The fair value of the compound derivative was $43.7 million on the issuance date and $27.9 million on December 31, 2021. The Company analyzed the accounting for the Oaktree Credit Agreement and Amendment and their related features, including an assessment of potential embedded derivatives.

We identified the accounting for the terms of the Oaktree Credit Agreement and the Amendment as well as the valuation of the related compound derivative, as a critical audit matter. Auditing the accounting for the Oaktree Credit Agreement, the Amendment and the valuation of the compound derivative were especially challenging due to the inherent complexity of the agreements and the related valuation model. Auditing these elements required an increased level of audit effort, including the involvement of professionals with specialized skill and knowledge.

The procedures we performed to address this critical audit matter included:

•Inspecting the underlying agreements and ensuring appropriate application of the relevant accounting literature to the terms of the Oaktree Credit Agreement and Amendment.
•Evaluating the appropriateness of the fair value of the compound derivative and related bifurcation from the debt host.
•Utilizing personnel with specialized skill and knowledge in the area of accounting for complex debt instruments in order to assist with the assessment of the accounting for the Oaktree Credit Agreement and its embedded features, as well as the Amendment.
•Utilizing personnel with specialized skill and knowledge in valuation to assist in assessing the fair value determined for the compound derivative.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
February 28, 2022

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Investments in hotel properties, net	$3,230,710	$3,426,982
Cash and cash equivalents	592,110	92,905
Restricted cash	99,534	74,408
Accounts receivable, net of allowance of $455 and $441, respectively	37,720	21,760
Inventories	3,291	2,447
Notes receivable, net	8,723	8,263
Investments in unconsolidated entities	11,253	2,811
Deferred costs, net	5,001	1,851
Prepaid expenses	13,384	18,401
Derivative assets	501	263
Operating lease right-of-use assets	44,575	45,008
Other assets	16,150	23,303
Intangible assets	797	797
Due from Ashford Inc., net	25	—
Due from related parties, net	7,473	5,801
Due from third-party hotel managers	26,896	9,383
Total assets	$4,098,143	$3,734,383
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net	$3,887,822	$3,728,911
Accounts payable and accrued expenses	117,650	99,954
Accrued interest payable	15,432	98,685
Dividends and distributions payable	3,104	868
Due to Ashford Inc., net	—	13,383
Due to related parties, net	728	—
Due to third-party hotel managers	1,204	184
Intangible liabilities, net	2,177	2,257
Operating lease liabilities	45,106	45,309
Other liabilities	4,832	5,336
Total liabilities	4,078,055	3,994,887
Commitments and contingencies (note 17)
Redeemable noncontrolling interests in operating partnership	22,742	22,951
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,174,427 and 1,791,461 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	12	18
Series F Cumulative Preferred Stock, 1,251,044 and 2,891,440 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	12	29
Series G Cumulative Preferred Stock, 1,531,996 and 4,422,623 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	15	44
Series H Cumulative Preferred Stock, 1,308,415 and 2,668,637 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	13	27
Series I Cumulative Preferred Stock, 1,252,923 and 3,391,349 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	13	34
Common stock, $0.01 par value, 400,000,000 shares authorized, 34,490,381 and 6,436,250 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	345	64
Additional paid-in capital	2,379,906	1,809,455
Accumulated deficit	(2,382,970)	(2,093,292)
Total stockholders’ equity (deficit) of the Company	(2,654)	(283,621)
Noncontrolling interest in consolidated entities	—	166
Total equity (deficit)	(2,654)	(283,455)
Total liabilities and equity/deficit	$4,098,143	$3,734,383
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Rooms	$655,121	$407,492	$1,184,987
Food and beverage	94,911	61,157	243,917
Other hotel revenue	53,112	37,856	69,653
Total hotel revenue	803,144	506,505	1,498,557
Other	2,267	1,733	4,202
Total revenue	805,411	508,238	1,502,759
EXPENSES
Hotel operating expenses:
Rooms	157,982	106,508	258,446
Food and beverage	71,172	49,223	167,945
Other expenses	316,638	253,997	472,437
Management fees	31,014	24,944	53,846
Total hotel expenses	576,806	434,672	952,674
Property taxes, insurance and other	67,904	79,669	84,112
Depreciation and amortization	218,851	252,765	269,003
Impairment charges	—	91,721	33,628
Advisory services fee	52,313	50,050	63,632
Corporate, general and administrative	16,153	28,048	11,107
Total expenses	932,027	936,925	1,414,156
Gain (loss) on disposition of assets and hotel properties	1,449	(36,680)	26,126
OPERATING INCOME (LOSS)	(125,167)	(465,367)	114,729
Equity in earnings (loss) of unconsolidated entities	(558)	(448)	(2,307)
Interest income	207	672	3,067
Other income (expense)	760	(16,998)	10,490
Interest expense and amortization of discounts and loan costs	(156,119)	(247,381)	(262,001)
Write-off of premiums, loan costs and exit fees	(10,612)	(13,867)	(2,841)
Gain (loss) on extinguishment of debt	11,896	90,349	—
Unrealized gain (loss) on marketable securities	—	(1,467)	1,896
Unrealized gain (loss) on derivatives	14,493	19,950	(4,494)
INCOME (LOSS) BEFORE INCOME TAXES	(265,100)	(634,557)	(141,461)
Income tax (expense) benefit	(5,948)	1,335	(1,218)
NET INCOME (LOSS)	(271,048)	(633,222)	(142,679)
(Income) loss attributable to noncontrolling interest in consolidated entities	73	338	112
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,970	89,008	28,932
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(267,005)	(543,876)	(113,635)
Preferred dividends	(252)	(32,117)	(42,577)
Gain (loss) on extinguishment of preferred stock	(607)	55,477	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(267,864)	$(520,516)	$(156,212)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(12.37)	$(329.97)	$(157.74)
Weighted average common shares outstanding – basic	21,625	1,576	998
Diluted:
Net income (loss) attributable to common stockholders	$(12.43)	$(329.97)	$(157.74)
Weighted average common shares outstanding – diluted	21,844	1,576	998
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(271,048)	$(633,222)	$(142,679)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	(271,048)	(633,222)	(142,679)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	73	338	112
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,970	89,008	28,932
Comprehensive income (loss) attributable to the Company	$(267,005)	$(543,876)	$(113,635)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	1,010	$10	$1,815,273	$(1,363,020)	61	$616	$453,105	$80,743
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	—	—	—	—	1,755		—	1,755	—
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(2)	—	(1,031)	—		—	(1,031)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	12,413	—		—	12,413	7,304
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—		—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	14	—	—	—		—	—	28
Common stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	(91)	—		—	(91)	—
Issuance of units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	7,854
Dividends declared - common shares ($30.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,116)		—	(31,116)	—
Dividends declared - preferred shares- Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,048)		—	(5,048)	—
Dividends declared – preferred shares- Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,849)		—	(8,849)	—
Dividends declared – preferred shares- Series G ($1.84/share	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,430)		—	(11,430)	—
Dividends declared – preferred shares- Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,125)		—	(7,125)	—
Dividends declared – preferred shares- Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,125)		—	(10,125)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	(6,572)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,445)		—	(9,445)	9,445
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(113,635)		(112)	(113,747)	(28,932)
Balance at December 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	1,021	$10	$1,826,564	$(1,558,038)		$504	$269,266	$69,870
Purchases of common shares	—	—	—	—	—	—	—	—	—	—	(3)	—	(399)	—		—	(399)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	5,916	—		—	5,916	4,830
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(5)	—	—	—		—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	19	—	—	—		—	—	—
Issuance of common stock (net)	—	—	—	—	—	—	—	—	—	—	1,267	13	31,859	—		—	31,872	—
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—	—	—	—	—	—	—	—	—	606		—	606	—
Dividends declared - preferred shares- Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)		—	(1,262)	—
Dividends declared – preferred shares- Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)		—	(2,212)	—
Dividends declared – preferred shares- Series G ($0.46/share	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)		—	(2,858)	—
Dividends declared – preferred shares- Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)		—	(1,781)	—
Dividends declared – preferred shares- Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)		—	(2,531)	—

	Preferred Stock													Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Series D		Series F			Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares		Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Performance LTIP dividend claw back upon cancellation	—	—	—		—	—	—	—	—	—	—	—	—	—	—	—	—	1,401
Redemption/conversion of operating partnership units	—	—	—		—	—	—	—	—	—	—	20	—	959	—	—	959	(959)
Redemption value adjustment	—	—	—		—	—	—	—	—	—	—	—	—	—	(36,817)	—	(36,817)	36,817
Extinguishment of preferred stock	(598)	(6)	(1,909)		(19)	(1,777)	(18)	(1,131)	(11)	(2,009)	(20)	4,117	41	(55,444)	55,477	—	—	—
Net income (loss)	—	—	—		—	—	—	—	—	—	—	—	—	—	(543,876)	(338)	(544,214)	(89,008)
Balance at December 31, 2020	1,791	$18	2,891		$29	4,423	$44	2,669	$27	3,391	$34	6,436	$64	$1,809,455	$(2,093,292)	$166	$(283,455)	$22,951
Purchases of common stock	—	—	—		—	—	—	—	—	—	—	(1)	—	(46)	—	—	(46)	—
Equity-based compensation	—	—	—		—	—	—	—	—	—	—	—	—	7,429	—	—	7,429	2,596
Forfeitures of restricted shares	—	—	—		—	—	—	—	—	—	—	(4)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—		—	—	—	—	—	—	—	251	3	(3)	—	—	—	—
Issuance of common stock (net)	—	—	—		—	—	—	—	—	—	—	20,031	200	562,519	—	—	562,719	—
PSU dividend claw back upon cancellation and forfeiture	—	—	—		—	—	—	—	—	—	—	—	—	—	349	—	349	—
Dividends declared - preferred shares- Series D ($3.70/share)	—	—	—		—	—	—	—	—	—	—	—	—	—	(4,342)	—	(4,342)	—
Dividends declared – preferred shares- Series F ($3.23/share)	—	—	—		—	—	—	—	—	—	—	—	—	—	(4,036)	—	(4,036)	—
Dividends declared – preferred shares- Series G ($3.23/share	—	—	—		—	—	—	—	—	—	—	—	—	—	(4,943)	—	(4,943)	—
Dividends declared – preferred shares- Series H ($3.28/share)	—	—	—		—	—	—	—	—	—	—	—	—	—	(4,293)	—	(4,293)	—
Dividends declared – preferred shares- Series I ($3.28/share)	—	—	—		—	—	—	—	—	—	—	—	—	—	(4,111)	—	(4,111)	—
Performance LTIP dividend claw back upon cancellation	—	—	—		—	—	—	—	—	—	—	—	—	—	—	—	—	518
Redemption/conversion of operating partnership units	—	—	—		—	—	—	—	—	—	—	1	—	43	—	—	43	(43)
Redemption value adjustment	—	—	—		—	—	—	—	—	—	—	—	—	—	(690)	—	(690)	690
Extinguishment of preferred stock	(617)	(6)	(1,640)	0	(17)	(2,891)	(29)	(1,361)	(14)	(2,138)	(21)	7,776	78	616	(607)	—	—	—
Acquisition of noncontrolling interest in consolidated entity	—	—	—		—	—	—	—	—	—	—	—	—	(107)	—	(93)	(200)	—
Net income (loss)	—	—	—		—	—	—	—	—	—	—	—	—	—	(267,005)	(73)	(267,078)	(3,970)
Balance at December 31, 2021	1,174	$12	1,251		$12	1,532	$15	1,308	$13	1,253	$13	34,490	$345	$2,379,906	$(2,382,970)	$—	$(2,654)	$22,742

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(271,048)	$(633,222)	$(142,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	218,851	252,765	269,003
Impairment charges	—	91,721	33,628
Amortization of intangibles	131	(307)	(257)
Recognition of deferred income	(498)	(768)	(954)
Bad debt expense	2,110	1,810	3,127
Deferred income tax expense (benefit)	113	(1,058)	(159)
Equity in (earnings) loss of unconsolidated entities	558	448	2,307
(Gain) loss on disposition of assets and hotel properties	(1,449)	36,680	(26,126)
(Gain) loss on extinguishment of debt	(11,896)	(90,349)	—
Gain on insurance settlement	—	—	(450)
Realized and unrealized (gain) loss on marketable securities	—	(801)	(1,980)
Realized (gain) loss on investment in Ashford Inc.	—	—	(11,792)
Purchases of marketable securities	—	(1,997)	(4,208)
Sales of marketable securities	—	17,389	13,413
Net settlement of trading derivatives	—	2,347	(3,485)
Realized and unrealized (gain) loss on derivatives	(14,474)	(878)	5,294
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	(1,336)	10,229	32,153
Equity-based compensation	10,025	10,746	19,717
Amortization of parking asset	—	117	118
Non-cash interest income	(672)	(854)	(191)
Changes in operating assets and liabilities, exclusive of the effect of dispositions of hotel properties:
Accounts receivable and inventories	(21,366)	15,738	(6,639)
Prepaid expenses and other assets	4,203	1,079	2,307
Operating lease right-of-use assets	201	1,006	1,322
Operating lease liabilities	(203)	(595)	(937)
Accounts payable and accrued expenses and accrued interest payable	(28,927)	143,241	(4,177)
Due to/from related parties	(944)	(2,782)	(4,496)
Due to/from third-party hotel managers	(16,743)	3,763	4,372
Due to/from Ashford Inc., net	(10,818)	6,091	(1,256)
Other liabilities	(6)	(11,090)	234
Net cash provided by (used in) operating activities	(144,188)	(149,531)	177,209
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(36,742)	(46,206)	(159,220)
Net proceeds from disposition of assets and hotel properties	9,013	38,763	102,676
Payments for initial franchise fees	(90)	—	(475)
Proceeds from property insurance	2,779	1,382	1,233
Investments in unconsolidated entities	(9,000)	(430)	(647)
Proceeds from sale of investment in Ashford Inc.	—	—	11,792
Proceeds from franchise agreement	—	—	4,000
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	—	(1,113)	(212,552)
Net cash provided by (used in) investing activities	(34,040)	(7,604)	(253,193)
Cash Flows from Financing Activities
Borrowings on indebtedness, net of commitment fee	377,500	88,000	404,795
Repayments of indebtedness	(189,594)	(137,849)	(272,357)
Payments for loan costs and exit fees	(27,768)	(26,682)	(9,643)
Payments for dividends and distributions	(18,622)	(28,619)	(86,210)
Purchases of common stock	(46)	(399)	(1,031)
Payments for derivatives	(1,538)	(83)	(1,112)
Proceeds from common stock offerings	562,827	31,873	—

	Year Ended December 31,
	2021	2020	2019
Acquisition of noncontrolling interest in consolidated entities	(200)	—	—
Preferred and common stock offering costs	—	—	(91)
Other	—	—	28
Net cash provided by (used in) financing activities	702,559	(73,759)	34,379
Net increase (decrease) in cash, cash equivalents and restricted cash	524,331	(230,894)	(41,605)
Cash, cash equivalents and restricted cash at beginning of period	167,313	398,207	439,812
Cash, cash equivalents and restricted cash and at end of period	$691,644	$167,313	$398,207

Supplemental Cash Flow Information
Interest paid	$219,624	$91,372	$233,711
Income taxes paid (refunded)	3,525	1,021	(1,059)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$11,396	$12,640	$24,239
Accrued stock offering costs	108	—	—
Notes receivable issued in land sale	—	—	7,590
Other non-cash consideration from land sale	—	—	4,797
Issuance of units for hotel acquisition	—	—	7,854
Assumption of debt in hotel acquisition	—	—	24,922
Buyer assumption of debt in hotel disposition	—	108,750	—
Non-cash extinguishment of debt	9,604	179,030	—
Non-cash loan principal associated with default interest and late charges	33,245	47,453	—
Non-cash loan proceeds associated with accrued interest and legal fees	—	22,456	—
Non-cash extinguishment of preferred stock	208,606	179,061	—
Issuance of common stock from preferred stock exchanges	209,213	123,584	—
Debt discount associated with embedded debt derivative	43,680	—	—
Credit facility commitment fee	4,500	—
Dividends and distributions declared but not paid	3,104	868	20,849
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$92,905	$262,636	$319,210
Restricted cash at beginning of period	74,408	135,571	120,602
Cash, cash equivalents and restricted cash at beginning of period	$167,313	$398,207	$439,812

Cash and cash equivalents at end of period	$592,110	$92,905	$262,636
Restricted cash at end of period	99,534	74,408	135,571
Cash, cash equivalents and restricted cash at end of period	$691,644	$167,313	$398,207
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021, 2020 and 2019

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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2021, we owned interests in the following assets:
•100 consolidated hotel properties, which represent 22,313 total rooms;
•85 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);
•16.7% ownership in OpenKey with a carrying value of approximately $2.8 million; and
•32.5% ownership in 815 Commerce Managing Member, LLC (“815 Commerce MM”) with a carrying value of approximately $8.5 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2021, our 100 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
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
On June 28, 2021, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse stock split was effective as of the close of business on July 16, 2021. As a result of the reverse stock split, the number of outstanding shares of common stock was reduced from approximately 265.1 million shares to approximately 26.5 million shares on that date. Additionally, the number of outstanding common units, Long-Term Incentive Plan (“LTIP”) units and Performance LTIP units was reduced from approximately 4.0 million units to approximately 402,000 units on that date. All common stock, common units, LTIP units, Performance LTIP units, performance stock units and restricted stock as well as per share data related to these classes of equity have been revised in the accompanying consolidated financial statements to reflect this reverse stock split for all periods presented.
Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and resulted in significant travel restrictions and the extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we experienced a significant decline in occupancy and RevPAR, and we expect the occupancy and RevPAR declines associated

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
with COVID-19 to continue. The prolonged presence of the virus resulted in health and other government authorities imposing widespread restrictions on travel and other businesses.
On January 15, 2021, the Company entered into a credit agreement (as amended, the “Oaktree Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders” or “Oaktree”) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). The Oaktree Credit Agreement provides that, subject to the conditions set forth therein, the Lenders will make available to the borrower a senior secured term loan facility comprised of (a) initial term loans (the “Initial Term Loan”) in an aggregate principal amount of $200 million, (b) initial delayed draw term loans in an aggregate principal amount of up to $150 million and (the “initial DDTL”) (c) Additional delayed draw term loans in an aggregate principal amount of up to $100 million (the “Additional DDTL,” and together with the Initial Term Loan and the Initial DDTL, collectively, the “Loans”) in each case to fund general corporate operations of the Company and its subsidiaries. On October 12, 2021, the Oaktree Agreement was amended. On October 12, 2021, the Company and Ashford Trust OP entered into Amendment No. 1 to the Credit Agreement. See note 7.
As of December 31, 2021, the Company held cash and cash equivalents of $592.1 million and restricted cash of $99.5 million. The vast majority of the restricted cash comprises lender and manager held reserves. During 2020, the Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. The Company continues to have discussions with one of its lenders about a potential loan modification on its property level debt. On November 23, 2021, the Company announced that its board of directors declared cash dividends on the Company’s 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock reflecting accrued and unpaid dividends for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. The board of directors also declared cash dividends on the Company’s 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock for the quarter ended December 31, 2021.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
For property and equipment acquired in a business combination, we record the sets acquired based on their fair value as of the acquisition date. Replacements and improvements and finance leases are capitalized, while repairs and maintenance are expensed as incurred. Property and equipment acquired in an asset acquisition are recorded at cost. The acquisition cost is allocated to land, buildings, improvements, furniture, fixtures and equipment, as well as identifiable intangible and lease assets and liabilities. Acquisition cost is allocated using relative fair values. We evaluate several factors, including weighted market data for similar assets, expected future cash flows discounted at risk adjusted rates, and replacement costs for assets to determine an appropriate exit cost when evaluating the fair values.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding periods, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded impairment charges of $0, $91.7 million and $33.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. See note 5.
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
Investments in Unconsolidated Entities—As of December 31, 2021, we held a 16.7% ownership interest in OpenKey and a 32.5% ownership interest in 815 Commerce MM, which are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. No such impairment was recorded for the years ended December 31, 2021, 2020 and 2019.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Impairment of Notes Receivable—We review notes receivable for impairment each reporting period. The impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the model, the Company will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the years ended December 31, 2021, 2020 and 2019.
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
We also have debt issuance costs related to delayed draw term loans in the Credit Agreement with Oaktree that meet the definition of an asset and are amortized on a straight-line basis over the contractual term of the arrangement. If the Company, makes any draws the recorded asset will be derecognized and reclassified as a direct reduction of the related debt and amortized using the effective interest method over the remaining initial term.
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
The noncontrolling interests in consolidated entities represented an ownership interest of 15% in two hotel properties held by one joint venture until December 31, 2021, and was reported in equity in the consolidated balance sheet. On December 31, 2021, the Company purchased the remaining ownership interest and as of December 31, 2021 holds a 100% ownership interest in the two hotel properties.
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
Revenue Recognition—Rooms revenue represents revenue from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation. Our advance deposit balance as of December 31, 2021 and 2020 was $16.8 million and $11.6 million, respectively, and are generally recognized as revenue within a one-year period.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2021, 2020 and 2019, we incurred advertising costs of $6.8 million, $4.3 million and $10.4 million, respectively. Advertising costs are included in “other” hotel expenses in the accompanying consolidated statements of operations.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee,” “management fees” and “corporate, general and administrative” expense, equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. PSUs and Performance LTIP units granted to certain executive officers vest based on market conditions and are measured at the grant date fair value based on a Monte Carlo simulation valuation model.
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
The “Income Taxes” topic of the FASB’s ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
jurisdiction and various states and cities. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. We plan to adopt ASU 2020-06 effective January 1, 2022, and do not expect the adoption to have a material impact on our consolidated financial statements and related disclosures.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$47,120	$9,085	$4,400	$—	$60,605
Boston, MA Area	2	25,426	2,153	3,576	—	31,155
Dallas / Ft. Worth Area	7	36,169	5,646	2,668	—	44,483
Houston, TX Area	3	19,169	3,380	470	—	23,019
Los Angeles, CA Metro Area	6	54,564	7,553	4,803	—	66,920
Miami, FL Metro Area	2	18,559	3,846	723	—	23,128
Minneapolis - St. Paul, MN - WI Area	2	7,188	1,826	855	—	9,869
Nashville, TN Area	1	32,774	11,928	3,714	—	48,416
New York / New Jersey Metro Area	6	32,777	9,004	2,018	—	43,799
Orlando, FL Area	2	15,843	679	1,517	—	18,039
Philadelphia, PA Area	3	16,859	1,252	738	—	18,849
San Diego, CA Area	2	12,392	458	1,258	—	14,108
San Francisco - Oakland, CA Metro Area	7	40,504	2,531	2,505	—	45,540
Tampa, FL Area	2	19,774	2,355	877	—	23,006
Washington D.C. - MD - VA Area	9	51,615	6,330	4,642	—	62,587
Other Areas	37	219,505	26,724	17,429	—	263,658
Orlando WorldQuest	—	3,794	153	877	—	4,824
Disposed properties	3	1,089	8	42	—	1,139
Corporate	—	—	—	—	2,267	2,267
Total	103	$655,121	$94,911	$53,112	$2,267	$805,411

	Year Ended December 31, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$28,047	$5,513	$3,096	$—	$36,656
Boston, MA Area	2	9,645	896	2,441	—	12,982
Dallas / Ft. Worth Area	7	22,491	4,896	2,025	—	29,412
Houston, TX Area	3	11,418	2,854	394	—	14,666
Los Angeles, CA Metro Area	6	34,182	4,461	2,721	—	41,364
Miami, FL Metro Area	2	8,643	2,509	302	—	11,454
Minneapolis - St. Paul, MN - WI Area	2	3,932	990	216	—	5,138
Nashville, TN Area	1	12,105	5,591	2,239	—	19,935
New York / New Jersey Metro Area	6	20,130	4,254	1,517	—	25,901
Orlando, FL Area	2	8,415	532	952	—	9,899
Philadelphia, PA Area	3	9,888	1,426	352	—	11,666
San Diego, CA Area	2	6,998	322	665	—	7,985
San Francisco - Oakland, CA Metro Area	7	33,888	2,299	1,568	—	37,755
Tampa, FL Area	2	11,325	2,449	906	—	14,680
Washington D.C. - MD - VA Area	9	31,446	4,737	3,242	—	39,425
Other Areas	37	127,643	16,317	12,581	—	156,541
Orlando WorldQuest	—	1,571	24	547	—	2,142
Disposed properties	17	25,725	1,087	2,092	—	28,904
Corporate	—	—	—	—	1,733	1,733
Total	117	$407,492	$61,157	$37,856	$1,733	$508,238

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$72,572	$18,878	$4,650	$—	$96,100
Boston, MA Area	2	54,276	7,072	3,605	—	64,953
Dallas / Ft. Worth Area	7	59,926	15,813	3,486	—	79,225
Houston, TX Area	3	26,038	9,208	809	—	36,055
Los Angeles, CA Metro Area	6	78,689	16,117	5,237	—	100,043
Miami, FL Metro Area	2	21,356	8,578	797	—	30,731
Minneapolis - St. Paul, MN - WI Area	2	16,772	5,934	472	—	23,178
Nashville, TN Area	1	51,628	22,356	2,356	—	76,340
New York / New Jersey Metro Area	6	74,076	23,601	2,847	—	100,524
Orlando, FL Area	2	22,891	1,836	1,287	—	26,014
Philadelphia, PA Area	3	24,469	3,903	723	—	29,095
San Diego, CA Area	2	17,838	1,395	1,015	—	20,248
San Francisco - Oakland, CA Metro Area	7	91,081	9,628	2,627	—	103,336
Tampa, FL Area	2	25,187	7,858	1,112	—	34,157
Washington D.C. - MD - VA Area	9	124,056	26,231	8,333	—	158,620
Other Areas	37	299,271	57,162	22,663	—	379,096
Orlando WorldQuest	—	4,066	102	1,333	—	5,501
Disposed properties	21	120,795	8,245	6,301	—	135,341
Corporate	—	—	—	—	4,202	4,202
Total	121	$1,184,987	$243,917	$69,653	$4,202	$1,502,759
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Land	$626,917	$630,690
Buildings and improvements	3,711,006	3,751,588
Furniture, fixtures and equipment	298,121	388,428
Construction in progress	16,370	16,192
Condominium properties	10,739	11,707
Total cost	4,663,153	4,798,605
Accumulated depreciation	(1,432,443)	(1,371,623)
Investments in hotel properties, net	$3,230,710	$3,426,982
The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $2.9 billion and $3.0 billion as of December 31, 2021 and 2020, respectively.
For the years ended December 31, 2021, 2020 and 2019, we recognized depreciation expense of $218.5 million, $252.4 million and $268.4 million, respectively.
5. Hotel Disposition and Impairment Charges
Hotel Dispositions
On January 20, 2021, the Company sold the Le Meridien in Minneapolis, Minnesota, for approximately $7.9 million in cash. The sale resulted in a loss of approximately $90,000 for the year ended December 31, 2021, which was included in “gain (loss) on disposition of assets and hotel properties” in the consolidated statement of operations.
In February 2021, the Company was informed by its lender that it had initiated foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secured the Company’s $19.4 million mortgage loan. The foreclosure proceedings were completed on April 29, 2021 and resulted in a gain on extinguishment of debt of approximately $10.6 million for the year ended December 31, 2021, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations. See note 7.

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
On July 23, 2020, the lender for the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Lake Buena Vista (collectively “MS C1” with a $56.0 million mortgage loan and $8.0 million mezzanine loan) sent to us a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. On September 21, 2020, the mezzanine lender for MS C1 conducted a UCC-foreclosure of its collateral consisting of 100% of the equity interests of the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Buena Vista hotels, which resulted in a gain on extinguishment of debt of approximately $19.7 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations. See note 7.
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
The results of operations for these hotel properties are included in net income (loss) through the date of disposition as shown in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019. The following table

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
includes condensed financial information from these hotel properties in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total hotel revenue	$1,139	$28,904	$135,341
Total hotel operating expenses	(1,314)	(25,220)	(85,328)
Gain (loss) on disposition of assets and hotel properties	237	(36,680)	6,042
Property taxes, insurance and other	(94)	(7,169)	(12,058)
Depreciation and amortization	(206)	(13,823)	(25,074)
Impairment charges	—	(91,721)	(33,628)
Operating income (loss)	(238)	(145,709)	(14,705)
Interest income	—	11	62
Interest expense and amortization of discounts and loan costs	(624)	(23,026)	(27,521)
Write-off of premiums, loan costs and exit fees	—	(21)	(524)
Gain (loss) on extinguishment of debt	10,566	90,349	—
Income (loss) before income taxes	9,704	(78,396)	(42,688)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(183)	10,337	6,692
Net income (loss) before income taxes attributable to the Company	$9,521	$(68,059)	$(35,996)
Impairment Charges
For the years ended December 31, 2021, 2020 and 2019, we recorded impairment charges of $0, $91.7 million and $33.6 million, respectively.
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
In December 2020, the Company entered into a purchase and sale agreement to sell the Le Meridien in Minneapolis, Minnesota. We engaged a third party valuation expert to assist in determining the fair value of the hotel property. For the three months ended December 31, 2020, we recorded an impairment charge of $6.6 million resulting from the difference between the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
estimated fair value of the property and the net book value at December 31, 2020. The impairment charge was based on methodologies which included the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques. Le Meridien was sold on January 20, 2021.
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
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. In 2021, the Company made additional investments of $500,000 in OpenKey. As of December 31, 2021, the Company has made investments in OpenKey totaling approximately $5.5 million.
In November of 2021, the Company made an initial investment of $8.5 million in 815 Commerce MM, which is developing the Le Meridien Fort Worth.
The following table summarizes our carrying value and ownership interest in OpenKey:

	December 31, 2021	December 31, 2020
Carrying value of the investment in OpenKey (in thousands)	$2,771	$2,811
Ownership interest in OpenKey	16.7%	17.5%
Carrying value of the investment in 815 Commerce MM (in thousands)	$8,482	$—
Ownership interest in 815 Commerce MM	32.5%	—%
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Year Ended December 31,
	2021	2020	2019
OpenKey	$(540)	$(448)	$(411)
815 Commerce MM	(18)	—	—
We review our investments in OpenKey and 815 Commerce MM for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No such impairment was recorded for the years ended December 31, 2021, 2020 and 2019.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					December 31, 2021		December 31, 2020
Indebtedness	Collateral	Maturity	Interest Rate (1)	Default Rate (2)	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (4)	1 hotel	November 2021	6.26%	n/a	$—	$—	$84,544	$101,521
Mortgage loan (5)	8 hotels	February 2022	LIBOR(3) + 3.07%	n/a	395,000	294,382	395,000	311,023
Mortgage loan (6)	2 hotels	March 2022	LIBOR(3) + 2.75%	n/a	240,000	212,889	240,000	224,022
Mortgage loan (7)	19 hotels	April 2022	LIBOR(3) + 3.20%	n/a	910,694	968,078	914,281	1,020,462
Mortgage loan (8)	7 hotels	June 2022	LIBOR(3) + 3.65%	n/a	180,720	122,346	180,720	125,266
Mortgage loan (8)	7 hotels	June 2022	LIBOR(3) + 3.39%	n/a	174,400	120,065	174,400	124,613
Mortgage loan (8)	5 hotels	June 2022	LIBOR(3) + 3.73%	n/a	221,040	152,371	221,040	163,550
Mortgage loan (8)	5 hotels	June 2022	LIBOR(3) + 4.02%	n/a	262,640	84,690	262,640	94,111
Mortgage loan (8)	5 hotels	June 2022	LIBOR(3) + 2.73%	n/a	160,000	171,440	160,000	178,377
Mortgage loan (8)	5 hotels	June 2022	LIBOR(3) + 3.68%	n/a	215,120	174,749	215,120	190,650
Mortgage loan (9)	1 hotel	July 2022	LIBOR(3) + 3.95%	n/a	33,200	36,116	34,200	38,549
Mortgage loan (10) (11)	1 hotel	November 2022	LIBOR(3) + 2.00%	n/a	—	—	98,259	180,312
Mortgage loan (12)	17 hotels	November 2022	LIBOR(3) + 3.00%	n/a	419,000	226,178	419,000	238,886
Mortgage loan (13)	1 hotel	November 2022	LIBOR(3) + 2.70%	n/a	25,000	46,833	25,000	48,231
Mortgage loan (14)	1 hotel	December 2022	LIBOR(3) + 2.25%	n/a	16,100	24,519	16,100	26,046
Mortgage loan (15)	1 hotel	January 2023	LIBOR(3) + 3.40%	n/a	37,000	54,837	37,000	56,784
Mortgage loan	1 hotel	June 2023	LIBOR(3)+ 2.45%	n/a	73,450	102,317	73,450	105,359
Mortgage loan	1 hotel	January 2024	5.49%	n/a	6,492	6,943	6,706	7,456
Mortgage loan	1 hotel	January 2024	5.49%	n/a	9,474	15,196	9,786	17,172
Term loan (16) (17) (18)	Equity	January 2024	16.00%	n/a	200,000	—	—	—
Mortgage loan (19)	1 hotel	May 2024	4.99%	n/a	6,150	6,156	6,260	6,494
Mortgage loan	1 hotel	June 2024	LIBOR(3) + 2.00%	n/a	8,881	6,968	8,881	6,980
Mortgage loan	2 hotels	August 2024	4.85%	n/a	11,427	9,326	11,774	10,466
Mortgage loan	3 hotels	August 2024	4.90%	n/a	22,853	14,347	23,542	15,805
Mortgage loan (4)	1 hotel	November 2024	LIBOR(3) + 4.65%	n/a	84,000	93,848	—	—
Mortgage loan (20)	3 hotels	February 2025	4.45%	4.00%	50,098	59,578	50,098	64,816
Mortgage loan (21)	2 hotels	February 2025	4.45%	n/a	—	—	19,369	9,859
Mortgage loan	1 hotel	March 2025	4.66%	n/a	23,883	42,915	24,415	42,778
Mortgage loan (11)	1 hotel	August 2025	LIBOR(3) + 3.80%	n/a	98,000	174,743	—	—
					3,884,622	$3,221,830	3,711,585	$3,409,588
Premiums (discounts), net					(32,777)		(288)
Capitalized default interest and late charges					23,511		27,444
Deferred loan costs, net					(15,440)		(9,830)
Embedded debt derivative					27,906		—
Indebtedness, net					$3,887,822		$3,728,911
_____________________________
(1)    Interest rates do not include default or late payment rates in effect on some mortgage loans.
(2)    Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of December 31, 2021. The default rate is accrued in addition to the stated interest rate.
(3)    LIBOR rates were 0.101% and 0.144% at December 31, 2021 and December 31, 2020, respectively.
(4)     Effective November 1, 2021, we refinanced this mortgage loan totaling $78.4 million with a new $84.0 million loan with $2.0 million of future additional funding available. The new mortgage loan has a three-year initial term and has two one-year extension option, subject to the satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 4.65%. This mortgage loan has a LIBOR floor of 0.10%.
(5)    Effective January 19, 2021, we executed a loan modification and reinstatement agreement for this mortgage loan. In connection with the agreement, monthly FF&E escrow deposits were waived from April 2020 through December 2020, and monthly tax escrow deposits were waived from April 2020 through June 2020. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in February 2022.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(6)    Effective April 1, 2021, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits being waived through December 31, 2021. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period will begin in March 2022.
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
(10)     Effective March 5, 2021, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits being waived through July 1, 2021.
(11)    On August 25, 2021, we refinanced this mortgage loan totaling $97.4 million with a new $98.0 million mortgage loan with a four-year initial term and one, one-year extension option, subject to the satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 3.80%.
(12)    Effective February 9, 2021, we executed an agreement regarding existing default and extension options for this mortgage loan. In connection with the agreement, monthly FF&E escrow deposits were waived through December 2021. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in November 2021.
(13)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The second one-year extension option began in November 2021. This mortgage loan has a LIBOR floor of 1.25%.
(14)     This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.25%.
(15)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(16)    Effective January 15, 2021, we entered into a term loan agreement with an initial draw of $200 million and a total commitment of $450 million. During the initial two year term, interest may be paid-in-kind by capitalizing the accrued amount. The initial draw of this term loan is interest only and bears interest at a fixed rate of 16.0% for the first two years and 14.0% thereafter. This term loan has a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions.
(17)    On October 12, 2021, we amended this term loan agreement. Terms of the amendment included (i) extending the maturity date of the $250 million of additional commitment by one year, (ii) suspending certain covenants during the additional commitment period, (iii) suspending the subordinate advisory fees as long as interest and preferred dividends are paid current, (iv) allowing the lender to elect and receive the exit fee warrants at any time, and (v) if the exit fee warrants are sold at a per share common stock price in excess of $40, then 25% of the excess shall reduce the principal owed.
(18)    On November 23, 2021, we repaid $23.4 million of principal associated with paid-in-kind interest that had been capitalized into the principal balance of this term loan.
(19)    On December 31, 2021, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included a partial deferral of principal and interest payments from April 2020 through April 2021. Deferred principal and interest are to be repaid in monthly installments from January 2022 through June 2023. Monthly FF&E escrow deposits were waived from April 2020 through April 2021.
(20)     As of December 31, 2021, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheets and statements of operations.
(21)    Effective April 29, 2021, we disposed of the properties securing this mortgage loan. The assets and liabilities associated with this mortgage loan were removed from the Company's consolidated balance sheet.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Interest expense, net of discount amortization	$(7,142)	$154	$232
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method, which is included in “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
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
In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $3.6 billion out of approximately $3.7 billion in property level debt outstanding as of December 31, 2021. See footnotes in the table above for general terms of the agreements. See note 16 for a discussion of the loan modification agreement with Lismore Capital LLC. The Company continues to have discussions with one of its lenders about a potential loan modification on its property level debt.

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
On July 9, 2020, the mortgage, senior mezzanine and junior mezzanine loans with an aggregate principal balance of $144.2 million, secured by the Rockbridge Portfolio, matured and the Company failed to repay the loans on such maturity date. On August 19, 2020, the Company completed a consensual assignment of the entities that own the Rockbridge Portfolio in lieu of a UCC sale, which resulted in a gain on extinguishment of debt of approximately $65.2 million for the year ended December 31, 202, which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
On July 23, 2020, the lender for MS C1 ($56.0 million mortgage loan and an $8.0 million mezzanine loan) sent the Company a notice of UCC sale, which provided that the respective lender would sell the subsidiaries of the Company that own the respective hotels in a public auction. On September 21, 2020, the mezzanine lender for MS C1 conducted a UCC-foreclosure of its collateral consisting of 100% of the equity interests of the Courtyard Louisville, Courtyard Ft. Lauderdale and Residence Inn Buena Vista hotels, which resulted in a gain on extinguishment of debt of approximately $19.7 million for the year ended December 31, 2020, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
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
The Loans under the Oaktree Credit Agreement will bear interest (a) with respect to the Initial Term Loan and the Initial DDTL, at an annual rate equal to 16% for the first two years, reducing to 14% thereafter and (b) with respect to the Additional DDTL, at an annual rate equal to 18.5% for the first two years, reducing to 16.5% thereafter. Interest payments on the Loans will be due and payable in arrears on the last business day of March, June, September and December of each calendar year and the maturity date. For the first two years following the closing of the Oaktree Credit Agreement, the borrower will have the option to pay accrued interest “in kind” by adding such amount of accrued interest to the outstanding principal balance of the Loans (such interest, “PIK Interest”). The initial maturity date of the Oaktree Credit Agreement (the “Maturity Date”) is three years, with two optional one-year extensions subject to satisfaction of certain terms and conditions. The Lenders shall, subject to certain terms, have the ability to make protective advances to the borrower pursuant to the terms of the Oaktree Credit Agreement to cure defaults with respect to mortgage and mezzanine-level indebtedness of subsidiaries of the borrower having principal balances in excess of $400 million.
Prior to the amendment described above, based on the provisions in the Oaktree Credit Agreement, the Company was required to pay an exit fee as follows: upon the earliest of the repayment of the Loans in full (including as a result of a change

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
of control, as defined in the Oaktree Credit Agreement), the Maturity Date, or the acceleration of the Loans following an event of default, as defined in the Oaktree Credit Agreement, the borrower shall pay an exit fee at the Lender’s election of either:
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
On October 12, 2021, the Company entered into Amendment No. 1 to the Oaktree Credit Agreement with the Lenders and the Administrative Agent. Amendment No. 1, subject to the conditions set forth therein, among other items: (i) extends the commitment period of the Initial DDTL and Additional DDTL from 30 months to 42 months after the initial closing date of the Credit Agreement, if the Initial Term Loans are repaid in full prior to the expiration of such commitment period (the “DDTL Commitment Period”); (ii) suspends the Company’s obligations to comply with certain covenants during the DDTL Commitment Period if no Loans or accrued interest thereon are outstanding; (iii) suspends the Company’s obligation to subordinate fees due under the advisory agreement if at any point there is no accrued paid-in-kind interest outstanding or any accrued dividends on any of the Company’s preferred stock and the Company has sufficient unrestricted cash to repay in full all outstanding Loans; (iv) permits the Lenders to, at any time, elect to receive the exit fee in warrants for the purchase of common stock of the Company equal to 19.9% of all common stock outstanding on the closing date of the Oaktree Credit Agreement subject to certain upward or downward adjustments; and (v) provides that in the event prior to the termination of the facility, the Lenders elect to receive the exit fee in warrants and any of such warrants are sold at a price per share of common stock in excess of $40, all obligations owing to the Lenders shall be reduced by an amount equal to 25% of the amount of such excess consideration, subject to certain adjustments.
The exit fee is considered a derivative, under the applicable accounting guidance, which results in bifurcation from the loan resulting in a discount on the loan, but the related derivative liability is reflected in “indebtedness, net” on our consolidated balance sheet. The Company recorded a debt discount equal to the fair value of the embedded debt derivative of $43.7 million on the issuance date. The debt discount attributed to the embedded debt derivative is being amortized using the effective interest method over the remaining term of the Term Loans and is included in “interest expense and amortization of discounts and loan costs” in the consolidated statement of operations. See notes 9 and 10 for further discussion.
In February 2021, the Company was informed by its lender that it had initiated foreclosure proceedings for the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte, which secured the Company’s $19.4 million mortgage loan. The foreclosure proceedings were completed on April 29, 2021 and resulted in a gain on extinguishment of debt of approximately $10.6 million for the year ended December 31, 2021, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
For the years ended December 31, 2021 and 2020 the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during the years ended December 31, 2021 and 2020 as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans.
Additionally, as a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into the loan balance was $33.2 million and $47.5 million during the years ended December 31, 2021 and 2020, respectively. The amount of the capitalized principal that was amortized during the years ended December 31, 2021 and 2020, was $35.7 million and $20.0 million, respectively. Additionally, we wrote off $1.4 million of default interest and late charges related to the refinance of Hilton Boston Back Bay mortgage. These amounts are included in “interest expense and amortization of discounts and loan costs” in the consolidated statement of operations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of December 31, 2021, we were in compliance with all covenants related to mortgage loans for which we entered into forbearance and other agreements. We were also in compliance with all covenants under the Oaktree Credit Agreement. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
Maturities and scheduled amortizations of indebtedness as of December 31, 2021 for each of the five following years and thereafter are as follows (in thousands):

2022	$3,255,980
2023	113,577
2024	348,513
2025	166,552
2026	—
Thereafter	—
Total	$3,884,622
8. Notes Receivable, net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	December 31, 2021	December 31, 2020
Construction Financing Note (1) (5)
Face amount	7.0%	$4,000	$4,000
Discount (2)		—	(143)
		4,000	3,857
Certificate of Occupancy Note (3) (5)
Face amount	7.0%	$5,250	$5,250
Discount (4)		(527)	(844)
		4,723	4,406
Notes receivable, net		$8,723	$8,263
____________________________________
(1)    The outstanding principal balance and all accrued and unpaid interest is due and payable on or before the earlier of (i) the buyer closing on third-party institutional financing for the construction of improvements on the property, (ii) three years after the development commencement date, or (iii) July 9, 2024.
(2)    The discount represents the imputed interest during the interest-free period. Interest began accruing on July 9, 2021.
(3)    The outstanding principal balance and all accrued and unpaid interest is due and payable on or before July 9, 2025.
(4)    The discount represents the imputed interest during the interest-free period. Interest begins accruing on July 9, 2023.
(5)     The notes receivable are secured by the 1.65-acre land parcel adjacent to the Hilton St. Petersburg Bayfront.
Cash interest income of $110,000 was recorded for the year ended December 31, 2021. No cash interest income was recorded for the year ended December 31, 2020.
We recognized discount amortization income as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Other income (expense)	$460	$554	$119
On January 1, 2020, we adopted the provisions of ASC Topic 326, Financial Instruments - Credit Losses. Upon adoption, we evaluated the notes and other receivables under the criteria in ASC Topic 326. Upon adoption, we determined that the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
expected credit loss associated with the notes and other receivables was immaterial. As of December 31, 2021 and December 31, 2020, the expected credit loss associated with the notes and other receivables was immaterial.
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
On August 31, 2021, we obtained access to the parking parcel and capitalized $4.7 million to “investments in hotel properties, net” in the consolidated balance sheet.
For the years ended December 31, 2021 and 2020, we received reimbursement of $320,000 and $240,000 of parking fees and recognized income of $89,000 and $9,000, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel was in development. On August 31, 2021, the parking parcel was completed and we obtained access to utilize the parking parcel.
For the year ended December 31, 2021 and 2020, respectively, we recognized imputed interest income as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Other income (expense)	$211	$300	$72
We recognized amortization expense related to the free use of parking easement as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Other income (expense)	$—	$(117)	$(118)
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Year Ended December 31,
	2021		2020		2019
Interest rate caps:
Notional amount (in thousands)	$3,415,301	(1)	$457,000	(1)	$1,051,050	(1)
Strike rate low end of range	2.00%		3.00%		1.50%
Strike rate high end of range	4.00%		4.00%		4.88%
Effective date range	January 2021 - October 2021		January 2020 - September 2020		January 2019 - November 2019
Termination date range	February 2022 - November 2024		February 2021 - February 2022		June 2020 - February 2022
Total cost (in thousands)	$1,158		$83		$1,112

Interest rate floors:
Notional amount (in thousands)	$—		$—		$6,000,000	(1)
Strike rate low end of range					1.63%
Strike rate high end of range					1.63%
Effective date range					January 2019
Termination date range					March 2020
Total cost (in thousands)	$—		$—		$225
_______________
(1)These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	December 31, 2021		December 31, 2020
Interest rate caps:
Notional amount (in thousands)	$3,597,301	(1)	$842,000	(1)
Strike rate low end of range	2.00%		3.00%
Strike rate high end of range	4.00%		4.00%
Termination date range	February 2022 - November 2024		February 2021 - February 2022
Aggregate principal balance on corresponding mortgage loans (in thousands)	$3,438,714		$697,000

Interest rate floors: (2)
Notional amount (in thousands)	$—		$25,000	(1)
Strike rate low end of range			1.25%
Strike rate high end of range			1.25%
Termination date range			November 2021
_______________
(1)These instruments were not designated as cash flow hedges.
(2)Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Compound Embedded Debt Derivative—Based on certain provisions in the Oaktree Credit Agreement, the Company is required to pay an exit fee, as described in note 7. Under the applicable accounting guidance, the exit fee is considered an embedded derivative liability that meets the criteria for bifurcation from the debt host. There were other features that were bifurcated, but did not have a material value. The embedded debt derivative was initially measured at fair value and the fair value of the embedded debt derivative is estimated at each reporting period. See note 10.

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
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the December 31, 2021 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•the Company’s equity volatility estimate was based on the historical equity volatility of the Company, based on the remaining term of the respective loans;
•the risk-free rate was the discount rate utilized in the valuation and was determined based on reference to market yields for U.S. treasury debt instruments with similar terms;
•the recovery rate assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of December 31, 2021.
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at January 1, 2021	$—
Additions	43,680
Re-measurement of fair value	(15,774)
Balance at December 31, 2021	$27,906
Fair values of hotel properties are based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach (Level 3 inputs).
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2021, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.101% to 1.500% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$501	$—	$501	(1)
Total	$—	$501	$—	$501
Liabilities
Embedded debt derivative	$—	$—	$(27,906)	$(27,906)	(2)
Net	$—	$501	$(27,906)	$(27,405)

December 31, 2020:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$263	$—	$263	(1)
Total	$—	$263	$—	$263
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

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2021		2020		2019
Assets
Derivative assets:
Interest rate derivatives - floors	$(643)		$601		$(438)
Interest rate derivatives - caps	(657)		(130)		(1,666)
Credit default swaps	—		407	(4)	(2,098)	(4)
	(1,300)		878		(4,202)
Non-derivative assets:
Equity	—		801		1,980
Total	(1,300)		1,679		(2,222)

Liabilities
Derivative liabilities:
Credit default swaps	—		—		(1,092)	(4)
Embedded debt derivative	15,774		—		—
Net	$14,474		$1,679		$(3,314)

Total combined
Interest rate derivatives - floors	$(624)		$10,106		$362
Interest rate derivatives - caps	(657)		(130)		(1,666)
Credit default swaps	—		9,974		(3,190)
Embedded debt derivative	15,774		—		—
Unrealized gain (loss) on derivatives	14,493	(1)	19,950	(1)	(4,494)	(1)
Realized gain (loss) on credit default swaps	—		(9,567)	(2) (4)	—
Realized gain (loss) on interest rate floors	(19)	(2)	(9,505)	(2)	(800)	(2)
Unrealized gain (loss) on marketable securities	—		(1,467)	(3)	1,896	(3)
Realized gain (loss) on marketable securities	—		2,268	(2)	84	(2)
Net	$14,474		$1,679		$(3,314)
____________________________________
(1)    Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Included in “other income (expense)” in our consolidated statements of operations.
(3)    Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.
(4)    Excludes costs of $881 and $1.1 million for the years ended December 31, 2020 and 2019, respectively, included in “other income (expense)” associated with credit default swaps.

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

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$501	$501	$263	$263
Embedded debt derivative	27,906	27,906	—	—

Financial assets not measured at fair value:
Cash and cash equivalents	$592,110	$592,110	$92,905	$92,905
Restricted cash	99,534	99,534	74,408	74,408
Accounts receivable, net	37,720	37,720	21,760	21,760
Notes receivable, net	8,723	$8,287 to $9,159	8,263	$7,850 to $8,676
Due from Ashford Inc., net	25	25	—	—
Due from related parties, net	7,473	7,473	5,801	5,801
Due from third-party hotel managers	26,896	26,896	9,383	9,383

Financial liabilities not measured at fair value:
Indebtedness	$3,851,845	$3,407,210 to $3,765,858	$3,711,297	$3,167,369 to $3,500,777
Accounts payable and accrued expenses	117,650	117,650	99,954	99,954
Accrued interest payable	15,432	15,432	98,685	98,685
Dividends and distributions payable	3,104	3,104	868	868
Due to Ashford Inc., net	—	—	13,383	13,383
Due to related parties, net	728	728	—	—
Due to third-party hotel managers	1,204	1,204	184	184
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $8.7 million at December 31, 2021 and approximately 95.0% to 105.0% of the carrying value of $8.3 million as of December 31, 2020.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 88.5% to 97.8% of the carrying value of $3.9 billion at December 31, 2021 and approximately 85.3% to 94.3% of the carrying value of $3.7 billion at December 31, 2020. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Year Ended December 31,
	2021	2020	2019
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(267,005)	$(543,876)	$(113,635)
Less: Dividends on preferred stock	(252)	(32,117)	(42,577)
Add: Gain (loss) on extinguishment of preferred stock	(607)	55,477	—
Less: Dividends on common stock	—	—	(29,840)
Less: Dividends on unvested performance stock units	—	—	(475)
Add: Claw back of dividends on cancelled performance stock units	349	606	—
Less: Dividends on unvested restricted stock	—	—	(801)
Undistributed income (loss) allocated to common stockholders	(267,515)	(519,910)	(187,328)
Add back: Dividends on common stock	—	—	29,840
Distributed and undistributed income (loss) allocated to common stockholders - basic	$(267,515)	$(519,910)	$(157,488)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(3,970)	—	—
Distributed and undistributed income (loss) allocated to common stockholders - diluted	$(271,485)	$(519,910)	$(157,488)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	21,625	1,576	998
Effect of assumed conversion of operating partnership units	219	—	—
Weighted average shares outstanding - diluted	21,844	1,576	998

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(12.37)	$(329.97)	$(157.74)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(12.43)	$(329.97)	$(157.74)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Year Ended December 31,
	2021	2020		2019
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted stock	$—	$—		$801
Income (loss) allocated to unvested performance stock units	—	—		475
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	(89,008)	(1)	(28,932)
Total	$—	$(89,008)		$(27,656)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	20	1		1
Effect of unvested performance stock units	9	—		1
Effect of assumed conversion of operating partnership units	—	190		190
Effect of assumed issuance of shares for term loan exit fee	1,672	—		—
Total	1,701	191		192
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the year ended December 31, 2021, approximately 8,000 performance-based LTIP units granted in 2018 and 2019, were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $518,000.
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
As of December 31, 2021, there were approximately 127,000 Performance LTIP units outstanding, representing 200% of the target number granted for the 2020 grants and 250% for the 2021 grants.
As of December 31, 2021, we have issued a total of approximately 320,000 LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 17,000 units (5,000 of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
We recorded compensation expense for Performance LTIP units and LTIP units as presented in the table below (in thousands):

		Year Ended December 31,
Type	Line Item	2021	2020	2019
Performance LTIP units	Advisory services fee	$1,128	$1,972	$3,594
LTIP units	Advisory services fee	1,119	2,042	3,264
LTIP units	Corporate, general and administrative	22	—	—
LTIP units - independent directors	Corporate, general and administrative	397	816	446
		$2,666	$4,830	$7,304
The unamortized cost of the unvested Performance LTIP units, which was $1.6 million at December 31, 2021, will be expensed over a period of 2.0 years with a weighted average period of 1.9 years. The unamortized cost of the unvested LTIP units, which was $1.3 million at December 31, 2021, will be expensed over a period of 2.2 years with a weighted average period of 2.1 years.
The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Year Ended December 31,
	2021	2020	2019
Common units converted to stock	1	20	—
Fair value of common units converted	$43	$959	$—
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	December 31, 2021	December 31, 2020
Redeemable noncontrolling interests (in thousands)	$22,742	$22,951
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	186,756	186,763
Ownership percentage of operating partnership	0.63%	8.51%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We allocated net (income) loss to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Allocated net (income) loss to the redeemable noncontrolling interests	$3,970	$89,008	$28,932
Distributions declared to holders of common units, LTIP units and Performance LTIP units	—	—	6,572
Performance LTIP dividend claw back upon cancellation	(518)	(1,401)	—
A summary of the activity of the units in our operating partnership is as follow (in thousands):

	Year Ended December 31,
	2021	2020	2019
Outstanding at beginning of year	217	219	199
LTIP units issued	70	23	3
Performance LTIP units issued	122	5	2
Performance LTIP units canceled	(8)	(11)	—
Common units issued for hotel acquisition	—	—	15
Common units converted to common stock	(1)	(19)	—
Outstanding at end of year	400	217	219
Common units convertible/redeemable at end of year	207	178	186
14. Equity
Common Stock and Preferred Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. For the years ended December 31, 2021, 2020 and 2019, no shares of our common stock or preferred stock have been repurchased under the Repurchase Program.
In addition, we acquired 1,420, 3,056 and 2,107 shares of our common stock in 2021, 2020 and 2019, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
At-the-Market Equity Offering Program—On December 11, 2017, the Company established an “at-the-market” equity offering program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million. As of December 31, 2021, we have issued approximately 437,000 shares of our common stock for gross proceeds of approximately $27.5 million. The program expired on September 28, 2020.
The table below summarizes the activity (in thousands):

	Year Ended December 31,
	2021	2020	2019
Common stock issued	—	413	—
Gross proceed received	$—	$12,009	$—
Commissions and other expenses	—	150	—
Net proceeds	$—	$11,859	$—
Common Stock Resale Agreements—On December 7, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “First Lincoln Park Purchase Agreement”) pursuant to which the Company may issue or sell to Lincoln Park up to 1.1 million shares of the Company’s common stock from time to time during the term of the First Lincoln Park Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Lincoln Park under the First Lincoln Park Purchase Agreement. The Company filed a registration statement on Form

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
S-11 on December 11, 2020, which was amended on December 21, 2020, and declared effective by the SEC on December 22, 2020.
Upon entering into the First Lincoln Park Purchase Agreement, the Company issued 19,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the First Lincoln Park Purchase Agreement. Under the First Lincoln Park Purchase Agreement the Company issued approximately 1.0 million shares of common stock for gross proceeds of approximately $25.1 million. As of December 31, 2021, all shares available under the First Lincoln Park Purchase Agreement were sold.
The issuance activity is summarized below (in thousands):

	Year Ended December 31,
	2021	2020
Shares sold to Lincoln Park	205	836
Additional commitment shares	—	19
Total shares issued to Lincoln Park	205	855

Gross proceeds received	$4,590	$20,556
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
Upon entering into the Second Lincoln Park Purchase Agreement, the Company issued 16,000 shares of common stock as consideration for Lincoln Park’s execution and delivery of the Second Lincoln Park Purchase Agreement. As of December 31, 2021, all shares available under the Second Lincoln Park Purchase Agreement were sold.
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to Lincoln Park	2,050
Additional commitment shares	16
Total shares issued to Lincoln Park	2,066

Gross proceeds received	$43,586
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
Upon entering into the Keystone Purchase Agreement, the Company issued to Keystone 4,000 shares of common stock as consideration for Keystone’s commitment to purchase shares of common stock upon the Company’s direction under the Keystone Purchase Agreement. As of December 31, 2021, all shares available under the Keystone Purchase Agreement were sold.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to Keystone	3,062
Additional commitment shares	4
Total shares issued to Keystone	3,066

Gross proceeds received	$147,961
Common Stock Standby Equity Distribution Agreement—On January 22, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd., (“YA”), pursuant to which the Company will be able to sell up to approximately 1.4 million shares of its common stock at the Company’s request any time during the commitment period commencing on January 22, 2021. As of December 31, 2021, all shares available under the SEDA were sold.
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to YA	1,372

Gross proceeds received	$40,556
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
There are no other restrictions on future financing transactions. The Second YA SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $5,000 structuring fee. As of December 31, 2021, all shares available under the second YA SEDA were sold.
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to YA	3,790

Gross proceeds received	$165,391
Common Stock Resale Agreement—On June 18, 2021, the Company and Seven Knots, LLC (“Seven Knots) entered into a purchase agreement (the “Seven Knots Purchase Agreement”) pursuant to which the Company may issue or sell to Seven Knots up to approximately 4.0 million shares of the Company’s common stock from time to time during the term of the Seven Knots Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Seven Knots under the Seven Knots Purchase Agreement. The Company filed a registration statement on Form S-11 on June 21, 2021,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
which was declared effective by the SEC on July 1, 2021. As of December 31, 2021, all shares available under the Seven Knots Purchase Agreement were sold.
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to Seven Knots	4,009

Gross proceeds received	$81,279
Common Stock Resale Agreement—On July 2, 2021, the Company and B. Riley Principal Capital, LLC (“B. Riley”) entered into a purchase agreement (the “B. Riley Purchase Agreement”) pursuant to which the Company may issue or sell to B. Riley up to approximately 4.6 million shares of the Company’s common stock from time to time during the term of the B. Riley Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to Seven Knots under the Seven Knots Purchase Agreement. The Company filed a registration statement on Form S-11 on July 2, 2021, which was declared effective by the SEC on July 15, 2021. As of December 31, 2021, all shares available under the B. Riley Purchase Agreement were sold
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to B. Riley	4,623

Gross proceeds received	$67,989
Common Stock Resale Agreement—On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”) pursuant to which the Company may issue or sell to M3A up to 6.0 million shares of the Company’s common stock from time to time during the term of the M3A Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to M3A under the M3A Purchase Agreement. The Company filed a registration statement on Form S-11 on September 10, 2021, which was declared effective by the SEC on September 29, 2021.
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to M3A	900

Gross proceeds received	$12,941
Preferred Stock—In accordance with Ashford Trust’s charter, we are authorized to issue 50 million shares of preferred stock, which currently includes Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock, Series H Cumulative Preferred Stock and Series I Cumulative Preferred Stock.
On November 25, 2020, Ashford Trust closed its previously commenced offers to exchange any and all shares of the Company’s 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share, 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share, 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share and 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share for newly issued shares of the Company’s common stock, par value $0.01.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below summarizes the activity (in thousands):

	Year Ended December 31, 2020
	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)
8.45% Series D Cumulative Preferred Stock	575	3,211	321
7.375% Series F Cumulative Preferred Stock	1,755	9,791	979
7.375% Series G Cumulative Preferred Stock	1,663	9,279	928
7.50% Series H Cumulative Preferred Stock	1,029	5,742	574
7.50% Series I Cumulative Preferred Stock	1,858	10,366	1,037
	6,880	38,389	3,839
____________________________________
(1)    Reflects the number of shares issued after the adjustment for the reverse stock split.
From December 8, 2020 through December 31, 2021, Ashford Trust entered into privately negotiated exchange agreements with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
The table below summarizes the activity (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)
8.45% Series D Cumulative Preferred Stock	617	4,174	653	23	131	13
7.375% Series F Cumulative Preferred Stock	1,640	11,185	1,482	154	795	80
7.375% Series G Cumulative Preferred Stock	2,891	21,371	2,764	114	573	57
7.50% Series H Cumulative Preferred Stock	1,361	10,033	1,217	102	515	52
7.50% Series I Cumulative Preferred Stock	2,138	14,735	1,660	151	774	77
	8,647	61,498	7,776	544	2,788	279
____________________________________
(1)    Reflects the number of shares issued after the adjustment for the reverse stock split.
8.45% Series D Cumulative Preferred Stock. At December 31, 2021 and 2020, there were 1.2 million and 1.8 million shares of Series D Cumulative Preferred Stock outstanding, respectively. The Series D Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series F Cumulative Preferred Stock (noted below), Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below) and Series I Cumulative Preferred Stock (noted below) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series D Cumulative Preferred Stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D Cumulative Preferred Stock quarterly dividends are set at the rate of 8.45% per annum of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.1124 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D Cumulative Preferred Stock holders have no voting rights.
7.375% Series F Cumulative Preferred Stock. At December 31, 2021 and 2020, there were 1.3 million and 2.9 million shares of 7.375% Series F Cumulative Preferred Stock outstanding, respectively. The Series F Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below) and Series I Cumulative Preferred Stock (noted below) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series F Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series F Cumulative Preferred Stock is redeemable at our option for cash (on or after July 15, 2021), in whole or from

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series F Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series F Cumulative Preferred Stock is convertible into a maximum 0.09690 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series F Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series F cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series F Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series F Cumulative Preferred Stock will not impact our earnings per share calculations. Series F Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series F Cumulative Preferred Stock holders have no voting rights.
7.375% Series G Cumulative Preferred Stock. At December 31, 2021 and 2020, there were 1.5 million and 4.4 million shares of 7.375% Series G Cumulative Preferred Stock outstanding, respectively. The Series G Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series H Cumulative Preferred Stock (noted below) and Series I Cumulative Preferred Stock (noted below) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series G Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series G Cumulative Preferred Stock is redeemable at our option for cash (on or after October 18, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series G Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series G Cumulative Preferred Stock is convertible into a maximum 0.08333 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series G Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series G cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series G Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series G Cumulative Preferred Stock will not impact our earnings per share calculations. Series G Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series G Cumulative Preferred Stock holders have no voting rights.
7.50% Series H Cumulative Preferred Stock. At December 31, 2021 and 2020, there were 1.3 million and 2.7 million shares of 7.50% Series H Cumulative Preferred Stock outstanding, respectively. The Series H Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock and Series I Cumulative Preferred Stock (noted below) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series H Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series H Cumulative Preferred Stock is redeemable at our option for cash (on or after August 25, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series H Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series H Cumulative Preferred Stock is convertible into a maximum 0.08251 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series H Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series H cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series H Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series H Cumulative Preferred Stock will not impact our earnings per share. Series H Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series H Cumulative Preferred Stock holders have no voting rights.
7.50% Series I Cumulative Preferred Stock. At December 31, 2021 and 2020, there were 1.3 million and 3.4 million shares of 7.50% Series I Cumulative Preferred Stock outstanding, respectively. The Series I Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock and Series H Cumulative Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series I Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series I Cumulative Preferred Stock is redeemable at our option for cash (on or after November 17, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series I Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series I Cumulative Preferred Stock is convertible into a maximum 0.08065 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series I Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series I cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series I Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series I Cumulative Preferred Stock will not impact our earnings per share. Series I Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series I Cumulative Preferred Stock holders have no voting rights.
Dividends—A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2021		2020	2019
Common stock	$—		$—	$31,116
Preferred stock:
Series D Cumulative Preferred Stock	4,342	(2)	1,262	5,048
Series F Cumulative Preferred Stock	4,036	(2)	2,212	8,849
Series G Cumulative Preferred Stock	4,943	(2)	2,858	11,430
Series H Cumulative Preferred Stock	4,293	(2)	1,781	7,125
Series I Cumulative Preferred Stock	4,111	(2)	2,531	10,125
Total dividends declared (1)	$21,725		$10,644	$73,693
____________________________________
(1)    In the years ended December 31, 2021 and 2020, we recorded $252,000 and $32.1 million, respectively, of preferred dividend expense after the impact of preferred stock exchanges. All unpaid dividends in arrears as of December 31, 2020 of $21.5 million were declared and paid in 2021.
(2)    In the year ended December 31, 2021, the Company declared and paid dividends for each series of preferred stock for unpaid dividends from the second quarter 2020 through the third quarter of 2021. Additionally. the Company declared dividends for the fourth quarter of 2021 that were paid in January 2022.
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties until December 31, 2021, when the Company purchased the remaining ownership interest of the two hotel properties. The below table summarizes the total carrying value (in thousands), which is reported in equity in the consolidated balance sheets:

	December 31,
	2021	2020
Carrying value of noncontrolling interests	$—	$166
The below table summarizes the (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
(Income) loss allocated to noncontrolling interests in consolidated entities	$73	$338	$112
15. Stock-Based Compensation
Under the 2021 Stock Incentive Plan approved by stockholders, we are authorized to grant approximately 530,000 shares of restricted stock and performance stock units as incentive stock awards. At December 31, 2021, approximately 43,000 shares were available for future issuance under the 2021 Stock Incentive Plan.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
At December 31, 2021, the unamortized cost of the unvested restricted stock was $5.0 million which will be amortized over a period of 2.2 years with a weighted average period of 1.9 years.
The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Advisory services fee	$3,716	$3,897	$6,268
Management fees	199	594	768
Corporate, general and administrative	151	298	350
Corporate, general and administrative - independent directors	186	147	90
	$4,252	$4,936	$7,476
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2021		2020		2019
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	17	$306.10	21	$586.00	17	$656.00
Restricted stock granted	251	25.38	17	115.50	14	536.00
Restricted stock vested	(33)	126.09	(16)	462.50	(9)	650.00
Restricted stock forfeited	(4)	76.73	(5)	348.90	(1)	582.00
Outstanding at end of year	231	$30.76	17	$306.10	21	$586.00
The fair value of restricted stock vested during the years ended December 31, 2021, 2020 and 2019 was $926,000, $2.0 million and $4.1 million, respectively.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the year ended December 31, 2021, approximately 8,000 PSUs granted in 2018 and 2019 were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $349,000.
During the year ended December 31, 2020, 3,000 PSUs were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $378,000. 7,000 PSUs were forfeited as a result of the separation of an executive officer from the Company. The forfeiture resulted in a credit to equity based compensation expense of approximately $1.9 million for the year ended December 31, 2020, which is included in “advisory services fees” on our consolidated statement of operations. Additionally, as a result of the forfeiture there was a claw back of the previously declared dividends in the amount of $228,000 for the year ended December 31, 2020.
The following table summarizes the compensation expense (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Advisory services fee	$3,177	$958	$4,937
The unamortized cost of PSUs, which was $4.2 million at December 31, 2021, will be expensed over a period of approximately 2.0 years with a weighted average period of 2.0 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2021		2020		2019
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	13	$377.90	16	$582.00	8	$631.00
PSUs granted	134	29.70	7	80.00	8	536.00
PSU’s forfeited	—	—	(7)	458.30	—	—
PSUs canceled	(8)	627.36	(3)	585.00	—	—
Outstanding at end of year	139	$34.81	13	$377.90	16	$582.00
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
On January 14, 2021, we entered into the Second Amended and Restated Advisory Agreement with Ashford LLC (the “Second Amended and Restated Advisory Agreement”). The Second Amended and Restated Advisory Agreement amends and restates the terms of the Amended and Restated Advisory Agreement, dated June 10, 2015, as amended by the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of June 26, 2018 to, among other items: (i) revise the term and termination rights; (ii) fix the percentage used to calculate the base fee thereunder at 0.70% per annum; (iii) update the list of peer group members; (iv) suspend the requirement that we maintain a minimum Consolidated Tangible Net Worth (as defined in the Second Amended and Restated Advisory Agreement) until the first fiscal quarter beginning after June 30, 2023; and (v) revise the criteria that would constitute a Company Change of Control (as defined in the Second Amended and Restated Advisory Agreement) in order to provide us additional flexibility to dispose of underperforming assets. In connection with the transactions contemplated by the Oaktree Credit Agreement on January 15, 2021, we entered into a Subordination and Non-Disturbance Agreement with Ashford Inc. and Oaktree pursuant to which we agreed to subordinate to the prior repayment in full of all obligations under the Oaktree Credit Agreement: (1) prior to the later of: (i) the second anniversary of the Oaktree Credit Agreement; and (ii) the date accrued interest “in kind” is paid in full, advisory fees (other than reimbursable expenses) in excess of 80% of such fees paid during the fiscal year ended December 31, 2019; (2) any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under the enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder; and (3) any payments to Lismore in connection with the transactions contemplated by the Oaktree Credit Agreement.
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2021	2020		2019
Advisory services fee
Base advisory fee	$36,239	$34,745		$36,269
Reimbursable expenses (1)	6,934	6,436		9,300
Equity-based compensation (2)	9,140	8,869	(3)	18,063
Total advisory services fee	$52,313	$50,050		$63,632
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
(3)    During the year ended December 31, 2020, 7,000 PSUs were forfeited as a result of the separation of an executive officer from the Company. The forfeiture resulted in a credit to equity based compensation expense of approximately $1.9 million for the year ended December 31, 2020.
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
On July 1, 2020, the Company amended and restated the Lismore Agreement with an effective date of April 6, 2020. Pursuant to the amended and restated agreement, the term of the agreement was extended to 24 months following the commencement date. In connection with the services provided by Lismore under the amended and restated agreement, Lismore was entitled to receive a fee of approximately $2.6 million in three equal installments of approximately $857,000 per month beginning July 20, 2020, and ending on September 20, 2020. Lismore was also entitled to receive a fee that is calculated and payable as follows: (i) a fee equal to 25 basis points (0.25%) of the amount of a loan, payable upon the acceptance by the applicable lender of any forbearance or extension of such loan, or in the case where a third-party agent or contractor engaged by the Company has secured an extension of the maturity date equal to or greater than 12 months of any such loan, then the amount payable to Lismore shall be reduced to 10 basis points (0.10%); (ii) a fee equal to 75 basis points (0.75%) of the amount of any principal reduction of a loan upon the acceptance by any lender of any principal reduction of such loan; and (iii) a fee equal to 150 basis points (1.50%) of the implied conversion value (but in any case, no less than 50% percent of the face value of such loan or loans) of a loan upon the acceptance by any lender of any debt to equity conversion of such loan.
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
Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of December 31, 2021, the Company has paid $5.1 million related to periodic installments of which approximately $5.0 million has been expensed in accordance with the agreement. Additionally, the independent members of the board of directors of Ashford Inc. accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. Approximately $149,000 may be offset against fees under the agreement that are eligible for claw back under the agreement. As of December 31, 2021 approximately $792,000 of the payments are included in “other assets.” Further, the Company has incurred approximately $8.7 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. For the year ended December 31, 2021, the Company recognized expense of $5.6 million, which is included in “write-off of premiums, loan costs and exit fees.” For the year ended December 31, 2020, the Company recognized expense of $12.1 million, respectively, which is included in “write-off of premiums, loan costs and exit fees.” As of December 31, 2021, the Company had a payable to Lismore of $13,000 included in “due from Ashford Inc., net” on our consolidated balance sheet.
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
During the year ended December 31, 2021, the Company also paid Lismore a fee of $784,000 for the refinance of the Hilton Boston Back Bay mortgage loan.
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
Costs for all operating expenses of Ashford Securities that are contributed by Ashford Trust and Braemar will be expensed as incurred. These costs will be allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% to Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “Initial True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the True-up Date, the capital contributions would be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised on their behalf, respectively, through Ashford Securities. Funding advances would be expensed as the expenses are incurred by Ashford Securities.
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed to Ashford Securities. The Initial True-Up Date did not occur and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an amended and restated true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised on their behalf, respectively, through Ashford Securities. As of December 31, 2021, Ashford Trust has funded approximately $3.5 million. As of December 31, 2021 and December 31, 2020, $632,000 and $85,000, respectively, of the pre-funded amounts were included in “other assets” on our consolidated balance sheets.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Corporate, general and administrative	$19	$1,998	$896
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
At December 31, 2021, Remington Hotels managed 68 of our 100 hotel properties and the WorldQuest condominium properties.
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
Braemar
As of December 31, 2021, the Company had a $728,000 payable to Braemar, included in Due to related parties, net. The payable related to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off. In January 2022, the City of San Francisco remitted payment, which was then remitted to Braemar by the Company.
Remington Lodging (prior to Ashford Inc. acquisitions)
Remington Lodging was a property and design and construction company, wholly owned by our chairman, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. who is our chairman emeritus. We had master property and design and construction fee agreements and property and design and construction fee mutual exclusivity agreements with Remington Lodging.
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. As a result of the acquisition, hotel management services that were previously provided by Remington Lodging are now provided by Remington Hotels, a subsidiary of Ashford Inc. under the respective hotel management agreement with each customer, including Ashford Trust and Braemar under the Remington Hotels name.
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
The following table presents the fees related to our hotel and design and construction services agreements with Remington Lodging prior to its transactions with Ashford Inc. (in thousands):

Year Ended December 31, 2019
Hotel management fees, including incentive hotel management fees	$27,205
Corporate general and administrative	6,014
Total	$33,219
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2021
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Management Fees
Ashford LLC	Insurance claims services	74	—	—	—	—	—
Ashford Securities	Capital raise services	19	—	—	—	—	—
INSPIRE	Audio visual commissions	2,993	—	—	—	2,993	—
Lismore Capital	Debt placement and related services	7,220	—	784	792	—	—
Lismore Capital	Broker services	955	—	955	—	—	—
OpenKey	Mobile key app	121	—	—	—	—	—
Premier	Design and construction services	5,940	5,192	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,366	—	—	—	—	—
Remington Hotels	Hotel management services (3)	35,526	—	—	—	—	17,754

		Year Ended December 31, 2021
Company	Product or Service	Total	Other Hotel Expenses	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	74	—	74	—	—	—
Ashford Securities	Capital raise services	19	—	—	—	19	—
INSPIRE	Audio visual commissions	2,993	—	—	—	—	—
Lismore Capital	Debt placement and related services	7,220	—	—	—	—	5,644
Lismore Capital	Broker services	955	—	—	—	—	—
OpenKey	Mobile key app	121	121	—	—	—	—
Premier	Design and construction services	5,940	—	—	748	—	—
Pure Wellness	Hypoallergenic premium rooms	1,366	1,366	—	—	—	—
Remington Hotels	Hotel management services (3)	35,526	17,772	—	—	—	—

		Year Ended December 31, 2020
Company	Product or Service	Total		Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Management Fees
AIM	Cash management services	$995		$—	$—	$—	$—	$—
Ashford LLC	Insurance claims services	118		—	—	—	—	—
INSPIRE	Audio visual commissions	2,187		—	—	—	2,187	—
Lismore Capital	Debt placement and related services	16,570	(4)	—	128	4,388	—	—
Lismore Capital	Broker services	170		—	—	70	—	—
OpenKey	Mobile key app	118		—	—	—	—	—
Premier	Design and construction services	6,801		5,727	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	967		38	—	—	—	—
Remington Hotels	Hotel management services (3)	27,443		—	—	—	—	15,835

		Year Ended December 31, 2020
Company	Product or Service	Total	Other Hotel Expenses	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
AIM	Cash management services	$995	$—	$—	$—	$995	$—
Ashford LLC	Insurance claims services	118	—	—	—	—	—
INSPIRE	Audio visual commissions	2,187	—	118	—	—	—
Lismore Capital	Debt placement and related services	16,570	—	—	—	—	12,054
Lismore Capital	Broker services	170	—	—	—	—	100
OpenKey	Mobile key app	118	118	—	—	—	—
Premier	Design and construction services	6,801	—	—	1,074	—	—
Pure Wellness	Hypoallergenic premium rooms	967	929	—	—	—	—
Remington Hotels	Hotel management services (3)	27,443	11,608	—	—	—	—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Management Fees
AIM	Cash management services	$1,206	$—	$—	$—	$—	$—
Ashford LLC	Insurance claims services	75	—	—	—	—	—
Ashford Securities	Broker/Dealer	896	—	—	—	—	—
INSPIRE	Audio visual commissions	7,365	—	—	7,365	—	—
INSPIRE	Equipment	24	24	—	—	—	—
Lismore Capital	Debt placement and related services	1,294	—	(1,215)	—	—	—
Lismore Capital	Broker services	427	—	—	—	—	—
OpenKey	Mobile key app	112	3	—	—	109	—
Premier	Design and construction services	20,004	18,281	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,021	599	—	—	422	—
Remington Hotels	Hotel management services (3)	9,152	—	—	—	5,356	3,796

		Year Ended December 31, 2019
Company	Product or Service	Total	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Gain (Loss) on Disposition of Assets and Hotel Properties	Write-off of Premiums, Loan Costs and Exit Fees
AIM	Cash management services	$1,206	$—	$—	$1,206	$—	$—
Ashford LLC	Insurance claims services	75	75	—	—	—	—
Ashford Securities	Broker/Dealer	896	—	—	896	—	—
INSPIRE	Audio visual commissions	7,365	—	—	—	—	—
INSPIRE	Equipment	24	—	—	—	—	—
Lismore Capital	Debt placement and related services	1,294	—	—	—	—	79
Lismore Capital	Broker services	427	—	—	—	427	—
OpenKey	Mobile key app	112	—	—	—	—	—
Premier	Design and construction services	20,004	—	1,723	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,021	—	—	—	—	—
Remington Hotels	Hotel management services (3)	9,152	—	—	—	—	—
________
(1)Recorded in FF&E and depreciated over the estimated useful life.
(2)Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
(3)Other hotel expenses include incentive hotel management fees and other hotel management costs
(4)Amount excludes a $506,000 claw back credit due to Ashford Trust. See Lismore Advisory Fee section above.
The following table summarizes amounts (due to) due from Ashford Inc. (in thousands):

		(Due to)/Due from Ashford Inc.
Company	Product or Service	December 31, 2021	December 31, 2020
Ashford LLC	Advisory services	$2,121	$(9,533)
Ashford LLC	Insurance claims services	(19)	(30)
AIM	Cash management services	—	111
INSPIRE	Audio visual	(850)	(131)
OpenKey	Mobile key app	(14)	(13)
Premier	Design and construction services	(1,185)	(323)
Pure Wellness	Hypoallergenic premium rooms	(15)	(44)
Lismore Capital	Debt placement and related services	(13)	(3,420)
		$25	$(13,383)
As of December 31, 2021 and 2020, due from related parties, net included a net receivable from Remington Hotels in the amount of $6.3 million and $4.6 million, respectively, primarily related to advances made by Ashford Trust and accrued base and incentive management fees.
As of December 31, 2021 and December 31, 2020, due from related parties, net included a $1.2 million security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused the deposit will be returned upon lease expiration or earlier termination.
17. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2021, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at December 31, 2021, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2023 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Other hotel expenses	$39,633	$26,658	$76,707
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2021, we pay monthly hotel management fees equal to the greater of approximately $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2023 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases—We lease land and facilities under non-cancelable operating leases, which expire between 2059 and 2084, including two ground leases related to our hotel properties. These ground leases are subject to base rent plus contingent rent based on each hotel property’s financial results and escalation clauses. Additionally, other leases have certain contingent rentals included. See note 18.
Capital Commitments—At December 31, 2021, we had capital commitments of $38.9 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of December 31, 2021, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of 20 years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008 in which the landlord, Palm Beach Florida Hotel and Office Building Limited Partnership, a subsidiary of the Company, claimed that the tenant had violated various lease provisions of the lease agreement and was therefore in default. The tenant counterclaimed and asserted multiple claims including that it had been wrongfully evicted. The litigation was instituted by the plaintiff in November 2008 in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida and proceeded to a jury trial on June 30, 2014. The jury entered its verdict awarding the tenant total claims of $10.8 million and ruling against the landlord on its claim of breach of contract. In 2016, the Court of Appeals reduced the original $10.8 million judgment to $8.8 million and added pre-judgment interest on the wrongful eviction judgment. The case was further appealed to the Florida Supreme Court. On May 23, 2017, the trial court issued an order compelling the company that issued the supersedeas bond, RLI Insurance Company (“RLI”), to pay approximately $10.0 million. On June 1, 2017, RLI paid Nantucket this amount and sought reimbursement from the Company, and on June 7, 2017, the Company paid $2.5 million of the judgment. On June 27, 2017, the Florida Supreme Court denied the Company’s petition for review. As a result, all of the appeals were exhausted and the judgment was final with the determination and reimbursement of attorney’s fees being the only remaining dispute. On June 29, 2017, the balance of the judgment of $3.9 million was paid to Nantucket by the Company. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorneys’ fees are still ongoing. As of December 31, 2021, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgement in favor of the plaintiffs. Based on the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, of further appeals related to this matter, the Company is analyzing whether to continue to appeal and vigorously defend this matter or to pursue an out-of-court settlement. The Company believes it is probable that it will ultimately incur a loss from this litigation. As a result, the Company has recorded an accrual of approximately $4.2 million as of December 31, 2021. The final outcome could result in a loss of up to approximately $8 million in excess of the amount accrued, plus additional interest and attorneys’ fees.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2021, no amounts have been accrued.
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
The adoption of this standard resulted in the recognition of operating lease ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $43.3 million as well as a corresponding operating lease ROU asset of $38.8 million which included reclassified intangible assets of $9.0 million, intangible liabilities of $13.0 million and deferred rent of $485,000. The adoption of the standard did not have a material impact on our consolidated statements of operations and statements of cash flows.
The majority of our leases, as lessee, are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 99 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of December 31, 2021.
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
As of December 31, 2021 and 2020, our leased assets and liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$44,575	$45,008
Liabilities
Operating lease liabilities	$45,106	$45,309
We incurred the following operating lease costs related to our operating leases (in thousands):

	Year Ended December 31,
Classification	2021	2020	2019
Hotel operating expenses - other (1)	$4,665	$4,453	$4,323
_______________________________________
(1) For the years ended December 31, 2021, 2020, and 2019, operating lease cost includes approximately $1.1 million, $495,000 and $501,000, respectively, of variable lease cost associated with the ground leases and $211,000, $227,000 and $176,000, respectively of net amortization costs related to the intangible

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
assets and liabilities that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31,
Supplemental Cash Flows Information	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$2,824	$3,028	$3,511
Weighted Average Remaining Lease Term
Operating leases (1)	68 years	69 years	73 years
Weighted Average Discount Rate
Operating leases (1)	5.14%	5.14%	5.17%
_______________________________________
(1) Calculated using the lease term, excluding extension options, and our calculated discount rates of the ground leases and owner managed leases.
Future minimum lease payments due under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$2,942
2023	2,923
2024	2,921
2025	2,921
2026	2,909
Thereafter	178,462
Total future minimum lease payments (1)	193,078
Less: interest	147,972
Present value of lease liabilities	$45,106
________
(1) Based on payment amounts as of December 31, 2021.
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
At December 31, 2021, all of our 100 hotel properties were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income (loss) of $31.1 million, $(142.0) million and $7.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reconciles the income tax (expense) benefit at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax (expense) benefit at federal statutory income tax rate of 21%	$(6,513)	$29,811	$(1,539)
State income tax (expense) benefit, net of U.S. federal income tax benefit	(413)	4,014	(475)
Permanent differences	(238)	415	(310)
Provision to return adjustment	60	(228)	(325)
Gross receipts and margin taxes	(199)	(347)	(923)
Interest and penalties	(18)	(13)	32
Valuation allowance	1,373	(32,317)	2,322
Total income tax (expense) benefit	$(5,948)	$1,335	$(1,218)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(4,950)	$826	$(48)
State	(885)	(549)	(1,329)
Total current income tax (expense) benefit	(5,835)	277	(1,377)
Deferred:
Federal	(113)	927	126
State	—	131	33
Total deferred income tax (expense) benefit	(113)	1,058	159
Total income tax (expense) benefit	$(5,948)	$1,335	$(1,218)
For the years ended December 31, 2021, 2020 and 2019 income tax expense includes interest and penalties paid to taxing authorities of $18,000, $11,000 and $56,000, respectively. Additionally, in 2020 we received interest income of $19,000 included in income tax expense. At December 31, 2021 and 2020, we determined that there were no material amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2021 and 2020, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2021	2020
Allowance for doubtful accounts	$93	$89
Unearned income	1,119	1,364
Federal and state net operating losses	28,553	30,687
Capital loss carryforward	7,442	7,372
Accrued expenses	1,466	1,263
Prepaid expenses	(44)	(121)
Tax property basis less than book basis	(2,302)	(2,600)
Tax derivatives basis greater than book basis	322	296
Other	1,676	1,307
Deferred tax asset (liability)	38,325	39,657
Valuation allowance	(38,810)	(40,029)
Net deferred tax asset (liability)	$(485)	$(372)
At December 31, 2021, we had TRS net operating loss carryforwards for U.S. federal income tax purposes of $119.9 million, of which $10.1 million is subject to expiration and will begin to expire in 2022. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The loss carryforwards subject to expiration may be available to offset future taxable income, if any, in 2022 through 2027, with the remainder available to offset taxable income beyond 2027. The net operating loss carryforwards are subject to substantial limitation on their use. At December 31, 2021, Ashford Hospitality Trust, Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $885.2 million based on the latest filed tax return. Of that amount, $426.1 million will begin to expire in 2023 and is available to offset future taxable income, if any, through 2036. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The net operating loss carryforwards are subject to substantial limitation on their use.
At December 31, 2021 and 2020, we maintained a valuation allowance of $38.8 million and $40.0 million, respectively. At December 31, 2021 and 2020, we have reserved certain deferred tax assets of our TRS entities as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses and the limitations imposed by the Code on the utilization of net operating losses of acquired subsidiaries outweigh the positive evidence. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable to our current transfer pricing arrangements. The transfer pricing arrangements are renewed upon expiration. All existing leases were extended and terms amended in 2020 to reflect the economic impact of COVID-19. Outside consultants prepared the transfer pricing studies supporting the rents from the leases. Outside consultants will continue to provide transfer pricing studies on any newly acquired properties. The intercompany rents are determined in accordance with the arms’ length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$40,029	$7,712	$10,034
Additions	—	32,317	—
Deductions	(1,219)	—	(2,322)
Balance at end of year	$38,810	$40,029	$7,712

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to businesses. The Company was required to recognize the effect on the consolidated financial statements in the period the law was enacted. For the year ended December 31, 2020, the CARES Act allowed us to record a tax benefit of $858,000 for the 2020 net operating loss at our TRS that was carried back to prior tax years.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, and extended several COVID-19 tax related measures passed as part of the “CARES Act.” The Company was required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was the period ended December 31, 2020. The Consolidated Appropriations Act, 2021 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.
20. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2021	2020
Deferred franchise fees	$3,256	$3,472
Deferred loan costs	5,278	—
Total costs	8,534	3,472
Accumulated amortization	(3,533)	(1,621)
Deferred costs, net	$5,001	$1,851
21. Intangible Assets, net and Intangible Liabilities, net
Intangible assets, net and intangible liabilities, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liabilities, net
	December 31,		December 31,
	2021	2020	2021	2020
Cost	$797	$797	$2,723	$2,723
Accumulated amortization	—	—	(546)	(466)
	$797	$797	$2,177	$2,257
The intangible assets represents the acquisition of the permanent exclusive docking easement for riverfront land located in front of the Hyatt Savannah hotel in Savannah, Georgia. This intangible asset is not subject to amortization and has a carrying value of $797,000 as of December 31, 2021 and 2020.
As of December 31, 2021 and 2020, intangible liabilities, net represents below market rate leases where the Company is the lessor. For the years ended December 31, 2021, 2020 and 2019 we recorded $80,000, $80,000, and $81,000 of other revenue related to leases where we are the lessor.
Estimated future amortization for intangible liabilities for each of the next five years and thereafter is as follows (in thousands):

2022	$80
2023	80
2024	36
2025	32
2026	32
Thereafter	1,917
Total	$2,177

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the U.S. that have RevPAR generally less than twice the national average. During 2021, no geographic area represented greater than 8% of our total hotel revenue. All hotel properties securing our mortgage loans are located domestically at December 31, 2021. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions that are in excess of the FDIC insurance limits of $250,000, U.S. government treasury bill holdings and amounts due or payable under our derivative contracts. At December 31, 2021, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.
23. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of December 31, 2021 and December 31, 2020, all of our hotel properties were domestically located.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
24. Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
2021
Total revenue	$115,830		$193,412		$247,434		$248,735		$805,411
Total operating expenses	185,803		229,411		252,442		264,371		932,027
Gain (loss) on disposition of assets and hotel properties	(69)		361		103		1,054		1,449
Operating income (loss)	$(70,042)		$(35,638)		$(4,905)		$(14,582)		$(125,167)
Net income (loss)	$(105,390)		$(65,261)		$(44,049)		$(56,348)		$(271,048)
Net income (loss) attributable to the Company	$(103,038)		$(64,292)		$(43,692)		$(55,983)		$(267,005)
Net income (loss) attributable to common stockholders	$(91,585)		$(69,470)		$(47,520)		$(59,289)		$(267,864)
Diluted income (loss) attributable to common stockholders per share	$(11.01)	(2)	$(4.35)		$(1.70)		$(1.75)		$(12.43)	(1)
Weighted average diluted common shares	8,305	(2)	15,957		28,033		33,802		21,844
2020
Total revenue	$281,877		$43,065		$93,043		$90,253		$508,238
Total operating expenses	334,936		194,800		217,198		189,991		936,925
Gain (loss) on disposition of assets and hotel properties	3,623		(6)		(40,370)		73		(36,680)
Operating income (loss)	$(49,436)		$(151,741)		$(164,525)		$(99,665)		$(465,367)
Net income (loss)	$(101,920)		$(242,086)		$(151,626)		$(137,590)		$(633,222)
Net income (loss) attributable to the Company	$(84,201)		$(204,616)		$(129,281)		$(125,778)		$(543,876)
Net income (loss) attributable to common stockholders	$(94,845)		$(215,260)		$(139,925)		$(70,486)		$(520,516)
Diluted income (loss) attributable to common stockholders per share	$(94.03)	(2)	$(208.53)	(2)	$(118.91)	(2)	$(22.92)	(2)	$(329.97)	(1) (2)
Weighted average diluted common shares	1,005	(2)	1,031	(2)	1,177	(2)	3,075	(2)	1,576	(2)
_________________
(1) The sum of the diluted income (loss) attributable to common stockholders per share for the four quarters in 2021 and 2020 differs from the annual diluted income (loss) attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.
(2) Amounts have been revised for the effects of the 1-for-10 reverse stock split. See note 1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas

Opinion on Internal Control over Financial Reporting

We have audited Ashford Hospitality Trust, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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
/s/ BDO USA, LLP
Dallas, Texas
February 28, 2022

Item 9B.Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 70 through 132 hereof, for our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on pages 144 through 147 hereof.
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

3.2	Amendment Number Two to Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on May 22, 2017) (File No. 00131775)
3.3	Articles of Amendment to the Company’s charter (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 1, 2020) (File No. 001-31775)
3.4	Articles of Amendment to the Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 16, 2021) (File No. 001-31775)
3.5
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

Exhibit	Description
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

10.3.1.3†
Amendment No. 3 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed May 22, 2017) (File No.001-31775)

10.3.1.4†
Amendment No. 4 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated July 15, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on July 15, 2020) (File No. 001-31775)

10.3.2.1†*	2021 Stock Incentive Plan of Ashford Hospitality Trust, Inc., dated May 12, 2021
10.3.2.2†
Amendment No. 1 to the 2021 Stock Incentive Plan of Ashford Hospitality Trust, Inc., dated July 16, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on July 16, 2021) (File No. 001-31775)

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

Exhibit	Description
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
10.42
Senior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Senior E LLC, as borrower (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.43
Junior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Junior E LLC, as borrower (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.44
Loan Agreement, dated as of June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Bank, N.A., as lenders, and Ashford Downtown Atlanta LP, Ashford Flagstaff LP, Ashford Walnut Creek LP, Ashford Bridgewater Hotel Partnership, LP and Ashford Durham I LLC, as borrowers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.45
Senior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Senior F LLC, as borrower (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.46
Junior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Junior F LLC, as borrower (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.47
Consolidated, Amended and Restated Hotel Master Management Agreement, dated August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.48
Master Project Management Agreement, dated August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.49
Amended and Restated Mutual Exclusivity Agreement, dated August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Remington Lodging & Hospitality, LLC, as consented to by Monty J. Bennett (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.50
Mutual Exclusivity Agreement, dated August 8, 2018, dated August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.51
Investor Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., OPPS AHT Holdings, LLC and ROF8 AHT PT, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775)

10.52
Subordination and Non-Disturbance Agreement, dated as of January 15, 2021, by and among Oaktree Fund Administration, LLC as the Administrative Agent and collateral agent on behalf of the Lenders, Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Remington Lodging & Hospitality, LLC, Premier Project Management, LLC and Lismore Capital II LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775)

10.53
Standby Equity Distribution Agreement, dated as of January 22, 2021, by and between Ashford Hospitality Trust, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 22, 2021) (File No. 001-31775)

10.54
Credit Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 15, 2021) (File No. 001-31775)

10.55
Amendment No. 1 to the Credit Agreement, dated as of October 12, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, The Lenders Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on October 13, 2021) (File No. 001-31775)

10.56
Limited Waiver to Credit Agreement, dated as of November 19, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on November 23, 2021) (File No. 001-31775)

10.57
Purchase Agreement, dated as of March 12, 2021, by and between the Company and Lincoln Park Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 15, 2021) (File No. 001-31775)

10.58
Registration Rights Agreement, dated as of March 12, 2021, by and between the Company and Lincoln Park Capital Fund, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on March 15, 2021) (File No. 001-31775)

10.59
Common Stock Purchase Agreement, dated as of May 17, 2021, by and between the Company and Keystone Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 18, 2021) (File No. 001-31775)

Exhibit	Description
10.60
Registration Rights Agreement, dated as of May 17, 2021, by and between the Company and Keystone Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on May 18, 2021) (File No. 001-31775)

10.61
Standby Equity Distribution Agreement, dated as of June 7, 2021, by and between Ashford Hospitality Trust, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 8, 2021) (File No. 001-31775)

10.62
Common Stock Purchase Agreement, dated as of June 18, 2021, by and between the Company and Seven Knots Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 21, 2021) (File No. 001-31775)

10.63
Registration Rights Agreement, dated as of June 18, 2021, by and between the Company and Seven Knots Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on June 21, 2021) (File No. 001-31775)

10.64
Common Stock Purchase Agreement, dated as of July 2, 2021, by and between the Company and B. Riley Principal Capital, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 2, 2021) (File No. 001-31775)

10.65
Registration Rights Agreement, dated as of July 2, 2021, by and between the Company and B. Riley Principal Capital, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on July 2, 2021) (File No. 001-31775)

10.66
Common Stock Purchase Agreement, dated as of September 9, 2021, by and between the Company and M3A LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 9, 2021) (File No. 001-31775)

10.67
Registration Rights Agreement, dated as of September 9, 2021, by and between the Company and M3A LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on September 9, 2021) (File No. 001-31775)

21.1*	Registrant’s Subsidiaries Listing as of December 31, 2021
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, Registrant’s Special-Purpose Entities Listing as of December 31, 2021
23.1*	Consent of BDO USA, LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

99.1
Second Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III, dated as of January 4, 2021 (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on January 5, 2021)(File No. 001-31775)

99.2
Consulting and Cooperation Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC, and Robert G. Haiman, dated as of June 30, 2021 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 30, 2021)

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2022.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	February 28, 2022
Monty J. Bennett

/s/ J. ROBISON HAYS, III	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
J. Robison Hays, III

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Mark L. Nunneley

/s/ BENJAMIN J. ANSELL, M.D.	Director	February 28, 2022
Benjamin J. Ansell, M.D.

/s/ FREDERICK J. KLEISNER	Director	February 28, 2022
Frederick J. Kleisner

/s/ AMISH GUPTA	Director	February 28, 2022
Amish Gupta

/s/ KAMAL JAFARNIA	Director	February 28, 2022
Kamal Jafarnia

/s/ SHERI L. PANTERMUEHL	Director	February 28, 2022
Sheri L. Pantermuehl

/s/ ALAN L. TALLIS	Director	February 28, 2022
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$23,363	$1,204	$9,388	$193	$5,081	$1,397	$14,469	$15,866	$8,324	08/1998		(1), (2), (3)
Embassy Suites	Dallas, TX	15,465	1,878	8,907	238	4,894	2,116	13,801	15,917	8,250	12/1998		(1), (2), (3)
Embassy Suites	Herndon, VA	25,120	1,303	9,836	277	5,781	1,580	15,617	17,197	9,524	12/1998		(1), (2), (3)
Embassy Suites	Las Vegas, NV	30,282	3,307	16,952	397	7,866	3,704	24,818	28,522	15,284	05/1999		(1), (2), (3)
Embassy Suites	Flagstaff, AZ	18,400	1,267	4,278	—	2,206	1,267	6,484	7,751	3,536		10/2003	(1), (2), (3)
Embassy Suites	Houston, TX	17,810	1,799	10,404	—	3,710	1,799	14,114	15,913	6,736		03/2005	(1), (2), (3)
Embassy Suites	West Palm Beach, FL	19,802	3,277	13,949	—	5,139	3,277	19,088	22,365	9,768		03/2005	(1), (2), (3)
Embassy Suites	Philadelphia, PA	28,698	5,791	34,819	—	15,098	5,791	49,917	55,708	25,588		12/2006	(1), (2), (3)
Embassy Suites	Walnut Creek, CA	49,920	7,452	25,334	—	19,698	7,452	45,032	52,484	23,678		12/2006	(1), (2), (3)
Embassy Suites	Arlington, VA	46,355	36,065	41,588	—	16,383	36,065	57,971	94,036	25,594		04/2007	(1), (2), (3)
Embassy Suites	Portland, OR	88,435	11,110	60,048	—	4,873	11,110	64,921	76,031	25,258		04/2007	(1), (2), (3)
Embassy Suites	Santa Clara, CA	67,440	8,948	46,239	—	15,515	8,948	61,754	70,702	28,774		04/2007	(1), (2), (3)
Embassy Suites	Orlando, FL	22,526	5,674	21,593	—	7,568	5,674	29,161	34,835	12,898		04/2007	(1), (2), (3)
Hilton Garden Inn	Jacksonville, FL	11,755	1,751	9,164	—	5,149	1,751	14,313	16,064	8,208		11/2003	(1), (2), (3)
Hilton Garden Inn	Austin, TX	66,525	7,605	48,725	—	992	7,605	49,717	57,322	10,993		03/2015	(1), (2), (3)
Hilton Garden Inn	Baltimore, MD	16,284	4,027	20,199	—	5,910	4,027	26,109	30,136	7,312		03/2015	(1), (2), (3)
Hilton Garden Inn	Virginia Beach, VA	32,269	4,101	26,329	—	(171)	4,101	26,158	30,259	4,927		03/2015	(1), (2), (3)
Hilton	Ft. Worth, TX	62,000	4,538	13,922	—	19,926	4,539	33,848	38,387	16,772		03/2005	(1), (2), (3)
Hilton	Houston, TX	19,949	2,200	13,247	—	6,969	2,200	20,216	22,416	10,217		03/2005	(1), (2), (3)
Hilton	St. Petersburg, FL	48,730	2,991	13,907	(1,130)	17,416	1,861	31,323	33,184	14,646		03/2005	(1), (2), (3)
Hilton	Santa Fe, NM	26,400	7,004	10,689	—	4,641	7,004	15,330	22,334	8,084		12/2006	(1), (2), (3)
Hilton	Bloomington, MN	46,800	5,685	59,139	—	7,210	5,685	66,349	72,034	28,081		04/2007	(1), (2), (3)
Hilton	Costa Mesa, CA	65,672	12,917	91,791	—	9,942	12,917	101,733	114,650	41,091		04/2007	(1), (2), (3)
Hilton	Boston, MA	98,000	62,555	134,407	—	8,774	62,555	143,181	205,736	30,993		03/2015	(1), (2), (3)
Hilton	Parsippany, NJ	38,227	7,293	58,098	—	3,573	7,293	61,671	68,964	16,514		03/2015	(1), (2), (3)
Hilton	Tampa, FL	27,553	5,206	21,186	—	10,159	5,206	31,345	36,551	13,015		03/2015	(1), (2), (3)
Hilton	Alexandria, VA	73,450	14,459	96,602	—	927	14,459	97,529	111,988	9,671		06/2018	(1), (2), (3)
Hilton	Santa Cruz, CA	23,883	9,399	38,129	—	(1,326)	9,399	36,803	46,202	3,287		02/2019	(1), (2), (3)
Hampton Inn	Lawrenceville, GA	5,256	697	3,808	—	1,498	697	5,306	6,003	2,633		11/2003	(1), (2), (3)
Hampton Inn	Evansville, IN	11,118	1,301	5,034	—	1,142	1,301	6,176	7,477	2,921		09/2004	(1), (2), (3)
Hampton Inn	Parsippany, NJ	18,716	3,268	24,306	—	324	3,268	24,630	27,898	5,260		03/2015	(1), (2), (3)
Hampton Inn	Buford, GA	8,371	1,168	5,338	—	4,289	1,168	9,627	10,795	4,687		07/2004	(1), (2), (3)
Marriott	Beverly Hills, CA	123,120	6,510	22,061	—	15,211	6,510	37,272	43,782	22,489		03/2005	(1), (2), (3)
Marriott	Durham, NC	26,800	1,794	25,056	—	16,295	1,794	41,351	43,145	20,510		02/2006	(1), (2), (3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Marriott	Arlington, VA	84,000	20,637	101,376	—	40,765	20,637	142,141	162,778	68,930		07/2006	(1), (2), (3)
Marriott	Bridgewater, NJ	71,200	5,059	89,268	—	19,689	5,059	108,957	114,016	42,679		04/2007	(1), (2), (3)
Marriott	Dallas, TX	30,400	2,701	30,893	—	7,083	2,701	37,976	40,677	16,862		04/2007	(1), (2), (3)
Marriott	Fremont, CA	58,402	5,800	44,200	—	10,274	5,800	54,474	60,274	11,907		08/2014	(1), (2), (3)
Marriott	Memphis, TN	27,042	6,210	37,284	—	(3,191)	6,210	34,093	40,303	6,526		02/2015	(1), (2), (3)
Marriott	Irving, TX	66,922	8,330	82,272	—	33,404	8,330	115,676	124,006	34,303		03/2015	(1), (2), (3)
Marriott	Omaha, NE	15,911	6,641	49,887	—	8,267	6,641	58,154	64,795	16,432		03/2015	(1), (2), (3)
Marriott	Sugarland, TX	62,553	9,047	84,043	—	(261)	9,047	83,782	92,829	15,955		03/2015	(1), (2), (3)
SpringHill Suites by Marriott	Baltimore, MD	13,600	2,502	13,206	—	2,558	2,502	15,764	18,266	7,749		05/2004	(1), (2), (3)
SpringHill Suites by Marriott	Kennesaw, GA	6,404	1,106	5,021	—	3,395	1,106	8,416	9,522	4,732		07/2004	(1), (2), (3)
SpringHill Suites by Marriott	Buford, GA	9,226	1,132	6,089	—	806	1,132	6,895	8,027	3,158		07/2004	(1), (2), (3)
SpringHill Suites by Marriott	Manhattan Beach, CA	28,560	5,726	21,187	—	1,122	5,726	22,309	28,035	8,615		04/2007	(1), (2), (3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	20,800	3,210	24,578	—	1,513	3,210	26,091	29,301	10,092		04/2007	(1), (2), (3)
Fairfield Inn by Marriott	Kennesaw, GA	5,023	840	4,359	(21)	2,506	819	6,865	7,684	3,148		07/2004	(1), (2), (3)
Courtyard by Marriott	Bloomington, IN	14,248	900	10,741	—	1,480	900	12,221	13,121	5,601		09/2004	(1), (2), (3)
Courtyard by Marriott - Tremont	Boston, MA	102,865	24,494	85,246	—	6,719	24,494	91,965	116,459	22,238		03/2015	(1), (2), (3)
Courtyard by Marriott	Columbus, IN	8,160	673	4,804	—	1,696	673	6,500	7,173	3,433		09/2004	(1), (2), (3)
Courtyard by Marriott	Denver, CO	33,511	9,342	29,656	—	3,388	9,342	33,044	42,386	9,277		03/2015	(1), (2), (3)
Courtyard by Marriott	Gaithersburg, MD	28,695	5,128	30,522	—	4,225	5,128	34,747	39,875	9,086		03/2015	(1), (2), (3)
Courtyard by Marriott	Crystal City, VA	42,538	5,411	38,610	—	13,153	5,411	51,763	57,174	25,096		06/2005	(1), (2), (3)
Courtyard by Marriott	Overland Park, KS	8,762	1,868	14,030	—	2,416	1,868	16,446	18,314	7,612		06/2005	(1), (2), (3)
Courtyard by Marriott	Foothill Ranch, CA	21,735	2,447	16,005	—	1,646	2,447	17,651	20,098	7,798		06/2005	(1), (2), (3)
Courtyard by Marriott	Alpharetta, GA	19,665	2,244	12,345	—	1,917	2,244	14,262	16,506	6,403		06/2005	(1), (2), (3)
Courtyard by Marriott	Oakland, CA	28,240	5,112	19,429	—	1,831	5,112	21,260	26,372	8,490		04/2007	(1), (2), (3)
Courtyard by Marriott	Scottsdale, AZ	23,600	3,700	22,134	—	3,151	3,700	25,285	28,985	10,036		04/2007	(1), (2), (3)
Courtyard by Marriott	Plano, TX	18,160	2,115	22,360	—	1,471	2,115	23,831	25,946	9,072		04/2007	(1), (2), (3)
Courtyard by Marriott	Newark, CA	34,960	2,863	10,723	—	1,469	2,863	12,192	15,055	4,835		04/2007	(1), (2), (3)
Courtyard by Marriott	Manchester, CT	6,150	1,301	7,430	—	1,247	1,301	8,677	9,978	3,822		04/2007	(1), (2), (3)
Courtyard by Marriott	Basking Ridge, NJ	41,600	5,419	45,304	—	4,032	5,419	49,336	54,755	19,816		04/2007	(1), (2), (3)
Marriott Residence Inn	Evansville, IN	7,830	961	5,972	—	1,088	960	7,060	8,020	3,394		09/2004	(1), (2), (3)
Marriott Residence Inn	Orlando, FL	25,595	6,554	40,539	—	17,733	6,554	58,272	64,826	28,386		06/2005	(1), (2), (3)
Marriott Residence Inn	Falls Church, VA	26,151	2,752	34,979	—	4,099	2,752	39,078	41,830	16,983		06/2005	(1), (2), (3)
Marriott Residence Inn	San Diego, CA	29,281	3,156	29,514	—	2,026	3,156	31,540	34,696	13,629		06/2005	(1), (2), (3)
Marriott Residence Inn	Salt Lake City, UT	15,741	1,897	16,357	—	2,188	1,897	18,545	20,442	8,006		06/2005	(1), (2), (3)
Marriott Residence Inn	Las Vegas, NV	38,160	18,177	39,568	(6,184)	(15,264)	11,993	24,304	36,297	6,874		04/2007	(1), (2), (3), (4)
Marriott Residence Inn	Phoenix, AZ	23,680	4,100	23,187	—	2,648	4,100	25,835	29,935	10,196		04/2007	(1), (2), (3)
Marriott Residence Inn	Plano, TX	14,160	2,045	16,869	—	1,178	2,045	18,047	20,092	7,023		04/2007	(1), (2), (3)
Marriott Residence Inn	Newark, CA	37,760	3,272	11,706	—	2,115	3,272	13,821	17,093	5,227		04/2007	(1), (2), (3)
Marriott Residence Inn	Manchester, CT	6,492	1,462	8,306	—	1,974	1,462	10,280	11,742	4,799		04/2007	(1), (2), (3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Marriott Residence Inn	Jacksonville, FL	9,473	1,997	16,084	—	9,660	1,997	25,744	27,741	12,545		05/2007	(1), (2), (3)
Tribute Portfolio	Santa Fe, NM	25,000	8,094	42,058	—	1,194	8,094	43,252	51,346	4,513		10/2018	(1), (2), (3)
TownePlace Suites by Marriott	Manhattan Beach, CA	23,680	4,805	17,543	—	2,650	4,805	20,193	24,998	8,434		04/2007	(1), (2), (3)
Ritz-Carlton	Atlanta, GA	98,298	2,477	80,139	—	31,432	2,477	111,571	114,048	34,812		03/2015	(1), (2), (3)
One Ocean	Atlantic Beach, FL	57,600	5,815	14,817	—	25,240	5,815	40,057	45,872	28,213		04/2004	(1), (2), (3)
Renaissance	Nashville, TN	207,000	20,671	158,260	—	30,743	20,671	189,003	209,674	47,167		03/2015	(1), (2), (3)
Renaissance	Palm Springs, CA	51,730	—	74,112	—	12,170	—	86,282	86,282	24,436		03/2015	(1), (2), (3)
Sheraton Hotel	Ann Arbor, MI	33,200	4,158	35,042	—	6,216	4,158	41,258	45,416	9,300		06/2015	(1), (2), (3)
Sheraton Hotel	Langhorne, PA	12,880	2,037	12,424	—	5,207	2,037	17,631	19,668	9,078		07/2004	(1), (2), (3)
Sheraton Hotel	Minneapolis, MN	20,933	2,953	14,280	—	3,679	2,953	17,959	20,912	9,021		03/2005	(1), (2), (3)
Sheraton Hotel	Indianapolis, IN	59,278	3,100	22,041	—	14,914	3,100	36,955	40,055	19,788		03/2005	(1), (2), (3)
Sheraton Hotel	Anchorage, AK	26,331	4,023	39,363	—	18,563	4,023	57,926	61,949	28,968		12/2006	(1), (2), (3)
Sheraton Hotel	San Diego, CA	36,160	7,294	36,382	—	5,131	7,294	41,513	48,807	17,864		12/2006	(1), (2), (3)
Hyatt Regency	Coral Gables, FL	63,200	4,805	50,820	—	23,255	4,805	74,075	78,880	33,610		04/2007	(1), (2), (3)
Hyatt Regency	Hauppauge, NY	36,241	6,284	35,669	—	(784)	6,284	34,885	41,169	9,946		03/2015	(1), (2), (3)
Hyatt Regency	Savannah, GA	69,504	14,041	72,721	—	10,135	14,041	82,856	96,897	21,388		03/2015	(1), (2), (3)
Crown Plaza	Key West, FL	64,982	—	27,514	—	6,163	—	33,677	33,677	16,466		03/2005	(1), (2), (3)
Annapolis Historic Inn	Annapolis, MD	18,658	3,028	7,833	—	4,309	3,028	12,142	15,170	6,529		03/2005	(1), (2), (3)
Lakeway Resort & Spa	Austin, TX	19,527	4,541	28,940	—	2,374	4,541	31,314	35,855	9,660		02/2015	(1), (2), (3)
Silversmith	Chicago, IL	27,851	4,782	22,398	—	(1,889)	4,782	20,509	25,291	5,037		03/2015	(1), (2), (3)
The Churchill	Washington, DC	41,280	25,898	32,304	—	9,059	25,897	41,363	67,260	12,410		03/2015	(1), (2), (3)
The Melrose	Washington, DC	75,759	29,277	62,507	—	(806)	29,277	61,701	90,978	11,986		03/2015	(1), (2), (3)
Le Pavillon	New Orleans, LA	37,000	10,933	51,549	(2,601)	11,767	8,332	63,316	71,648	16,811		06/2015	(1), (2), (3)
The Ashton	Ft. Worth, TX	8,881	800	7,187	—	924	800	8,111	8,911	1,943		07/2014	(1), (2), (3)
Westin	Princeton, NJ	33,000	6,475	52,195	—	7,408	6,475	59,603	66,078	15,696		03/2015	(1), (2), (3)
W	Atlanta, GA	48,800	2,353	54,383	—	3,996	2,353	58,379	60,732	12,976		07/2015	(1), (2), (3)
Atlanta Hotel Indigo	Atlanta, GA	16,100	3,230	23,713	—	4,325	3,230	28,038	31,268	6,749		10/2015	(1), (2), (3)
WorldQuest	Orlando, FL	—	1,432	9,870	(78)	1,009	1,355	10,879	12,234	3,354		03/2011	(1), (2), (3)
Total		$3,684,622	$637,181	$3,336,619	$(8,909)	$698,262	$628,272	$4,034,881	$4,663,153	$1,432,443

_________________________
(1) Estimated useful life for buildings is 39 years.
(2) Estimated useful life for building improvements is 7.5 years.
(3) Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4) Amounts include impairment charges.

	Year Ended December 31,
	2021	2020	2019
Investment in Real Estate:
Beginning balance	$4,798,605	$5,444,259	$5,287,463
Additions	40,789	35,712	409,603
Impairment/write-offs	(151,753)	(254,475)	(136,658)
Sales/disposals	(24,488)	(426,891)	(116,149)
Ending balance	$4,663,153	$4,798,605	$5,444,259
Accumulated Depreciation:
Beginning balance	1,371,623	1,335,816	1,182,244
Depreciation expense	219,112	252,873	269,664
Impairment/write-offs	(151,753)	(162,754)	(103,038)
Sales/disposals	(6,539)	(54,312)	(13,054)
Ending balance	$1,432,443	$1,371,623	$1,335,816
Investment in Real Estate, net	$3,230,710	$3,426,982	$4,108,443