Form 10-Q
period 2022-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2022-05-06
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	34,479,060
(Class)	Outstanding at May 4, 2022

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Investments in hotel properties, net	$3,199,962	$3,230,710
Cash and cash equivalents	548,592	592,110
Restricted cash	102,312	99,534
Accounts receivable, net of allowance of $470 and $455, respectively	51,692	37,720
Inventories	3,255	3,291
Notes receivable, net	4,805	8,723
Investments in unconsolidated entities	11,100	11,253
Deferred costs, net	4,467	5,001
Prepaid expenses	17,591	13,384
Derivative assets	3,636	501
Operating lease right-of-use assets	44,335	44,575
Other assets	16,604	16,150
Intangible assets	797	797
Due from Ashford Inc., net	—	25
Due from related parties, net	7,167	7,473
Due from third-party hotel managers	21,879	26,896
Total assets	$4,038,194	$4,098,143
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net	$3,883,012	$3,887,822
Accounts payable and accrued expenses	122,281	117,650
Accrued interest payable	12,514	15,432
Dividends and distributions payable	3,103	3,104
Due to Ashford Inc., net	946	—
Due to related parties, net	—	728
Due to third-party hotel managers	1,606	1,204
Intangible liabilities, net	2,157	2,177
Operating lease liabilities	44,985	45,106
Other liabilities	4,704	4,832
Total liabilities	4,075,308	4,078,055
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	23,249	22,742
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,174,427 shares issued and outstanding at March 31, 2022 and December 31, 2021	12	12
Series F Cumulative Preferred Stock, 1,251,044 shares issued and outstanding at March 31, 2022 and December 31, 2021	12	12
Series G Cumulative Preferred Stock, 1,531,996 shares issued and outstanding at March 31, 2022 and December 31, 2021	15	15
Series H Cumulative Preferred Stock, 1,308,415 shares issued and outstanding at March 31, 2022 and December 31, 2021	13	13
Series I Cumulative Preferred Stock, 1,252,923 shares issued and outstanding at March 31, 2022 and December 31, 2021	13	13
Common stock, $0.01 par value, 400,000,000 shares authorized, 34,479,057 and 34,490,381 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	345	345
Additional paid-in capital	2,381,191	2,379,906
Accumulated deficit	(2,441,964)	(2,382,970)
Total equity (deficit)	(60,363)	(2,654)
Total liabilities and equity/deficit	$4,038,194	$4,098,143
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
REVENUE
Rooms	$195,330	$97,114
Food and beverage	36,760	7,903
Other hotel revenue	14,436	10,428
Total hotel revenue	246,526	115,445
Other	612	385
Total revenue	247,138	115,830
EXPENSES
Hotel operating expenses:
Rooms	47,406	23,724
Food and beverage	27,770	6,527
Other expenses	92,048	55,769
Management fees	9,554	5,527
Total hotel expenses	176,778	91,547
Property taxes, insurance and other	16,459	17,471
Depreciation and amortization	52,120	57,627
Advisory services fee	13,386	12,161
Corporate, general and administrative	3,104	6,997
Total expenses	261,847	185,803
Gain (loss) on disposition of assets and hotel properties	103	(69)
OPERATING INCOME (LOSS)	(14,606)	(70,042)
Equity in earnings (loss) of unconsolidated entities	(153)	(137)
Interest income	51	13
Other income (expense)	101	229
Interest expense and amortization of discounts and loan costs	(43,559)	(33,264)
Write-off of premiums, loan costs and exit fees	(727)	(3,379)
Unrealized gain (loss) on derivatives	3,211	919
INCOME (LOSS) BEFORE INCOME TAXES	(55,682)	(105,661)
Income tax (expense) benefit	(120)	271
NET INCOME (LOSS)	(55,802)	(105,390)
(Income) loss attributable to noncontrolling interest in consolidated entities	—	81
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	372	2,271
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(55,430)	(103,038)
Preferred dividends	(3,103)	818
Gain (loss) on extinguishment of preferred stock	—	10,635
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(58,533)	$(91,585)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.71)	$(11.01)
Weighted average common shares outstanding – basic	34,269	8,305
Diluted:
Net income (loss) attributable to common stockholders	$(1.71)	$(11.01)
Weighted average common shares outstanding – diluted	34,269	8,305
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(55,802)	$(105,390)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	(55,802)	(105,390)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	—	81
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	372	2,271
Comprehensive income (loss) attributable to the Company	$(55,430)	$(103,038)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,490	$345	$2,379,906	$(2,382,970)	$(2,654)	$22,742
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(14)	—	(118)	—	(118)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,490	—	1,490	418
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	3	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(87)	—	(87)	—
Dividends declared – preferred stock - Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(620)	(620)	—
Dividends declared – preferred stock - Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(577)	(577)	—
Dividends declared – preferred stock - Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	(706)	—
Dividends declared – preferred stock - Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(613)	(613)	—
Dividends declared – preferred stock - Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	(587)	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(461)	(461)	461
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(55,430)	(55,430)	(372)
Balance at March 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,479	$345	$2,381,191	$(2,441,964)	$(60,363)	$23,249

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,791	$18	2,891	$29	4,423	$44	2,669	$27	3,391	$34	6,436	$64	$1,809,455	$(2,093,292)	$166	$(283,455)	$22,951
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(1)	—	(46)	—	—	(46)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,279	—	—	1,279	665
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	13	1	(1)	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	1,623	16	46,105	—	—	46,121	—
PSU dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	178	—	178	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	454
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,884)	—	(2,884)	2,884
Extinguishment of preferred stock	(112)	(1)	(853)	(9)	(1,251)	(12)	(667)	(7)	(1,391)	(14)	2,943	29	(10,621)	10,635	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(103,038)	(81)	(103,119)	(2,271)
Balance at March 31, 2021	1,679	$17	2,038	$20	3,172	$32	2,002	$20	2,000	$20	11,014	$110	$1,846,171	$(2,188,401)	$85	$(341,926)	$24,683

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(55,802)	$(105,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,120	57,627
Amortization of intangibles	33	33
Recognition of deferred income	(127)	(125)
Bad debt expense	669	279
Deferred income tax expense (benefit)	(67)	(5)
Equity in (earnings) loss of unconsolidated entities	153	137
(Gain) loss on disposition of assets and hotel properties	(103)	69
Realized and unrealized (gain) loss on derivatives	(3,211)	(919)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	2,048	(6,068)
Equity-based compensation	1,908	1,944
Non-cash interest income	(82)	(223)
Paid-in kind interest expense	—	6,663
Changes in operating assets and liabilities, exclusive of the effect of dispositions of hotel properties:
Accounts receivable and inventories	(15,567)	(11,593)
Prepaid expenses and other assets	(5,304)	1,880
Operating lease right-of-use assets	187	126
Operating lease liabilities	(121)	(125)
Accounts payable and accrued expenses and accrued interest payable	3,126	(20,354)
Due to/from related parties	(422)	(2,376)
Due to/from third-party hotel managers	5,419	(2,212)
Due to/from Ashford Inc., net	690	(11,293)
Other liabilities	(1)	(1)
Net cash provided by (used in) operating activities	(14,454)	(91,926)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(22,668)	(9,072)
Net proceeds from disposition of assets and hotel properties	357	7,291
Proceeds from property insurance	962	670
Proceeds from note receivable	4,000	—
Net cash provided by (used in) investing activities	(17,349)	(1,111)
Cash Flows from Financing Activities
Borrowings on indebtedness, net of commitment fee	—	195,500
Repayments of indebtedness	(4,664)	(4,330)
Payments for loan costs and exit fees	(146)	(17,530)
Payments for dividends and distributions	(3,104)	—
Payments for derivatives	(856)	(292)
Proceeds from common stock offerings	—	45,467
Common stock offering costs	(167)	—
Net cash provided by (used in) financing activities	(8,937)	218,815
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,740)	125,778
Cash, cash equivalents and restricted cash at beginning of period	691,644	167,313
Cash, cash equivalents and restricted cash and at end of period	$650,904	$293,091

Supplemental Cash Flow Information
Interest paid	$44,830	$58,872

	Three Months Ended March 31,
	2022	2021
Income taxes paid (refunded)	41	(38)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$10,273	$6,344
Accrued stock offering costs	28	155
Common stock purchases accrued but not paid	118	46
Non-cash loan principal associated with default interest and late charges	—	32,627
Non-cash extinguishment of preferred stock	—	103,188
Issuance of common stock from preferred stock exchanges	—	92,553
Debt discount associated with embedded debt derivative	—	43,681
Unsettled common stock offering proceeds	—	809
Dividends and distributions declared but not paid	3,103	236
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$592,110	$92,905
Restricted cash at beginning of period	99,534	74,408
Cash, cash equivalents and restricted cash at beginning of period	$691,644	$167,313

Cash and cash equivalents at end of period	$548,592	$225,357
Restricted cash at end of period	102,312	67,734
Cash, cash equivalents and restricted cash at end of period	$650,904	$293,091
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of March 31, 2022, we owned interests in the following assets:
•100 consolidated hotel properties, which represent 22,313 total rooms;
•82 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);
•16.7% ownership in OpenKey, Inc. (“OpenKey”) with a carrying value of approximately $2.6 million; and
•32.5% ownership in 815 Commerce Managing Member, LLC (“815 Commerce MM”) with a carrying value of approximately $8.5 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2022, our 100 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hotels”), a subsidiary of Ashford Inc., manages 68 of our 100 hotel properties and WorldQuest. Third-party management companies manage the remaining hotel properties.
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
2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned joint ventures in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Recently Adopted Accounting Standards—In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We adopted the standard effective January 1, 2022, and the adoption of this standard did not have a material impact on our consolidated financial statements.
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
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended March 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$13,646	$3,121	$1,166	$—	$17,933
Boston, MA Area	2	5,964	1,138	996	—	8,098
Dallas / Ft. Worth, TX Area	7	12,519	2,623	919	—	16,061
Houston, TX Area	3	5,567	1,558	190	—	7,315
Los Angeles, CA Metro Area	6	17,706	2,660	1,018	—	21,384
Miami, FL Metro Area	2	7,474	2,046	251	—	9,771
Minneapolis - St. Paul, MN	2	1,813	510	84	—	2,407
Nashville, TN Area	1	10,896	5,323	966	—	17,185
New York / New Jersey Metro Area	6	8,069	2,446	520	—	11,035
Orlando, FL Area	2	5,817	313	355	—	6,485
Philadelphia, PA Area	3	3,834	342	211	—	4,387
San Diego, CA Area	2	3,661	163	300	—	4,124
San Francisco - Oakland, CA Metro Area	7	10,357	973	615	—	11,945
Tampa, FL Area	2	7,623	1,375	295	—	9,293
Washington D.C. - MD - VA Area	9	16,719	2,850	1,312	—	20,881
Other Areas	37	62,513	9,271	4,901	—	76,685
Orlando WorldQuest	—	1,152	48	337	—	1,537
Corporate	—	—	—	—	612	612
Total	100	$195,330	$36,760	$14,436	$612	$247,138

	Three Months Ended March 31, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$7,800	$1,213	$868	$—	$9,881
Boston, MA Area	2	1,639	56	664	—	2,359
Dallas / Ft. Worth, TX Area	7	6,156	603	561	—	7,320
Houston, TX Area	3	3,195	137	110	—	3,442
Los Angeles, CA Metro Area	6	8,571	681	797	—	10,049
Miami, FL Metro Area	2	3,465	321	140	—	3,926
Minneapolis - St. Paul, MN	2	778	145	49	—	972
Nashville, TN Area	1	2,065	695	723	—	3,483
New York / New Jersey Metro Area	6	2,557	323	408	—	3,288
Orlando, FL Area	2	2,665	119	331	—	3,115
Philadelphia, PA Area	3	2,126	65	110	—	2,301
San Diego, CA Area	2	1,794	51	207	—	2,052
San Francisco - Oakland, CA Metro Area	7	6,550	181	790	—	7,521
Tampa, FL Area	2	4,832	336	169	—	5,337
Washington D.C. - MD - VA Area	9	8,776	143	894	—	9,813
Other Areas	37	32,737	2,811	3,401	—	38,949
Orlando WorldQuest	—	629	22	171	—	822
Disposed properties	3	779	1	35	—	815
Corporate	—	—	—	—	385	385
Total	103	$97,114	$7,903	$10,428	$385	$115,830

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$626,917	$626,917
Buildings and improvements	3,705,842	3,711,006
Furniture, fixtures and equipment	281,629	298,121
Construction in progress	15,772	16,370
Condominium properties	10,314	10,739
Total cost	4,640,474	4,663,153
Accumulated depreciation	(1,440,512)	(1,432,443)
Investments in hotel properties, net	$3,199,962	$3,230,710
5. Hotel Disposition and Impairment Charges
Hotel Dispositions
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for a list of fiscal year 2021 hotel property dispositions. There were no hotel dispositions for the three months ended March 31, 2022. The following table includes condensed financial information from hotel property dispositions that occurred in 2021 for the three months ended March 31, 2021 (in thousands):

Three Months Ended March 31,
2021
Total hotel revenue	$815
Total hotel operating expenses	(971)
Gain (loss) on disposition of assets and hotel properties	(124)
Property taxes, insurance and other	(119)
Depreciation and amortization	(165)
Operating income (loss)	(564)
Interest expense and amortization of discounts and loan costs	(462)
Income (loss) before income taxes	(1,026)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	25
Net income (loss) before income taxes attributable to the Company	$(1,001)
Impairment Charges
For the three months ended March 31, 2022 and 2021, no impairment charges were recorded.
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of March 31, 2022, the Company has made investments in OpenKey totaling approximately $5.5 million.
As of March 31, 2022, the Company held an investment in 815 Commerce MM of approximately $8.5 million, which is developing the Le Meridien Fort Worth. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	March 31, 2022	December 31, 2021
Carrying value of the investment in OpenKey (in thousands)	$2,618	$2,771
Ownership interest in OpenKey	16.7%	16.7%
Carrying value of the investment in 815 Commerce MM (in thousands)	$8,482	$8,482
Ownership interest in 815 Commerce MM	32.5%	32.5%
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2022	2021
OpenKey	$(153)	$(137)
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No impairment charges were recorded during the three months ended March 31, 2022 and 2021.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					March 31, 2022	December 31, 2021
Indebtedness	Collateral	Maturity	Interest Rate (1)	Default Rate (2)	Debt Balance	Debt Balance
Mortgage loan (4)	7 hotels	June 2022	LIBOR (3) + 3.65%	n/a	$180,720	$180,720
Mortgage loan (4)	7 hotels	June 2022	LIBOR(3) + 3.39%	n/a	174,400	174,400
Mortgage loan (4)	5 hotels	June 2022	LIBOR(3) + 3.73%	n/a	221,040	221,040
Mortgage loan (4)	5 hotels	June 2022	LIBOR(3) + 4.02%	n/a	262,640	262,640
Mortgage loan (4)	5 hotels	June 2022	LIBOR(3) + 2.73%	n/a	160,000	160,000
Mortgage loan (4)	5 hotels	June 2022	LIBOR(3) + 3.68%	n/a	215,120	215,120
Mortgage loan (5)	1 hotel	July 2022	LIBOR(3) + 3.95%	n/a	33,200	33,200
Mortgage loan (6)	17 hotels	November 2022	LIBOR(3) + 3.00%	n/a	415,000	419,000
Mortgage loan (7)	1 hotel	November 2022	LIBOR(3) + 2.70%	n/a	25,000	25,000
Mortgage loan (8)	1 hotel	December 2022	LIBOR(3) + 2.25%	n/a	16,100	16,100
Mortgage loan (9)	1 hotel	January 2023	LIBOR(3) + 3.40%	n/a	37,000	37,000
Mortgage loan (10)	8 hotels	February 2023	LIBOR(3) + 3.07%	n/a	395,000	395,000
Mortgage loan (11)	2 hotels	March 2023	LIBOR(3) + 2.75%	n/a	240,000	240,000
Mortgage loan (12)	19 hotels	April 2023	LIBOR(3) + 3.20%	n/a	910,475	910,694
Mortgage loan	1 hotel	June 2023	LIBOR(3) + 2.45%	n/a	73,450	73,450
Mortgage loan	1 hotel	January 2024	5.49%	n/a	6,454	6,492
Mortgage loan	1 hotel	January 2024	5.49%	n/a	9,420	9,474
Term loan (13)	Equity	January 2024	16.00%	n/a	200,000	200,000
Mortgage loan	1 hotel	May 2024	4.99%	n/a	6,115	6,150
Mortgage loan	1 hotel	June 2024	LIBOR(3) + 2.00%	n/a	8,881	8,881
Mortgage loan	2 hotels	August 2024	4.85%	n/a	11,367	11,427
Mortgage loan	3 hotels	August 2024	4.90%	n/a	22,735	22,853
Mortgage loan (14)	1 hotel	November 2024	LIBOR(3) + 4.65%	n/a	84,000	84,000
Mortgage loan (15)	3 hotels	February 2025	4.45%	4.00%	50,098	50,098
Mortgage loan	1 hotel	March 2025	4.66%	n/a	23,743	23,883
Mortgage loan (16)	1 hotel	August 2025	LIBOR(3) + 3.80%	n/a	98,000	98,000
					3,879,958	3,884,622
Premiums (discounts), net					(30,079)	(32,777)
Capitalized default interest and late charges					19,735	23,511
Deferred loan costs, net					(13,576)	(15,440)
Embedded debt derivative					26,974	27,906
Indebtedness, net					$3,883,012	$3,887,822
_____________________________
(1)    Interest rates do not include default or late payment rates in effect on one mortgage loan.
(2)    Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of March 31, 2022. The default rate is accrued in addition to the stated interest rate.
(3)    LIBOR rates were 0.452% and 0.101% at March 31, 2022 and December 31, 2021, respectively.
(4)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in June 2021.
(5)    This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.25%.
(6)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in November 2021. On March 2, 2022, we repaid $4.0 million of principal on this mortgage loan.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(11)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in March 2022.
(12)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in April 2022.
(13)    This term loan has two one-year extension options, subject to satisfaction of certain conditions.
(14)    This mortgage loan has two one-year extension options, subject to the satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.10%.
(15)     As of March 31, 2022, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheets and statements of operations.
(16)     This mortgage loan has one one-year extension option, subject to the satisfaction of certain conditions.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2022	2021
Interest expense, net of discount amortization	$(2,698)	$(2,465)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method, which is included in “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
During the years ended December 31, 2021 and 2020 the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into the loan balance was $32.6 million during the three months ended March 31, 2021. No gain or loss was initially recognized as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. The amount of the capitalized principal that was amortized during the three months ended March 31, 2022 and 2021, was $3.8 million and $16.8 million, respectively. These amounts are included in “interest expense and amortization of discounts and loan costs” in the consolidated statement of operations.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of March 31, 2022, we were in compliance with all covenants related to mortgage loans for which we entered into forbearance and other agreements. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”) (the “Oaktree Credit Agreement”). The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Notes Receivable, net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	March 31, 2022	December 31, 2021
Construction Financing Note (1) (4)
Face amount	7.0%	$—	$4,000
Certificate of Occupancy Note (2) (4)
Face amount	7.0%	$5,250	$5,250
Discount (3)		(445)	(527)
		4,805	4,723
Notes receivable, net		$4,805	$8,723
____________________________________
(1)    The outstanding principal balance and all accrued and unpaid interest was due and payable on or before the earlier of (i) the buyer closing on third-party institutional financing for the construction of improvements on the property, (ii) three years after the development commencement date, or (iii) July 9, 2024. On March 4, 2022, the Construction Financing Note was paid in full in the amount of $4.0 million.
(2)    The outstanding principal balance and all accrued and unpaid interest is due and payable on or before July 9, 2025.
(3)    The discount represents the imputed interest during the interest-free period. Interest begins accruing on July 9, 2023.
(4)     The notes receivable are secured by the 1.65-acre land parcel adjacent to the Hilton St. Petersburg Bayfront.
No cash interest income was recorded for the three months ended March 31, 2022 and 2021.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2022	2021
Other income (expense)	$82	$145
As of March 31, 2022 and December 31, 2021, the expected credit loss associated with the notes receivables was immaterial.
For the three months ended March 31, 2021, we received reimbursement of $120,000 for parking fees and recognized income of $4,000, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel was in development. On August 31, 2021, the parking parcel was completed and we obtained access to utilize the parking parcel.
For the three March 31, 2022 and 2021, respectively, we recognized imputed interest income as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2022	2021
Other income (expense)	$—	$78
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Three Months Ended March 31,
	2022		2021
Interest rate caps:
Notional amount (in thousands)	$1,586,281	(1)	$1,976,000
Strike rate low end of range	3.00%		3.15%
Strike rate high end of range	4.00%		4.00%
Effective date range	January 2022 - March 2022		January 2021 - March 2021
Termination date range	January 2023 - April 2024		November 2021 - April 2022
Total cost (in thousands)	$857		$291
_______________
(1)These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	March 31, 2022		December 31, 2021
Interest rate caps:
Notional amount (in thousands)	$4,366,582	(1)	$3,597,301	(1)
Strike rate low end of range	2.00%		2.00%
Strike rate high end of range	4.00%		4.00%
Termination date range	April 2022 - November 2024		February 2022 - November 2024
Aggregate principal balance on corresponding mortgage loans (in thousands)	$3,434,495		$3,438,714
_______________
(1)These instruments were not designated as cash flow hedges.
Compound Embedded Debt Derivative—Based on certain provisions in the Oaktree Credit Agreement, the Company is required to pay an exit fee. Under the applicable accounting guidance, the exit fee is considered an embedded derivative liability that meets the criteria for bifurcation from the debt host. There were other features that were bifurcated, but did not have a material value. The embedded debt derivative was initially measured at fair value and the fair value of the embedded debt derivative is estimated at each reporting period. See note 10.
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
The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (Level 2 inputs). We also

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
incorporate credit valuation adjustments (Level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the March 31, 2022 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the recovery rate assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of March 31, 2022.
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at January 1, 2021	$—
Additions	43,680
Re-measurement of fair value	(1,279)
Balance at March 31, 2021	$42,401
Re-measurement of fair value	2,676
Balance at June 30, 2021	$45,077
Re-measurement of fair value	(6,125)
Balance at September 30, 2021	$38,952
Re-measurement of fair value	(11,046)
Balance at December 31, 2021	$27,906
Re-measurement of fair value	(932)
Balance at March 31, 2022	$26,974
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2022, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.452% to 2.790% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2022:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$3,636	$—	$3,636	(1)
Total	$—	$3,636	$—	$3,636
Liabilities
Embedded debt derivative	$—	$—	$(26,974)	$(26,974)	(2)
Net	$—	$3,636	$(26,974)	$(23,338)

December 31, 2021:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$501	$—	$501	(1)
Total	$—	$501	$—	$501
Liabilities
Embedded debt derivative	$—	$—	$(27,906)	$(27,906)
Net	$—	$501	$(27,906)	$(27,405)	(2)
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

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2022		2021
Assets
Derivative assets:
Interest rate derivatives - floors	$—		$(71)
Interest rate derivatives - caps	2,279		(289)
Total	2,279		(360)
Liabilities
Derivative liabilities:
Embedded debt derivative	932		1,279
Net	$3,211		$919

Total combined
Interest rate derivatives - floors	$—		$(71)
Interest rate derivatives - caps	2,279		(289)
Embedded debt derivative	932		1,279
Unrealized gain (loss) on derivatives	3,211	(1)	919	(1)
Net	$3,211		$919
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

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$3,636	$3,636	$501	$501
Financial liabilities measured at fair value:
Embedded debt derivative	$26,974	$26,974	$27,906	$27,906

Financial assets not measured at fair value:
Cash and cash equivalents	$548,592	$548,592	$592,110	$592,110
Restricted cash	102,312	102,312	99,534	99,534
Accounts receivable, net	51,692	51,692	37,720	37,720
Notes receivable, net	4,805	4,565 to 5,045	8,723	8,287 to 9,159
Due from Ashford Inc., net	—	—	25	25
Due from related parties, net	7,167	7,167	7,473	7,473
Due from third-party hotel managers	21,879	21,879	26,896	26,896

Financial liabilities not measured at fair value:
Indebtedness	$3,849,879	$3,400,671 to $3,758,639	$3,851,845	$3,407,210 to $3,765,858
Accounts payable and accrued expenses	122,281	122,281	117,650	117,650
Accrued interest payable	12,514	12,514	15,432	15,432
Dividends and distributions payable	3,103	3,103	3,104	3,104
Due to Ashford Inc., net	946	946	—	—
Due to related parties, net	—	—	728	728
Due to third-party hotel managers	1,606	1,606	1,204	1,204
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $4.8 million at March 31, 2022 and approximately 95.0% to 99.5% of the carrying value of $8.7 million as of December 31, 2021.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 88.3% to 97.6% of the carrying value of $3.8 billion at March 31, 2022 and approximately 88.5% to 97.8% of the carrying value of $3.9 billion at December 31, 2021. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2022	2021
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(55,430)	$(103,038)
Less: Dividends on preferred stock	(3,103)	—
Add: Dividend reversal on preferred stock, net (1)	—	818	(1)
Add: Gain (loss) on extinguishment of preferred stock	—	10,635
Add: Claw back of dividends on cancelled performance stock units	—	178
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(58,533)	$(91,407)
Weighted average common shares outstanding:
Weighted average shares outstanding - basic and diluted	34,269	8,305

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.71)	$(11.01)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.71)	$(11.01)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2022	2021
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(372)	$(2,271)	(1)
Total	$(372)	$(2,271)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	—	1
Effect of assumed conversion of operating partnership units	236	202
Effect of assumed issuance of shares for term loan exit fee	1,745	1,453
Total	1,981	1,656
_______________
(1)Inclusive of preferred stock dividend of $20 for the three months ended March 31, 2021 allocated to redeemable noncontrolling interests in operating partnership.
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
In March 2022, the Company granted approximately 1.2 million Performance LTIP units, representing 250% of the target, with a grant date fair value $10.02 per share and a vesting period of three years. As of March 31, 2022, the Company does not have sufficient shares of common stock available under its incentive stock plan to settle any future redemptions of the Performance LTIP units, upon reaching the conditions required for redemption. As a result, the 2022 awards are classified as liability awards on the consolidated balance sheet and are included in “due to Ashford Inc., net.” The 2022 awards are subject to remeasurement each reporting period.
With respect to the 2020 award agreements, the number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literatures. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition.
With respect to the 2021 and 2022 award agreements, the criteria for the Performance LTIP units are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the grant date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of performance grants earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of Performance LTIP Units to be earned based on the applicable performance conditions is determined upon the final vesting date. The initial calculation of the Performance LTIP units earned can range from 0% to 200% of target, which is further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation of the number of performance awards earned based on the applicable performance targets resulting in a final award calculation ranging from 0% to 250% of the target amount.
As of March 31, 2022, there were approximately 1.3 million Performance LTIP units outstanding, representing 200% of the target number granted for the 2020 grants and 250% for the 2021 and 2022 grants.
As of March 31, 2022, we have issued a total of approximately 1.5 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 1.2 million units (1.2 million of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	March 31, 2022	December 31, 2021
Redeemable noncontrolling interests (in thousands)	$23,249	$22,742
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	187,213	186,756
Ownership percentage of operating partnership	0.63%	0.63%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended March 31,
	2022	2021
Allocated net (income) loss to the redeemable noncontrolling interests	$372	$2,271
Performance LTIP dividend claw back upon cancellation	—	(454)
14. Equity and Equity-Based Compensation
Common Stock Dividends—The board of directors did not declare a quarterly common stock dividend in 2022 or 2021.
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
With respect to the 2020 award agreements, the number of PSUs actually earned may range from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition.
With respect to the 2021 and 2022 award agreements, the criteria for the PSUs are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the grant date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of PSUs earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of PSUs to be earned based on the applicable performance conditions is determined upon the final vesting date. The initial calculation of PSUs earned can range from 0% to 200% of target, which is further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation for the number of PSUs earned based on the applicable performance targets resulting in a final award calculation ranging from 0% to 250% of the target amount.
In March 2022, 34,000 PSUs with a fair value of $344,000 and a vesting period of three years were granted. The 2022 awards may be settled in cash or shares of common stock of the Company solely at the option of the Company. As of March 31, 2022, the Company does not have sufficient shares available under it incentive stock plan to settle the awards in shares of common stock. As a result, the 2022 awards are classified as liability awards on the consolidated balance sheet and are included in “due to Ashford Inc., net.” The 2022 awards are subject to remeasurement each reporting period.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Common Stock Resale Agreement—On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”) pursuant to which the Company may issue or sell to M3A up to 6.0 million shares of the Company’s common stock from time to time during the term of the M3A Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to M3A under the M3A Purchase Agreement. The Company originally filed a registration statement on Form S-11 on September 10, 2021, which was declared effective by the SEC on September 29, 2021. In connection with the Company’s recent eligibility to use a Form S-3, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement. As of March 31, 2022, the Company had issued 900,000 shares. The Company did not issue any shares during the three months ended three months ended March 31, 2022 and 2021.
Preferred Dividends—The board of directors declared quarterly dividends per share as presented below:

	Three Months Ended March 31,
	2022	2021
8.45% Series D Cumulative Preferred Stock	$0.5281	$—
7.375% Series F Cumulative Preferred Stock	0.4609	—
7.375% Series G Cumulative Preferred Stock	0.4609	—
7.50% Series H Cumulative Preferred Stock	0.4688	—
7.50% Series I Cumulative Preferred Stock	0.4688	—
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
The table below summarizes the activity (in thousands):

	Three Months Ended March 31, 2021
	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)
8.45% Series D Cumulative Preferred Stock	112	787	79
7.375% Series F Cumulative Preferred Stock	853	5,704	570
7.375% Series G Cumulative Preferred Stock	1,251	8,980	898
7.50% Series H Cumulative Preferred Stock	667	4,817	482
7.50% Series I Cumulative Preferred Stock	1,391	9,148	915
	4,274	29,436	2,944
____________________________________
(1)    Reflects the number of shares issued after the adjustment for the reverse stock split.
Stock Repurchases—On December 5, 2017, the board of directors reapproved a stock repurchase program (the “2017 Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares of our common stock or preferred stock were repurchased under the 2017 Repurchase Program during the three months ended March 31, 2022 and 2021, respectively. On April 6, 2022 the board of directors approved a new stock repurchase program.
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
On March 15, 2022, we entered into a Limited Waiver Under Advisory Agreement (the “Limited Waiver”) with Ashford Trust OP, Ashford TRS Corporation (“TRS”), Ashford Inc. and Ashford Hospitality Advisors LLC (together with Ashford Inc., the “Advisor”). As previously disclosed, the Company, Ashford Trust OP, TRS and the Advisor are parties to a Second Amended and Restated Advisory Agreement, dated as of January 14, 2021 (the “Advisory Agreement”), which (i) allocates responsibility for certain employee costs between us and our advisor and (ii) permits our board of directors to issue annual equity awards in the Company or Ashford Trust OP to employees and other representatives of our advisor based on achievement by the Company of certain financial or other objectives or otherwise as our board of directors sees fit. Pursuant to the Limited Waiver the Company, Ashford Trust OP, TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2022 cash incentive compensation to employees and other representatives of our advisor; provided that such awarded cash incentive compensation does not exceed $8.5 million, in the aggregate, during the waiver period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2022	2021
Advisory services fee
Base advisory fee	$8,735	$8,735
Reimbursable expenses (1)	2,571	1,591
Equity-based compensation (2)	1,929	1,835
Incentive fee	151	—
Total advisory services fee	$13,386	$12,161
________

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Due from related parties, net as of March 31, 2022 and December 31, 2021 includes a $1.2 million security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
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
Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of March 31, 2022, the Company has paid $5.1 million related to periodic installments of which approximately $5.0 million has been expensed in accordance with the agreement. Additionally, the independent members of the board of directors of Ashford Inc. accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. Approximately $149,000 may be offset against fees under the agreement that are eligible for claw back under the agreement. As of March 31, 2022 approximately $149,000 of the payments are included in “other assets.” The $149,000 was offset against the April 2022 base advisory fee payment. Further, the Company has incurred approximately $8.7 million in success fees under the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. For the three months ended March 31, 2022, the Company recognized expense of $643,000, which is included in “write-off of premiums, loan costs and exit fees.” For the three months ended March 31, 2021, the Company recognized expense of $3.7 million, respectively, which is included in “write-off of premiums, loan costs and exit fees.” The Lismore Agreement expired on April 6, 2022.
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
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed to Ashford Securities. The Initial True-Up Date was not met prior to the Amended and restated Contribution was entered into. Beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an amended and restated true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised on their behalf, respectively, through Ashford Securities. On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
As of March 31, 2022, Ashford Trust has funded approximately $4.0 million. As of March 31, 2022 and December 31, 2021, $642,000 and $632,000, respectively, of the pre-funded amounts were included in “other assets” on our consolidated balance sheets.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2022	2021
Corporate, general and administrative	$527	$19
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
Hotel Management Services
At March 31, 2022, Remington Hotels managed 68 of our 100 hotel properties and the WorldQuest condominium properties.
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
Braemar
As of December 31, 2021, the Company had a $728,000 payable to Braemar, included in “due to related parties, net” on our consolidated balance sheet. The payable related to a legal settlement between Ashford Trust and the City of San Francisco

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off. In January 2022, the City of San Francisco remitted payment, which was then remitted to Braemar by the Company.
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2022, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at March 31, 2022, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2023 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2022	2021
Other hotel expenses	$11,612	$5,738
Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2022, we pay monthly hotel management fees equal to the greater of approximately $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2023 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of March 31, 2022, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of 20 years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. This litigation was resolved in 2017 with the determination and reimbursement of attorney’s fees being the only remaining dispute. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorneys’ fees are still ongoing, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. As of March 31, 2022, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgement in favor of the plaintiffs. Based on the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, a settlement was reached in principle and signed by the parties, but remains subject to Court approval. The settlement requires the Company to establish a settlement fund. As a result, the Company has recorded an accrual of approximately $4.2 million as of March 31, 2022.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2022, no amounts have been accrued.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of March 31, 2022 and December 31, 2021, all of our hotel properties were domestically located.
18. Subsequent Event
On April 15, 2022, Ashford Inc. and Ashford Hospitality Services, LLC, a subsidiary of Ashford Inc. (“Ashford Services”), agreed with Jeremy Welter, the Chief Operating Officer of Ashford Inc., that, effective July 15, 2022 (the “Resignation Date”), Mr. Welter would terminate employment with and service to Ashford Inc., Ashford Services and their affiliates. Mr. Welter is also the Chief Operating Officer of the Company and Braemar and accordingly his service as Chief Operating Officer of each of the Company and Braemar will also end effective as of the Resignation Date.

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
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•factors discussed in our Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as supplemented by our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;
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
•actual and potential conflicts of interest with Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels and Premier Project Management LLC (“Premier”)), Braemar and its subsidiaries, our executive officers and our non-independent directors;
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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2021 Form 10-K filed on February 28, 2022 and this Quarterly Report, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak and the numerous government travel restrictions imposed in response thereto. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Quarterly Report to conform these statements to actual results and performance, except as may be required by applicable law.
EXECUTIVE OVERVIEW
General
As of March 31, 2022, we owned 100 consolidated hotel properties which represents 22,313 total rooms. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2022, Remington Hotels, a subsidiary of Ashford Inc., managed 68 of our 100 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of March 31, 2022, owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of March 31, 2022, would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.8%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Recent Developments
On January 27, 2022 Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement with Ashford Securities, which provides for an additional $18 million in Ashford Securities expenses to be reimbursed (with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.)
On March 1, 2022, the Company filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement provides for the registration of unspecified amounts of equity and debt securities with a maximum aggregate offering price of up to $300 million. The SEC declared the Form S-3 effective on April 1, 2021.
On September 10, 2021, the Company filed a registration statement on Form S-11, which was declared effective by the SEC on September 29, 2021, to register for resale under the Securities Act, 6,040,888 shares of Common Stock that may be issued to M3A under the M3A Purchase Agreement. In connection with the Company’s recent eligibility to use a Form S-3, the Company filed a Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement.
On March 3, 2022, the Company filed a resale registration statement on Form S-3, which was declared effective by the SEC on April 1, 2022, to register for resale 1,745,260 shares of common stock issuable upon the exercise of certain warrants issuable pursuant to the terms of the Oaktree Credit Agreement. In connection with the Company’s recent eligibility to use a Form S-3, the Company filed the Form S-3 to replace a previously filed Form S-11, which registered for resale the common stock underlying the warrants that was declared effective by the SEC on November 2, 2021.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Redeemable Preferred Stock (“Series J Preferred Stock”) and Series K Redeemable Preferred Stock (“Series K Preferred Stock”). The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. Ashford Securities serves as the dealer manager for the offering. As of May 4, 2022, no shares of Series J Preferred Stock or Series K Preferred Stock have been issued.
On March 15, 2022, we entered into a Limited Waiver Under Advisory Agreement (the “Limited Waiver”) with Ashford Trust OP, Ashford TRS Corporation (“TRS”), Ashford Inc. and Ashford Hospitality Advisors LLC (together with Ashford Inc., the “Advisor”). As previously disclosed, the Company, Ashford Trust OP, TRS and the Advisor are parties to a Second Amended and Restated Advisory Agreement, dated as of January 14, 2021 (the “Advisory Agreement”), which (i) allocates responsibility for certain employee costs between us and our advisor and (ii) permits our board of directors to issue annual equity awards in the Company or Ashford Trust OP to employees and other representatives of our advisor based on achievement by the Company of certain financial or other objectives or otherwise as our board of directors sees fit. Pursuant to the Limited Waiver the Company, Ashford Trust OP, TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2022 cash incentive compensation to employees and other representatives of our advisor; provided that such awarded cash incentive compensation does not exceed $8.5 million, in the aggregate, during the waiver period.
On April 6, 2022 the board of directors approved a repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors’ authorized in December 2017.
On April 11, 2022, the Company established the At-The-Market Program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million.
In connection with the At-The-Market Program, on April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement, relating to the offer and sale of shares of the Company’s common stock, with an aggregate offering price of up to $100 million. The shares of common stock were issued pursuant a shelf registration statement on Form S-3 (Registration No. 333-263150), declared effective by the SEC on April 1, 2022, and a prospectus supplement dated April 11, 2022, filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of March 31, 2022, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
On April 15, 2022, Ashford Inc. and Ashford Services, agreed with Jeremy Welter, the Chief Operating Officer of Ashford Inc., that, effective on the Resignation Date, Mr. Welter would terminate employment with and service to Ashford Inc., Ashford Services and their affiliates. Mr. Welter is also the Chief Operating Officer of the Company and Braemar and accordingly his service as Chief Operating Officer of each of the Company and Braemar will also end effective as of the Resignation Date.
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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Favorable/ (Unfavorable) Change
	2022	2021
Total revenue	$247,138	$115,830	$131,308
Total hotel operating expenses	(176,778)	(91,547)	(85,231)
Property taxes, insurance and other	(16,459)	(17,471)	1,012
Depreciation and amortization	(52,120)	(57,627)	5,507
Advisory services fee	(13,386)	(12,161)	(1,225)
Corporate, general and administrative	(3,104)	(6,997)	3,893
Gain (loss) on disposition of assets and hotel properties	103	(69)	172
Operating income (loss)	(14,606)	(70,042)	55,436
Equity in earnings (loss) of unconsolidated entities	(153)	(137)	(16)
Interest income	51	13	38
Other income (expense)	101	229	(128)
Interest expense and amortization of discounts and loan costs	(43,559)	(33,264)	(10,295)
Write-off of premiums, loan costs and exit fees	(727)	(3,379)	2,652
Unrealized gain (loss) on derivatives	3,211	919	2,292
Income tax (expense) benefit	(120)	271	(391)
Net income (loss)	(55,802)	(105,390)	49,588
(Income) loss attributable to noncontrolling interest in consolidated entities	—	81	(81)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	372	2,271	(1,899)
Net income (loss) attributable to the Company	$(55,430)	$(103,038)	$47,608

All hotel properties owned during the three months ended March 31, 2022 and 2021 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for three months ended March 31, 2022 and 2021. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Type	Date
Le Meridien Minneapolis (1)	Minneapolis, MN	Disposition	January 20, 2021
SpringHill Suites Durham (1)	Durham, NC	Disposition	April 29, 2021
SpringHill Suites Charlotte (1)	Charlotte, NC	Disposition	April 29, 2021
____________________________________
(1) Collectively referred to as “Hotel Dispositions”
The following table illustrates the key performance indicators of the hotel properties and WorldQuest included in our results of operations:

	Three Months Ended March 31,
	2022	2021
RevPAR (revenue per available room)	$96.46	$47.40
Occupancy	58.33%	42.22%
ADR (average daily rate)	$165.36	$112.25
The following table illustrates the key performance indicators of the 100 hotel properties and WorldQuest that were included in our results of operations for the full three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
RevPAR	$96.46	$47.58
Occupancy	58.33%	42.13%
ADR	$165.36	$112.93
Comparison of the Three Months Ended March 31, 2022 and 2021
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $47.6 million from $103.0 million for the three months ended March 31, 2021 (the “2021 quarter”) to $55.4 million for the three months ended March 31, 2022 (the “2022 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $98.2 million, or 101.1%, to $195.3 million in the 2022 quarter compared to the 2021 quarter. This increase is attributable to higher rooms revenue of $99.0 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic, partially offset by a decrease of $779,000 from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 46.4% in room rates and an increase of 1,620 basis points in occupancy.
Food and beverage revenue increased $28.9 million, or 365.1%, to $36.8 million in the 2022 quarter compared to the 2021 quarter. This increase is attributable to higher food and beverage revenue of $28.9 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $4.0 million, or 38.4%, to $14.4 million in the 2022 quarter compared to the 2021 quarter. This increase is attributable to higher other revenue of $4.0 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic. Other revenue increased $227,000, or 59.0%, to $612,000 in the 2022 quarter compared to the 2021 quarter.
Hotel Operating Expenses. Hotel operating expenses increased $85.2 million, or 93.1%, to $176.8 million in the 2022 quarter compared to the 2021 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $46.2 million in the 2022 quarter compared to the 2021 quarter, comprised of an increase of $46.5 million from our comparable hotel properties and WorldQuest as our hotel properties continue to recover from the effects of the COVID-19 pandemic and partially offset by a decrease of $317,000 from our Hotel Dispositions. Direct expenses were 31.8% of total hotel revenue for the 2022 quarter and 27.8% for the 2021 quarter. Indirect expenses and management fees increased $39.1 million in the 2022 quarter compared to the 2021 quarter, comprised of an increase of $39.7 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and partially offset by a decrease of $654,000 from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $1.0 million or 5.8%, to $16.5 million in the 2022 quarter compared to the 2021 quarter, which was primarily due to a decrease of $119,000 from our Hotel Dispositions and $893,000 at our comparable hotel properties primarily due to real estate assessments or appeals that resulted in lower property taxes.
Depreciation and Amortization. Depreciation and amortization decreased $5.5 million or 9.6%, to $52.1 million in the 2022 quarter compared to the 2021 quarter, which consisted of lower depreciation of $165,000 as a result of our Hotel Dispositions and lower depreciation of $5.3 million at our comparable hotel properties and WorldQuest primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $1.2 million, or 10.1%, to $13.4 million in the 2022 quarter compared to the 2021 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2022 quarter, the advisory services fee was comprised of a base advisory fee of $8.7 million, equity-based compensation of $1.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $1.8 million and an incentive fee of $151,000. In the 2021 quarter, the advisory services fee was comprised of a base advisory fee of $8.7 million, equity-based compensation of $1.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $1.6 million.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $3.9 million, or 55.6%, to $3.1 million in the 2022 quarter compared to the 2021 quarter. The decrease was primarily attributable to lower legal and professional fees of $4.8 million, partially offset by higher reimbursed operating expenses of Ashford Securities paid by the Company of $508,000, higher public company costs of $138,000 and higher miscellaneous expenses of $274,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain (loss) on disposition of assets and hotel properties changed $172,000, from a loss of $69,000 in the 2021 quarter to a gain of $103,000 in the 2022 quarter. The loss in the 2021 quarter was primarily comprised of a $124,000 loss related to the sale of the Le Meridien in Minneapolis, Minnesota. The gain in the 2022 quarter was primarily related to a gain related to the sale of three WorldQuest condominiums.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $153,000 in the 2022 quarter, which consisted of our share of loss from OpenKey. Equity in loss of unconsolidated entities was $137,000 in the 2021 quarter, which consisted of our share of loss from OpenKey.
Interest Income. Interest income was $51,000 and $13,000 in the 2022 quarter and the 2021 quarter, respectively.
Other Income (Expense). In the 2022 quarter we recorded miscellaneous income of $128,000. In the 2021 quarter, we recorded miscellaneous income of $229,000.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $10.3 million, or 30.9%, to $43.6 million in the 2022 quarter compared to the 2021 quarter. The increase was primarily due to a $2.1 million increase attributable to the Oaktree term loan as a result of it being outstanding for the entire 2022 quarter and lower credits to interest expense of $11.1 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. These increases were partially offset by a decrease of $215,000 from our Hotel Dispositions and a decrease of $2.7 million at our comparable hotel properties primarily due to lower deferred loan costs amortization. The average LIBOR rates in the 2022 quarter and the 2021 quarter were 0.23% and 0.12%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $2.7 million to $727,000 in the 2022 quarter compared to the 2021 quarter. In the 2022 quarter, we recognized Lismore fees of $643,000 that reflects the amortization over the service period of the Lismore Agreement (see note 15 to our consolidated financial statements) and $84,000 related to third-party fees, totaling $727,000. In the 2021 quarter, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Lismore fees incurred in conjunction with these amendments were $3.7 million, which were partially offset by a net credit of $316,000 related to third party fees.

Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives increased $2.3 million from $919,000 in the 2021 quarter to $3.2 million in the 2022 quarter. In the 2022 quarter, we recorded an unrealized gain of $932,000 from the revaluation of the embedded debt derivative in the Oaktree Agreement and unrealized gains of $2.3 million from interest rate caps. In the 2021 quarter, we recognized an unrealized gain of $1.3 million from the revaluation of the embedded debt derivative offset by unrealized losses of $71,000 from interest rate floors and $289,000 from interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $391,000, from an income tax benefit of $271,000 in the 2021 quarter to income tax expense of $120,000 in the 2022 quarter. This change was primarily due to an increase in the profitability of our TRS entities in the 2022 quarter compared to the 2021 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated losses of $0 and $81,000 in the 2022 quarter and the 2021 quarter, respectively. On December 31, 2021, the Company acquired the remaining interest in the consolidated entities.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $372,000 and $2.3 million in the 2022 quarter and the 2021 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 0.63% and 2.42% in the operating partnership at March 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The prolonged presence of COVID-19 has continued to impact the Company’s operating results and cash flows. However, the Company has taken significant steps to improve its operating results and liquidity and expects to achieve pre-pandemic RevPAR by 2023 and hotel operating levels by 2024. Additionally, as of March 31, 2022, the Company held cash and cash equivalents of $548.6 million and restricted cash of $102.3 million, the vast majority of which is comprised of lender and manager-held reserves. As of March 31, 2022, $21.9 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs.
In 2020, the Company ceased paying dividends on both its common stock and preferred stock. During the fourth quarter of 2021, the Company reinstated and caught up on all of its accrued preferred dividends and currently plans to pay dividends on its preferred stock going forward. The Company does not anticipate paying any dividends on its outstanding common stock for the foreseeable future.
Facts and circumstances related to COVID-19 could change in the future that are outside of management’s control that could impact future hotel operating results, future cash flows and our ability to pay dividends.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels decline below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts, primarily other corporate general and administrative expenditures, would require consent of our lenders. These cash trap provisions have been triggered on nearly all of our mortgage loans containing cash trap provisions. As of March 31, 2022, 90% of our hotels were in cash traps and approximately $10.3 million of our restricted cash was subject to these cash traps. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of May 4, 2022, the Company is not expecting to be required to repay all or a portion of our indebtedness before maturity.
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
Equity Transactions
On December 5, 2017, the board of directors reapproved a stock repurchase program (the “ 2017 Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2022 pursuant to the 2017 Repurchase Program.
On April 6, 2022 the board of directors approved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the 2017 Repurchase Program that the board of directors’ authorized in December 2017.
On March 1, 2022, the Company filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement provides for the registration of unspecified amounts of equity and debt securities with a maximum aggregate offering price of up to $300 million. The SEC declared the Form S-3 effective on April 1, 2022.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. Ashford Securities serves as the dealer manager for the offering. As of May 4, 2022, no shares of Series J Preferred Stock or Series K Preferred Stock have been issued.
On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. As of May 4, 2022, the Company has issued approximately 900,000 shares of common stock for gross proceeds of approximately $12.9 million under the M3A Purchase Agreement. On September 10, 2021, the Company filed a registration statement on Form S-11, which was declared effective by the SEC on September 29, 2021, to register for resale under the Securities Act, 6,040,888 shares of Common Stock that may be issued to M3A under the M3A Purchase Agreement. In connection with the Company’s recent eligibility to use a Form S-3, the Company filed a Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement.

On April 11, 2022, the Company established the At-The-Market Program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $100 million.
In connection with the At-The-Market Program, on April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement, relating to the offer and sale of shares of the Company’s common stock, with an aggregate offering price of up to $100 million. The shares of common stock were issued pursuant a shelf registration statement on Form S-3 (Registration No. 333-263150), declared effective by the SEC on April 1, 2022, and a prospectus supplement dated April 11, 2022, filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of March 31, 2022, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(14.5) million and $(91.9) million for the three months ended March 31, 2022 and 2021, respectively. Cash flows used in operations were impacted by the COVID-19 pandemic, changes in hotel operations, our hotel dispositions in 2021 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2022, net cash flows used in investing activities were $17.3 million. Cash outflows consisted of $22.7 million for capital improvements made to various hotel properties partially offset by cash inflows of $357,000 from proceeds received from the sale of three WorldQuest condominium units, $962,000 of proceeds from property insurance and $4.0 million of proceeds from notes receivable.
For the three months ended March 31, 2021, net cash flows used in investing activities were $1.1 million. Cash outflows primarily consisted of $9.1 million for capital improvements made to various hotel properties. Cash outflows were partially offset by cash inflows of $7.3 million from proceeds received from the sale of the Le Meridien Minneapolis and $670,000 of proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2022, net cash flows provided by financing activities were $8.9 million. Cash outflows primarily consisted of $4.7 million for repayments of indebtedness, $146,000 for payments of loan costs and exit fees, $3.1 million of payments for preferred dividends and $856,000 of payments for derivatives.
For the three months ended March 31, 2021, net cash flows provided by financing activities were $218.8 million. Cash inflows primarily consisted of $195.5 million from borrowings on indebtedness, net of commitment fee and $45.5 million of net proceeds from issuances of common stock, partially offset by cash outflows of $4.3 million for repayments of indebtedness, $17.5 million for payments of loan costs and exit fees and $292,000 of payments for derivatives.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2021 Form 10-K. There have been no material changes in these critical accounting policies.
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
We then further adjust EBITDAre to exclude certain additional items such as gain/loss on insurance settlements, write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, dead deal costs, advisory services incentive fee and stock/unit-based compensation and non-cash items such as amortization of unfavorable contract liabilities, gain/loss on extinguishment of debt, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(55,802)	$(105,390)
Interest expense and amortization of discounts and loan costs	43,559	33,264
Depreciation and amortization	52,120	57,627
Income tax expense (benefit)	121	(271)
Equity in (earnings) loss of unconsolidated entities	153	137
Company’s portion of EBITDA of unconsolidated entities	(153)	(135)
EBITDA	39,998	(14,768)
(Gain) loss on disposition of assets and hotel properties	(103)	69
EBITDAre	39,895	(14,699)
Amortization of unfavorable contract liabilities	53	53
Write-off of premiums, loan costs and exit fees	727	3,379
Other (income) expense, net	(101)	(229)
Transaction and conversion costs	659	1,509
Legal, advisory and settlement costs	25	2,647
Unrealized (gain) loss on derivatives	(3,211)	(919)
Dead deal costs	—	689
Uninsured remediation costs	—	374
Stock/unit-based compensation	2,011	1,944
Advisory services incentive fee	151	—
Company’s portion of adjustments to EBITDAre of unconsolidated entities	2	10
Adjusted EBITDAre	$40,211	$(5,242)

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets and hotel properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes gain/loss on extinguishment of debt, write-off of premiums, loan costs and exit fees, other income/expense, net transaction and conversion costs, legal, advisory and settlement costs, dead deal costs, and stock/unit-based compensation and non-cash items such as amortization of loan costs, amortization of the term loan discount, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(55,802)	$(105,390)
(Income) loss attributable to noncontrolling interest in consolidated entities	—	81
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	372	2,271
Preferred dividends	(3,103)	818
Gain (loss) on extinguishment of preferred stock	—	10,635
Net income (loss) attributable to common stockholders	(58,533)	(91,585)
Depreciation and amortization of real estate	52,120	57,590
(Gain) loss on disposition of assets and hotel properties	(103)	69
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(368)	(2,271)
Equity in (earnings) loss of unconsolidated entities	153	137
Company’s portion of FFO of unconsolidated entities	(153)	(136)
FFO available to common stockholders and OP unitholders	(6,884)	(36,196)
(Gain) loss on extinguishment of preferred stock	—	(10,635)
Write-off of premiums, loan costs and exit fees	727	3,379
Other (income) expense, net	(101)	(229)
Transaction and conversion costs	659	1,883
Legal, advisory and settlement costs	25	2,647
Unrealized (gain) loss on derivatives	(3,211)	(919)
Dead deal costs	—	689
Uninsured remediation costs	—	374
Stock/unit-based compensation	2,011	1,944
Amortization of term loan exit fee	2,681	2,449
Amortization of loan costs	2,399	4,891
Advisory services incentive fee	151	—
Company’s portion of adjustments to FFO of unconsolidated entities	2	10
Adjusted FFO available to common stockholders and OP unitholders	$(1,541)	$(29,713)

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2022:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hilton	Ft. Worth, TX	Full service	294	100	294
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	349	100	349
Marriott	Dallas, TX	Full service	265	100	273
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	499	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	100	90
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	100	96
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160
Renaissance (3)	Palm Springs, CA	Full service	410	100	410
Total			22,313		22,313
________
(1) The ground lease expires in 2084.
(2) The Company entered into a new franchise agreement with Marriott to convert the Crowne Plaza La Concha Key West Hotel in Key West, Florida to an Autograph Collection property. The agreement with Marriott calls for the Hotel to be converted to an Autograph property by July 1, 2023.
(3) The ground lease expires in 2059 with one 25-year extension option.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At March 31, 2022, our total indebtedness of $3.9 billion included $3.6 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2022 would be approximately $8.9 million annually. Interest rate changes have no impact on the remaining $329.9 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2022, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. The litigation was resolved in 2017 with the determination and reimbursement of attorneys’ fees being the only remaining dispute. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. As of March 31, 2022, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgement in favor of the plaintiffs. Based on the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, a settlement was reached in principle and signed by the parties, but remains subject to Court approval. The settlement requires the Company to establish a settlement fund to pay plaintiffs that opt in to receive payment and to fund administrative expenses. As a result, the Company has recorded an accrual of approximately $4.2 million as of March 31, 2022.

On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2022, no amounts have been accrued.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of March 31, 2022, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	126		$—	(2)	—	$200,000,000
February 1 to February 28	829	(3)	8.61		—	200,000,000
March 1 to March 31	13,417	(3)	8.44	(2)	—	200,000,000
Total	14,372		$8.45		—
____________________
(1)On December 5, 2017, the board of directors reapproved a repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. On April 6, 2022 the board of directors approved a stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors’ authorized in December 2017.
(2)There is no cost associated with the forfeiture of 126 and 222 restricted shares of our common stock in January and March, respectively.

(3)Includes 829 and 13,195 shares in February and March, respectively, that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS

Exhibit	Description
3.1
Articles of Amendment and Restatement, as amended by Amendment Number One to Articles of Amendment and Restatement (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed May 15, 2015)

3.2	Amendment Number Two to Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on May 22, 2017) (File No. 00131775)

3.3	Articles of Amendment to the Company’s charter (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 1, 2020) (File No. 001-31775)

3.4	Articles of Amendment to the Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 16, 2021) (File No. 001-31775)
3.5	Articles Supplementary, dated April 28, 2022 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3, filed on April 29, 2022) (File No. 333-263323)
3.6
Articles Supplementary establishing the Series J Preferred Stock, dated April 28, 2022 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3, filed on April 29, 2022) (File No. 333-263323)

3.7
Articles Supplementary establishing the Series K Preferred Stock, dated April 28, 2022 (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-3, filed on April 29, 2022) (File No. 333-263323)

3.8
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016 and by Amendment No. 4 on March 17, 2022, adopted on March 17, 2022. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on March 18, 2022) (File No. 001-31775)

10.1
Amendment No. 10 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Trust OP, dated as of April 28, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on April 29, 2022) (File No. 00131775)

10.2
Limited Waiver Under Advisory Agreement, dated as of March 15, 2022, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 16, 2022) (File No. 00131775).

10.3
Form of Equity Distribution Agreement, dated April 11, 2022, by and between the Company and Virtu Americas LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 11, 2022) (File No. 00131775).

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

99.1
Release and Waiver, by and between Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on April 19, 2022) (File No. 00131775).

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	May 6, 2022	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	May 6, 2022	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer