Form 10-Q
period 2022-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2022-08-05
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	34,499,478
(Class)	Outstanding at August 3, 2022

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Investments in hotel properties, net	$3,137,388	$3,230,710
Cash and cash equivalents	537,822	592,110
Restricted cash	125,995	99,534
Accounts receivable, net of allowance of $489 and $455, respectively	57,165	37,720
Inventories	3,538	3,291
Notes receivable, net	4,889	8,723
Investments in unconsolidated entities	10,949	11,253
Deferred costs, net	3,829	5,001
Prepaid expenses	11,354	13,384
Derivative assets	11,132	501
Operating lease right-of-use assets	44,218	44,575
Other assets	13,639	16,150
Intangible assets	797	797
Due from Ashford Inc., net	—	25
Due from related parties, net	6,232	7,473
Due from third-party hotel managers	24,684	26,896
Assets held for sale	36,535	—
Total assets	$4,030,166	$4,098,143
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net	$3,843,543	$3,887,822
Accounts payable and accrued expenses	132,060	117,650
Accrued interest payable	10,995	15,432
Dividends and distributions payable	3,104	3,104
Due to Ashford Inc., net	1,123	—
Due to related parties, net	—	728
Due to third-party hotel managers	1,498	1,204
Intangible liabilities, net	2,137	2,177
Operating lease liabilities	44,874	45,106
Other liabilities	4,579	4,832
Liabilities related to assets held for sale	30,688
Total liabilities	4,074,601	4,078,055
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	21,308	22,742
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,174,427 shares issued and outstanding at June 30, 2022 and December 31, 2021	12	12
Series F Cumulative Preferred Stock, 1,251,044 shares issued and outstanding at June 30, 2022 and December 31, 2021	12	12
Series G Cumulative Preferred Stock, 1,531,996 shares issued and outstanding at June 30, 2022 and December 31, 2021	15	15
Series H Cumulative Preferred Stock, 1,308,415 shares issued and outstanding at June 30, 2022 and December 31, 2021	13	13
Series I Cumulative Preferred Stock, 1,252,923 shares issued and outstanding at June 30, 2022 and December 31, 2021	13	13
Common stock, $0.01 par value, 400,000,000 shares authorized, 34,487,370 and 34,490,381 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	345	345
Additional paid-in capital	2,382,197	2,379,906
Accumulated deficit	(2,448,350)	(2,382,970)
Total equity (deficit)	(65,743)	(2,654)
Total liabilities and equity/deficit	$4,030,166	$4,098,143
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Rooms	$275,528	$160,031	$470,858	$257,145
Food and beverage	54,316	19,840	91,076	27,743
Other hotel revenue	17,423	12,986	31,859	23,414
Total hotel revenue	347,267	192,857	593,793	308,302
Other	828	555	1,440	940
Total revenue	348,095	193,412	595,233	309,242
EXPENSES
Hotel operating expenses:
Rooms	59,782	37,621	107,786	61,494
Food and beverage	37,610	13,298	64,782	19,676
Other expenses	111,452	76,072	203,500	131,841
Management fees	12,312	7,441	21,866	12,968
Total hotel expenses	221,156	134,432	397,934	225,979
Property taxes, insurance and other	17,289	17,128	33,748	34,599
Depreciation and amortization	50,896	55,595	103,016	113,222
Advisory services fee	12,277	19,554	25,663	31,715
Corporate, general and administrative	4,510	2,702	7,614	9,699
Total expenses	306,128	229,411	567,975	415,214
Gain (loss) on disposition of assets and hotel properties	181	361	284	292
OPERATING INCOME (LOSS)	42,148	(35,638)	27,542	(105,680)
Equity in earnings (loss) of unconsolidated entities	(151)	(141)	(304)	(278)
Interest income	526	—	577	13
Other income (expense)	84	245	185	474
Interest expense and amortization of discounts and loan costs	(48,393)	(35,736)	(91,952)	(69,000)
Write-off of premiums, loan costs and exit fees	(971)	(787)	(1,698)	(4,166)
Gain (loss) on extinguishment of debt	—	10,604	—	10,604
Unrealized gain (loss) on derivatives	6,074	(3,236)	9,285	(2,317)
INCOME (LOSS) BEFORE INCOME TAXES	(683)	(64,689)	(56,365)	(170,350)
Income tax (expense) benefit	(5,563)	(572)	(5,683)	(301)
NET INCOME (LOSS)	(6,246)	(65,261)	(62,048)	(170,651)
(Income) loss attributable to noncontrolling interest in consolidated entities	—	13	—	94
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	76	956	448	3,227
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(6,170)	(64,292)	(61,600)	(167,330)
Preferred dividends	(3,104)	2,709	(6,207)	3,527
Gain (loss) on extinguishment of preferred stock	—	(7,887)	—	2,748
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,274)	$(69,470)	$(67,807)	$(161,055)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(0.27)	$(4.35)	$(1.98)	$(13.21)
Weighted average common shares outstanding – basic	34,330	15,957	34,300	12,178
Diluted:
Net income (loss) attributable to common stockholders	$(0.27)	$(4.35)	$(1.98)	$(13.21)
Weighted average common shares outstanding – diluted	34,330	15,957	34,300	12,178
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(6,246)	$(65,261)	$(62,048)	$(170,651)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(6,246)	(65,261)	(62,048)	(170,651)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	—	13	—	94
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	76	956	448	3,227
Comprehensive income (loss) attributable to the Company	$(6,170)	$(64,292)	$(61,600)	$(167,330)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,479	$345	$2,381,191	$(2,441,964)	$(60,363)	$23,249
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(7)	—	(34)	—	(34)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,118	—	1,118	1,023
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	16	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(78)	—	(78)	—
Dividends declared – preferred stock - Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(620)	(620)	—
Dividends declared – preferred stock - Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(576)	(576)	—
Dividends declared – preferred stock - Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	(706)	—
Dividends declared – preferred stock - Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(614)	(614)	—
Dividends declared – preferred stock - Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(588)	(588)	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	2,888	2,888	(2,888)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,170)	(6,170)	(76)
Balance at June 30, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,487	$345	$2,382,197	$(2,448,350)	$(65,743)	$21,308

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,490	$345	$2,379,906	$(2,382,970)	$(2,654)	$22,742
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(21)	—	(152)	—	(152)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,608	—	2,608	1,441
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	19	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(165)	—	(165)	—
Dividends declared – preferred stock - Series D ($1.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,240)	(1,240)	—
Dividends declared – preferred stock - Series F ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,153)	(1,153)	—
Dividends declared – preferred stock - Series G ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,412)	(1,412)	—
Dividends declared – preferred stock - Series H ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,227)	(1,227)	—
Dividends declared – preferred stock - Series I ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,175)	(1,175)	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	2,427	2,427	(2,427)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(61,600)	(61,600)	(448)
Balance at June 30, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,487	$345	$2,382,197	$(2,448,350)	$(65,743)	$21,308

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	1,679	$17	2,038	$20	3,172	$32	2,002	$20	2,000	$20	11,014	$110	$1,846,171	$(2,188,401)	$85	$(341,926)	$24,683
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,259	—	—	2,259	846
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	238	2	(2)	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	8,089	81	325,107	—	—	325,188	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1	—	41	—	—	41	(41)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,374)	—	(4,374)	4,374
Extinguishment of preferred stock	(363)	(4)	(567)	(5)	(1,262)	(13)	(544)	(6)	(608)	(6)	2,981	30	7,891	(7,887)	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(64,292)	(13)	(64,305)	(956)
Balance at June 30, 2021	1,316	$13	1,471	$15	1,910	$19	1,458	$14	1,392	$14	22,321	$223	$2,181,467	$(2,264,954)	$72	$(83,117)	$28,906

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,791	$18	2,891	$29	4,423	$44	2,669	$27	3,391	$34	6,436	$64	$1,809,455	$(2,093,292)	$166	$(283,455)	$22,951
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(1)	—	(46)	—	—	(46)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,538	—	—	3,538	1,511
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	251	3	(3)	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	178	—	178	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	9,712	97	371,212	—	—	371,309	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1	—	41	—	—	41	(41)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	454
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,258)	—	(7,258)	7,258
Extinguishment of preferred stock	(475)	(5)	(1,420)	(14)	(2,513)	(25)	(1,211)	(13)	(1,999)	(20)	5,924	59	(2,730)	2,748	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(167,330)	(94)	(167,424)	(3,227)
Balance at June 30, 2021	1,316	$13	1,471	$15	1,910	$19	1,458	$14	1,392	$14	22,321	$223	$2,181,467	$(2,264,954)	$72	$(83,117)	$28,906

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(62,048)	$(170,651)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	103,016	113,222
Amortization of intangibles	55	66
Recognition of deferred income	(250)	(249)
Bad debt expense	1,421	823
Deferred income tax expense (benefit)	285	387
Equity in (earnings) loss of unconsolidated entities	304	278
(Gain) loss on disposition of assets and hotel properties	(284)	(292)
(Gain) loss on extinguishment of debt	—	(10,604)
Realized and unrealized (gain) loss on derivatives	(9,285)	2,317
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	4,546	(12,966)
Equity-based compensation	4,049	5,049
Non-cash interest income	(166)	(450)
Paid-in kind interest expense	—	14,907
Changes in operating assets and liabilities, exclusive of the effect of dispositions of hotel properties:
Accounts receivable and inventories	(22,213)	(17,980)
Prepaid expenses and other assets	3,828	1,332
Operating lease right-of-use assets	262	241
Operating lease liabilities	(232)	(244)
Accounts payable and accrued expenses and accrued interest payable	8,392	(27,855)
Due to/from related parties	513	(806)
Due to/from third-party hotel managers	2,506	(6,079)
Due to/from Ashford Inc., net	975	(5,050)
Other liabilities	(3)	(2)
Net cash provided by (used in) operating activities	35,671	(114,606)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(42,786)	(13,534)
Net proceeds from disposition of assets and hotel properties	783	7,291
Proceeds from property insurance	1,009	1,818
Proceeds from note receivable	4,000	—
Net cash provided by (used in) investing activities	(36,994)	(4,425)
Cash Flows from Financing Activities
Borrowings on indebtedness, net of commitment fee	—	195,500
Repayments of indebtedness	(11,877)	(5,782)
Payments for loan costs and exit fees	(1,688)	(18,188)
Payments for dividends and distributions	(6,207)	—
Purchases of common stock	(118)	(48)
Payments for derivatives	(5,255)	(785)
Proceeds from common stock offerings	—	371,498
Common stock offering costs	(215)	—
Net cash provided by (used in) financing activities	(25,360)	542,195
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(26,683)	423,164
Less: net (increase) decrease in cash, cash equivalents and restricted cash classified within assets held for sale	(1,144)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(27,827)	423,164
Cash, cash equivalents and restricted cash at beginning of period	691,644	167,313
Cash, cash equivalents and restricted cash and at end of period	$663,817	$590,477

	Six Months Ended June 30,
	2022	2021
Supplemental Cash Flow Information
Interest paid	$93,467	$115,956
Income taxes paid (refunded)	4,139	288
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$13,798	$5,543
Accrued stock offering costs	58	187
Common stock purchases accrued but not paid	34	—
Non-cash extinguishment of debt	—	9,604
Non-cash loan principal associated with default interest and late charges	—	32,627
Non-cash extinguishment of preferred stock	—	183,826
Issuance of common stock from preferred stock exchanges	—	181,078
Debt discount associated with embedded debt derivative	—	43,681
Credit facility commitment fee	—	4,500
Dividends and distributions declared but not paid	3,104	236
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$592,110	$92,905
Restricted cash at beginning of period	99,534	74,408
Cash, cash equivalents and restricted cash at beginning of period	$691,644	$167,313

Cash and cash equivalents at end of period	$537,822	$520,387
Cash and cash equivalents at end of period included in assets held for sale	584	—
Restricted cash at end of period	125,995	70,090
Restricted cash at end of period included in assets held for sale	560	—
Cash, cash equivalents and restricted cash at end of period	663,817	590,477
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$664,961	$590,477
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of June 30, 2022, we owned interests in the following assets:
•100 consolidated hotel properties, which represent 22,313 total rooms;
•79 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);
•15.8% ownership in OpenKey, Inc. (“OpenKey”) with a carrying value of approximately $2.5 million; and
•32.5% ownership in 815 Commerce Managing Member, LLC (“815 Commerce MM”), which is developing the Le Meridien Fort Worth, with a carrying value of approximately $8.5 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2022, our 100 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
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
2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned joint ventures in which it has a controlling interest. All inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
included in our 2021 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended June 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$17,559	$4,364	$1,183	$—	$23,106
Boston, MA Area	2	15,974	1,492	1,423	—	18,889
Dallas / Ft. Worth, TX Area	7	14,759	3,740	934	—	19,433
Houston, TX Area	3	6,216	2,131	202	—	8,549
Los Angeles, CA Metro Area	6	20,795	3,942	1,354	—	26,091
Miami, FL Metro Area	2	6,531	2,140	268	—	8,939
Minneapolis - St. Paul, MN	2	3,129	860	90	—	4,079
Nashville, TN Area	1	15,440	6,686	1,064	—	23,190
New York / New Jersey Metro Area	6	15,249	5,001	670	—	20,920
Orlando, FL Area	2	5,759	382	396	—	6,537
Philadelphia, PA Area	3	6,440	664	262	—	7,366
San Diego, CA Area	2	5,596	256	367	—	6,219
San Francisco - Oakland, CA Metro Area	7	16,986	1,431	756	—	19,173
Tampa, FL Area	2	6,588	1,653	329	—	8,570
Washington D.C. - MD - VA Area	9	35,115	6,581	2,159	—	43,855
Other Areas	37	82,149	12,934	5,652	—	100,735
Orlando WorldQuest	—	1,243	59	314	—	1,616
Corporate	—	—	—	—	828	828
Total	100	$275,528	$54,316	$17,423	$828	$348,095

	Three Months Ended June 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$10,762	$1,800	$1,027	$—	$13,589
Boston, MA Area	2	4,299	355	894	—	5,548
Dallas / Ft. Worth, TX Area	7	9,504	1,303	583	—	11,390
Houston, TX Area	3	5,248	897	121	—	6,266
Los Angeles, CA Metro Area	6	12,670	1,618	1,263	—	15,551
Miami, FL Metro Area	2	5,296	892	196	—	6,384
Minneapolis - St. Paul, MN	2	1,869	544	66	—	2,479
Nashville, TN Area	1	6,873	2,242	672	—	9,787
New York / New Jersey Metro Area	6	7,343	1,734	446	—	9,523
Orlando, FL Area	2	4,462	167	408	—	5,037
Philadelphia, PA Area	3	4,014	220	161	—	4,395
San Diego, CA Area	2	2,916	104	358	—	3,378
San Francisco - Oakland, CA Metro Area	7	10,001	344	447	—	10,792
Tampa, FL Area	2	5,743	665	225	—	6,633
Washington D.C. - MD - VA Area	9	10,405	1,098	1,110	—	12,613
Other Areas	37	57,238	5,784	4,739	—	67,761
Orlando WorldQuest	—	1,077	67	242	—	1,386
Disposed properties	2	311	6	28	—	345
Corporate	—	—	—	—	555	555
Total	102	$160,031	$19,840	$12,986	$555	$193,412

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$31,205	$7,485	$2,349	$—	$41,039
Boston, MA Area	2	21,938	2,630	2,419	—	26,987
Dallas / Ft. Worth, TX Area	7	27,278	6,363	1,853	—	35,494
Houston, TX Area	3	11,783	3,689	392	—	15,864
Los Angeles, CA Metro Area	6	38,501	6,602	2,372	—	47,475
Miami, FL Metro Area	2	14,005	4,186	519	—	18,710
Minneapolis - St. Paul, MN	2	4,942	1,370	174	—	6,486
Nashville, TN Area	1	26,336	12,009	2,030	—	40,375
New York / New Jersey Metro Area	6	23,318	7,447	1,190	—	31,955
Orlando, FL Area	2	11,576	695	751	—	13,022
Philadelphia, PA Area	3	10,274	1,006	473	—	11,753
San Diego, CA Area	2	9,257	419	667	—	10,343
San Francisco - Oakland, CA Metro Area	7	27,343	2,404	1,371	—	31,118
Tampa, FL Area	2	14,211	3,028	624	—	17,863
Washington D.C. - MD - VA Area	9	51,834	9,431	3,471	—	64,736
Other Areas	37	144,662	22,205	10,553	—	177,420
Orlando WorldQuest	—	2,395	107	651	—	3,153
Corporate	—	—	—	—	1,440	1,440
Total	100	$470,858	$91,076	$31,859	$1,440	$595,233

	Six Months Ended June 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$18,562	$3,013	$1,895	$—	$23,470
Boston, MA Area	2	5,938	411	1,558	—	7,907
Dallas / Ft. Worth, TX Area	7	15,660	1,906	1,144	—	18,710
Houston, TX Area	3	8,443	1,034	231	—	9,708
Los Angeles, CA Metro Area	6	21,241	2,299	2,060	—	25,600
Miami, FL Metro Area	2	8,761	1,213	336	—	10,310
Minneapolis - St. Paul, MN	2	2,647	689	115	—	3,451
Nashville, TN Area	1	8,938	2,937	1,395	—	13,270
New York / New Jersey Metro Area	6	9,900	2,057	854	—	12,811
Orlando, FL Area	2	7,127	286	739	—	8,152
Philadelphia, PA Area	3	6,140	285	271	—	6,696
San Diego, CA Area	2	4,710	155	565	—	5,430
San Francisco - Oakland, CA Metro Area	7	16,551	525	1,237	—	18,313
Tampa, FL Area	2	10,575	1,001	394	—	11,970
Washington D.C. - MD - VA Area	9	19,181	1,241	2,004	—	22,426
Other Areas	37	89,976	8,594	8,140	—	106,710
Orlando WorldQuest	—	1,706	89	413	—	2,208
Disposed properties	3	1,089	8	63	—	1,160
Corporate	—	—	—	—	940	940
Total	103	$257,145	$27,743	$23,414	$940	$309,242

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$622,759	$626,917
Buildings and improvements	3,667,696	3,711,006
Furniture, fixtures and equipment	254,790	298,121
Construction in progress	21,423	16,370
Condominium properties	9,922	10,739
Total cost	4,576,590	4,663,153
Accumulated depreciation	(1,439,202)	(1,432,443)
Investments in hotel properties, net	$3,137,388	$3,230,710
5. Hotel Disposition, Impairment Charges and Assets Held For Sale
Hotel Dispositions
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for a list of fiscal year 2021 hotel property dispositions. There were no hotel dispositions for the three and six months ended June 30, 2022. The following table includes condensed financial information from hotel property dispositions that occurred in 2021 for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total hotel revenue	$—	$345	$—	$1,160
Total hotel operating expenses	—	(366)	—	(1,345)
Gain (loss) on disposition of assets and hotel properties	—	361	—	237
Property taxes, insurance and other	—	(23)	—	(141)
Depreciation and amortization	—	(41)	—	(206)
Operating income (loss)	—	276	—	(295)
Interest expense and amortization of discounts and loan costs	—	(162)	—	(624)
Gain (loss) on extinguishment of debt	—	10,604	—	10,604
Income (loss) before income taxes	—	10,718	—	9,685
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	—	(143)	—	(182)
Net income (loss) before income taxes attributable to the Company	$—	$10,575	$—	$9,503
Impairment Charges
For the three and six months ended June 30, 2022 and 2021, no impairment charges were recorded.
Assets Held For Sale
On June 7, 2022, the Company entered into a purchase and sale agreement for the Ann Arbor Sheraton. At June 30, 2022, the Sheraton Ann Arbor was classified as held for sale in the consolidated balance sheet. We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. Depreciation and amortization ceased as of the date the assets were deemed held for sale. Since the sale of the hotel property does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at June 30, 2022 were as follows:

June 30, 2022
Assets
Investments in hotel properties, net	$35,175
Cash and cash equivalents	584
Restricted cash	560
Accounts receivable, net	41
Inventories	50
Deferred costs, net	55
Prepaid expenses	67
Other assets	3
Assets held for sale	$36,535

Liabilities
Indebtedness, net	$29,700
Accounts payable and accrued expenses	915
Accrued interest	73
Liabilities related to assets held for sale	$30,688
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of June 30, 2022, the Company has made investments in OpenKey totaling approximately $5.5 million.
As of June 30, 2022, the Company held an investment in 815 Commerce MM of approximately $8.5 million, which is developing the Le Meridien Fort Worth. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	June 30, 2022	December 31, 2021
Carrying value of the investment in OpenKey (in thousands)	$2,467	$2,771
Ownership interest in OpenKey	15.8%	16.7%
Carrying value of the investment in 815 Commerce MM (in thousands)	$8,482	$8,482
Ownership interest in 815 Commerce MM	32.5%	32.5%
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OpenKey	$(151)	$(141)	$(304)	$(278)
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No impairment charges were recorded during the three and six months ended June 30, 2022 and 2021.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

				June 30, 2022	December 31, 2021
Indebtedness	Collateral	Maturity	Interest Rate (1)	Debt Balance	Debt Balance
Mortgage loan (2) (3)	1 hotel	July 2022	LIBOR (1) + 3.95%	$—	$33,200
Mortgage loan (4)	17 hotels	November 2022	LIBOR(1) + 3.00%	415,000	419,000
Mortgage loan (5)	1 hotel	November 2022	LIBOR(1) + 2.70%	25,000	25,000
Mortgage loan (6)	1 hotel	December 2022	LIBOR(1) + 2.25%	16,100	16,100
Mortgage loan (7)	1 hotel	January 2023	LIBOR(1) + 3.40%	37,000	37,000
Mortgage loan (8)	8 hotels	February 2023	LIBOR(1) + 3.07%	395,000	395,000
Mortgage loan (9)	2 hotels	March 2023	LIBOR(1) + 2.75%	240,000	240,000
Mortgage loan (10)	19 hotels	April 2023	LIBOR(1) + 3.20%	907,030	910,694
Mortgage loan	1 hotel	June 2023	LIBOR(1) + 2.45%	73,450	73,450
Mortgage loan (11)	7 hotels	June 2023	LIBOR(1) + 3.65%	180,720	180,720
Mortgage loan (11)	7 hotels	June 2023	LIBOR(1) + 3.39%	174,400	174,400
Mortgage loan (11)	5 hotels	June 2023	LIBOR(1) + 3.73%	221,040	221,040
Mortgage loan (11)	5 hotels	June 2023	LIBOR(1) + 4.02%	262,640	262,640
Mortgage loan (11)	5 hotels	June 2023	LIBOR(1) + 2.73%	160,000	160,000
Mortgage loan (11)	5 hotels	June 2023	LIBOR(1) + 3.68%	215,120	215,120
Mortgage loan	1 hotel	January 2024	5.49%	6,419	6,492
Mortgage loan	1 hotel	January 2024	5.49%	9,368	9,474
Term loan (12)	Equity	January 2024	16.00%	200,000	200,000
Mortgage loan	1 hotel	May 2024	4.99%	5,941	6,150
Mortgage loan	1 hotel	June 2024	LIBOR(1) + 2.00%	8,881	8,881
Mortgage loan	2 hotels	August 2024	4.85%	11,310	11,427
Mortgage loan	3 hotels	August 2024	4.90%	22,622	22,853
Mortgage loan (13)	1 hotel	November 2024	LIBOR(1) + 4.65%	84,000	84,000
Mortgage loan (14)	3 hotels	February 2025	4.45%	50,098	50,098
Mortgage loan	1 hotel	March 2025	4.66%	23,606	23,883
Mortgage loan (15)	1 hotel	August 2025	LIBOR(1) + 3.80%	98,000	98,000
				3,842,745	3,884,622
Premiums (discounts), net				(27,167)	(32,777)
Capitalized default interest and late charges				15,947	23,511
Deferred loan costs, net				(11,979)	(15,440)
Embedded debt derivative				23,997	27,906
Indebtedness, net				$3,843,543	$3,887,822

Indebtedness, net related to assets held for sale (3)	1 hotel	December 2022	LIBOR (1) + 4.40%	29,700	—
				$3,873,243	$3,887,822
_____________________________
(1)    LIBOR rates were 1.787% and 0.101% at June 30, 2022 and December 31, 2021, respectively.
(2)    This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.25%.
(3)    On June 7, 2022, we amended this mortgage loan. Terms of the amendment included a $3.2 million principal repayment, the maturity date was extended to December 2022, and the interest rate spread increased to 4.40%. This mortgage loan has a LIBOR floor of 0.25%.
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
(6)     This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.25%.
(7)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
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
(11)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in June 2022.
(12)    This term loan has two one-year extension options, subject to satisfaction of certain conditions.
(13)    This mortgage loan has two one-year extension options, subject to the satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.10%.
(14)     As of June 30, 2022, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheets and statements of operations. On July 1, 2022, this mortgage loan was brought current and is no longer in default.
(15)     This mortgage loan has one one-year extension option, subject to the satisfaction of certain conditions.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2022	2021	2022	2021
Interest expense, net of discount amortization	$(2,913)	$(228)	$(5,611)	$(2,693)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method, which is included in “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
During the years ended December 31, 2021 and 2020 the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into the loan balance was $0 and $32.6 million during the three and six months ended June 30, 2021. No gain or loss was initially recognized as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. The amount of the capitalized principal that was amortized during the three and six months ended June 30, 2022 and 2021, was $3.8 million and $7.6 million and $10.6 million and $27.6 million, respectively. These amounts are included in “interest expense and amortization of discounts and loan costs” in the consolidated statement of operations.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of June 30, 2022, we were in compliance with all covenants related to mortgage loans for which we entered into forbearance and other agreements. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”) (the “Oaktree Credit Agreement”). The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Notes Receivable, net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	June 30, 2022	December 31, 2021
Construction Financing Note (1) (4)
Face amount	7.0%	$—	$4,000
Certificate of Occupancy Note (2) (4)
Face amount	7.0%	$5,250	$5,250
Discount (3)		(361)	(527)
		4,889	4,723
Notes receivable, net		$4,889	$8,723
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
(4)    The notes receivable are secured by the 1.65-acre land parcel adjacent to the Hilton St. Petersburg Bayfront.
No cash interest income was recorded for the three and six months ended June 30, 2022 and 2021.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2022	2021	2022	2021
Other income (expense)	$84	$147	$166	$292
As of June 30, 2022 and December 31, 2021, the expected credit loss associated with the notes receivables was immaterial.
For the three and six months ended June 30, 2021, we received reimbursement of $120,000 and $240,000, respectively, for parking fees and recognized income of $5,000 and $9,000, respectively, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel was in development.
On August 31, 2021, the parking parcel was completed and we obtained access to utilize the parking parcel.
For the three and six months ended June 30, 2022 and 2021, respectively, we recognized imputed interest income as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2022	2021	2022	2021
Other income (expense)	$—	$79	$—	$157
9. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and our cash flows, which include interest rate caps. To mitigate the nonperformance risk, we routinely use a third-party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Six Months Ended June 30,
	2022		2021
Interest rate caps:
Notional amount (in thousands)	$2,873,651	(1)	$3,206,301	(1)
Strike rate low end of range	3.00%		3.00%
Strike rate high end of range	4.00%		4.00%
Effective date range	January 2022 - June 2022		January 2021 - May 2021
Termination date range	January 2023 - July 2023		November 2021 - December 2022
Total cost (in thousands)	$5,255		$534
_______________
(1)These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	June 30, 2022		December 31, 2021
Interest rate caps:
Notional amount (in thousands)	$3,525,751	(1)	$3,597,301	(1)
Strike rate low end of range	2.00%		2.00%
Strike rate high end of range	4.00%		4.00%
Termination date range	November 2022 - November 2024		February 2022 - November 2024
Aggregate principal balance on corresponding mortgage loans (in thousands)	$3,504,500		$3,438,714
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2022, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 1.787% to 3.520% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the June 30, 2022 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the recovery rate assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of June 30, 2022.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at January 1, 2021	$—
Additions	43,681
Re-measurement of fair value	(1,279)
Balance at March 31, 2021	$42,402
Re-measurement of fair value	2,676
Balance at June 30, 2021	$45,078
Re-measurement of fair value	(6,125)
Balance at September 30, 2021	$38,953
Re-measurement of fair value	(11,047)
Balance at December 31, 2021	$27,906
Re-measurement of fair value	(932)
Balance at March 31, 2022	$26,974
Re-measurement of fair value	(2,977)
Balance at June 30, 2022	$23,997
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2022:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$11,132	$—	$11,132	(1)
Total	$—	$11,132	$—	$11,132
Liabilities
Embedded debt derivative	$—	$—	$(23,997)	$(23,997)	(2)
Net	$—	$11,132	$(23,997)	$(12,865)

December 31, 2021:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$501	$—	$501	(1)
Total	$—	$501	$—	$501
Liabilities
Embedded debt derivative	$—	$—	$(27,906)	$(27,906)
Net	$—	$501	$(27,906)	$(27,405)	(2)
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

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2022		2021
Assets
Derivative assets:
Interest rate derivatives - floors	$—		$(319)
Interest rate derivatives - caps	3,097		(241)
Total	3,097		(560)
Liabilities
Derivative liabilities:
Embedded debt derivative	2,977		(2,676)
Net	$6,074		$(3,236)

Total combined
Interest rate derivatives - floors	$—		$(319)
Interest rate derivatives - caps	3,097		(241)
Embedded debt derivative	2,977		(2,676)
Unrealized gain (loss) on derivatives	6,074	(1)	(3,236)	(1)
Net	$6,074		$(3,236)
____________________________________
(1)    Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

	Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2022		2021
Assets
Derivative assets:
Interest rate derivatives - floors	$—		$(390)
Interest rate derivatives - caps	5,376		(530)
Total	5,376		(920)

Liabilities
Derivative liabilities:
Embedded debt derivative	3,909		(1,397)
Net	$9,285		$(2,317)

Total combined
Interest rate derivatives - floors	$—		$(390)
Interest rate derivatives - caps	5,376		(530)
Embedded debt derivative	3,909		(1,397)
Unrealized gain (loss) on derivatives	9,285	(1)	(2,317)	(1)
Net	$9,285		$(2,317)
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

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$11,132	$11,132	$501	$501
Financial liabilities measured at fair value:
Embedded debt derivative	$23,997	$23,997	$27,906	$27,906

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$538,406	$538,406	$592,110	$592,110
Restricted cash (1)	126,555	126,555	99,534	99,534
Accounts receivable, net (1)	57,206	57,206	37,720	37,720
Notes receivable, net	4,889	4,645 to 5,134	8,723	8,287 to 9,159
Due from Ashford Inc., net	—	—	25	25
Due from related parties, net	6,232	6,232	7,473	7,473
Due from third-party hotel managers	24,684	24,684	26,896	26,896

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,845,578	$3,475,706 to $3,841,566	$3,851,845	$3,407,210 to $3,765,858
Accounts payable and accrued expenses (1)	132,975	132,975	117,650	117,650
Accrued interest payable (1)	11,068	11,068	15,432	15,432
Dividends and distributions payable	3,104	3,104	3,104	3,104
Due to Ashford Inc., net	1,123	1,123	—	—
Due to related parties, net	—	—	728	728
Due to third-party hotel managers	1,498	1,498	1,204	1,204
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of June 30, 2022.
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $4.9 million at June 30, 2022 and approximately 95.0% to 105.0% of the carrying value of $8.7 million as of December 31, 2021.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 90.4% to 99.9% of the carrying value of $3.8 billion at June 30, 2022 and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
approximately 88.5% to 97.8% of the carrying value of $3.9 billion at December 31, 2021. These fair value estimates are considered a Level 2 valuation technique.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(6,170)	$(64,292)	$(61,600)	$(167,330)
Less: Dividends on preferred stock	(3,104)	—	(6,207)	—
Add: Dividend reversal on preferred stock, net (1)	—	2,709	—	3,527
Add: Gain (loss) on extinguishment of preferred stock	—	(7,887)	—	2,748
Add: Claw back of dividends on cancelled performance stock units	—	—	—	178
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(9,274)	$(69,470)	$(67,807)	$(160,877)
Weighted average common shares outstanding:
Weighted average shares outstanding - basic and diluted	34,330	15,957	34,300	12,178

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.27)	$(4.35)	$(1.98)	$(13.21)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.27)	$(4.35)	$(1.98)	$(13.21)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(76)	$(956)	(1)	$(448)	$(3,227)	(1)
Total	$(76)	$(956)		$(448)	$(3,227)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	—	77		—	39
Effect of unvested performance stock units	—	37		—	18
Effect of assumed conversion of operating partnership units	281	243		258	222
Effect of assumed issuance of shares for term loan exit fee	1,745	1,745		1,745	1,599
Total	2,026	2,102		2,003	1,878
_______________
(1)Inclusive of preferred stock dividend of $36 and $56 for the three and six months ended June 30, 2021 allocated to redeemable noncontrolling interests in operating partnership.

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
In March 2022, the Company granted approximately 1.2 million Performance LTIP units, representing 250% of the target, with a grant date fair value $10.02 per share and a vesting period of three years. During the second quarter, the Company’s stockholders approved an increase to the incentive stock plan, which is sufficient to cover the expected settlements as of June 30, 2022. The 2022 awards, which were originally classified as liability awards, are now classified as equity awards, within temporary equity, which resulted in a remeasurement of the award at a new fair value of $5.64 per share.
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
As of June 30, 2022, there were approximately 1.3 million Performance LTIP units outstanding, representing 200% of the target number granted for the 2020 grants and 250% for the 2021 and 2022 grants.
In May 2022, approximately 81,000 LTIP units were issued to independent directors with a fair value of approximately $450,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2022.
As of June 30, 2022, we have issued a total of approximately 1.6 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 1.3 million units (1.2 million

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common units converted to stock	—	1	—	1
Fair value of common units converted	$—	$41	$—	$41
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	June 30, 2022	December 31, 2021
Redeemable noncontrolling interests (in thousands)	$21,308	$22,742
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	184,329	186,756
Ownership percentage of operating partnership	0.81%	0.63%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allocated net (income) loss to the redeemable noncontrolling interests	$76	$956	$448	$3,227
Performance LTIP dividend claw back upon cancellation	—	—	—	(454)
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
In May 2022, approximately 16,000 shares of common stock were issued to independent directors with a fair value of approximately $90,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2022.
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
In March 2022, 34,000 PSUs with a fair value of $344,000 and a vesting period of three years were granted. The 2022 awards may be settled in cash or shares of common stock of the Company solely at the option of the Company. During the second quarter, the Company’s stockholders approved an increase to the incentive stock plan, which is sufficient to cover the expected settlements as of June 30, 2022. The 2022 awards, which were originally classified as liability awards, are now classified as equity awards, which resulted in a remeasurement of the award at a new fair value of $194,000.
Common Stock Resale Agreement—On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”) pursuant to which the Company may issue or sell to M3A up to 6.0 million shares of the Company’s common stock from time to time during the term of the M3A Purchase Agreement. Meanwhile, both parties also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of shares of common stock that are issued to M3A under the M3A Purchase Agreement. The Company originally filed a registration statement on Form S-11 on September 10, 2021, which was declared effective by the SEC on September 29, 2021. In connection with the Company’s recent eligibility to use a Form S-3, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement. As of June 30, 2022, the Company had issued 900,000 shares. The Company did not issue any shares during the three and six months ended June 30, 2022 and 2021.
At-the-Market-Equity Distribution Agreement—On April 11, 2022, the Company entered into an equity distribution agreement (the “Virtu Equity Distribution Agreement”) with Virtu Americas LLC (“Virtu”), to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 3, 2022, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
Preferred Dividends—The board of directors declared quarterly dividends per share as presented below:

	Three Months Ended June 30,
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
Stock Repurchases—On April 6, 2022 the board of directors approved a stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors’ authorized in December 2017. No shares of our common stock or preferred stock were repurchased during the three and six months ended June 30, 2022 and 2021, respectively.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advisory services fee
Base advisory fee	$8,613	$9,006	$17,348	$17,741
Reimbursable expenses (1)	2,364	1,621	4,935	3,212
Equity-based compensation (2)	1,451	2,455	3,380	4,290
Incentive fee	(151)	6,472	—	6,472
Total advisory services fee	$12,277	$19,554	$25,663	$31,715
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Due from related parties, net as of June 30, 2022 and December 31, 2021 includes a $1.2 million security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Ashford Trust, Braemar Hotels & Resorts Inc. (“Braemar”), their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc.’s risk management department manages the casualty insurance program. Each year Ashford Inc.’s risk management department collects funds from Ashford Trust, Braemar and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
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
Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of June 30, 2022, the Company has paid $5.1 million related to periodic installments of which approximately $5.0 million has been expensed in accordance with the agreement. Additionally, the independent members of the board of directors of Ashford Inc. accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. Approximately $149,000 may be offset against fees under the agreement that are eligible for claw back under the agreement. The $149,000 was offset against the April 2022 base advisory fee payment. Further, the Company has incurred approximately $8.7 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. For the three and six months ended June 30, 2022, the Company recognized expense of $0 and $643,000, respectively, which is included in “write-off of premiums, loan costs and exit fees.” For the three and six months ended June 30, 2021, the Company recognized expense of $643,000 and $4.3 million, respectively, which is included in “write-off of premiums, loan costs and exit fees.” The Lismore Agreement expired on April 6, 2022.
In June 2022 the Company entered into modification agreements on six mortgage loans associated with the terms of each loan’s extension options. In connection with the modification agreements the Company paid a fee of $607,000 to Lismore. Additionally the Company paid a fee of $83,000 to Lismore associated with the Ann Arbor Sheraton mortgage loan amendment.
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed to Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an amended and restated true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised on their behalf, respectively, through Ashford Securities. On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
As of June 30, 2022, Ashford Trust has funded approximately $4.7 million. As of June 30, 2022 and December 31, 2021, $653,000 and $632,000, respectively, of the pre-funded amounts were included in “other assets” on our consolidated balance sheets.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2022	2021	2022	2021
Corporate, general and administrative	$664	$—	$1,191	$19
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
Hotel Management Services
At June 30, 2022, Remington Hotels managed 68 of our 100 hotel properties and the WorldQuest condominium properties.
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
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2022, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at June 30, 2022, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2023 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. A franchise termination could have a material adverse effect on the operations or the underlying value of the affected hotel due to loss of associated name recognition, marketing support, and centralized reservation systems provided by the franchisor. A franchise termination could also have a material adverse effect on cash available for distribution to stockholders. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2022	2021	2022	2021
Other hotel expenses	$16,561	$10,316	$28,173	$16,054
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2022, we pay monthly hotel management fees equal to the greater of approximately $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2023 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board (“NLRB”) filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of June 30, 2022, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
$1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of 20 years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. This litigation was resolved in 2017 with the determination and reimbursement of attorney’s fees being the only remaining dispute. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorneys’ fees are still ongoing, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. As of June 30, 2022, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgement in favor of the plaintiffs. Based on the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, a settlement was reached, signed by the parties and approved by the Court in June 2022. The settlement requires the Company to establish a settlement fund. The Company previously recorded an accrual of approximately $4.2 million. As of June 30, 2022, the Company has paid $100,000 and the accrual is approximately $4.1 million.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2022, no amounts have been accrued.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of June 30, 2022 and December 31, 2021, all of our hotel properties were domestically located.

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
EXECUTIVE OVERVIEW
General
As of June 30, 2022, we owned 100 consolidated hotel properties which represents 22,313 total rooms. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2022, Remington Hotels, a subsidiary of Ashford Inc., managed 68 of our 100 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of June 30, 2022, owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of June 30, 2022, would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.7%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
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
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. On April 28, 2022, we filed with the State Department of Assessments and Taxation of the State of Maryland articles supplementary to our Articles of Amendment and Restatement classifying and designating an aggregate of 28,000,000 shares of our unissued and undesignated shares of preferred stock and provided for their issuance either as shares of Series J Preferred Stock or Series K Preferred Stock. We also caused our operating partnership to execute Amendment No. 10 to the Seventh Amended and Restated Agreement of Limited Partnership to amend the terms of our operating partnership to conform to the terms of the articles supplementary for the Series J Preferred Stock and Series K Preferred Stock. As of August 3, 2022, no shares of Series J Preferred Stock or Series K Preferred Stock have been issued.
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
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 3, 2022, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.

On April 15, 2022, Ashford Inc. and Ashford Hospitality Services, LLC, a subsidiary of Ashford Inc. (“Ashford Services”), agreed with Jeremy Welter, the Chief Operating Officer of Ashford Inc., that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to Ashford Inc., Ashford Services and their affiliates. Mr. Welter is also the Chief Operating Officer of the Company and accordingly his service as Chief Operating Officer of the Company also ended on July 15, 2022.
On June 7, 2022, we amended our $33.2 million mortgage loan, secured by the Sheraton Ann Arbor hotel, which extended the maturity to December 2022 and included a $3.2 million principal repayment. The amended mortgage loan is interest only and bears interest at a rate of LIBOR + 4.40%, and has a LIBOR floor of 0.25%.
On July 1, 2022, the Bank of America Pool 3 mortgage loan was brought current and is no longer in default.
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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Favorable/ (Unfavorable) Change	Six Months Ended June 30,		Favorable/ (Unfavorable) Change
	2022	2021		2022	2021
Total revenue	$348,095	$193,412	$154,683	$595,233	$309,242	$285,991
Total hotel operating expenses	(221,156)	(134,432)	(86,724)	(397,934)	(225,979)	(171,955)
Property taxes, insurance and other	(17,289)	(17,128)	(161)	(33,748)	(34,599)	851
Depreciation and amortization	(50,896)	(55,595)	4,699	(103,016)	(113,222)	10,206
Advisory services fee	(12,277)	(19,554)	7,277	(25,663)	(31,715)	6,052
Corporate, general and administrative	(4,510)	(2,702)	(1,808)	(7,614)	(9,699)	2,085
Gain (loss) on disposition of assets and hotel properties	181	361	(180)	284	292	(8)
Operating income (loss)	42,148	(35,638)	77,786	27,542	(105,680)	133,222
Equity in earnings (loss) of unconsolidated entities	(151)	(141)	(10)	(304)	(278)	(26)
Interest income	526	—	526	577	13	564
Other income (expense)	84	245	(161)	185	474	(289)
Interest expense and amortization of discounts and loan costs	(48,393)	(35,736)	(12,657)	(91,952)	(69,000)	(22,952)
Write-off of premiums, loan costs and exit fees	(971)	(787)	(184)	(1,698)	(4,166)	2,468
Gain (loss) on extinguishment of debt	—	10,604	(10,604)	—	10,604	(10,604)
Unrealized gain (loss) on derivatives	6,074	(3,236)	9,310	9,285	(2,317)	11,602
Income tax (expense) benefit	(5,563)	(572)	(4,991)	(5,683)	(301)	(5,382)
Net income (loss)	(6,246)	(65,261)	59,015	(62,048)	(170,651)	108,603
(Income) loss attributable to noncontrolling interest in consolidated entities	—	13	(13)	—	94	(94)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	76	956	(880)	448	3,227	(2,779)
Net income (loss) attributable to the Company	$(6,170)	$(64,292)	$58,122	$(61,600)	$(167,330)	$105,730
All hotel properties owned during the three and six months ended June 30, 2022 and 2021 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for three and six months ended June 30, 2022 and 2021. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Le Meridien Minneapolis (1)	Minneapolis, MN	Disposition	January 20, 2021
SpringHill Suites Durham (1)	Durham, NC	Disposition	April 29, 2021
SpringHill Suites Charlotte (1)	Charlotte, NC	Disposition	April 29, 2021
____________________________________
(1)    Collectively referred to as “Hotel Dispositions”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RevPAR (revenue per available room)	$134.54	$77.86	$115.61	$62.65
Occupancy	73.34%	57.06%	65.88%	49.65%
ADR (average daily rate)	$183.45	$136.46	$175.49	$126.18

The following table illustrates the key performance indicators of the 100 comparable hotel properties and WorldQuest that were included for the full three and six June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RevPAR (revenue per available room)	$134.54	$77.98	$115.61	$62.87
Occupancy	73.34%	57.05%	65.88%	49.63%
ADR (average daily rate)	$183.45	$136.68	$175.49	$126.66
Comparison of the Three Months Ended June 30, 2022 and 2021
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $58.1 million, from $64.3 million for the three months ended June 30, 2021 (the “2021 quarter”) to $6.2 million for the three months ended June 30, 2022 (the “2022 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $115.5 million, or 72.2%, to $275.5 million in the 2022 quarter compared to the 2021 quarter. This increase is attributable to higher rooms revenue of $115.8 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic partially offset by a decrease of $310,000 from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 34.2% in room rates and 1,629 basis points in occupancy.
Food and beverage revenue increased $34.5 million, or 173.8%, to $54.3 million. This increase is attributable to higher sales of food and beverage of $34.5 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $4.4 million, or 34.2%, to $17.4 million. This increase is primarily attributable to an increase of $4.4 million at our comparable hotel properties as our hotel properties recover from the effects of the COVID-19 pandemic. Other non-hotel revenue increased $273,000, or 49.2%, to $828,000 in the 2022 quarter as compared to the 2021 quarter.
Hotel Operating Expenses. Hotel operating expenses increased $86.7 million, or 64.5%, to $221.2 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $46.6 million in the 2022 quarter as compared to the 2021 quarter, as our hotel properties recover from the effects of the COVID-19 pandemic, which was comprised of an increase of $46.7 million from our comparable hotel properties and WorldQuest partially offset by a decrease of $135,000 from our Hotel Dispositions. Direct expenses were 28.8% of total hotel revenue for the 2022 quarter and 27.7% for the 2021 quarter. Indirect expenses and management fees increased $40.2 million in the 2022 quarter as compared to the 2021 quarter, which was comprised of an increase of $40.4 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic partially offset by a decrease of $231,000 from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $161,000, or 0.9%, to $17.3 million during the 2022 quarter compared to the 2021 quarter, which was due to an increase of $184,000 from our comparable hotel properties and WorldQuest partially offset by a decrease of $23,000 at our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization decreased $4.7 million, or 8.5%, to $50.9 million during the 2022 quarter compared to the 2021 quarter, which was primarily due to a decrease of $4.7 million from our comparable hotel properties and WorldQuest.
Advisory Services Fee. Advisory services fee decreased $7.3 million, or 37.2%, to $12.3 million in the 2022 quarter compared to the 2021 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2022 quarter, the advisory services fee was comprised of a base advisory fee of $8.6 million, equity-based compensation of $1.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $2.4 million and an incentive fee reversal of $151,000. In the 2021 quarter, the advisory services fee was comprised of a base advisory fee of $9.0 million, equity-based compensation of $2.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $1.6 million and an incentive fee of $6.5 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $1.8 million, or 66.9%, to $4.5 million during the 2022 quarter compared to the 2021 quarter. The increase was primarily attributable to higher legal and professional fees of $285,000, higher reimbursed operating expenses of Ashford Securities paid by Ashford Trust of $664,000, higher public company costs of $359,000, and higher other miscellaneous expenses of $473,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain on disposition of assets and hotel properties decreased $180,000 from $361,000 in the 2021 quarter to $181,000 in the 2022 quarter. The gain in the 2021 quarter of $361,000 was primarily related to a franchise fee reimbursement related to the disposition of the Embassy Suites New York Manhattan Times Square. The gain in the 2022 quarter was primarily related to the sale of three WorldQuest condominiums.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities, which consists of our share of earnings/loss from OpenKey, was $151,000 in the 2022 quarter and $141,000 in the 2021 quarter.
Interest Income. Interest income was $526,000 and $0 for the 2022 quarter and the 2021 quarter, respectively.
Other Income (Expense). Other income (expense) changed $161,000 from other expense of $245,000 in the 2021 quarter, to other income of $84,000 in the 2022 quarter. In the 2022 quarter, we recorded miscellaneous income of $84,000. In the 2021 quarter, we recorded miscellaneous income of $245,000.
Interest expense and amortization of discounts and loan costs. Interest expense and amortization of discounts and loan costs increased $12.7 million, or 35.4%, to $48.4 million during the 2022 quarter compared to the 2021 quarter. The increase is primarily due to $3.8 million at our comparable hotel properties primarily due to higher LIBOR rates, a $2.4 million increase attributable to the amortization of the embedded debt derivative of the Oaktree loan and lower credits to interest expense of $6.5 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. These increases were partially offset by a decrease of $81,000 from our Hotel Dispositions. The average LIBOR rates in the 2022 quarter and the 2021 quarter were 1.02% and 0.10%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $184,000 to $971,000 in the 2022 quarter compared to the 2021 quarter. In the 2022 quarter, we recognized Lismore fees of $690,000 related to loan modifications and $281,000 related to third-party fees, for a total of $971,000. In the 2021 quarter, we executed amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. In conjunction with these amendments, third-party fees incurred were $144,000 and Lismore fees incurred were $643,000, totaling $787,000.
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $10.6 million in the 2021 quarter, which related to the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $9.3 million from a loss of $3.2 million in the 2021 quarter to a gain of $6.1 million in the 2022 quarter. In the 2022 quarter, we recognized an unrealized gain of $3.0 million from the revaluation of the embedded debt derivative and an unrealized gain of $3.1 million associated with interest rate caps. In the 2021 quarter, we recognized an unrealized loss of $319,000 on interest rate floors, an unrealized loss of $241,000 associated with interest rate caps and a $2.7 million unrealized loss from the revaluation of the embedded debt derivative.
Income Tax (Expense) Benefit. Income tax expense increased $5.0 million, from $572,000 in the 2021 quarter to $5.6 million in the 2022 quarter. This change was primarily due to an increase in the profitability of our TRS entities in the 2022 quarter compared to the 2021 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $13,000 in the 2021 quarter. On December 31, 2021, the Company acquired the remaining interest in the consolidated entities.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $76,000 in the 2022 quarter and $448,000 in the 2021 quarter. Redeemable noncontrolling interests represented ownership interests of 0.81% and 1.36% in the operating partnership at June 30, 2022 and 2021, respectively.

Comparison of the Six Months Ended June 30, 2022 and 2021
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $105.7 million from $167.3 million for the six months ended June 30, 2021 (the “2021 period”) to $61.6 million for the six months ended June 30, 2022 (the “2022 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $213.7 million, or 83.1%, to $470.9 million in the 2022 period compared to the 2021 period. This increase is attributable to higher rooms revenue of $214.8 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic, partially offset by a decrease of $1.1 million from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 38.6% in room rates and an increase of 1,625 basis points in occupancy.
Food and beverage revenue increased $63.3 million, or 228.3%, to $91.1 million in the 2022 period compared to the 2021 period. This increase is attributable to higher sales of food and beverage of $63.3 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $8.4 million, or 36.1%, to $31.9 million in the 2022 period compared to the 2021 period. This increase is attributable to higher other revenue of $8.5 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic partially offset by a decrease of $43,000 from our Hotel Dispositions. Other revenue increased $500,000, or 53.2%, to $1,440,000 in the 2022 period compared to the 2021 period.
Hotel Operating Expenses. Hotel operating expenses increased $172.0 million, or 76.1%, to $397.9 million in the 2022 period compared to the 2021 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $92.7 million in the 2022 period compared to the 2021 period, comprised of an increase of $93.2 million from our comparable hotel properties and WorldQuest as our hotel properties continue to recover from the effects of the COVID-19 pandemic and partially offset by a decrease of $452,000 from our Hotel Dispositions. Direct expenses were 30.0% of total hotel revenue for the 2022 period and 27.7% for the 2021 period. Indirect expenses and management fees increased $79.2 million in the 2022 period compared to the 2021 period, comprised of an increase of $80.1 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and partially offset by a decrease of $891,000 from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $851,000 or 2.5%, to $33.7 million in the 2022 period compared to the 2021 period, which was primarily due to a decrease of $142,000 from our Hotel Dispositions and $709,000 at our comparable hotel properties primarily due to real estate assessments or appeals that resulted in lower property taxes.
Depreciation and Amortization. Depreciation and amortization decreased $10.2 million or 9.0%, to $103.0 million in the 2022 period compared to the 2021 period, which consisted of lower depreciation of $206,000 as a result of our Hotel Dispositions and lower depreciation of $10.0 million at our comparable hotel properties and WorldQuest primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee decreased $6.1 million, or 19.1%, to $25.7 million in the 2022 period compared to the 2021 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2022 period, the advisory services fee was comprised of a base advisory fee of $17.3 million, equity-based compensation of $3.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $4.9 million. In the 2021 period, the advisory services fee was comprised of a base advisory fee of $17.7 million, equity-based compensation of $4.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $3.2 million and an incentive fee of $6.5 million.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $2.1 million, or 21.5%, to $7.6 million in the 2022 period compared to the 2021 period. The decrease was primarily attributable to lower legal and professional fees of $4.6 million, partially offset by higher reimbursed operating expenses of Ashford Securities paid by the Company of $1.2 million, higher public company costs of $497,000 and higher miscellaneous expenses of $773,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain (loss) on disposition of assets and hotel properties decreased $8,000, from a gain of $292,000 in the 2021 period to a gain of $284,000 in the 2022 period. The gain in the 2021 period was primarily related to a franchise fee reimbursement related to the disposition of the Embassy Suites New York Manhattan Times Square. The gain in the 2022 period was primarily related to a gain related to the sale of six WorldQuest condominiums.

Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $304,000 in the 2022 period and $278,000 in the 2021 period, which consisted of our share of loss from OpenKey.
Interest Income. Interest income was $577,000 and $13,000 in the 2022 period and the 2021 period, respectively.
Other Income (Expense). In the 2022 period we recorded miscellaneous income of $185,000. In the 2021 period, we recorded miscellaneous income of $474,000.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $23.0 million, or 33.3%, to $92.0 million in the 2022 period compared to the 2021 period. The increase was primarily due to a $1.1 million increase at our comparable hotel properties primarily due to higher LIBOR rates, $4.5 million attributable to amortization of the embedded debt derivative and the Oaktree term loan as a result of it being outstanding for the all of 2022 and lower credits to interest expense of $17.6 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. These increases were partially offset by a decrease of $296,000 from our Hotel Dispositions. The average LIBOR rates in the 2022 period and the 2021 period were 0.62% and 0.11%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $2.5 million to $1.7 million in the 2022 period compared to the 2021 period. In the 2022 period, we recognized Lismore fees of $643,000 that reflects the amortization over the service period of the Lismore Agreement (see note 15 to our consolidated financial statements) and Lismore fees of $690,000 related to loan modifications and $365,000 related to third-party fees, totaling $1.7 million. In the 2021 period, we executed several amendments with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Lismore fees incurred in conjunction with these amendments were $4.3 million, which were partially offset by a net credit of $173,000 related to third-party fees, totaling $4.2 million.
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $10.6 million in the 2021 period, which related to the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives changed $11.6 million from a loss of $2.3 million in the 2021 period to a gain of $9.3 million in the 2022 period. In the 2022 period, we recorded an unrealized gain of $3.9 million from the revaluation of the embedded debt derivative in the Oaktree Agreement and an unrealized gain of $5.4 million from interest rate caps. In the 2021 period, we recorded unrealized losses of $1.4 million from the revaluation of the embedded debt derivative, $390,000 from interest rate floors and $530,000 from interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $5.4 million, from $301,000 in the 2021 period to $5.7 million in the 2022 period. This change was primarily due to an increase in the profitability of our TRS entities in the 2022 period compared to the 2021 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities were allocated a loss of $94,000 in the 2021 period. On December 31, 2021, the Company acquired the remaining interest in the consolidated entities.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $448,000 and $3.2 million in the 2022 period and the 2021 period, respectively. Redeemable noncontrolling interests represented ownership interests of 0.81% and 1.36% in the operating partnership at June 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The prolonged presence of COVID-19 has continued to impact the Company’s operating results and cash flows. However, the Company has taken significant steps to improve its operating results and liquidity and expects to achieve pre-pandemic RevPAR by 2023 and hotel operating levels by 2024. Additionally, as of June 30, 2022, the Company held cash and cash equivalents of $538.4 million and restricted cash of $126.6 million, the vast majority of which is comprised of lender and manager-held reserves. As of June 30, 2022, $24.7 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels decline below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts, primarily other corporate general and administrative expenditures, would require consent of our lenders. These cash trap provisions have been triggered on nearly all of our mortgage loans containing cash trap provisions. As of June 30, 2022, 85% of our hotels were in cash traps and approximately $6.1 million of our restricted cash was subject to these cash traps. Additionally, at June 30, 2022, there was approximately $12.8 million of restricted cash associated with one mortgage loan that is no longer in a cash trap as of that date, which was subsequently released. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of August 3, 2022, the Company is not expecting to be required to repay all or a portion of our indebtedness before maturity.
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
We are committed to an investment strategy where we will pursue hotel-related investments as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from cash on hand, future borrowings under a credit facility or other loans, or proceeds from additional issuances of common stock, preferred stock (including net proceeds from the sale of any shares of Series J Preferred Stock or Series K Preferred Stock), or other securities, asset sales, and joint ventures. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments. We may, when conditions are suitable, consider additional capital raising opportunities.
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
Debt Transactions
On June 7, 2022, we amended our $33.2 million mortgage loan, secured by the Sheraton Ann Arbor hotel, which extended the maturity to December 2022 and included a $3.2 million principal repayment. The amended mortgage loan is interest only and bears interest at a rate of LIBOR + 4.40%, and has a LIBOR floor of 0.25%.
On July 1, 2022, the Bank of America Pool 3 mortgage loan was brought current and is no longer in default.
Equity Transactions
On March 1, 2022, the Company filed a new universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement provides for the registration of unspecified amounts of equity and debt securities with a maximum aggregate offering price of up to $300 million. The SEC declared the Form S-3 effective on April 1, 2022.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. On April 28, 2022, we filed with the State Department of Assessments and Taxation of the State of Maryland articles supplementary to our Articles of Amendment and Restatement classifying and designating an aggregate of 28,000,000 shares of our unissued and undesignated shares of preferred stock and provided for their issuance either as shares of Series J Preferred Stock or Series K Preferred Stock. We also caused our operating partnership to execute Amendment No. 10 to the Seventh Amended and Restated Agreement of Limited Partnership to amend the terms of our operating partnership to conform to the terms of the articles supplementary for the Series J Preferred Stock and Series K Preferred Stock. As of August 3, 2022, no shares of Series J Preferred Stock or Series K Preferred Stock have been issued. We intend to use the net proceeds from the sale of any shares of Series J Preferred Stock or Series K Preferred Stock for general corporate purposes, including, without limitation, payment of dividends on our outstanding capital stock, repayment of debt or other maturing obligations, financing future hotel-related investments, redemption of outstanding shares of our preferred stock, capital expenditures and working capital.
On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. On

September 10, 2021, the Company filed a registration statement on Form S-11, which was declared effective by the SEC on September 29, 2021, to register for resale under the Securities Act, 6,040,888 shares of Common Stock that may be issued to M3A under the M3A Purchase Agreement. In connection with the Company’s recent eligibility to use a Form S-3, the Company filed a Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement. As of August 3, 2022, the Company has issued approximately 900,000 shares of common stock for gross proceeds of approximately $12.9 million under the M3A Purchase Agreement.
On April 6, 2022 the board of directors approved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the 2017 Repurchase Program that the board of directors’ authorized in December 2017. No shares have been repurchased under the Repurchase Program.
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 3, 2022, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $35.7 million and $(114.6) million for the six months ended June 30, 2022 and 2021, respectively. Cash flows used in operations were impacted by the COVID-19 pandemic, changes in hotel operations, our hotel dispositions in 2021 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2022, net cash flows used in investing activities were $37.0 million. Cash outflows consisted of $42.8 million for capital improvements made to various hotel properties partially offset by cash inflows of $783,000 from proceeds received from the sale of six WorldQuest condominium units, $1.0 million of proceeds from property insurance and $4.0 million of proceeds from notes receivable.
For the six months ended June 30, 2021, net cash flows used in investing activities were $4.4 million. Cash outflows primarily consisted of $13.5 million for capital improvements made to various hotel properties. Cash outflows were partially offset by cash inflows of $7.3 million from proceeds received from the sale of the Le Meridien Minneapolis and $1.8 million of proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2022, net cash flows provided by financing activities were $25.4 million. Cash outflows primarily consisted of $11.9 million for repayments of indebtedness, $1.7 million for payments of loan costs and exit fees, $6.2 million of payments for preferred dividends and $5.3 million of payments for derivatives.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(6,246)	$(65,261)	$(62,048)	$(170,651)
Interest expense and amortization of discounts and loan costs	48,393	35,736	91,952	69,000
Depreciation and amortization	50,896	55,595	103,016	113,222
Income tax expense (benefit)	5,563	572	5,683	301
Equity in (earnings) loss of unconsolidated entities	151	141	304	278
Company’s portion of EBITDA of unconsolidated entities	(151)	(140)	(304)	(275)
EBITDA	98,606	26,643	138,603	11,875
(Gain) loss on disposition of assets and hotel properties	(181)	(361)	(284)	(292)
EBITDAre	98,425	26,282	138,319	11,583
Amortization of unfavorable contract liabilities	42	53	95	106
Write-off of premiums, loan costs and exit fees	971	787	1,698	4,166
(Gain) loss on extinguishment of debt	—	(10,604)	—	(10,604)
Other (income) expense, net	(84)	(245)	(185)	(474)
Transaction and conversion costs	914	413	1,573	1,922
Legal, advisory and settlement costs	12	1,849	37	4,496
Unrealized (gain) loss on derivatives	(6,074)	3,236	(9,285)	2,317
Dead deal costs	280	—	280	689
Uninsured remediation costs	—	—	—	374
Stock/unit-based compensation	2,038	3,105	4,049	5,049
Advisory services incentive fee	(151)	6,472	—	6,472
Company’s portion of adjustments to EBITDAre of unconsolidated entities	(1)	2	11	12
Adjusted EBITDAre	$96,372	$31,350	$136,592	$26,108

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
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(6,246)	$(65,261)	$(62,048)	$(170,651)
(Income) loss attributable to noncontrolling interest in consolidated entities	—	13	—	94
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	76	956	448	3,227
Preferred dividends	(3,104)	2,709	(6,207)	3,527
Gain (loss) on extinguishment of preferred stock	—	(7,887)	—	2,748
Net income (loss) attributable to common stockholders	(9,274)	(69,470)	(67,807)	(161,055)
Depreciation and amortization of real estate	50,896	55,559	103,016	113,149
(Gain) loss on disposition of assets and hotel properties	(181)	(361)	(284)	(292)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(76)	(956)	(448)	(3,227)
Equity in (earnings) loss of unconsolidated entities	151	141	304	278
Company’s portion of FFO of unconsolidated entities	(151)	(140)	(304)	(276)
FFO available to common stockholders and OP unitholders	41,365	(15,227)	34,477	(51,423)
(Gain) loss on extinguishment of preferred stock	—	7,887	—	(2,748)
Write-off of premiums, loan costs and exit fees	971	787	1,698	4,166
(Gain) loss on extinguishment of debt	—	(10,604)	—	(10,604)
Other (income) expense, net	(84)	(245)	(185)	(474)
Transaction and conversion costs	914	413	1,573	2,296
Legal, advisory and settlement costs	12	1,849	37	4,496
Unrealized (gain) loss on derivatives	(6,074)	3,236	(9,285)	2,317
Dead deal costs	280	—	280	689
Uninsured remediation costs	—	—	—	374
Stock/unit-based compensation	2,038	3,105	4,049	5,049
Amortization of term loan exit fee	2,896	211	5,577	2,660
Amortization of loan costs	2,403	2,866	4,802	7,757
Advisory services incentive fee	(151)	6,472	—	6,472
Company’s portion of adjustments to FFO of unconsolidated entities	(1)	2	11	12
Adjusted FFO available to common stockholders and OP unitholders	$44,569	$752	$43,034	$(28,961)

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of June 30, 2022:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hilton	Ft. Worth, TX	Full service	294	100	294
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	349	100	349
Marriott	Dallas, TX	Full service	265	100	273
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	499	100	491
Marriott	Omaha, NE	Full service	300	100	300
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	100	90
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	100	96
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Ann Arbor, MI	Full service	197	100	197
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160
Renaissance (3)	Palm Springs, CA	Full service	410	100	410
Total			22,313		22,313
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
At June 30, 2022, our total indebtedness of $3.9 billion included $3.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2022 would be approximately $8.9 million annually. Interest rate changes have no impact on the remaining $329.4 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2022, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. The litigation was resolved in 2017 with the determination and reimbursement of attorneys’ fees being the only remaining dispute. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. As of June 30, 2022, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgement in favor of the plaintiffs. Based on the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, a settlement was reached, signed by the parties and approved by the Court in June 2022. The settlement requires the Company to establish a settlement fund to pay plaintiffs that opt in to receive payment and to fund administrative expenses. The Company previously recorded an accrual of approximately $4.2 million. As of June 30, 2022, the Company has paid $100,000 and the accrual is approximately $4.1 million.

On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2022, no amounts have been accrued.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of June 30, 2022, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	—		$—		—	$200,000,000
May 1 to May 31	7,261	(3)	4.69	(2)	—	200,000,000
June 1 to June 30	526	(3)	5.98	(2)	—	200,000,000
Total	7,787		$4.69		—
____________________
(1)On April 6, 2022 the board of directors approved a stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors’ authorized in December 2017.
(2)There is no cost associated with the forfeiture of 443 and 542 restricted shares of our common stock in May and June, respectively.
(3)Includes 6,799 and 3 shares in May and June that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	August 5, 2022	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	August 5, 2022	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer