Form 10-Q
period 2022-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2022-11-07
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	34,498,993
(Class)	Outstanding at November 3, 2022

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Investments in hotel properties, net	$3,114,528	$3,230,710
Cash and cash equivalents	505,533	592,110
Restricted cash	132,055	99,534
Accounts receivable, net of allowance of $634 and $455, respectively	58,601	37,720
Inventories	3,788	3,291
Notes receivable, net	4,975	8,723
Investments in unconsolidated entities	10,802	11,253
Deferred costs, net	3,247	5,001
Prepaid expenses	19,797	13,384
Derivative assets	20,187	501
Operating lease right-of-use assets	44,082	44,575
Other assets	17,559	16,150
Intangible assets	797	797
Due from Ashford Inc., net	1,761	25
Due from related parties, net	6,597	7,473
Due from third-party hotel managers	27,361	26,896
Total assets	$3,971,670	$4,098,143
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net	$3,838,697	$3,887,822
Accounts payable and accrued expenses	135,967	117,650
Accrued interest payable	10,577	15,432
Dividends and distributions payable	3,103	3,104
Due to related parties, net	—	728
Due to third-party hotel managers	727	1,204
Intangible liabilities, net	2,117	2,177
Operating lease liabilities	44,781	45,106
Other liabilities	4,452	4,832
Total liabilities	4,040,421	4,078,055
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	21,988	22,742
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,174,427 shares issued and outstanding at September 30, 2022 and December 31, 2021	12	12
Series F Cumulative Preferred Stock, 1,251,044 shares issued and outstanding at September 30, 2022 and December 31, 2021	12	12
Series G Cumulative Preferred Stock, 1,531,996 shares issued and outstanding at September 30, 2022 and December 31, 2021	15	15
Series H Cumulative Preferred Stock, 1,308,415 shares issued and outstanding at September 30, 2022 and December 31, 2021	13	13
Series I Cumulative Preferred Stock, 1,252,923 shares issued and outstanding at September 30, 2022 and December 31, 2021	13	13
Common stock, $0.01 par value, 400,000,000 shares authorized, 34,498,993 and 34,490,381 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	345	345
Additional paid-in capital	2,382,863	2,379,906
Accumulated deficit	(2,474,012)	(2,382,970)
Total equity (deficit)	(90,739)	(2,654)
Total liabilities and equity/deficit	$3,971,670	$4,098,143
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Rooms	$260,616	$202,119	$731,474	$459,264
Food and beverage	48,633	29,744	139,709	57,487
Other hotel revenue	18,183	14,944	50,042	38,358
Total hotel revenue	327,432	246,807	921,225	555,109
Other	724	627	2,164	1,567
Total revenue	328,156	247,434	923,389	556,676
EXPENSES
Hotel operating expenses:
Rooms	61,464	48,035	169,250	109,095
Food and beverage	36,199	22,750	100,981	42,860
Other expenses	106,907	92,581	310,407	224,422
Management fees	11,686	8,976	33,552	21,944
Total hotel expenses	216,256	172,342	614,190	398,321
Property taxes, insurance and other	17,541	17,222	51,289	51,821
Depreciation and amortization	49,428	53,069	152,444	166,291
Advisory services fee	12,513	7,395	38,176	39,110
Corporate, general and administrative	(884)	2,414	6,730	12,113
Total expenses	294,854	252,442	862,829	667,656
Gain (loss) on disposition of assets and hotel properties	(11)	103	273	395
OPERATING INCOME (LOSS)	33,291	(4,905)	60,833	(110,585)
Equity in earnings (loss) of unconsolidated entities	(147)	(145)	(451)	(423)
Interest income	1,576	124	2,153	137
Other income (expense)	241	208	426	682
Interest expense and amortization of discounts and loan costs	(61,023)	(43,003)	(152,975)	(112,003)
Write-off of premiums, loan costs and exit fees	(1,378)	(1,034)	(3,076)	(5,200)
Gain (loss) on extinguishment of debt	—	1,292	—	11,896
Unrealized gain (loss) on derivatives	9,774	6,029	19,059	3,712
INCOME (LOSS) BEFORE INCOME TAXES	(17,666)	(41,434)	(74,031)	(211,784)
Income tax (expense) benefit	(4,657)	(2,615)	(10,340)	(2,916)
NET INCOME (LOSS)	(22,323)	(44,049)	(84,371)	(214,700)
(Income) loss attributable to noncontrolling interest in consolidated entities	—	(10)	—	84
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	231	367	679	3,594
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(22,092)	(43,692)	(83,692)	(211,022)
Preferred dividends	(3,104)	(2,039)	(9,311)	1,488
Gain (loss) on extinguishment of preferred stock	—	(1,789)	—	959
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(25,196)	$(47,520)	$(93,003)	$(208,575)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(0.73)	$(1.70)	$(2.71)	$(11.89)
Weighted average common shares outstanding – basic	34,371	28,033	34,324	17,520
Diluted:
Net income (loss) attributable to common stockholders	$(0.73)	$(1.70)	$(2.71)	$(11.89)
Weighted average common shares outstanding – diluted	34,371	28,033	34,324	17,520
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(22,323)	$(44,049)	$(84,371)	$(214,700)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(22,323)	(44,049)	(84,371)	(214,700)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	—	(10)	—	84
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	231	367	679	3,594
Comprehensive income (loss) attributable to the Company	$(22,092)	$(43,692)	$(83,692)	$(211,022)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,487	$345	$2,382,197	$(2,448,350)	$(65,743)	$21,308
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(21)	—	(164)	—	(164)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	830	—	830	445
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	33	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(621)	(621)	—
Dividends declared – preferred stock - Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(577)	(577)	—
Dividends declared – preferred stock - Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	(706)	—
Dividends declared – preferred stock - Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(613)	(613)	—
Dividends declared – preferred stock - Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	(587)	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(466)	(466)	466
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,092)	(22,092)	(231)
Balance at September 30, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,499	$345	$2,382,863	$(2,474,012)	$(90,739)	$21,988

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,490	$345	$2,379,906	$(2,382,970)	$(2,654)	$22,742
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(42)	—	(316)	—	(316)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,438	—	3,438	1,886
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	52	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(165)	—	(165)	—
Dividends declared – preferred stock - Series D ($1.59/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,861)	(1,861)	—
Dividends declared – preferred stock - Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,730)	(1,730)	—
Dividends declared – preferred stock - Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—
Dividends declared – preferred stock - Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,840)	(1,840)	—
Dividends declared – preferred stock - Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,762)	(1,762)	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	1,961	1,961	(1,961)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(83,692)	(83,692)	(679)
Balance at September 30, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,499	$345	$2,382,863	$(2,474,012)	$(90,739)	$21,988

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	1,316	$13	1,471	$15	1,910	$19	1,458	$14	1,392	$14	22,321	$223	$2,181,467	$(2,264,954)	$72	$(83,117)	$28,906
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,948	—	—	1,948	542
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—	9,297	93	176,879	—	—	176,972	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2	(2)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	5,946	—	5,946	(5,946)
Extinguishment of preferred stock	(45)	—	(92)	(1)	(189)	(2)	(105)	(1)	(120)	(1)	941	10	1,784	(1,789)	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,692)	10	(43,682)	(367)
Balance at September 30, 2021	1,271	$13	1,379	$14	1,721	$17	1,353	$13	1,272	$13	32,558	$326	$2,362,080	$(2,304,489)	$82	$58,069	$23,133

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,791	$18	2,891	$29	4,423	$44	2,669	$27	3,391	$34	6,436	$64	$1,809,455	$(2,093,292)	$166	$(283,455)	$22,951
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(1)	—	(46)	—	—	(46)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	5,486	—	—	5,486	2,053
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	251	3	(3)	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	178	—	178	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—	19,009	190	548,091	—	—	548,281	—
Conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1	—	43	—	—	43	(43)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	454
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,312)	—	(1,312)	1,312
Extinguishment of preferred stock	(520)	(5)	(1,512)	(15)	(2,702)	(27)	(1,316)	(14)	(2,119)	(21)	6,865	69	(946)	959	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(211,022)	(84)	(211,106)	(3,594)
Balance at September 30, 2021	1,271	$13	1,379	$14	1,721	$17	1,353	$13	1,272	$13	32,558	$326	$2,362,080	$(2,304,489)	$82	$58,069	$23,133

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(84,371)	$(214,700)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	152,444	166,291
Amortization of intangibles	78	98
Recognition of deferred income	(374)	(374)
Bad debt expense	2,456	1,491
Deferred income tax expense (benefit)	141	(113)
Equity in (earnings) loss of unconsolidated entities	451	423
(Gain) loss on disposition of assets and hotel properties	(273)	(395)
(Gain) loss on extinguishment of debt	—	(11,896)
Unrealized (gain) loss on derivatives	(19,059)	(3,712)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	7,760	(12,132)
Equity-based compensation	5,324	7,539
Non-cash interest income	(262)	(591)
Paid-in kind interest expense	—	23,574
Changes in operating assets and liabilities, exclusive of the effect of dispositions of hotel properties:
Accounts receivable and inventories	(24,893)	(20,199)
Prepaid expenses and other assets	(7,257)	(1,418)
Operating lease right-of-use assets	355	358
Operating lease liabilities	(325)	(361)
Accounts payable and accrued expenses and accrued interest payable	10,401	(21,496)
Due to/from related parties	148	(718)
Due to/from third-party hotel managers	(942)	(14,170)
Due to/from Ashford Inc., net	(2,286)	(11,024)
Other liabilities	(6)	(4)
Net cash provided by (used in) operating activities	39,510	(113,529)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(68,054)	(19,018)
Net proceeds from disposition of assets and hotel properties	34,707	7,543
Proceeds from property insurance	1,009	2,000
Investments in unconsolidated entities	—	(250)
Proceeds from note receivable	4,000	—
Net cash provided by (used in) investing activities	(28,338)	(9,725)
Cash Flows from Financing Activities
Borrowings on indebtedness, net of commitment fee	1,552	293,500
Repayments of indebtedness	(49,326)	(106,690)
Payments for loan costs and exit fees	(2,298)	(20,494)
Payments for dividends and distributions	(9,312)	—
Purchases of common stock	(316)	(46)
Payments for derivatives	(5,255)	(824)
Proceeds from common stock offerings	—	548,441
Common stock offering costs	(273)	—
Net cash provided by (used in) financing activities	(65,228)	713,887
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,056)	590,633
Cash, cash equivalents and restricted cash at beginning of period	691,644	167,313
Cash, cash equivalents and restricted cash and at end of period	$637,588	$757,946

	Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flow Information
Interest paid	$153,155	$153,873
Income taxes paid (refunded)	7,419	2,602
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$14,996	$4,700
Non-cash consideration from sale of hotel property	1,219	—
Accrued stock offering costs	—	160
Non-cash extinguishment of debt	—	9,604
Non-cash loan principal associated with default interest and late charges	—	32,626
Non-cash extinguishment of preferred stock	—	197,093
Issuance of common stock from preferred stock exchanges	—	196,134
Debt discount associated with embedded debt derivative	—	43,680
Credit facility commitment fee	—	4,500
Dividends and distributions declared but not paid	3,103	236
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$592,110	$92,905
Restricted cash at beginning of period	99,534	74,408
Cash, cash equivalents and restricted cash at beginning of period	$691,644	$167,313

Cash and cash equivalents at end of period	$505,533	$672,961
Restricted cash at end of period	132,055	84,985
Cash, cash equivalents and restricted cash at end of period	$637,588	$757,946
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”). While our portfolio currently consists of upscale hotels and upper upscale full-service hotels, our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the United States that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average, and in all methods including direct real estate, equity, and debt. We currently anticipate future investments will predominantly be in upper upscale hotels. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. Terms such as the “Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and, as the context may require, all entities included in its consolidated financial statements.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of September 30, 2022, we owned interests in the following assets:
•99 consolidated hotel properties, which represent 22,116 total rooms;
•79 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);
•15.1% ownership in OpenKey, Inc. (“OpenKey”) with a carrying value of approximately $2.3 million; and
•32.5% ownership in 815 Commerce Managing Member, LLC (“815 Commerce MM”), which is developing the Le Meridien Fort Worth, with a carrying value of approximately $8.5 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2022, our 99 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hotels”), a subsidiary of Ashford Inc., manages 67 of our 99 hotel properties and WorldQuest. Third-party management companies manage the remaining hotel properties.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The following dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
Le Meridien Minneapolis	Minneapolis, MN	Disposition	January 20, 2021
SpringHill Suites Durham	Durham, NC	Disposition	April 29, 2021
SpringHill Suites Charlotte	Charlotte, NC	Disposition	April 29, 2021
Sheraton Ann Arbor	Ann Arbor, MI	Disposition	September 1, 2022
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended September 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$17,841	$4,154	$1,438	$—	$23,433
Boston, MA Area	2	15,562	1,363	1,453	—	18,378
Dallas / Ft. Worth, TX Area	7	12,867	3,047	889	—	16,803
Houston, TX Area	3	5,958	1,543	243	—	7,744
Los Angeles, CA Metro Area	6	19,515	3,132	1,252	—	23,899
Miami, FL Metro Area	2	4,816	1,617	155	—	6,588
Minneapolis - St. Paul, MN	2	4,361	1,335	163	—	5,859
Nashville, TN Area	1	13,705	5,997	1,047	—	20,749
New York / New Jersey Metro Area	6	16,316	4,594	876	—	21,786
Orlando, FL Area	2	4,981	407	430	—	5,818
Philadelphia, PA Area	3	6,120	632	196	—	6,948
San Diego, CA Area	2	6,127	154	334	—	6,615
San Francisco - Oakland, CA Metro Area	7	19,580	1,588	931	—	22,099
Tampa, FL Area	2	5,389	1,472	267	—	7,128
Washington D.C. - MD - VA Area	9	28,429	5,102	2,501	—	36,032
Other Areas	36	76,267	12,266	5,565	—	94,098
Orlando WorldQuest	—	1,068	39	260	—	1,367
Disposed properties	1	1,714	191	183	—	2,088
Corporate	—	—	—	—	724	724
Total	100	$260,616	$48,633	$18,183	$724	$328,156

	Three Months Ended September 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$14,233	$2,672	$1,229	$—	$18,134
Boston, MA Area	2	10,651	795	1,015	—	12,461
Dallas / Ft. Worth, TX Area	7	9,424	1,301	772	—	11,497
Houston, TX Area	3	5,463	897	117	—	6,477
Los Angeles, CA Metro Area	6	16,085	2,695	1,476	—	20,256
Miami, FL Metro Area	2	4,491	1,220	195	—	5,906
Minneapolis - St. Paul, MN	2	2,714	567	664	—	3,945
Nashville, TN Area	1	11,868	4,073	809	—	16,750
New York / New Jersey Metro Area	6	11,957	3,216	572	—	15,745
Orlando, FL Area	2	4,256	167	373	—	4,796
Philadelphia, PA Area	3	5,806	403	204	—	6,413
San Diego, CA Area	2	4,208	152	373	—	4,733
San Francisco - Oakland, CA Metro Area	7	13,035	870	673	—	14,578
Tampa, FL Area	2	4,231	521	229	—	4,981
Washington D.C. - MD - VA Area	9	16,296	2,172	1,295	—	19,763
Other Areas	36	64,641	7,771	4,639	—	77,051
Orlando WorldQuest	—	975	39	215	—	1,229
Disposed properties	1	1,785	213	94	—	2,092
Corporate	—	—	—	—	627	627
Total	100	$202,119	$29,744	$14,944	$627	$247,434

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$49,046	$11,639	$3,787	$—	$64,472
Boston, MA Area	2	37,500	3,993	3,872	—	45,365
Dallas / Ft. Worth, TX Area	7	40,145	9,410	2,742	—	52,297
Houston, TX Area	3	17,741	5,232	635	—	23,608
Los Angeles, CA Metro Area	6	58,016	9,734	3,624	—	71,374
Miami, FL Metro Area	2	18,821	5,803	674	—	25,298
Minneapolis - St. Paul, MN	2	9,303	2,705	337	—	12,345
Nashville, TN Area	1	40,041	18,006	3,077	—	61,124
New York / New Jersey Metro Area	6	39,634	12,041	2,066	—	53,741
Orlando, FL Area	2	16,557	1,102	1,181	—	18,840
Philadelphia, PA Area	3	16,394	1,638	669	—	18,701
San Diego, CA Area	2	15,384	573	1,001	—	16,958
San Francisco - Oakland, CA Metro Area	7	46,923	3,992	2,302	—	53,217
Tampa, FL Area	2	19,600	4,500	891	—	24,991
Washington D.C. - MD - VA Area	9	80,263	14,533	5,972	—	100,768
Other Areas	36	218,243	33,848	15,971	—	268,062
Orlando WorldQuest	—	3,463	146	911	—	4,520
Disposed properties	1	4,400	814	330	—	5,544
Corporate	—	—	—	—	2,164	2,164
Total	100	$731,474	$139,709	$50,042	$2,164	$923,389

	Nine Months Ended September 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$32,795	$5,685	$3,124	$—	$41,604
Boston, MA Area	2	16,589	1,206	2,573	—	20,368
Dallas / Ft. Worth, TX Area	7	25,084	3,207	1,916	—	30,207
Houston, TX Area	3	13,906	1,931	348	—	16,185
Los Angeles, CA Metro Area	6	37,326	4,994	3,536	—	45,856
Miami, FL Metro Area	2	13,252	2,433	531	—	16,216
Minneapolis - St. Paul, MN	2	5,361	1,256	779	—	7,396
Nashville, TN Area	1	20,806	7,010	2,204	—	30,020
New York / New Jersey Metro Area	6	21,857	5,273	1,426	—	28,556
Orlando, FL Area	2	11,383	453	1,112	—	12,948
Philadelphia, PA Area	3	11,946	688	475	—	13,109
San Diego, CA Area	2	8,918	307	938	—	10,163
San Francisco - Oakland, CA Metro Area	7	29,586	1,395	1,910	—	32,891
Tampa, FL Area	2	14,806	1,522	623	—	16,951
Washington D.C. - MD - VA Area	9	35,477	3,413	3,299	—	42,189
Other Areas	36	153,599	16,322	12,747	—	182,668
Orlando WorldQuest	—	2,681	128	628	—	3,437
Disposed properties	4	3,892	264	189	—	4,345
Corporate	—	—	—	—	1,567	1,567
Total	103	$459,264	$57,487	$38,358	$1,567	$556,676

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$622,759	$626,917
Buildings and improvements	3,660,742	3,711,006
Furniture, fixtures and equipment	234,836	298,121
Construction in progress	23,368	16,370
Condominium properties	9,899	10,739
Total cost	4,551,604	4,663,153
Accumulated depreciation	(1,437,076)	(1,432,443)
Investments in hotel properties, net	$3,114,528	$3,230,710
5. Hotel Disposition and Impairment Charges
Hotel Dispositions
On September 1, 2022, the Company sold the Sheraton in Ann Arbor, MI (“Sheraton Ann Arbor”) for total consideration of approximately $35.7 million, which included cash of $34.5 million and an interest-free receivable with an estimated fair value of $1.2 million and a face value of $1.5 million. The payment of the $1.5 million is deferred until the last day of the twenty-fourth month following the closing date. The sale resulted in a loss of approximately $29,000 for the three and nine months ended September 30, 2022, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid the $30.0 million mortgage loan secured by the hotel property. See note 7.
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for a list of fiscal year 2021 and 2022 hotel property dispositions. The following table includes condensed financial information from hotel property dispositions that occurred in 2021 and 2022 for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total hotel revenue	$2,088	$2,092	$5,544	$4,345
Total hotel operating expenses	(1,285)	(1,326)	(4,261)	(4,114)
Gain (loss) on disposition of assets and hotel properties	4	—	4	237
Property taxes, insurance and other	(134)	(148)	(433)	(565)
Depreciation and amortization	—	(590)	(1,203)	(2,030)
Operating income (loss)	673	28	(349)	(2,127)
Interest expense and amortization of discounts and loan costs	(207)	(359)	(955)	(1,691)
Gain (loss) on extinguishment of debt	—	—	—	10,604
Income (loss) before income taxes	466	(331)	(1,304)	6,786
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(4)	3	8	(53)
Net income (loss) before income taxes attributable to the Company	$462	$(328)	$(1,296)	$6,733
Impairment Charges
For the three and nine months ended September 30, 2022 and 2021, no impairment charges were recorded.
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of September 30, 2022, the Company has made investments in OpenKey totaling approximately $5.5 million.
As of September 30, 2022, the Company held an investment in 815 Commerce MM of approximately $8.5 million, which is developing the Le Meridien Fort Worth. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	September 30, 2022	December 31, 2021
Carrying value of the investment in OpenKey (in thousands)	$2,320	$2,771
Ownership interest in OpenKey	15.1%	16.7%
Carrying value of the investment in 815 Commerce MM (in thousands)	$8,482	$8,482
Ownership interest in 815 Commerce MM	32.5%	32.5%
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OpenKey	$(147)	$(145)	$(451)	$(423)
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entities. No impairment charges were recorded during the three and nine months ended September 30, 2022 and 2021.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

				September 30, 2022	December 31, 2021
Indebtedness	Collateral	Maturity	Interest Rate (1)	Debt Balance	Debt Balance
Mortgage loan (2)	1 hotel	July 2022	LIBOR (1) + 3.95%	$—	$33,200
Mortgage loan (3)	17 hotels	November 2022	LIBOR(1) + 3.00%	415,000	419,000
Mortgage loan (4)	1 hotel	November 2022	LIBOR(1) + 2.70%	25,000	25,000
Mortgage loan (5)	1 hotel	December 2022	LIBOR(1) + 2.25%	16,100	16,100
Mortgage loan (6)	1 hotel	January 2023	LIBOR(1) + 3.40%	37,000	37,000
Mortgage loan (7)	8 hotels	February 2023	LIBOR(1) + 3.07%	395,000	395,000
Mortgage loan (8)	2 hotels	March 2023	LIBOR(1) + 2.75%	240,000	240,000
Mortgage loan (9)	19 hotels	April 2023	LIBOR(1) + 3.20%	907,030	910,694
Mortgage loan	1 hotel	June 2023	LIBOR(1) + 2.45%	73,450	73,450
Mortgage loan (10)	7 hotels	June 2023	LIBOR(1) + 3.65%	180,720	180,720
Mortgage loan (10)	7 hotels	June 2023	LIBOR(1) + 3.39%	174,400	174,400
Mortgage loan (10)	5 hotels	June 2023	LIBOR(1) + 3.73%	221,040	221,040
Mortgage loan (10)	5 hotels	June 2023	LIBOR(1) + 4.02%	262,640	262,640
Mortgage loan (10)	5 hotels	June 2023	LIBOR(1) + 2.73%	160,000	160,000
Mortgage loan (10)	5 hotels	June 2023	LIBOR(1) + 3.68%	215,120	215,120
Mortgage loan	1 hotel	January 2024	5.49%	6,383	6,492
Mortgage loan	1 hotel	January 2024	5.49%	9,316	9,474
Term loan (11)	Equity	January 2024	16.00%	195,959	200,000
Mortgage loan	1 hotel	May 2024	4.99%	5,881	6,150
Mortgage loan	1 hotel	June 2024	LIBOR(1) + 2.00%	8,881	8,881
Mortgage loan	2 hotels	August 2024	4.85%	11,231	11,427
Mortgage loan	3 hotels	August 2024	4.90%	22,466	22,853
Mortgage loan (12)	1 hotel	November 2024	LIBOR(1) + 4.65%	85,552	84,000
Mortgage loan	3 hotels	February 2025	4.45%	47,212	50,098
Mortgage loan	1 hotel	March 2025	4.66%	23,468	23,883
Mortgage loan (13)	1 hotel	August 2025	LIBOR(1) + 3.80%	98,000	98,000
				3,836,849	3,884,622
Premiums (discounts), net				(23,544)	(32,777)
Capitalized default interest and late charges				12,161	23,511
Deferred loan costs, net				(10,047)	(15,440)
Embedded debt derivative				23,278	27,906
Indebtedness, net				$3,838,697	$3,887,822
_____________________________
(1)    LIBOR rates were 3.143% and 0.101% at September 30, 2022 and December 31, 2021, respectively.
(2)    On September 1, 2022, we sold the property securing this mortgage loan. The assets and liabilities associated with this mortgage loan have been removed from the Company's consolidated balance sheet. See note 5.
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
(5)     This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.25%.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(11)    This term loan has two one-year extension options, subject to satisfaction of certain conditions. On September 1, 2022, we repaid $4.0 million of principal on this term loan.
(12)    This mortgage loan has two one-year extension options, subject to the satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.10%. Effective September 23, 2022, we drew $1.6 million of the $2.0 million of future additional funding available to replenish restricted cash balances in accordance with the terms of the mortgage loan.
(13)     This mortgage loan has one one-year extension option, subject to the satisfaction of certain conditions.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2022	2021	2022	2021
Interest expense, net of discount amortization	$(3,108)	$(1,913)	$(8,719)	$(4,606)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method, which is included in “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
During the years ended December 31, 2021 and 2020 the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into the loan balance was $0 and $32.6 million during the three and nine months ended September 30, 2021. No gain or loss was initially recognized as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. The amount of the capitalized principal that was amortized during the three and nine months ended September 30, 2022 and 2021, was $3.8 million and $11.4 million and $4.3 million and $31.9 million, respectively. These amounts are included in “interest expense and amortization of discounts and loan costs” in the consolidated statement of operations.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of September 30, 2022, we were in compliance with all covenants related to mortgage loans for which we entered into forbearance and other agreements. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”) (the “Oaktree Credit Agreement”). The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Notes Receivable, Net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	September 30, 2022	December 31, 2021
Construction Financing Note (1) (4)
Face amount	7.0%	$—	$4,000
Certificate of Occupancy Note (2) (4)
Face amount	7.0%	$5,250	$5,250
Discount (3)		(275)	(527)
		4,975	4,723
Notes receivable, net		$4,975	$8,723
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
No cash interest income was recorded for the three and nine months ended September 30, 2022. Cash interest income of $63,000 was recorded for the three and nine months ended September 30, 2021.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2022	2021	2022	2021
Other income (expense)	$86	$87	$252	$379
As of September 30, 2022 and December 31, 2021, the expected credit loss associated with the notes receivables was immaterial.
For the three and nine months ended September 30, 2021, we received reimbursement of $80,000 and $320,000, respectively, for parking fees and recognized income of $80,000 and $89,000, respectively, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel was in development.
On August 31, 2021, the parking parcel was completed and we obtained access to utilize the parking parcel.
For the three and nine months ended September 30, 2022 and 2021, respectively, we recognized imputed interest income as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2022	2021	2022	2021
Other income (expense)	$—	$54	$—	$211

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On September 1, 2022, the Company sold the Sheraton Ann Arbor. See note 5. Under the purchase and sale agreement, $1.5 million of the sales price is deferred, interest free, until the last day of the 24th month following the closing date (September 30, 2024). The components of the receivable are summarized below (dollars in thousands):

	Imputed Interest Rate	September 30, 2022
Deferred Receivable
Face amount	10.0%	$1,500
Discount (1)		(271)
		1,229
Total		$1,229
(1)    The discount represents the imputed interest during the interest-free period.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Line Item	2022	2022
Other income (expense)	$10	$10
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three and nine months ended September 30, 2022.
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
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Nine Months Ended September 30,
	2022		2021
Interest rate caps:
Notional amount (in thousands)	$2,873,651	(1)	$3,304,301	(1)
Strike rate low end of range	3.00%		2.50%
Strike rate high end of range	4.00%		4.00%
Effective date range	January 2022 - June 2022		January 2021 - August 2021
Termination date range	January 2023 - July 2023		November 2021 - September 2023
Total cost (in thousands)	$5,255		$574
_______________
(1)These instruments were not designated as cash flow hedges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We held interest rate instruments as summarized in the table below:

	September 30, 2022		December 31, 2021
Interest rate caps:
Notional amount (in thousands)	$3,525,751	(1)	$3,597,301	(1)
Strike rate low end of range	2.00%		2.00%
Strike rate high end of range	4.00%		4.00%
Termination date range	November 2022 - November 2024		February 2022 - November 2024
Aggregate principal balance on corresponding mortgage loans (in thousands)	$3,506,052		$3,438,714
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2022, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 3.143% to 4.595% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the September 30, 2022 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the recovery rate assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of September 30, 2022.
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at January 1, 2021	$—
Additions	43,681
Re-measurement of fair value	(1,279)
Balance at March 31, 2021	42,402
Re-measurement of fair value	2,676
Balance at June 30, 2021	45,078
Re-measurement of fair value	(6,125)
Balance at September 30, 2021	38,953
Re-measurement of fair value	(11,047)
Balance at December 31, 2021	27,906
Re-measurement of fair value	(932)
Balance at March 31, 2022	26,974
Re-measurement of fair value	(2,977)
Balance at June 30, 2022	23,997
Re-measurement of fair value	(719)
Balance at September 30, 2022	$23,278

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2022:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$20,187	$—	$20,187	(1)
Total	$—	$20,187	$—	$20,187
Liabilities
Embedded debt derivative	$—	$—	$(23,278)	$(23,278)	(2)
Net	$—	$20,187	$(23,278)	$(3,091)

December 31, 2021:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$501	$—	$501	(1)
Total	$—	$501	$—	$501
Liabilities
Embedded debt derivative	$—	$—	$(27,906)	$(27,906)	(2)
Net	$—	$501	$(27,906)	$(27,405)
____________________________________
(1)    Reported net as “derivative assets” in our consolidated balance sheets.
(2)    Reported in “indebtedness, net” in our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2022		2021
Assets
Derivative assets:
Interest rate derivatives - floors	$—		$(72)
Interest rate derivatives - caps	9,055	(1)	(24)
Total	9,055		(96)
Liabilities
Derivative liabilities:
Embedded debt derivative	719		6,125
Net	$9,774		$6,029

Total combined
Interest rate derivatives - floors	$—		$(72)
Interest rate derivatives - caps	9,055		(24)
Embedded debt derivative	719		6,125
Unrealized gain (loss) on derivatives	9,774	(2)	6,029	(2)
Net	$9,774		$6,029
____________________________________
(1)    Amount excludes income of $133,000 associated with payments received from counterparties on interest rate caps, which is included in other income (expense) in our consolidated statements of operations.
(2)    Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

	Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2022		2021
Assets
Derivative assets:
Interest rate derivatives - floors	$—		$(462)
Interest rate derivatives - caps	14,431	(1)	(554)
Total	14,431		(1,016)

Liabilities
Derivative liabilities:
Embedded debt derivative	4,628		4,728
Net	$19,059		$3,712

Total combined
Interest rate derivatives - floors	$—		$(462)
Interest rate derivatives - caps	14,431		(554)
Embedded debt derivative	4,628		4,728
Unrealized gain (loss) on derivatives	19,059	(2)	3,712	(2)
Net	$19,059		$3,712
____________________________________
(1)    Amount excludes income of $133,000 associated with payments received from counterparties on interest rate caps, which is included in other income (expense) in our consolidated statements of operations.
(2)    Reported as “unrealized gain (loss) on derivatives” in our consolidated statements of operations.

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

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$20,187	$20,187	$501	$501
Financial liabilities measured at fair value:
Embedded debt derivative	$23,278	$23,278	$27,906	$27,906

Financial assets not measured at fair value:
Cash and cash equivalents	$505,533	$505,533	$592,110	$592,110
Restricted cash	132,055	132,055	99,534	99,534
Accounts receivable, net	58,601	58,601	37,720	37,720
Notes receivable, net	4,975	4,726 to 5,224	8,723	8,287 to 9,159
Due from Ashford Inc., net	1,761	1,761	25	25
Due from related parties, net	6,597	6,597	7,473	7,473
Due from third-party hotel managers	27,361	27,361	26,896	26,896

Financial liabilities not measured at fair value:
Indebtedness	$3,813,305	$3,481,207 to $3,847,648	$3,851,845	$3,407,210 to $3,765,858
Accounts payable and accrued expenses	135,967	135,967	117,650	117,650
Accrued interest payable	10,577	10,577	15,432	15,432
Dividends and distributions payable	3,103	3,103	3,104	3,104
Due to related parties, net	—	—	728	728
Due to third-party hotel managers	727	727	1,204	1,204
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $5.0 million at September 30, 2022 and approximately 95.0% to 105.0% of the carrying value of $8.7 million as of December 31, 2021.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 91.3% to 100.9% of the carrying value of $3.8 billion at September 30, 2022 and approximately 88.5% to 97.8% of the carrying value of $3.9 billion at December 31, 2021. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(22,092)	$(43,692)	$(83,692)	$(211,022)
Less: Dividends on preferred stock	(3,104)	(2,039)	(9,311)	—
Add: Dividend reversal on preferred stock, net (1)	—	—	—	1,488
Add: Gain (loss) on extinguishment of preferred stock	—	(1,789)	—	959
Add: Claw back of dividends on cancelled performance stock units	—	—	—	178
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(25,196)	$(47,520)	$(93,003)	$(208,397)
Weighted average common shares outstanding:
Weighted average shares outstanding - basic and diluted	34,371	28,033	34,324	17,520

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.73)	$(1.70)	$(2.71)	$(11.89)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.73)	$(1.70)	$(2.71)	$(11.89)
_______________
(1)The dividend reversal on preferred stock, net results from the reversal of unpaid dividends which were relinquished upon each 3(a)(9) preferred exchange. These reversals exceeded the amount of dividend expense recorded for the unpaid dividends for the remaining outstanding preferred stock.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(231)	$(367)	(1)	$(679)	$(3,594)	(1)
Total	$(231)	$(367)		$(679)	$(3,594)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	—	—		—	26
Effect of unvested performance stock units	—	—		—	12
Effect of assumed conversion of operating partnership units	317	216		278	220
Effect of assumed issuance of shares for term loan exit fee	1,745	1,745		1,745	1,648
Total	2,062	1,961		2,023	1,906
_______________
(1)Inclusive of preferred stock dividend of $16 and $41 for the three and nine months ended September 30, 2021 allocated to redeemable noncontrolling interests in operating partnership.

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
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, generally have vesting periods of three years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership.
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
In March 2022, the Company granted approximately 1.2 million Performance LTIP units, representing 250% of the target, with a grant date fair value of $10.02 per share and a vesting period of three years. During the second quarter, the Company’s stockholders approved an increase to the incentive stock plan, which is sufficient to cover the expected settlements. The 2022 awards, which were originally classified as liability awards, are now classified as equity awards, within temporary equity, which resulted in a remeasurement of the award at a new fair value of $5.64 per share.
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
As of September 30, 2022, there were approximately 1.3 million Performance LTIP units outstanding, representing 200% of the target number granted for the 2020 grants and 250% for the 2021 and 2022 grants.
In May 2022, approximately 81,000 LTIP units were issued to independent directors with a fair value of approximately $450,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2022.
As of September 30, 2022, we have issued a total of approximately 1.6 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 1.3 million units (1.2 million

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common units converted to stock	—	—	—	1
Fair value of common units converted	$—	$—	$—	$41
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	September 30, 2022	December 31, 2021
Redeemable noncontrolling interests (in thousands)	$21,988	$22,742
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	184,796	186,756
Ownership percentage of operating partnership	0.91%	0.63%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allocated net (income) loss to the redeemable noncontrolling interests	$231	$367	$679	$3,594
Performance LTIP dividend claw back upon cancellation	—	—	—	(454)
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
In May 2022, approximately 16,000 shares of common stock were issued to independent directors with a fair value of approximately $90,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2022.
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
In March 2022, 34,000 PSUs with a fair value of $344,000 and a vesting period of three years were granted. The 2022 awards may be settled in cash or shares of common stock of the Company solely at the option of the Company. During the second quarter, the Company’s stockholders approved an increase to the incentive stock plan, which is sufficient to cover the expected settlements. The 2022 awards, which were originally classified as liability awards, are now classified as equity awards, which resulted in a remeasurement of the award at a new fair value of $194,000.
Common Stock Resale Agreement—On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”) pursuant to which the Company may issue or sell to M3A up to 6.0 million shares of the Company’s common stock from time to time during the term of the M3A Purchase Agreement. As of September 30, 2022, the Company had issued 900,000 shares. The Company did not issue any shares during the three and nine months ended September 30, 2022 and 2021.
At-the-Market-Equity Distribution Agreement—On April 11, 2022, the Company entered into an equity distribution agreement (the “Virtu Equity Distribution Agreement”) with Virtu Americas LLC (“Virtu”), to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 3, 2022, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
Preferred Dividends—The board of directors declared quarterly dividends per share as presented below:

	Three Months Ended September 30,
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
Stock Repurchases—On April 6, 2022 the board of directors approved a stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors’ authorized in December 2017. No shares of our common stock or preferred stock were repurchased during the three and nine months ended September 30, 2022 and 2021, respectively.
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
On March 15, 2022, we entered into a Limited Waiver Under Advisory Agreement (the “Limited Waiver”) with Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLC (together with Ashford Inc., the “Advisor”). As previously disclosed, the Company, Ashford Trust OP, Ashford TRS and the Advisor are parties to the Second Amended and Restated Advisory Agreement, which (i) allocates responsibility for certain employee costs between us and our advisor and (ii) permits our board of directors to issue annual equity awards in the Company or Ashford Trust OP to employees and other representatives of our advisor based on achievement by the Company of certain financial or other objectives or otherwise as our board of directors sees fit. Pursuant to the Limited Waiver, the Company, Ashford Trust OP, Ashford TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2022 cash incentive compensation to employees and other representatives of our advisor; provided that such awarded cash incentive compensation does not exceed $8.5 million, in the aggregate, during the waiver period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advisory services fee
Base advisory fee	$8,854	$9,476	$26,202	$27,217
Reimbursable expenses (1)	2,430	1,979	7,365	5,191
Equity-based compensation (2)	1,229	2,412	4,609	6,702
Incentive fee	—	(6,472)	—	—
Total advisory services fee	$12,513	$7,395	$38,176	$39,110
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
Due from related parties, net as of September 30, 2022 and December 31, 2021, includes a $1.2 million security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
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
Lismore
On March 20, 2020, Lismore Capital II LLC (formerly known as Lismore Capital LLC) (“Lismore”), a subsidiary of Ashford Inc., entered into an agreement with the Company to seek modifications, forbearances or refinancings of the Company’s loans (as amended and restated on July 1, 2020, the “Lismore Agreement”). The Lismore Agreement expired on April 6, 2022.
Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of September 30, 2022, the Company has paid $5.1 million related to periodic installments of which approximately $5.0 million has been expensed in accordance with the agreement. Additionally, the independent members of the board of directors of Ashford Inc. accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would occur after the expiration of the Lismore Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. Approximately $149,000 may be offset against fees under the agreement that are eligible for claw back under the agreement. The $149,000 was offset against the April 2022 base advisory fee payment. Further, the Company has incurred approximately $8.8 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. For the three and nine months ended September 30, 2022, the Company recognized expense of $125,000 and $768,000, respectively, which is included in “write-off of premiums, loan costs and exit fees.” For the three and nine months ended September 30, 2021, the Company recognized expense of $643,000 and $4.3 million, respectively, which is included in “write-off of premiums, loan costs and exit fees.”
In June 2022 the Company entered into modification agreements on six mortgage loans associated with the terms of each loan’s extension options. In connection with the modification agreements the Company paid total fees of $607,000 to Lismore. Additionally in June 2022, the Company amended its loan secured by the Sheraton Ann Arbor. In connection with this amendment, the Company paid a fee of $83,000 to Lismore.
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed to Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate preferred equity offerings raised, or June 10, 2023, there will be an amended and restated true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised on their behalf, respectively, through Ashford Securities. On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of September 30, 2022, Ashford Trust has funded approximately $5.6 million. As of September 30, 2022, $110,000 of the pre-funded amount was included in “other assets” and $5.0 million was included in “due from Ashford Inc., net” on our consolidated balance sheet. As of December 31, 2021, $632,000 of the pre-funded amount was included in “other assets” on our consolidated balance sheet. During the third quarter of 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate equity offerings raised by Ashford Securities, this resulted in a credit to expense of approximately $3.9 million.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2022	2021	2022	2021
Corporate, general and administrative	$(3,522)	$—	$(2,331)	$19
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
As a result of the Embassy Suites New York Manhattan Times Square acquisition in 2019, under the ERFP Agreement, we were entitled to receive $19.5 million from Ashford LLC in the form of future purchases of hotel FF&E. In the second quarter of 2019, the Company sold $8.1 million of hotel FF&E from certain Ashford Trust hotel properties to Ashford LLC. On March 13, 2020, an extension agreement was entered into whereby the required FF&E acquisition date by Ashford LLC of the remaining $11.4 million was extended to December 31, 2022.
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
Hotel Management Services
At September 30, 2022, Remington Hotels managed 67 of our 99 hotel properties and the WorldQuest condominium properties.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We pay monthly hotel management fees equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services.
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
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2022, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 6% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at September 30, 2022, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2023 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2022	2021	2022	2021
Other hotel expenses	$15,616	$11,641	$43,789	$27,695
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2022, we pay monthly hotel management fees equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2023 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of September 30, 2022, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of 20 years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. This litigation was resolved in 2017 with the determination and reimbursement of attorney’s fees being the only remaining dispute. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorneys’ fees are still ongoing, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. As of September 30, 2022, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgment in favor of the plaintiffs. Due to the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, a settlement was reached, signed by the parties and approved by the Court in June 2022. The settlement requires the Company to establish a settlement fund that will be used to pay plaintiffs that opt in by November 10, 2022 and are entitled to receive payment, and to fund administrative expenses. The Company previously recorded an accrual of approximately $4.2 million. As of September 30, 2022, the Company has paid $100,000 and the accrual is approximately $4.1 million.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2022, no amounts have been accrued.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of September 30, 2022 and December 31, 2021, all of our hotel properties were domestically located.

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
•changes in interest rates;
•macroeconomic conditions, such as a prolonged period of weak economic growth and volatility in capital markets;
•extreme weather conditions may cause property damage or interrupt business;
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
EXECUTIVE OVERVIEW
General
As of September 30, 2022, we owned 99 consolidated hotel properties which represents 22,116 total rooms. Currently, all of our hotel properties are located in the United States.
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•maintain significant cash and cash equivalents liquidity;
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
•pursue opportunistic value-add additions to our hotel portfolio: and
•making other investments or divestitures that our board of directors deems appropriate.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2022, Remington Hotels, a subsidiary of Ashford Inc., managed 67 of our 99 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of September 30, 2022, owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which is exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of September 30, 2022, would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.8%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
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
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. On April 28, 2022, we filed with the State Department of Assessments and Taxation of the State of Maryland (“SDAT”) articles supplementary to our Articles of Amendment and Restatement classifying and designating an aggregate of 28,000,000 shares of our unissued and undesignated shares of preferred stock and provided for their issuance either as shares of Series J Preferred Stock or Series K Preferred Stock. We also caused our operating partnership to execute Amendment No. 10 to the Seventh Amended and Restated Agreement of Limited Partnership to amend the terms of our operating partnership to conform to the terms of the articles supplementary for the Series J Preferred Stock and Series K Preferred Stock. As of November 3, 2022, no shares of Series J Preferred Stock or Series K Preferred Stock have been issued.
On September 14, 2022, we filed with the SDAT new articles supplementary to our Articles of Amendment and Restatement with respect to our Series J Preferred Stock and Series K Preferred Stock to remove (i) references to our option to list the preferred stock in the redemption provisions and (ii) and the provisions regarding certain change of control conversion rights (which were only triggered upon a listing of the preferred stock). All other terms of the Series J Preferred Stock and the Series K Preferred Stock (including, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption) remain unchanged by the filing of the new articles supplementary. We also caused our operating partnership to execute Amendment No. 11 to the Seventh Amended and Restated Agreement of Limited Partnership to conform to the terms of the Series J Preferred Stock and Series K Preferred Stock, respectively, as set forth in the new articles supplementary.
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
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 3, 2022, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
On April 15, 2022, Ashford Inc. and Ashford Hospitality Services, LLC, a subsidiary of Ashford Inc. (“Ashford Services”), agreed with Jeremy Welter, the Chief Operating Officer of Ashford Inc., that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to Ashford Inc., Ashford Services and their affiliates. Mr. Welter was also the Chief Operating Officer of the Company and accordingly his service as Chief Operating Officer of the Company also ended on July 15, 2022.
On July 1, 2022, the Bank of America Pool 3 mortgage loan was brought current and is no longer in default.
In August 2022, given the recent increases in the federal funds rate and interest rates on short-term U.S. Treasury securities, the independent members of our board of directors approved the engagement of our Advisor to proactively manage and invest the Company’s excess cash in short-term U.S. Treasury securities (the “Cash Management Strategy”). As consideration for the Advisor’s services under this engagement, the Company will pay the Advisor an annual fee equal 20 basis points (0.20%) of the average daily balance of the Company’s excess cash invested by the Advisor (the “Cash Management Fee”). The Cash Management Fee will be calculated and payable monthly in arrears. Investment of the Company’s excess cash pursuant to the Cash Management Strategy commenced in October 2022.
On September 1, 2022, we completed the sale of the Sheraton Ann Arbor for total consideration of approximately $35.7 million, which included cash of $34.5 million and an interest-free receivable with an estimated fair value of $1.2 million and a face value of $1.5 million. The sale resulted in a loss of approximately $29,000 for the three and nine months ended September 30, 2022, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statements of operations. The Company also repaid the $30.0 million mortgage loan that was secured by the hotel property.
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
The following table summarizes changes in key line items from our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Favorable/ (Unfavorable) Change	Nine Months Ended September 30,		Favorable/ (Unfavorable) Change
	2022	2021		2022	2021
Total revenue	$328,156	$247,434	$80,722	$923,389	$556,676	$366,713
Total hotel operating expenses	(216,256)	(172,342)	(43,914)	(614,190)	(398,321)	(215,869)
Property taxes, insurance and other	(17,541)	(17,222)	(319)	(51,289)	(51,821)	532
Depreciation and amortization	(49,428)	(53,069)	3,641	(152,444)	(166,291)	13,847
Advisory services fee	(12,513)	(7,395)	(5,118)	(38,176)	(39,110)	934
Corporate, general and administrative	884	(2,414)	3,298	(6,730)	(12,113)	5,383
Gain (loss) on disposition of assets and hotel properties	(11)	103	(114)	273	395	(122)
Operating income (loss)	33,291	(4,905)	38,196	60,833	(110,585)	171,418
Equity in earnings (loss) of unconsolidated entities	(147)	(145)	(2)	(451)	(423)	(28)
Interest income	1,576	124	1,452	2,153	137	2,016
Other income (expense)	241	208	33	426	682	(256)
Interest expense and amortization of discounts and loan costs	(61,023)	(43,003)	(18,020)	(152,975)	(112,003)	(40,972)
Write-off of premiums, loan costs and exit fees	(1,378)	(1,034)	(344)	(3,076)	(5,200)	2,124
Gain (loss) on extinguishment of debt	—	1,292	(1,292)	—	11,896	(11,896)
Unrealized gain (loss) on derivatives	9,774	6,029	3,745	19,059	3,712	15,347
Income tax (expense) benefit	(4,657)	(2,615)	(2,042)	(10,340)	(2,916)	(7,424)
Net income (loss)	(22,323)	(44,049)	21,726	(84,371)	(214,700)	130,329
(Income) loss attributable to noncontrolling interest in consolidated entities	—	(10)	10	—	84	(84)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	231	367	(136)	679	3,594	(2,915)
Net income (loss) attributable to the Company	$(22,092)	$(43,692)	$21,600	$(83,692)	$(211,022)	$127,330

All hotel properties owned during the three and nine months ended September 30, 2022 and 2021 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for three and nine months ended September 30, 2022 and 2021. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Le Meridien Minneapolis (1)	Minneapolis, MN	Disposition	January 20, 2021
SpringHill Suites Durham (1)	Durham, NC	Disposition	April 29, 2021
SpringHill Suites Charlotte (1)	Charlotte, NC	Disposition	April 29, 2021
Sheraton Ann Arbor (1)	Ann Arbor, MI	Disposition	September 1, 2022
____________________________________
(1)    Collectively referred to as “Hotel Dispositions”
The following table illustrates the key performance indicators of all hotel properties and WorldQuest owned for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RevPAR (revenue per available room)	$126.24	$97.59	$119.19	$74.37
Occupancy	70.98%	62.80%	67.60%	54.06%
ADR (average daily rate)	$177.84	$155.39	$176.32	$137.56
The following table illustrates the key performance indicators of the 99 comparable hotel properties and WorldQuest that were included for the full three and nine September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RevPAR (revenue per available room)	$126.16	$97.59	$119.40	$74.77
Occupancy	71.00%	62.84%	67.70%	54.23%
ADR (average daily rate)	$177.70	$155.30	$176.37	$137.88
Comparison of the Three Months Ended September 30, 2022 and 2021
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $21.6 million, from $43.7 million for the three months ended September 30, 2021 (the “2021 quarter”) to $22.1 million for the three months ended September 30, 2022 (the “2022 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $58.5 million, or 28.9%, to $260.6 million in the 2022 quarter compared to the 2021 quarter. This increase is attributable to higher rooms revenue of $58.6 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic partially offset by a decrease of $71,000 from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 14.4% in room rates and an 816 basis point increase in occupancy.
Food and beverage revenue increased $18.9 million, or 63.5%, to $48.6 million. This increase is attributable to higher sales of food and beverage of $18.9 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $3.2 million, or 21.7%, to $18.2 million. This increase is primarily attributable to an increase of $3.2 million at our comparable hotel properties as our hotel properties recover from the effects of the COVID-19 pandemic. Other non-hotel revenue increased $97,000, or 15.5%, to $724,000 in the 2022 quarter as compared to the 2021 quarter.
Hotel Operating Expenses. Hotel operating expenses increased $43.9 million, or 25.5%, to $216.3 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $26.5 million in the 2022 quarter as compared to the 2021 quarter, as our hotel properties recover from the effects of the COVID-19 pandemic, which was comprised of an increase of $26.4 million from our comparable hotel properties and WorldQuest and an increase of $87,000 from our Hotel Dispositions. Direct expenses were 30.8% of total hotel revenue for the 2022 quarter and 30.1% for the 2021 quarter. Indirect expenses and management fees increased $17.4 million in the 2022 quarter as compared to the 2021 quarter, which was comprised of an increase of $17.5 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic, partially offset by a decrease of $128,000 from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $319,000, or 1.9%, to $17.5 million during the 2022 quarter compared to the 2021 quarter, which was due to an increase of $333,000 from our comparable hotel properties and WorldQuest partially offset by a decrease of $14,000 from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization decreased $3.6 million, or 6.9%, to $49.4 million during the 2022 quarter compared to the 2021 quarter, which was primarily due to a decrease of $3.1 million from our comparable hotel properties primarily related to fully depreciated assets and WorldQuest and a decrease of $590,000 from our Hotel Dispositions.
Advisory Services Fee. Advisory services fee increased $5.1 million, or 69.2%, to $12.5 million in the 2022 quarter compared to the 2021 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2022 quarter, the advisory services fee was comprised of a base advisory fee of $8.9 million, equity-based compensation of $1.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $2.4 million. In the 2021 quarter, the advisory services fee was comprised of a base advisory fee of $9.5 million, equity-based compensation of $2.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $2.0 million and an incentive fee reversal of $6.5 million.
Corporate, General and Administrative. Corporate, general and administrative expense changed $3.3 million, or 136.6%, from an expense of $2.4 million in the 2021 quarter to a credit of $884,000 in the 2022 quarter. The decrease was primarily attributable to a revision to the estimated contribution amount associated with the Second Amended and Restated Contribution Agreement with Ashford Securities that resulted in a $3.5 million expense reduction, lower legal and professional fees of $554,000 and lower public company costs of $85,000 which were partially offset by higher other miscellaneous expenses of $842,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain (loss) on disposition of assets and hotel properties changed $114,000 from a gain of $103,000 in the 2021 quarter to a loss of $11,000 in the 2022 quarter. The gain in the 2021 quarter of $103,000 was primarily related to the sale of two WorldQuest condominiums. The loss in the 2022 quarter was primarily related to the sale of the Sheraton Ann Arbor.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities, which consists of our share of earnings/loss from OpenKey, was $147,000 in the 2022 quarter and $145,000 in the 2021 quarter.
Interest Income. Interest income was $1.6 million and $124,000 for the 2022 quarter and the 2021 quarter, respectively. The income in the 2022 quarter was primarily related to bank account interest resulting from the increase in interest rates.
Other Income (Expense). Other income increased $33,000 from $208,000 in the 2021 quarter to $241,000 in the 2022 quarter. In the 2022 quarter, we recorded $133,000 of income related to payments from counterparties on interest rate caps and miscellaneous income of $108,000. In the 2021 quarter, we recorded miscellaneous income of $208,000.
Interest expense and amortization of discounts and loan costs. Interest expense and amortization of discounts and loan costs increased $18.0 million, or 41.9%, to $61.0 million during the 2022 quarter compared to the 2021 quarter. The increase is primarily due to $17.5 million at our comparable hotel properties primarily due to higher LIBOR rates, a $790,000 increase attributable to the amortization of the embedded debt derivative of the Oaktree loan and an increase of $42,000 from our Hotel Dispositions. These increases were partially offset by lower credits to interest expense of $292,000 related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. The average LIBOR rates in the 2022 quarter and the 2021 quarter were 2.47% and 0.09%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $344,000 to $1.4 million in the 2022 quarter compared to the 2021 quarter. In the 2022 quarter, we wrote off unamortized loan costs of $265,000 and a pro-rata write-off of the Oaktree loan discount in the amount of $514,000 upon making a $4.0 million pay down on the Oaktree loan. Additionally, we incurred third-party fees of $599,000. In the 2021 quarter, we recognized Lismore fees of $643,000 that reflects the amortization over the service period of the Lismore Agreement. Additionally, we wrote off unamortized loan costs in the amount of $332,000 and recognized a prepayment penalty of $63,000 related to the Hilton Boston Back Bay loan refinance.

Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $1.3 million in the 2021 quarter, which primarily related to the write-off of capitalized default interest that was being amortized as a credit to interest expense related to the refinance of the Hilton Boston Back Bay loan.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives increased $3.7 million from $6.0 million in the 2021 quarter to $9.8 million in the 2022 quarter. In the 2022 quarter, we recognized an unrealized gain of $719,000 from the revaluation of the embedded debt derivative and an unrealized gain of $9.1 million associated with interest rate caps. In the 2021 quarter, we recognized an unrealized gain of $6.1 million from the revaluation of the embedded debt derivative, partially offset by an unrealized loss of $72,000 on interest rate floors and an unrealized loss of $25,000 associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $2.0 million, from $2.6 million in the 2021 quarter to $4.7 million in the 2022 quarter. This change was primarily due to an increase in the profitability of our Ashford TRS entities due to the continued recovery from the COVID-19 pandemic in the 2022 quarter compared to the 2021 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $10,000 in the 2021 quarter. On December 31, 2021, the Company acquired the remaining interest in the consolidated entities.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $231,000 in the 2022 quarter and $367,000 in the 2021 quarter. Redeemable noncontrolling interests represented ownership interests of 0.91% and 0.77% in the operating partnership at September 30, 2022 and 2021, respectively.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $127.3 million from $211.0 million for the nine months ended September 30, 2021 (the “2021 period”) to $83.7 million for the nine months ended September 30, 2022 (the “2022 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $272.2 million, or 59.3%, to $731.5 million in the 2022 period compared to the 2021 period. This increase is attributable to higher rooms revenue of $271.7 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic and an increase of $509,000 from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 27.9% in room rates and an increase of 1,347 basis points in occupancy.
Food and beverage revenue increased $82.2 million, or 143.0%, to $139.7 million in the 2022 period compared to the 2021 period. This increase is attributable to higher sales of food and beverage of $81.7 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and an increase of $550,000 from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $11.7 million, or 30.5%, to $50.0 million in the 2022 period compared to the 2021 period. This increase is attributable to higher other revenue of $11.5 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic and an increase of $141,000 from our Hotel Dispositions. Other revenue increased $597,000, or 38.1%, to $2.2 million in the 2022 period compared to the 2021 period.
Hotel Operating Expenses. Hotel operating expenses increased $215.9 million, or 54.2%, to $614.2 million in the 2022 period compared to the 2021 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $119.3 million in the 2022 period compared to the 2021 period, comprised of an increase of $118.8 million from our comparable hotel properties and WorldQuest as our hotel properties continue to recover from the effects of the COVID-19 pandemic and an increase of $475,000 from our Hotel Dispositions. Direct expenses were 30.3% of total hotel revenue for the 2022 period and 28.8% for the 2021 period. Indirect expenses and management fees increased $96.6 million in the 2022 period compared to the 2021 period, comprised of an increase of $96.9 million from our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, partially offset by a decrease of $329,000 from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $532,000 or 1.0%, to $51.3 million in the 2022 period compared to the 2021 period, which was primarily due to a decrease of $132,000 from our Hotel Dispositions and $400,000 at our comparable hotel properties primarily due to real estate assessments or appeals that resulted in lower property taxes.

Depreciation and Amortization. Depreciation and amortization decreased $13.8 million or 8.3%, to $152.4 million in the 2022 period compared to the 2021 period, which consisted of lower depreciation of $826,000 from our Hotel Dispositions and lower depreciation of $13.0 million at our comparable hotel properties and WorldQuest primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee decreased $934,000, or 2.4%, to $38.2 million in the 2022 period compared to the 2021 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2022 period, the advisory services fee was comprised of a base advisory fee of $26.2 million, equity-based compensation of $4.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $7.4 million. In the 2021 period, the advisory services fee was comprised of a base advisory fee of $27.2 million, equity-based compensation of $5.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $6.7 million.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $5.4 million, or 44.4%, to $6.7 million in the 2022 period compared to the 2021 period. The decrease was primarily attributable to lower legal and professional fees of $5.1 million and a revision to the estimated contribution amount associated with the Second Amended and Restated Contribution Agreement with Ashford Securities that resulted in in an expense reduction of $2.4 million. These decreases were partially offset by higher public company costs of $412,000 and higher miscellaneous expenses of $1.6 million.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain on disposition of assets and hotel properties decreased $122,000, from $395,000 in the 2021 period to $273,000 in the 2022 period. The gain in the 2021 period was primarily related to a franchise fee reimbursement of $327,000 related to the disposition of the Embassy Suites New York Manhattan Times Square and a gain related to the sale of two WorldQuest condominiums. The gain in the 2022 period was primarily related to a gain related to the sale of six WorldQuest condominiums.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $451,000 in the 2022 period and $423,000 in the 2021 period, which consisted of our share of loss from OpenKey.
Interest Income. Interest income was $2.2 million and $137,000 in the 2022 period and the 2021 period, respectively. The income in the 2022 period was primarily related to bank account interest resulting from the increase in interest rates.
Other Income (Expense). Other income decreased $256,000 from $682,000 in the 2021 period to $426,000 in the 2022 period. In the 2022 period we recorded income of $133,000 related to payments from counterparties on interest rate caps and miscellaneous income of $293,000. In the 2021 period, we recorded miscellaneous income of $682,000.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $41.0 million, or 36.6%, to $153.0 million in the 2022 period compared to the 2021 period. The increase was primarily due to an $18.6 million increase at our comparable hotel properties primarily due to higher LIBOR rates, $5.3 million attributable to amortization of the embedded debt derivative and the Oaktree term loan as a result of it being outstanding for all of 2022 and lower credits to interest expense of $17.3 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. These increases were partially offset by a decrease of $214,000 from our Hotel Dispositions. The average LIBOR rates in the 2022 period and the 2021 period were 1.24% and 0.10%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $2.1 million to $3.1 million in the 2022 period compared to the 2021 period. In the 2022 period, we recognized Lismore fees of $643,000 that reflects the amortization over the service period of the Lismore Agreement (see note 15 to our consolidated financial statements) and Lismore fees of $690,000 related to loan modifications. We wrote off unamortized loan costs of $265,000 and a pro-rata write-off of the Oaktree loan discount in the amount of $514,000 upon making a $4.0 million pay down on the Oaktree loan. Additionally, we incurred third-party fees of $964,000. In the 2021 period, we recognized Lismore fees of $5.0 million that reflects the amortization over the service period of the Lismore Agreement, which were partially offset by a net credit of $177,000 related to third-party fees, totaling $4.8 million. Additionally, we wrote off unamortized loan costs in the amount of $332,000 and incurred a prepayment penalty of $63,000 related to the Hilton Boston Back Bay loan refinance.
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $11.9 million in the 2021 period, which primarily related to the foreclosure of the SpringHill Suites Durham and SpringHill Suites Charlotte in the amount of $10.6 million and a gain of $1.4 million related to the write-off of capitalized default interest that was being amortized as a credit to interest expense related to the refinance of the Hilton Boston Back Bay loan.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives increased $15.3 million from $3.7 million in the 2021 period to $19.1 million in the 2022 period. In the 2022 period, we recorded an unrealized gain of $4.6 million from the revaluation of the embedded debt derivative in the Oaktree Credit Agreement and an unrealized gain of $14.4 million from interest rate caps. In the 2021 period, we recorded unrealized gain of $4.7 million from the revaluation of the embedded debt derivative, partially offset by unrealized losses of $462,000 from interest rate floors and $554,000 from interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $7.4 million, from $2.9 million in the 2021 period to $10.3 million in the 2022 period. This change was primarily due to an increase in the profitability of our Ashford TRS entities due to the continued recovery from the COVID-19 pandemic in the 2022 period compared to the 2021 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated a loss of $84,000 in the 2021 period. On December 31, 2021, the Company acquired the remaining interest in the consolidated entities.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $679,000 and $3.6 million in the 2022 period and the 2021 period, respectively. Redeemable noncontrolling interests represented ownership interests of 0.91% and 0.77% in the operating partnership at September 30, 2022 and 2021, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2022, the Company held cash and cash equivalents of $505.5 million and restricted cash of $132.1 million, the vast majority of which is comprised of lender and manager-held reserves. As of September 30, 2022, $27.4 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels decline below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. These cash trap provisions have been triggered on nearly all of our mortgage loans containing cash trap provisions. As of September 30, 2022, 85% of our hotels were in cash traps and approximately $18.6 million of our restricted cash was subject to these cash traps. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
We are required to maintain certain financial ratios under various debt and related agreements. If we violate covenants in any debt or related agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP. As of November 3, 2022, the Company is not expecting to be required to repay all or a portion of our indebtedness before maturity.
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
Debt Transactions
On June 7, 2022, we amended our $33.2 million mortgage loan, secured by the Sheraton Ann Arbor hotel, which extended the maturity to December 2022 and included a $3.2 million principal repayment. The amended mortgage loan was interest only and bears interest at a rate of LIBOR + 4.40%, and had a LIBOR floor of 0.25%.
On July 1, 2022, the Bank of America Pool 3 mortgage loan was brought current and is no longer in default.
On September 1, 2022, we completed the sale of the Sheraton Ann Arbor and repaid the $30.0 million mortgage loan with the proceeds from the sale.
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
As of November 3, 2022, no shares of Series J Preferred Stock or Series K Preferred Stock have been issued. We intend to use the net proceeds from the sale of any shares of Series J Preferred Stock or Series K Preferred Stock for general corporate purposes, including, without limitation, payment of dividends on our outstanding capital stock, repayment of debt or other maturing obligations, financing future hotel-related investments, redemption of outstanding shares of our preferred stock, capital expenditures and working capital.
On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. On September 10, 2021, the Company filed a registration statement on Form S-11, which was declared effective by the SEC on September 29, 2021, to register for resale under the Securities Act, 6,040,888 shares of Common Stock that may be issued to M3A under the M3A Purchase Agreement. In connection with the Company’s recent eligibility to use a Form S-3, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement. As of November 3, 2022, the Company has issued approximately 900,000 shares of common stock for gross proceeds of approximately $12.9 million under the M3A Purchase Agreement.
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
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 3, 2022, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
On September 14, 2022, we filed with the SDAT new articles supplementary to our Articles of Amendment and Restatement with respect to our Series J Preferred Stock and Series K Preferred Stock to remove (i) references to our option to list the preferred stock in the redemption provisions and (ii) and the provisions regarding certain change of control conversion rights (which were only triggered upon a listing of the preferred stock). All other terms of the Series J Preferred Stock and the Series K Preferred Stock (including, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption) remain unchanged by the filing of the new articles supplementary. We also caused our operating partnership to execute Amendment No. 11 to the Seventh Amended and Restated Agreement of Limited Partnership to conform to the terms of the Series J Preferred Stock and Series K Preferred Stock, respectively, as set forth in the new articles supplementary.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $39.5 million and $(113.5) million for the nine months ended September 30, 2022 and 2021, respectively. Cash flows provided by (used in) operations were impacted by the COVID-19 pandemic, changes in hotel operations, our hotel dispositions in 2021 and 2022 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.

Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2022, net cash flows used in investing activities were $28.3 million. Cash outflows consisted of $68.1 million for capital improvements made to various hotel properties partially offset by cash inflows of $34.7 million from proceeds received from the sale of the Sheraton Ann Arbor and six WorldQuest condominium units, $1.0 million of proceeds from property insurance and $4.0 million from the payment of a note receivable.
For the nine months ended September 30, 2021, net cash flows used in investing activities were $9.7 million. Cash outflows primarily consisted of $19.0 million for capital improvements made to various hotel properties. Cash outflows were partially offset by cash inflows of $7.5 million from proceeds received from the sale of the Le Meridien Minneapolis and $2.0 million of proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2022, net cash flows used in financing activities were $65.2 million. Cash outflows primarily consisted of $49.3 million for repayments of indebtedness, $2.3 million for payments of loan costs and exit fees, $9.3 million of payments for preferred dividends and $5.3 million of payments for derivatives, partially offset by $1.6 million of borrowings on indebtedness.
For the nine months ended September 30, 2021, net cash flows provided by financing activities were $713.9 million. Cash inflows primarily consisted of $293.5 million from borrowings on indebtedness, net of commitment fee and $548.4 million of net proceeds from issuances of common stock, partially offset by cash outflows of $106.7 million for repayments of indebtedness, $20.5 million for payments of loan costs and exit fees and $824,000 of payments for derivatives.
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
SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter to enable us to make quarterly distributions to maintain our REIT status due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand, borrowings and common stock to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
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
We present EBITDA, EBITDAre and Adjusted EBITDAre because we believe they are useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results. Our management team also uses EBITDA as one measure in determining the value of acquisitions and dispositions. EBITDA, EBITDAre and Adjusted EBITDAre as calculated by us may not be comparable to EBITDA, EBITDAre and Adjusted EBITDAre reported by other companies that do not define EBITDA, EBITDAre and Adjusted EBITDAre exactly as we define the terms. EBITDA, EBITDAre and Adjusted EBITDAre do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income (loss) or net income (loss) determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(22,323)	$(44,049)	$(84,371)	$(214,700)
Interest expense and amortization of discounts and loan costs	61,023	43,003	152,975	112,003
Depreciation and amortization	49,428	53,069	152,444	166,291
Income tax expense (benefit)	4,657	2,615	10,340	2,916
Equity in (earnings) loss of unconsolidated entities	147	145	451	423
Company’s portion of EBITDA of unconsolidated entities	(148)	(144)	(452)	(419)
EBITDA	92,784	54,639	231,387	66,514
(Gain) loss on disposition of assets and hotel properties	11	(103)	(273)	(395)
EBITDAre	92,795	54,536	231,114	66,119
Amortization of unfavorable contract liabilities	43	52	138	158
Write-off of premiums, loan costs and exit fees	1,378	1,034	3,076	5,200
(Gain) loss on extinguishment of debt	—	(1,292)	—	(11,896)
Other (income) expense, net	(241)	(209)	(426)	(683)
Transaction and conversion costs	(3,401)	332	(1,828)	2,254
Legal, advisory and settlement costs	(96)	2,435	(59)	6,932
Unrealized (gain) loss on derivatives	(9,774)	(6,029)	(19,059)	(3,712)
Dead deal costs	76	—	356	689
Uninsured remediation costs	—	(33)	—	341
Stock/unit-based compensation	1,275	2,490	5,324	7,539
Advisory services incentive fee	—	(6,472)	—	—
Company’s portion of adjustments to EBITDAre of unconsolidated entities	1	2	12	14
Adjusted EBITDAre	$82,056	$46,846	$218,648	$72,955

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets and hotel properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes gain/loss on extinguishment of debt, write-off of premiums, loan costs and exit fees, other income/expense, net transaction and conversion costs, legal, advisory and settlement costs, dead deal costs, and stock/unit-based compensation and non-cash items such as amortization of loan costs, amortization of the term loan discount, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than we do. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(22,323)	$(44,049)	$(84,371)	$(214,700)
(Income) loss attributable to noncontrolling interest in consolidated entities	—	(10)	—	84
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	231	367	679	3,594
Preferred dividends	(3,104)	(2,039)	(9,311)	1,488
Gain (loss) on extinguishment of preferred stock	—	(1,789)	—	959
Net income (loss) attributable to common stockholders	(25,196)	(47,520)	(93,003)	(208,575)
Depreciation and amortization of real estate	49,428	53,033	152,444	166,182
(Gain) loss on disposition of assets and hotel properties	11	(103)	(273)	(395)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(231)	(367)	(679)	(3,594)
Equity in (earnings) loss of unconsolidated entities	147	145	451	423
Company’s portion of FFO of unconsolidated entities	(148)	(145)	(452)	(421)
FFO available to common stockholders and OP unitholders	24,011	5,043	58,488	(46,380)
(Gain) loss on extinguishment of preferred stock	—	1,789	—	(959)
Write-off of premiums, loan costs and exit fees	1,378	1,034	3,076	5,200
(Gain) loss on extinguishment of debt	—	(1,292)	—	(11,896)
Other (income) expense, net	(108)	(209)	(293)	(683)
Transaction and conversion costs	(3,401)	332	(1,828)	2,628
Legal, advisory and settlement costs	(96)	2,435	(59)	6,932
Unrealized (gain) loss on derivatives	(9,774)	(6,029)	(19,059)	(3,712)
Dead deal costs	76	—	356	689
Uninsured remediation costs	—	(33)	—	341
Stock/unit-based compensation	1,275	2,490	5,324	7,539
Amortization of term loan exit fee	3,092	1,896	8,669	4,556
Amortization of loan costs	2,512	2,203	7,314	9,960
Advisory services incentive fee	—	(6,472)	—	—
Company’s portion of adjustments to FFO of unconsolidated entities	1	2	12	14
Adjusted FFO available to common stockholders and OP unitholders	$18,966	$3,189	$62,000	$(25,771)

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2022:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100%	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hilton	Ft. Worth, TX	Full service	294	100	294
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	349	100	349
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	499	100	499
Marriott	Omaha, NE	Full service	300	100	300
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	100	90
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	100	96
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160
Renaissance (3)	Palm Springs, CA	Full service	410	100	410
Total			22,116		22,116
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
At September 30, 2022, our total indebtedness of $3.8 billion included $3.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2022, would be approximately $8.8 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $321.9 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2022, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. The litigation was resolved in 2017 with the determination and reimbursement of attorneys’ fees being the only remaining dispute. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. As of September 30, 2022, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgment in favor of the plaintiffs. Due to the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, a settlement was reached, signed by the parties and approved by the Court in June 2022. The settlement requires the Company to establish a settlement fund that will be used to pay plaintiffs that opt in by November 10, 2022 and are entitled to receive payment, and to fund administrative expenses. The Company previously recorded an accrual of approximately $4.2 million. As of September 30, 2022, the Company has paid $100,000 and the accrual is approximately $4.1 million.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2022, no amounts have been accrued.
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
Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.
The economic outlook in the United States is uncertain and facing recessionary concerns resulting from slowing gross domestic product growth, continuing effects of the COVID-19 pandemic, rising inflation, increasing interest rates, supply chain disruptions and the conflict between Russia and Ukraine. Because economic conditions in the United States may affect demand within the hospitality industry and our subsidiaries’ businesses, current and future economic conditions in the United States, including slower growth, stock market volatility and recession fears, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment and the availability of credit and interest rates.
Inflation and price volatility could negatively impact our businesses and results of operations.
General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility, causing interest rates and borrowing costs to rise. These increases and any fiscal, monetary or other policy interventions by the U.S. government or Federal Reserve in reaction to such events could negatively impact our businesses by increasing our operating costs and our borrowing costs and may negatively impact our ability to access the debt markets on favorable terms.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	20,874	(2)	$7.81	(3)	—	$200,000,000
August 1 to August 31	452	(2)	—		—	200,000,000
September 1 to September 30	31		9.79	(3)	—	200,000,000
Total	21,357		$7.81		—
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
(2)There is no cost associated with the forfeiture of 2 and 452 restricted shares of our common stock in July and August, respectively.
(3)Includes 20,872 and 31 shares in July and September that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
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
3.6
Articles Supplementary establishing the Series J Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.7
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.8
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016 and by Amendment No. 4 on March 17, 2022, adopted on March 17, 2022. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on March 18, 2022) (File No. 001-31775)

10.1
Amendment No. 11 to the Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of September 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 001-31775)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	November 7, 2022	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	November 7, 2022	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer