Form 10-K
period 2022-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2023-03-10
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
As of June 30, 2022, the aggregate market value of 34,219,971 shares of the registrant’s common stock held by non-affiliates was approximately $204,635,000.
As of March 8, 2023, the registrant had 34,495,124 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2023 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2022
PART I

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
•our ability to restructure existing property-level indebtedness;
•our ability to secure additional financing to enable us to operate our business;
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
•rising interest rates and inflation;
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
•unanticipated increases in financing and other costs;
•changes in our industry and the market in which we operate and local economic conditions;
•the degree and nature of our competition;
•actual and potential conflicts of interest with Ashford Inc. and its subsidiaries (including Ashford Hospitality Advisors LLC (“Ashford LLC”), Remington Hotels and Premier Project Management LLC (“Premier”)), Braemar

Hotels & Resorts Inc. (together with its subsidiaries, “Braemar”), our executive officers and our non-independent directors;
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
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. The matters summarized under “Item 1A. Risk Factors,” and elsewhere, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak, including the resurgence of cases to the spread of the Delta, Omicron or other potential variants. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Annual Report on Form 10-K. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results and performance, except as may be required by applicable law.
Item 1.    Business
GENERAL
Ashford Hospitality Trust, Inc., together with its subsidiaries, is a REIT. While our portfolio currently consists of upscale hotels and upper upscale full-service hotels, our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the United States that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average, and in all methods including direct real estate, equity, and debt. We currently anticipate future investments will predominantly be in upper upscale hotels. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly-owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2022, we held interests in the following assets:
•100 consolidated hotel properties, which represent 22,316 total rooms;
•79 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);
•15.1% ownership in OpenKey with a carrying value of $2.1 million;
•32.5% ownership in 815 Commerce Managing Member, LLC (“815 Commerce MM”), which is developing the Le Meridien Fort Worth, with a carrying value of approximately $8.5 million; and
•an investment in an entity that owns two resorts in Napa, CA, with a carrying value of approximately $9.0 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2022, our 100 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
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
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audio visual services, real estate advisory and brokerage services, insurance claims services, hypoallergenic premium rooms, broker-dealer and distribution services, mobile key technology and cash management services. See note 17 to our consolidated financial statements.
As of December 31, 2022, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. together owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,145,385 shares of Ashford Inc. common stock, which if converted would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.5%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 362,959 shares owned by trusts.
Liquidity
As of December 31, 2022, the Company held cash and cash equivalents of $417.1 million and restricted cash of $142.0 million. The vast majority of the restricted cash comprises lender and manager held reserves. On January 11, 2023, the Company announced that its board of directors declared cash dividends on the Company’s 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock for the first quarter ending March 31, 2023. The Company also announced that its board of directors declared cash dividends on the Company’s Series J Redeemable Preferred Stock equal to a quarterly rate of $0.50 per share, payable as follows: $0.1666 per share was paid on February 15, 2023 to stockholders of record as of January 31, 2023; $0.1666 per share will be paid on March 15, 2023 to stockholders of record as of February 28, 2023; and $0.1666 per share will be paid on April 17, 2023 to stockholders of record as of March 31, 2023; and declared a monthly cash dividend for the Company's Series K Redeemable Preferred Stock equal to a quarterly rate of $0.5125 per share, payable as follows: $0.1708 per share was paid on February 15, 2023 to stockholders of record as of January 31, 2023; $0.1708 per share will be paid on March 15, 2023 to stockholders of record as of February 28, 2023; and $0.1708 per share will be paid on April 17, 2023 to stockholders of record as of March 31, 2023. The Company has continued the suspension of its common stock dividend into 2023.
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
•preserving capital and enhancing liquidity;
•implementing selective capital improvements designed to increase profitability and to maintain the quality of our assets;
•implementing effective asset management strategies to minimize operating costs and increase revenues;
•financing or refinancing hotels on competitive terms;
•modifying or extending property-level indebtedness;
•utilizing hedges, derivatives and other strategies to mitigate risks;
•accessing cost effective capital, including through the issuance of non-traded preferred securities; and
•making other investments or divestitures that our board of directors deems appropriate.
Our current investment strategy is to focus on owning predominantly full-service hotels in the upper upscale segment in domestic markets that have RevPAR generally less than twice the U.S. national average. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our investments may include: (i) direct hotel investments; (ii) mezzanine financing through origination or acquisition; (iii) first mortgage financing through origination or acquisition; (iv) sale-leaseback transactions; and (v) other hospitality transactions.
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
BUSINESS SEGMENTS
We currently operate in one business segment within the hotel lodging industry: direct hotel investments. A discussion of our operating segment is incorporated by reference from note 24 to our consolidated financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
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
DISTRIBUTION POLICY
No dividends can be paid on our common stock unless and until all accumulated and unpaid dividends on our outstanding preferred stock have been declared and paid. As of March 8, 2023, the Company had no accumulated unpaid dividends on its outstanding preferred stock. Additionally, under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend (except a dividend in shares of stock) may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. Maryland law permits these determinations to be made by our board of directors based on either a book value basis or a reasonable fair value basis. As of December 31, 2022, the Company had a deficit in stockholders’ equity of approximately $150.4 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015. There is no expectation that a dividend on our common stock can or would be considered or declared at any time in the foreseeable future.
Declaration of dividends in 2023 on our preferred stock may require a determination by our board of directors, at the time of any determination, that the Company would continue to have positive equity on a fair value basis, among other considerations.
Distributions are authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. The board of directors will continue to review our distribution policy on at least a quarterly basis. Our ability to pay distributions to our preferred or common stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect subsidiaries of our operating partnership, the management of our properties by our hotel managers and general business conditions. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a stockholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
On December 6, 2022, our board of directors reviewed and approved our 2023 dividend policy. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2023 and expect to pay dividends on our outstanding Preferred Stock during 2023. Our board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
Our corporate charter allows us to issue preferred stock with a preference on distributions, such as our 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”), 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock,”) 8.0% Series J Redeemable Preferred Stock, par value $0.01 per share (the “Series J Preferred Stock”), Series K Redeemable Preferred Stock, par value $0.01 per share (the “Series K Preferred Stock,”) (together the “Preferred Stock”). The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distributions. The issuance of these series of Preferred Stock and units together with any similar issuance in the future, given the dividend preference on such stock or units, could limit our ability to make a dividend distribution to our common stockholders.

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
EMPLOYEES
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. have approximately 102 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
INSURANCE
We maintain comprehensive insurance, including liability, property, workers’ compensation, rental loss, environmental, terrorism, cybersecurity, directors and officers and, when available on commercially reasonable terms, flood, wind and earthquake insurance, with policy specifications, limits, and deductibles customarily carried for similar properties. Certain types of losses (for example, matters of a catastrophic nature such as global pandemics, acts of war or substantial known environmental liabilities) as well as certain types of coverages previously available under policies set forth above (for example, communicable disease, abuse & molestation coverages previously available under general liability policies) are either uninsurable or require substantial premiums that are not economically feasible to maintain. Certain types of losses, such as those arising from subsidence activity, are insurable only to the extent that certain standard policy exceptions to insurability are waived by agreement with the insurer. We believe, however, that our properties are adequately insured, consistent with industry standards.
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
As of December 31, 2022, our portfolio consisted of 100 consolidated hotel properties, 93 of which operated under the following franchise licenses or brand management agreements:
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
SpringHill Suites and/or SpringHill Suites by Marriott, which are registered trademarks of Marriott International, Inc.
Residence Inn and/or Residence Inn by Marriott, which are registered trademarks of Marriott International, Inc.
Courtyard and/or Courtyard by Marriott, which are registered trademarks of Marriott International, Inc.
Fairfield Inn & Suites by Marriott, which is a registered trademark of Marriott International, Inc.
TownePlace Suites by Marriott, which is a registered trademark of Marriott International, Inc.
Renaissance, which is a registered trademark of Renaissance Hotel Holdings, Inc.
The Ritz-Carlton, which is a registered trademark of The Ritz-Carlton Hotel Company, L.L.C.
Hyatt Regency, which is a registered trademark of Hyatt Corporation

Sheraton, which is a registered trademark of The Sheraton LLC
W Hotels, which is a registered trademark of Starwood Hotels & Resorts Worldwide, LLC
Westin, which is a registered trademark of Westin Hotel Management, L.P.
Crowne Plaza, which is a registered trademark of Six Continents Hotels, Inc.
Hotel Indigo, which is a registered trademark of Six Continents Hotels, Inc.
One Ocean, which is a registered trademark of Remington Hotels, LLC
Our management companies, including Remington Hotels, must operate each hotel pursuant to the terms of the related franchise or brand management agreement and must use their best efforts to maintain the right to operate each hotel pursuant to such terms. In the event of termination of a particular franchise or brand management agreement, our management companies must operate any affected hotels under another franchise or brand management agreement, if any, that we enter into. We anticipate that many of the additional hotels we acquire could be operated under franchise licenses or brand management agreements as well.
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
SEASONALITY
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly revenue. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as pandemics, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter to enable us to make quarterly distributions to maintain our REIT status due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand, cash generated through borrowings, and issuances of common stock to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
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
•unanticipated increases in financing and other costs, including a rise in interest rates or inflation;
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
We did not pay dividends on our common stock in fiscal year 2022. We do not expect to pay dividends on our common stock for the foreseeable future.
We did not pay dividends on our common stock in fiscal year 2022. We do not expect to pay dividends on our common stock for the foreseeable future. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2023. The board of directors will continue to review our dividend policy and make future announcements with respect thereto.
Under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend (except a dividend in shares of stock) may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. Maryland law permits these determinations to be made by our board of directors based on either a book value basis or a reasonable fair value basis. As of December 31, 2022, the Company had a deficit in stockholders’ equity of approximately $150.4 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015. There is no expectation that a dividend on common stock can or would be considered or declared at any time in the foreseeable future.
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
We do not have any employees, and rely on our hotel managers to employ the personnel required to operate the hotels we own. As a result, we have less ability to reduce staffing at our hotels than we would if we employed such personnel directly.
We do not have any employees. We contractually engage hotel managers, such as Marriott, Hilton, Hyatt and our affiliate, Remington Hotels, which is owned by Ashford Inc., to operate, and to employ the personnel required to operate our hotels. The hotel manager is required under the applicable hotel management agreement to determine appropriate staffing levels; we are required to reimburse the applicable hotel manager for the cost of these employees. As a result, we are dependent on our hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor, and we have less ability to reduce staffing at our hotels than we would if we employed such personnel directly. As a result, our hotels may be staffed at a level higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our hotel managers) in order to influence the staffing decisions made by Remington Hotels, which is our affiliate.
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
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base advisory fee (based on our total market capitalization and the amount of sold assets) subject to a minimum base advisory fee. The minimum base advisory fee is equal to the greater of (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, we will still be required to make monthly payments to our advisor equal to the minimum base advisory fee, which could adversely impact our liquidity and financial condition. As described further in our filings with the SEC, the independent members of the board of directors of Ashford Inc. provided the Company a deferral on the payment of certain fees and expenses with respect to the months of October 2020, November 2020, December 2020 and January 2021 payable under the advisory agreement such that all such fees would be due and payable on the earlier of (x) January 18, 2021 and (y) immediately prior to the closing of the Oaktree Credit Agreement. The foregoing payment was due and payable on January 11, 2021. Additionally, the independent members of the board of directors of Ashford Inc. waived any claim against the Company and the Company’s affiliates and each of their officers and directors for breach of the advisory agreement or any damages that may have arisen in absence of such fee deferral. In accordance with the terms of the previously disclosed deferrals, the Company paid Ashford Inc. $14.4 million on January 11, 2021, immediately prior to the closing of the Oaktree Credit Agreement. There can be no assurances that Ashford Inc. will grant similar deferrals in the future.
Similarly, pursuant to our hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., we pay Remington Hotels monthly base hotel management fees on a per hotel basis equal to the greater of approximately $16,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hotels equal to approximately $16,000 per hotel (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
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
As of December 31, 2022, we have entered into management agreements with Remington Hotels, a subsidiary of Ashford Inc., to manage 68 of our 100 hotel properties and the WorldQuest condominium properties. We have hired unaffiliated third-party hotel managers to manage our remaining properties. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis, and we cannot assure you that the hotel managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
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

We often depend upon the secure transmission of this information over public networks. Our advisor’s and our hotel managers’ networks and storage applications may be subject to unauthorized access by hackers or others (through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. Any significant breakdown, invasion, destruction, interruption or leakage of our advisor’s or our hotel managers’ systems could harm us.
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
On January 15, 2021, the Company and Ashford Trust OP entered into the Oaktree Credit Agreement with Oaktree and the Administrative Agent. As of December 31, 2022, our outstanding indebtedness consists of our $196.0 million senior secured credit facility and approximately $3.6 billion in property-level debt, including approximately $3.5 billion of variable interest rate debt. We have an additional $250 million of capacity under our senior secured credit facility with Oaktree in the form of “delayed draw” term loan commitments. On October 12, 2021, we entered into Amendment No. 1 to the Oaktree Credit Agreement, which did not result in us incurring additional indebtedness or increasing our borrowing capacity under the facility but which, among other items, (i) suspends our obligations to comply with certain covenants under the facility if at any point there are no loans or accrued interest outstanding, (ii) suspends our obligation to subordinate fees due under the advisory agreement if at any point there are no loans or accrued paid-in-kind interest outstanding or any accrued dividends on any of our preferred stock and we have a minimum level of cash, (iii) permits Oaktree to, at any time, elect to receive an exit fee (the “Exit Fee”) in warrants for the purchase of common stock equal to 19.9% of all common stock outstanding on the closing date of the Oaktree Credit Agreement subject to certain upward or downward adjustments, and (iv) provides that in the event prior to the termination of the Oaktree Credit Agreement, Oaktree elects to receive the Exit Fee in warrants and any of such warrants are sold at a price per share of common stock in excess of $40, all obligations owed to Oaktree shall be reduced by an amount equal to 25% of the amount of such excess consideration, subject to certain adjustments. We may also incur additional variable rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
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
As of December 31, 2022, our outstanding indebtedness consists of our $196.0 million senior secured credit facility and approximately $3.6 billion in property-level debt, including approximately $3.5 billion of variable interest rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
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
Some of our loan agreements also contain cash trap provisions that are triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is not distributed to us at any time after the cash trap provisions have been triggered until we have cured performance issues. This could affect our liquidity and our ability to make distributions to our stockholders. If we are not able to make distributions to our stockholders, we may not qualify as a REIT. As of December 31, 2022, 79% of our hotels are in cash traps.
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
We may be adversely affected by changes in LIBOR or SOFR reporting practices, the method in which LIBOR or SOFR is determined or the transition away from LIBOR to SOFR or other alternative reference rates.
In July 2017, the United Kingdom regulator that regulates London Interbank Offered Rate (“LIBOR”) announced its intention to phase out LIBOR rates by the end of 2021. On March 5, 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, and the Financial Conduct Authority announced that all LIBOR rates will either cease to be published by any benchmark administrator, or no longer be representative immediately after December 31, 2021 for all GBP, EUR, CHF and JPY LIBOR rates and one-week and two-month U.S. dollar LIBOR rates, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR rates. As of January 1, 2022, publication of one-week and two-month U.S. dollar LIBOR has ceased, and regulated U.S. financial institutions are no longer permitted to enter into new contracts referencing any LIBOR rates. The Alternative Reference Rates Committee (“ARRC”), a committee convened by the Federal Reserve Board and the New York Federal Reserve Bank, has proposed replacing U.S. dollar LIBOR with a new index based on trading in overnight repurchase agreements, the Secured Overnight Financing Rate (“SOFR”). The ARRC has formally announced and recommended SOFR as an alternative reference rate to LIBOR. As of December 31, 2022, we had approximately $3.5 billion of variable interest rate debt as well as interest rate derivatives including caps on the majority of our variable rate debt that are indexed to LIBOR.
The methodology of calculating SOFR is different to that of LIBOR, as SOFR is calculated using short-term repurchase agreements backed by U.S. Treasury securities and is backward looking, while LIBOR is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. In addition since SOFR is a secured rate backed by government securities, it does not take into account bank credit risk (as is the case with LIBOR). SOFR also may be more volatile than LIBOR. In July 2021, the ARRC formally recommended the use of forward-looking term rates based on SOFR published by CME Group (the “Term SOFR”) on commercial loans. While Term SOFR matches more closely the term structure and forward-looking features of LIBOR, as a calculation based on a secured overnight financing rate it still does not match the credit risk-sensitive nature of LIBOR as an unsecured term rate. At this time, there is no guarantee that such transition from LIBOR to SOFR will not result in financial market disruptions.
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
Some of our hotels are on land subject to ground leases, at least three of which cover the entire property. Accordingly, we only own a long-term leasehold rather than a fee simple interest, with respect to all or a portion of the real property at these hotels. If we fail to make a payment on a ground lease or are otherwise found to be in breach of a ground lease, we could lose the right to use the hotel or portion of the hotel property that is subject to the ground lease. In addition, unless we can purchase the fee simple interest in the underlying land and improvements or extend the terms of these ground leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the ground leases. We may not be able to renew any ground lease upon its expiration or if renewed, the terms may not be favorable. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would need to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects. Our ability to refinance a hotel property subject to a ground lease may be negatively impacted as the ground lease expiration date approaches.
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
During 2022, approximately 11% of our total hotel revenue was generated from nine hotels located in the Washington D.C. area, one of several key U.S. markets considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
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
The initial term of our advisory agreement with our advisor is 10 years from the effective date of the advisory agreement, subject to an extension by our advisor for up to 7 successive additional 10-year renewal terms thereafter. The board of directors will review our advisor’s performance and fees annually and, following the 10-year initial term, may elect to renegotiate the amount of fees payable under the advisory agreement in certain circumstances. Additionally, if we undergo a change of control transaction, we will have the right to terminate the advisory agreement with the payment of the termination fee described below. If we terminate the advisory agreement without cause or upon a change of control, we will be required to pay our advisor a termination fee equal to:
•(A) 1.1 multiplied by the greater of (i) 12 times the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; (ii) the earnings multiple (calculated as our advisor’s total enterprise value on the trading day immediately preceding the day the termination notice is given to our advisor divided by our advisor’s most recently reported adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”)) for our advisor’s common stock for the 12 month period preceding the termination date of the advisory agreement multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; or (iii) the simple average of the earnings multiples for each of the three fiscal years preceding the termination of the advisory agreement (calculated as our advisor’s total enterprise value on the last trading day of each of the three preceding fiscal years divided by, in each case, our advisor’s Adjusted EBITDA for the same periods), multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; plus
•(B) an additional amount such that the total net amount received by our advisor after the reduction by state and U.S. federal income taxes at an assumed combined rate of 40% on the sum of the amounts described in (A) and (B) shall equal the amount described in (A).

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
Conflicts of interest in general and specifically relating to Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels and Premier) may lead to management decisions that are not in the stockholders’ best interest. The chairman of our board of directors, Mr. Monty J. Bennett, is the chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr., who is our chairman emeritus, is a significant stockholder of Ashford Inc. Prior to its acquisition by Ashford Inc. on November 6, 2019, Messrs. Archie Bennett, Jr. and Monty J. Bennett beneficially owned 100% of Remington Hotels. As of December 31, 2022, Remington Hotels managed 68 of our 100 hotel properties and the WorldQuest condominium properties and provides other services.
As of December 31, 2022, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. together owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,145,385 shares of Ashford Inc. common stock, which if converted would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.5%. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 362,959 shares owned by trusts.
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
Substantially all of our assets are encumbered by property-level indebtedness; therefore, we may be limited in our ability to raise additional capital through property-level or other financings. In addition, our ability to raise additional capital could be limited to refinancing existing secured mortgages before their maturity date which may result in yield maintenance or other prepayment penalties to the extent that the mortgage is not open for prepayment at par. Due to these limitations on our ability to raise additional capital, we may face difficulties obtaining liquidity and negotiating with lenders in times of distress.
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
The assets associated with certain of our derivative transactions may not constitute qualified REIT assets and the related income may not constitute qualified REIT income. Significant fluctuations in the value of such assets or the related income could jeopardize our REIT status or result in additional tax liabilities.
We may enter into certain derivative transactions to protect against interest rate risks and credit default risks not specifically associated with debt incurred to acquire qualified REIT assets. The REIT provisions of the Code limit our income and assets in each year from such derivative transactions. Failure to comply with the asset or income limitation within the REIT provisions of the Code could result in penalty taxes or loss of our REIT status. If we elected to contribute non-qualifying derivatives into a TRS to preserve our REIT status, such an action could likely result in any income from such transactions being subject to U.S. federal income taxation.
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
Tax increases and changes in tax rules may adversely affect our financial results.
As a company conducting business with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.
The Biden administration has announced in 2021 and 2022, and in certain cases has enacted, a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also creates a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries. Certain provisions of the IRA will become effective beginning in fiscal 2023. We do not believe the IRA will have a material negative impact on our business.
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
We conduct operations so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status or we may be required to rely on a REIT “savings clause.” If we were to rely on a REIT “savings clause,” we could have to pay a penalty tax, which could be material. Due to the gain we recognized as a result of the spin-off of Braemar, if Braemar were to fail to qualify as a REIT for 2013, we may have failed to qualify as a REIT for 2013 and subsequent taxable years. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
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
If our hotel managers, including Ashford Hospitality Services LLC and its subsidiaries (including Remington Hotels) do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.
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
If our hotel managers, including Ashford Hospitality Services LLC (“AHS”) and its subsidiaries (including Remington Hotels), do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly-traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our hotel managers and their owners, there can be no assurance that these ownership levels will not be exceeded. Additionally, we and AHS and its subsidiaries, including Remington Hotels, must comply with the provisions of the private letter ruling we obtained from the IRS in connection with Ashford Inc.’s acquisition of Remington Hotels to ensure that AHS and its subsidiaries, including Remington Hotels, continue to qualify as “eligible independent contractors.”
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
We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder, subject to certain limitations, including that the cash portion be at least 20% of the total distribution (10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022).
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
Our charter’s constructive ownership rules are complex and may cause stock owned actually or constructively by a group of related individuals and/or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of any class or series of our stock by an individual or entity could nevertheless cause that individual or entity to own constructively in excess of 9.8% of a class or series of outstanding stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our stock in excess of the ownership limit without the consent of our board of directors will be void and could result in the shares being automatically transferred to a charitable trust.
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
Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Maryland corporation by statute are not required to act in certain takeover situations under the same standards of care and are not subject to the same standards of review, as apply in Delaware and other corporate jurisdictions.
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
•subject to the terms of any outstanding classes or series of preferred stock, classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;
•employ and compensate affiliates (subject to disinterested director approval);
•direct our resources toward investments that do not ultimately appreciate over time; and
•determine that it is not in our best interests to attempt to qualify, or to continue to qualify, as a REIT.
Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving stockholders the right to vote.
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
Our charter authorizes the issuance of up to 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of March 8, 2023, we had 34,495,124 shares of our common stock issued and outstanding, 1,174,427 shares of our Series D Cumulative Preferred Stock, 1,251,044 shares of our Series F Cumulative Preferred Stock, 1,531,996 shares of our Series G Cumulative Preferred Stock, 1,308,415 shares of our Series H Cumulative Preferred Stock, and 1,252,923 shares of our Series I Cumulative Preferred Stock, 201,571 shares of our Series J Redeemable Preferred stock and 5,400 shares of our Series K Redeemable Preferred Stock. Accordingly, we may issue up to an additional 365,504,876 shares of common stock and 43,274,224 shares of preferred stock.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.Properties
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2022, our portfolio consisted of 100 consolidated hotel properties that were included in our consolidated operations. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2022
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100	150	71.83%	$167.00	$119.96
Embassy Suites	Dallas, TX	Full service	150	100	150	62.29%	$133.16	$82.94
Embassy Suites	Herndon, VA	Full service	150	100	150	72.20%	$153.79	$111.04
Embassy Suites	Las Vegas, NV	Full service	220	100	220	76.11%	$161.54	$122.95
Embassy Suites	Flagstaff, AZ	Full service	119	100	119	80.05%	$166.72	$133.46
Embassy Suites	Houston, TX	Full service	150	100	150	65.94%	$148.01	$97.60
Embassy Suites	West Palm Beach, FL	Full service	160	100	160	77.50%	$187.42	$145.25
Embassy Suites	Philadelphia, PA	Full service	263	100	263	75.45%	$160.31	$120.95
Embassy Suites	Walnut Creek, CA	Full service	249	100	249	82.59%	$170.40	$140.73
Embassy Suites	Arlington, VA	Full service	269	100	269	74.96%	$195.94	$146.87
Embassy Suites	Portland, OR	Full service	276	100	276	55.38%	$173.18	$95.91
Embassy Suites	Santa Clara, CA	Full service	258	100	258	63.05%	$212.37	$133.90
Embassy Suites	Orlando, FL	Full service	174	100	174	87.81%	$163.13	$143.24
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119	73.08%	$137.72	$100.65
Hilton Garden Inn	Austin, TX	Select service	254	100	254	66.00%	$200.85	$132.56
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158	74.41%	$125.41	$93.31
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176	81.62%	$149.50	$122.02
Hilton	Houston, TX	Full service	242	100	242	60.98%	$129.60	$79.04
Hilton	St. Petersburg, FL	Full service	333	100	333	64.87%	$199.34	$129.32
Hilton	Santa Fe, NM	Full service	158	100	158	71.17%	$217.50	$154.80
Hilton	Bloomington, MN	Full service	300	100	300	52.70%	$132.40	$69.78

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2022
						Occupancy	ADR	RevPAR
Hilton	Costa Mesa, CA	Full service	486	100	486	74.18%	$143.22	$106.24
Hilton	Boston, MA	Full service	390	100	390	79.05%	$269.46	$213.02
Hilton	Parsippany, NJ	Full service	353	100	353	41.58%	$157.90	$65.66
Hilton	Tampa, FL	Full service	238	100	238	75.76%	$158.99	$120.45
Hilton	Alexandria, VA	Full service	252	100	252	61.07%	$193.34	$118.08
Hilton	Santa Cruz, CA	Full service	178	100	178	70.08%	$196.31	$137.56
Hilton	Ft. Worth, TX	Full service	294	100	294	59.11%	$183.76	$108.62
Hampton Inn	Lawrenceville, GA	Select service	85	100	85	77.25%	$118.51	$91.55
Hampton Inn	Evansville, IN	Select service	140	100	140	57.02%	$116.34	$66.34
Hampton Inn	Parsippany, NJ	Select service	152	100	152	55.32%	$137.33	$75.97
Hampton Inn	Buford, GA	Select service	92	100	92	80.43%	$139.15	$111.92
Marriott	Beverly Hills, CA	Full service	260	100	260	89.34%	$249.28	$222.70
Marriott	Durham, NC	Full service	225	100	225	70.01%	$138.70	$97.11
Marriott	Arlington, VA	Full service	701	100	701	68.56%	$192.23	$131.80
Marriott	Bridgewater, NJ	Full service	349	100	349	58.16%	$182.95	$106.40
Marriott	Dallas, TX	Full service	265	100	265	66.23%	$137.83	$91.29
Marriott	Fremont, CA	Full service	357	100	357	55.61%	$152.26	$84.67
Marriott	Memphis, TN	Full service	232	100	232	67.93%	$151.06	$102.61
Marriott	Irving, TX	Full service	499	100	499	76.02%	$150.01	$114.05
Marriott	Omaha, NE	Full service	300	100	300	53.10%	$133.29	$70.78
Marriott	Sugarland, TX	Full service	300	100	300	73.95%	$142.50	$105.38
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133	65.41%	$110.25	$72.11
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90	67.10%	$126.26	$84.71
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97	71.55%	$123.38	$88.28
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164	72.38%	$141.03	$102.08
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199	52.56%	$109.34	$57.47
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86	62.47%	$120.95	$75.55
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117	58.29%	$143.10	$83.42
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315	67.89%	$249.18	$169.16
Courtyard by Marriott	Columbus, IN	Select service	90	100	90	52.76%	$104.70	$55.25
Courtyard by Marriott	Denver, CO	Select service	202	100	202	86.27%	$150.58	$129.90
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210	60.23%	$153.67	$92.56
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272	74.89%	$151.34	$113.35
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168	49.26%	$122.50	$60.34
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156	72.47%	$145.92	$105.75
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154	59.31%	$114.62	$67.98
Courtyard by Marriott	Oakland, CA	Select service	156	100	156	78.22%	$131.73	$103.04
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180	80.03%	$156.11	$124.93
Courtyard by Marriott	Plano, TX	Select service	153	100	153	52.43%	$125.24	$65.66
Courtyard by Marriott	Newark, CA	Select service	181	100	181	66.45%	$126.46	$84.03
Courtyard by Marriott	Manchester, CT	Select service	90	100	90	80.89%	$141.11	$114.15
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235	42.42%	$147.37	$62.52
Marriott Residence Inn	Evansville, IN	Select service	78	100	78	73.66%	$109.50	$80.65
Marriott Residence Inn	Orlando, FL	Select service	350	100	350	73.32%	$146.42	$107.35
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159	76.10%	$144.09	$109.66
Marriott Residence Inn	San Diego, CA	Select service	150	100	150	88.30%	$195.20	$172.36
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144	59.08%	$138.67	$81.92
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256	78.59%	$149.60	$117.57
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200	61.60%	$119.63	$73.69
Marriott Residence Inn	Plano, TX	Select service	126	100	126	62.93%	$93.27	$58.69
Marriott Residence Inn	Newark, CA	Select service	168	100	168	72.75%	$140.58	$102.27
Marriott Residence Inn	Manchester, CT	Select service	96	100	96	83.92%	$145.74	$122.30
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120	78.33%	$131.61	$103.09
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143	76.37%	$146.92	$112.20
One Ocean	Atlantic Beach, FL	Full service	193	100	193	64.61%	$284.52	$183.82
Sheraton Hotel	Langhorne, PA	Full service	186	100	186	60.71%	$152.13	$92.35

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2022
						Occupancy	ADR	RevPAR
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220	44.71%	$125.32	$56.03
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378	52.30%	$162.40	$84.93
Sheraton Hotel	Anchorage, AK	Full service	370	100	370	68.80%	$173.25	$119.20
Sheraton Hotel	San Diego, CA	Full service	260	100	260	72.27%	$149.17	$107.80
Hyatt Regency	Coral Gables, FL	Full service	254	100	254	77.87%	$234.17	$182.34
Hyatt Regency	Hauppauge, NY	Full service	358	100	358	54.92%	$160.09	$87.92
Hyatt Regency	Savannah, GA	Full service	351	100	351	91.08%	$222.72	$202.85
Renaissance	Nashville, TN	Full service	673	100	673	82.59%	$260.19	$214.89
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124	59.25%	$195.32	$115.72
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168	58.93%	$269.50	$158.81
Silversmith	Chicago, IL	Full service	144	100	144	49.43%	$205.46	$101.56
The Churchill	Washington, D.C.	Full service	173	100	173	62.24%	$176.93	$110.12
The Melrose	Washington, D.C.	Full service	240	100	240	66.33%	$195.67	$129.80
Le Pavillon	New Orleans, LA	Full service	226	100	226	45.78%	$185.23	$84.80
The Ashton	Ft. Worth, TX	Full service	39	100	39	66.95%	$174.86	$117.06
Westin	Princeton, NJ	Full service	296	100	296	62.89%	$165.13	$103.86
W	Atlanta, GA	Full service	237	100	237	64.37%	$244.68	$157.50
Hotel Indigo	Atlanta, GA	Full service	141	100	141	58.49%	$151.86	$88.82
Ritz-Carlton	Atlanta, GA	Full service	444	100	444	61.15%	$287.76	$175.96
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157	81.36%	$283.18	$230.40
Ground Lease Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160	75.92%	$389.04	$295.38
Renaissance (3)	Palm Springs, CA	Full service	410	100	410	66.49%	$187.27	$124.52
Hilton (4)	Marietta, GA	Full service	200	100	200	49.56%	$129.46	$64.16
Total			22,316		22,316	67.61%	$176.77	$119.51
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
(4) The lease expires in 2054 and includes the lease of the land, hotel and conference center (including the building, improvements, furniture, fixtures and equipment).
Item 3.Legal Proceedings
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. The litigation was resolved in 2017 with the determination and reimbursement of attorneys’ fees being the only remaining dispute. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorney’s fees are still ongoing, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. As of December 31, 2022, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgment in favor of the plaintiffs. Due to the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, a settlement was reached, signed by the parties and approved by the Court in June 2022. The settlement required the Company to establish a settlement fund that will be used to pay plaintiffs that opted in by November 10, 2022 and are entitled to receive payment, and to fund administrative expenses. The Company previously recorded an accrual of approximately $4.2 million and paid a $100,000 deposit. On December 1, 2022, the Court issued a final award of approximately $7.0 million. The settlement amount was prepared by the plaintiff’s expert which was confirmed by the Estate Administrator, all in accordance with the settlement agreement and based on a generally accepted methodology. The Company agreed to the settlement amount of approximately $7.0 million, subject to its right to recover $263,000 that is being held in reserve. On December 7, 2022, the Company remitted payment of $6.9 million, net of the $100,000 deposit and recorded additional expense of approximately $2.8 million, which is in addition to the $4.2 million expense previously recorded.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2022, no amounts have been accrued.
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
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On March 8, 2023, there were 170 registered holders of record of our common stock.
For the year ended December 31, 2022 we did not declare or pay common stock dividends. On December 6, 2022, the board of directors approved our dividend policy for 2023, which continued the suspension of the Company’s common stock dividend into 2023. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our hotel managers and general business conditions.
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows for the following fiscal years:

	2022			2021			2020
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—	—		—	—		—
Return of capital	—		—	—		—	0.6000	(1)	100.0000
Total	$—		—%	$—		—%	$0.6000		100.0000%
Preferred Stock – Series D:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—	—		—	—		—
Return of capital	2.1125	(1)	100.0000	3.1686	(1)	100.0000	1.0562	(1)	100.0000
Total	$2.1125		100.0000%	$3.1686		100.0000%	$1.0562		100.0000%
Preferred Stock – Series F:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—	—		—	—		—
Return of capital	1.8438	(1)	100.0000	2.7654	(1)	100.0000	0.9218	(1)	100.0000
Total	$1.8438		100.0000%	$2.7654		100.0000%	$0.9218		100.0000%
Preferred Stock – Series G:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—	—		—	—		—
Return of capital	1.8438	(1)	100.0000	2.7654	(1)	100.0000	0.9218	(1)	100.0000
Total	$1.8438		100.0000%	$2.7654		100.0000%	$0.9218		100.0000%
Preferred Stock – Series H:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—	—		—	—		—
Return of capital	1.8750	(1)	100.0000	2.8125	(1)	100.0000	0.9375	(1)	100.0000
Total	$1.8750		100.0000%	$2.8125		100.0000%	$0.9375		100.0000%
Preferred Stock – Series I:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—	—		—	—		—
Return of capital	1.8750	(1)	100.0000	2.8125	(1)	100.0000	0.9375	(1)	100.0000
Total	$1.8750		100.0000%	$2.8125		100.0000%	$0.9375		100.0000%
Preferred Stock – Series J:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—	—		—	—		—
Return of capital	0.1666	(1)	100.0000	—		—	—		—
Total	$0.1666		100.0000%	$—		—%	$—		—%
____________________
(1)The fourth quarter 2019 preferred and common distributions paid January 16, 2020 are treated as 2020 distributions for tax purposes. The fourth quarter 2021 preferred distributions paid January 14, 2022 are treated as 2022 distributions for tax purposes. The fourth quarter 2022 preferred distributions paid January 17, 2023 are treated as 2023 distributions for tax purposes.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	211,000	N/A	86,000	(2)
Equity compensation plans not approved by security holders	None	N/A	None
Total	211,000	N/A	86,000
____________________
(1)Consists of rights to acquire our common stock subject to the satisfaction of service and or performance vesting conditions (with the amount shown assuming the maximum level of performance under the 2021 and 2022 PSU awards). The number of shares subject to issuance under the PSUs (if any) will depend on the ultimate actual performance level, and the Company in its discretion may settle the 2022 PSUs in cash rather than shares of common stock.
(2)As of December 31, 2022, there were approximately 86,000 shares of our common stock, or securities convertible into approximately 86,000 shares of our common stock that remained available for issuance under our 2021 Stock Incentive Plan.
Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2017 through December 31, 2022, assuming an initial investment of $100 in stock on December 31, 2017 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

250
200
150
100
50
0
2017
2018
2019
2020
2021
2022
Ashford Hospitality Trust, Inc.
S&P 500
FTSE NAREIT Lodging & Resorts

Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
October 1 to October 31	706		$—	(2)	—	$200,000,000
November 1 to November 30	70		—	(2)	—	200,000,000
December 1 to December 31	3,032	(3)	5.25	(2)	—	200,000,000
Total	3,808		$5.25		—
____________________
(1)On April 6, 2022 the board of directors approved a stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors authorized in December 2017.
(2)There is no cost associated with the forfeiture of 706, 70 and 1,720 restricted shares of our common stock in October, November and December, respectively.
(3)Includes 1,312 shares in December that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

Item 6.    Reserved
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
EXECUTIVE OVERVIEW
General
As of December 31, 2022, our portfolio consisted of 100 consolidated hotel properties which represents 22,316 total rooms. Currently, all of our hotel properties are located in the United States.
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
•modifying or extending property-level indebtedness;
•utilizing hedges and derivatives to mitigate risks;
•pursue opportunistic value-add additions to our hotel portfolio: and
•making other investments or divestitures that our board of directors deems appropriate.
Our current investment strategy is to focus on owning predominantly full-service hotels in the upper upscale segment in domestic markets that have RevPAR generally less than twice the national average. We believe that as supply, demand, and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our board of directors may change our investment strategy at any time without stockholder approval or notice. We will continue to seek ways to benefit from the cyclical nature of the hotel industry.
Liquidity
As of December 31, 2022, the Company held cash and cash equivalents of $417.1 million and restricted cash of $142.0 million. The vast majority of the restricted cash comprises lender and manager held reserves. On January 11, 2023, the Company announced that its board of directors declared cash dividends on the Company’s 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock, and 7.50% Series I Cumulative Preferred Stock for the first quarter ending March 31, 2023. The Company also announced that its board of directors declared cash dividends on the Company’s Series J Redeemable Preferred Stock equal to a quarterly rate of $0.50 per share, payable as follows: $0.1666 per share was paid on February 15, 2023 to stockholders of record as of January 31, 2023; $0.1666 per share will be paid on March 15, 2023 to stockholders of record as of February 28, 2023; and $0.1666 per share will be paid on April 17, 2023 to stockholders of record as of March 31, 2023; and declared a monthly cash dividend for the Company's Series K Redeemable Preferred Stock equal to a quarterly rate of $0.5125 per share, payable as follows: $0.1708 per share was paid on February 15, 2023 to stockholders of record as of January 31, 2023; $0.1708 per share will be paid on March 15, 2023 to stockholders of record as of February 28, 2023; and $0.1708 per share will be paid on April 17, 2023 to stockholders of record as of March 31, 2023. The Company has continued the suspension of its common stock dividend into 2023.
Recent Developments
In August 2022, given the recent increases in interest rates on short-term U.S. Treasury securities, the independent members of our board of directors approved the engagement of our Advisor to proactively manage and invest the Company’s excess cash in short-term U.S. Treasury securities (the “Cash Management Strategy”). As consideration for the Advisor’s services under this engagement, the Company will pay the Advisor an annual fee equal to 20 basis points (0.20%) of the average daily balance of the Company’s excess cash invested by the Advisor (the “Cash Management Fee”) in this strategy. The Cash Management Fee will be calculated and payable monthly in arrears. Investment of the Company’s excess cash pursuant to the Cash Management Strategy commenced in October 2022.
On November 9, 2022, we amended our $25.0 million mortgage loan, secured by the La Posada de Santa Fe. Terms of the amendment replaced the variable interest rate of LIBOR + 2.70% with SOFR + 2.80%.
On November 9, 2022, we amended our $98.0 million mortgage loan, secured by the Boston Back Bay Hilton. Terms of the amendment replaced the variable interest rate of LIBOR + 3.80% with SOFR + 3.91%.
On December 7, 2022, we amended our $8.9 million mortgage loan, secured by the Fort Worth Ashton hotel. Terms of the amendment replaced the variable interest rate of LIBOR + 2.00% with SOFR + 2.00%.
On December 15, 2022, we amended our $16.1 million mortgage loan, secured by the Atlanta Indigo. Terms of the amendment replaced the variable interest rate of LIBOR + 2.25% with SOFR + 2.85%. Additionally, we repaid $810,000 of principal and exercised the first one-year extension option.
On December 16, 2022, our operating partnership entered into an Agreement of Purchase and Sale with Ashford LLC, pursuant to which, effective as of December 16, 2022, our operating partnership acquired one hundred percent (100%) of the equity interests in (i) Marietta Leasehold LP (the “Lessee”), the lessee of the Marietta Hotel, and (ii) Marietta Leasehold GP LLC, the sole general partner of the Lessee and, in exchange therefor, the Company forgave, cancelled and discharged in full the outstanding ES Manhattan ERFP Balance. See note 17 to our consolidated financial statements.
On December 22, 2022, we amended our $37.0 million mortgage loan, secured by the Le Pavillon Hotel in New Orleans, Louisiana. The new mortgage loan totals $37.0 million and provides for an interest rate of SOFR + 4.00% with a 0.50% SOFR floor. The mortgage loan has a two-year term with three one-year extension options, subject to the satisfaction of certain conditions.
On February 9, 2023, the Company amended its JP Morgan Chase – 8 hotel mortgage loan, which had a current maturity in February 2023. As part of the amendment, the Company repaid $50.0 million in principal, exercised the 2023 loan extension and reduced the 2024 debt yield extension test from 9.25% to 8.50%.
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
Demand—The demand for lodging, including business travel, is directly correlated to the overall economy; as GDP increases, lodging demand typically increases. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle. Beginning in 2020, the COVID-19 pandemic had a direct impact on demand but we have seen demand recover in 2022.
Supply—The development of new hotels is driven largely by construction costs, the availability of financing and expected performance of existing hotels. Short-term supply is also expected to be below long-term averages. While the industry is expected to have supply growth below historical averages, we may experience supply growth, in certain markets, in excess of national averages that may negatively impact performance. Beginning in 2020, the COVID-19 pandemic had a direct impact on supply. As the economy recovers from COVID-19, we have experienced supply growth in certain markets.
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
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2022	2021	2020	2022 to 2021	2021 to 2020
Total revenue	$1,240,859	$805,411	$508,238	$435,448	$297,173
Total hotel expenses	(835,993)	(576,806)	(434,672)	(259,187)	(142,134)
Property taxes, insurance and other	(67,338)	(67,904)	(79,669)	566	11,765
Depreciation and amortization	(201,797)	(218,851)	(252,765)	17,054	33,914
Impairment charges	—	—	(91,721)	—	91,721
Advisory service fee	(49,897)	(52,313)	(50,050)	2,416	(2,263)
Corporate, general and administrative	(9,879)	(16,153)	(28,048)	6,274	11,895
Gain (loss) on disposition of assets and hotel properties	300	1,449	(36,680)	(1,149)	38,129
Operating income (loss)	76,255	(125,167)	(465,367)	201,422	340,200
Equity in earnings (loss) of unconsolidated entities	(804)	(558)	(448)	(246)	(110)
Interest income	4,777	207	672	4,570	(465)
Other income (expense)	415	760	(16,998)	(345)	17,758
Interest expense and amortization of discounts and loan costs	(226,995)	(156,119)	(247,381)	(70,876)	91,262
Write-off of premiums, loan costs and exit fees	(3,536)	(10,612)	(13,867)	7,076	3,255
Gain (loss) on extinguishment of debt	—	11,896	90,349	(11,896)	(78,453)
Unrealized gain (loss) on marketable securities	—	—	(1,467)	—	1,467
Realized and unrealized gain (loss) on derivatives	15,166	14,493	19,950	673	(5,457)
Income tax benefit (expense)	(6,336)	(5,948)	1,335	(388)	(7,283)
Net income (loss)	(141,058)	(271,048)	(633,222)	129,990	362,174
(Income) loss from consolidated entities attributable to noncontrolling interests	—	73	338	(73)	(265)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,233	3,970	89,008	(2,737)	(85,038)
Net income (loss) attributable to the Company	$(139,825)	$(267,005)	$(543,876)	$127,180	$276,871

Comparison of Year Ended December 31, 2022 with Year Ended December 31, 2021
All hotel properties owned during the years ended December 31, 2022 and 2021 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the years ended December 31, 2022 and 2021. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
Le Meridien Minneapolis (1)	Minneapolis, MN	Disposition	January 20, 2021
SpringHill Suites Durham (1)	Durham, NC	Disposition	April 29, 2021
SpringHill Suites Charlotte (1)	Charlotte, NC	Disposition	April 29, 2021
Sheraton Ann Arbor (1)	Ann Arbor, MI	Disposition	September 1, 2022
Hilton Marietta (2)	Marietta, GA	Acquisition	December 16, 2022
____________________________________
(1)    Collectively referred to as “Hotel Dispositions”
(2) Referred to as “Hotel Acquisition”
The following table illustrates the key performance indicators of the hotel properties and WorldQuest included in our results of operations:

	Year Ended December 31,
	2022	2021
RevPAR (revenue per available room)	$118.89	$79.44
Occupancy	67.56%	55.62%
ADR (average daily rate)	$175.98	$142.82
The following table illustrates the key performance indicators of the 99 hotel properties and WorldQuest that were included in our results of operations for the full years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
	2022	2021
RevPAR	$119.07	$79.78
Occupancy	67.64%	55.78%
ADR	$176.03	$143.04
Comparison of the Years Ended December 31, 2022 and 2021
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $127.2 million from $267.0 million for the year ended December 31, 2021 (“2021”) to $139.8 million for the year ended December 31, 2022 (“2022”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $318.9 million, or 48.7%, to $974.0 million in 2022 compared to 2021. This increase is attributable to higher rooms revenue of $319.7 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic, an increase of $205,000 from our Hotel Acquisitions and a decrease of $975,000 from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 23.1% in room rates and an increase of 1,186 basis points in occupancy.
Food and beverage revenue increased $101.8 million, or 107.2%, to $196.7 million in 2022 compared to 2021. This increase is attributable to higher sales of food and beverage of $101.4 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic, an increase of $123,000 from our Hotel Acquisitions and an increase of $268,000 from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $14.2 million, or 26.7%, to $67.3 million in 2022 compared to 2021. This increase is attributable to higher other revenue of $14.2 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic.

Other revenue increased $617,000, or 27.2%, to $2.9 million in 2022 compared to 2021.
Hotel Operating Expenses. Hotel operating expenses increased $259.2 million, or 44.9%, to $836.0 million in 2022 compared to 2021. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $141.3 million in 2022 compared to 2021, comprised of an increase of $141.4 million from our comparable hotel properties and WorldQuest as our hotel properties continue to recover from the effects of the COVID-19 pandemic and an increase of $60,000 from our Hotel Acquisitions, partially offset by a decrease of $98,000 from our Hotel Dispositions. Direct expenses were 30.8% of total hotel revenue for 2022 and 29.9% for 2021. Indirect expenses and management fees increased $117.9 million in 2022 compared to 2021, comprised of an increase of $118.8 million from our comparable hotel properties and WorldQuest as our hotel properties continue to recover from the effect of the COVID-19 pandemic and an increase of $149,000 from our Hotel Acquisitions, partially offset by a decrease of $1.1 million from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $566,000 or 0.8%, to $67.3 million in 2022 compared to 2021, which was primarily due to a decrease of $341,000 from our comparable hotel properties and WorldQuest and a decrease of $229,000 from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization decreased $17.1 million or 7.8%, to $201.8 million in 2022 compared to 2021, which consisted of lower depreciation of $1.4 million from our Hotel Dispositions and lower depreciation of $15.7 million at our comparable hotel properties and WorldQuest primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee decreased $2.4 million, or 4.6%, to $49.9 million in 2022 compared to 2021. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In 2022, the advisory services fee was comprised of a base advisory fee of $34.8 million, equity-based compensation of $5.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $9.9 million. In 2021, the advisory services fee was comprised of a base advisory fee of $36.2 million, equity-based compensation of $9.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $6.9 million.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $6.3 million, or 38.8%, to $9.9 million in 2022 compared to 2021. The decrease was primarily attributable to lower legal and professional fees of $5.0 million and a revision to the estimated contribution amount associated with the Second Amended and Restated Contribution Agreement with Ashford Securities that resulted in a net credit to expense of $2.6 million. These decreases were partially offset by higher public company costs of $239,000 and higher miscellaneous expenses of $1.1 million.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain on disposition of assets and hotel properties decreased $1.1 million, from $1.4 million in 2021 to $300,000 in 2022. The gain in 2021 was primarily related to a franchise fee reimbursement of $327,000 related to the disposition of the Embassy Suites New York Manhattan Times Square, a gain of $1.0 million related to a payment to remove a deed restriction related to the prior disposition of a building and a gain related to the sale of five WorldQuest condominiums. The gain in 2022 was primarily related to a gain related to the sale of six WorldQuest condominiums.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $804,000 in 2022, which consisted of our share of loss of $668,000 in OpenKey and $136,000 in the Napa resort investment and $558,000 in 2021, which consisted of our share of loss of $540,000 in OpenKey and $18,000 in 815 Commerce MM.
Interest Income. Interest income was $4.8 million and $207,000 in 2022 and 2021, respectively. The increase in 2022 interest income is due to the increase in interest rates.
Other Income (Expense). Other income decreased $345,000 from $760,000 in 2021 to $415,000 in 2022. In 2022 we recorded miscellaneous income of $415,000. In 2021, we recorded miscellaneous income of $760,000.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $70.9 million, or 45.4%, to $227.0 million in 2022 compared to 2021. The increase was primarily due to a $49.5 million increase in interest expense at our comparable hotel properties primarily due to higher LIBOR rates, $5.3 million attributable to amortization of the embedded debt derivative in the Oaktree Credit Agreement as a result of it being outstanding for all of 2022 and lower credits to interest expense of $16.7 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. These increases were partially offset by a decrease of $571,000 from our Hotel Dispositions. The average LIBOR rates in 2022 and 2021 were 1.91% and 0.10%, respectively.

Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $7.1 million to $3.5 million in 2022 compared to 2021. In 2022, we recognized Lismore fees of $768,000 related to the Lismore Agreement (see note 17 to our consolidated financial statements) and Lismore fees of $863,000 related to loan modifications and extensions. We wrote off unamortized loan costs of $265,000 and a pro-rata write-off of the Oaktree loan discount in the amount of $514,000 upon making a $4.0 million pay down on the Oaktree loan. Additionally, we incurred third-party fees of $1.1 million. In 2021, we recognized Lismore fees of $5.6 million that reflects the amortization over the service period of the Lismore Agreement (see note 17 to our consolidated financial statements) and $80,000 related to third-party fees, totaling $5.7 million. Additionally, we wrote off $4.0 million of debt discount related to the payment of the PIK interest on the Oaktree financing and unamortized loan costs in the amount of $839,000.
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
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives increased $673,000 from $14.5 million in 2021 to $15.2 million in 2022. In 2022, we recorded an unrealized gain of $4.2 million from the revaluation of the embedded debt derivative in the Oaktree Credit Agreement, an unrealized gain of $6.6 million from interest rate caps. and a realized gain of $4.4 million related to payments from counterparties on interest rate caps. In 2021, we recorded an unrealized gain of $15.8 million from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by unrealized losses of $624,000 from interest rate floors and $657,000 from interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $388,000, from $5.9 million in 2021 to $6.3 million in 2022. This increase was primarily due to an increase in the profitability of our Ashford TRS entities due to the continued recovery from the COVID-19 pandemic in 2022 compared to 2021.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated a loss of $73,000 in 2021. On December 31, 2021, the Company acquired the remaining interest in the consolidated entities.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $1.2 million and $4.0 million in 2022 and 2021, respectively. Redeemable noncontrolling interests represented ownership interests of 0.91% and 0.63% in the operating partnership at December 31, 2022 and 2021, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2022, the Company held cash and cash equivalents of $417.1 million and restricted cash of $142.0 million, the vast majority of which is comprised of lender and manager-held reserves. As of December 31, 2022, $22.5 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At December 31, 2022, our net debt to gross assets was 68.7%.
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
Our cash position from operations is affected primarily by macro industry movements in occupancy and rate as well as our ability to control costs. Further, interest rates can greatly affect the cost of our debt service as well as the value of any financial hedges we may put in place. We monitor industry fundamentals and interest rates very closely. Capital expenditures above our reserves will affect cash flow as well and are impacted by inflation.
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels decline below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. These cash trap provisions have been triggered on nearly all of our mortgage loans containing cash trap provisions. As of December 31, 2022, 79% of our hotels were in cash traps and approximately $33.7 million of our restricted cash was subject to these cash traps. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
We have extension options relating to certain property-level loans that will permit us to extend the maturity date of our loans if certain conditions are satisfied at the respective extension dates, including the achievement of debt yield targets required in order to extend such loans. To the extent we decide to extend the maturity date of the debt outstanding under the loans, we may be required to prepay a significant amount of the loans in order to meet the required debt yield targets. There can be no assurances that we will be able to meet the conditions for extensions pursuant to the respective terms of such loans.
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
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
Our estimated future obligations as of December 31, 2022 include both current and long-term obligations. With respect to our indebtedness, as discussed in note 7 to our consolidated financial statements, we have current obligations of $3.3 billion and long-term obligations of $547.6 million. As of December 31, 2022, we have $98.5 million of mortgage loans that have final maturities in 2023. We hold extension options for the remaining mortgage loans due in the next twelve months. We have amortization payments of approximately $3.2 million due in the next twelve months.
As discussed in note 19 to our consolidated financial statements, under our operating and finance leases we have current obligations of $5.4 million and long-term obligations of $252.8 million. Additionally, we have short-term capital commitments of $49.6 million.

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
On December 15, 2022, we amended our $16.1 million mortgage loan, secured by the Atlanta Indigo. Terms of the amendment replaced the variable interest rate of LIBOR + 2.25% with SOFR + 2.85%. Additionally, we paid down $810,000 of principal. This loan has two one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in December 2022.
On December 22, 2022, we amended our $37.0 million mortgage loan, secured by the Le Pavillon Hotel in New Orleans, Louisiana. The terms of the amendment provides for an interest rate of SOFR + 4.00% with a 0.50% SOFR floor. The mortgage loan has a two-year term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Le Pavillon Hotel.
On February 9, 2023, the Company amended its JP Morgan Chase – 8 hotel mortgage loan, which had a current maturity in February 2023. As part of the amendment, the Company repaid $50.0 million in principal, exercised the 2023 loan extension and reduced the 2024 debt yield extension test from 9.25% to 8.50%.
Equity Transactions
On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. The Company filed a Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement. As of March 8, 2023, the Company has issued approximately 900,000 shares of common stock for gross proceeds of approximately $12.9 million under the M3A Purchase Agreement.
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
On April 28, 2022, we filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) articles supplementary to our Charter classifying and designating an aggregate of 28,000,000 shares of our unissued and undesignated shares of preferred stock and provided for their issuance either as shares of Series J Preferred Stock or Series K Preferred Stock. We also caused our operating partnership to execute Amendment No. 10 to the Seventh Amended and Restated Agreement of Limited Partnership to amend the terms of our operating partnership to conform to the terms of the articles supplementary for the Series J Preferred Stock and Series K Preferred Stock. We intend to use the net proceeds from the sale of any shares of Series J Preferred Stock or Series K Preferred Stock for general corporate purposes, including, without limitation, payment of dividends on our outstanding capital stock, repayment of debt or other maturing obligations, financing future hotel-related investments, redemption of outstanding shares of our preferred stock, capital expenditures and working capital.
On September 14, 2022, we filed with the SDAT new articles supplementary to our Charter with respect to our Series J Preferred Stock and Series K Preferred Stock to remove (i) references to our option to list the preferred stock in the redemption provisions and (ii) and the provisions regarding certain change of control conversion rights (which were only triggered upon a listing of the preferred stock). All other terms of the Series J Preferred Stock and the Series K Preferred Stock (including, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption) remain unchanged by the filing of the new articles supplementary. We also caused our operating partnership to execute Amendment No. 11 to the Seventh Amended and Restated Agreement of Limited Partnership to conform to the terms of the Series J Preferred Stock and Series K Preferred Stock, respectively, as set forth in the new articles supplementary. As of March 8, 2023, the Company issued approximately 202,000 shares of Series J Preferred Stock and received net proceeds of approximately $4.5 million and the Company issued approximately 5,000 shares of Series K Preferred Stock and received net proceeds of approximately $131,000.
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
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of March 8, 2023, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $39.2 million and $(144.2) million for the years ended December 31, 2022 and 2021, respectively. Cash flows provided by (used in) operations were impacted by the COVID-19 pandemic, changes in hotel operations, our hotel dispositions in 2021 and 2022, our hotel acquisition in 2022 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2022, net cash flows used in investing activities were $70.3 million. Cash outflows consisted of $103.8 million for capital improvements made to various hotel properties and a $9.1 million investment in unconsolidated entities partially offset by cash inflows of $35.0 million from proceeds received from the sale of the Sheraton Ann Arbor and six WorldQuest condominium units, $1.9 million of net cash acquired in the acquisition of Marietta Leasehold LP, $1.6 million of proceeds from property insurance and proceeds of $4.0 million from the payment of a note receivable.
For the year ended December 31, 2021, net cash flows used in investing activities were $34.0 million. Cash outflows primarily consisted of $36.7 million for capital improvements made to various hotel properties and $9.0 million of investments in unconsolidated entities. Cash outflows were partially offset by cash inflows of $9.0 million from proceeds received from the sale of the Le Meridien Minneapolis and $2.8 million of proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2022, net cash flows used in financing activities were $101.5 million. Cash outflows primarily consisted of $50.9 million for repayments of indebtedness, $3.1 million for payments of loan costs and exit fees, $12.4 million of payments for preferred dividends, $316,000 of purchases of common stock and $40.1 million of payments for derivatives, partially offset by $1.6 million of borrowings on indebtedness, $1.1 million of net proceeds from preferred stock offerings and $2.9 million of proceeds from in-the-money interest rate caps.
For the year ended December 31, 2021, net cash flows provided by financing activities were $702.6 million. Cash inflows primarily consisted of $377.5 million from borrowings on indebtedness, net of commitment fee and $562.8 million of net proceeds from issuances of common stock, partially offset by cash outflows of $189.6 million for repayments of indebtedness, $27.8 million for payments of loan costs and exit fees, $18.6 million of payments for preferred dividends, $1.5 million of payments for derivatives and $200,000 for the acquisition of the remaining 15% noncontrolling interest in consolidated entities.
Dividend Policy. Distributions are authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. The board of directors will continue to review our distribution policy on at least a quarterly basis. Our ability to pay distributions to our preferred or common stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect subsidiaries of our operating partnership, the management of our properties by our hotel managers and general business conditions. Distributions to our stockholders are generally taxable to our stockholders as ordinary income. However, since a portion of our investments are equity ownership interests in hotels, which result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital, to the extent of a stockholder’s tax basis in the stock. To the extent that it is consistent with maintaining our REIT status, we may maintain accumulated earnings of Ashford TRS in that entity.
On December 6, 2022, our board of directors reviewed and approved our 2023 dividend policy. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2023 and expect to pay dividends on our outstanding Preferred Stock during 2023. Our board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are fully described in note 2 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, complex judgments and can include significant estimates.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded impairment charges of $0, $0 and $91.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. See note 5 to our consolidated financial statements.
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a TRS for U.S. federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions. See note 20 to our consolidated financial statements.
At December 31, 2022 and 2021, we recorded a valuation allowance of $31.2 million and $38.8 million, respectively on the net deferred tax assets of our taxable REIT subsidiaries. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities.
At December 31, 2022, we had TRS net operating loss carryforwards (“NOLs") for U.S. federal income tax purposes of $90.3 million, however our utilization of such NOLs to offset TRS taxable income is limited to approximately $7.3 million per year through 2025, and $1.2 million per year thereafter under Section 382 of the Internal Revenue Code. NOLs become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code. Also in total $9.9 million of our TRS NOLs are subject to expiration and will begin to expire in 2023. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. At December 31, 2022, Ashford Hospitality Trust, Inc., our REIT, had NOLs for U.S. federal income tax purposes of $1.1 billion based on the latest filed tax returns. Utilization of the REIT NOLs subject to Section 382 are limited to approximately $37.2 million per year through 2025, and $9.4 million per year thereafter. $426.1 million of our net operating loss carryforward will begin to expire in 2023 and is available to offset future taxable income, if any, through 2036. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We adopted the standard effective January 1, 2022, and the adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The Company applied the optional expedient in evaluating debt modifications converting from LIBOR to SOFR. There was no material impact as a result of this adoption.
NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO are presented to help our investors evaluate our operating performance.
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
We then further adjust EBITDAre to exclude certain additional items such as gain/loss on insurance settlements, write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, advisory services incentive fee and stock/unit-based compensation and non-cash items such as amortization of unfavorable contract liabilities, gain/loss on extinguishment of debt, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(141,058)	$(271,048)	$(633,222)
Interest expense and amortization of discounts and loan costs	226,995	156,119	247,381
Depreciation and amortization	201,797	218,851	252,765
Income tax expense (benefit)	6,336	5,948	(1,335)
Equity in (earnings) loss of unconsolidated entities	804	558	448
Company’s portion of EBITDA of unconsolidated entities	(674)	(554)	(446)
EBITDA	294,200	109,874	(134,409)
Impairment charges on real estate	—	—	91,721
(Gain) loss on disposition of assets and hotel properties	(300)	(449)	36,680
EBITDAre	293,900	109,425	(6,008)
Amortization of unfavorable contract liabilities	181	211	227
(Gain) loss on insurance settlements	(342)	—	(625)
Write-off of premiums, loan costs and exit fees	3,536	10,612	13,867
(Gain) loss on extinguishment of debt	—	(11,896)	(90,349)
Other (income) expense, net	(4,797)	(1,760)	17,029
Transaction and conversion costs	(2,300)	3,033	16,309
Legal, advisory and settlement costs	1,936	7,371	1,409
Unrealized (gain) loss on marketable securities	—	—	1,467
Unrealized (gain) loss on derivatives	(10,781)	(14,493)	(19,950)
Dead deal costs	—	689	923
Uninsured remediation costs	—	341	—
Stock/unit-based compensation	5,998	10,095	10,746
Company’s portion of adjustments to EBITDAre of unconsolidated entities	16	16	28
Adjusted EBITDAre	$287,347	$113,644	$(54,927)

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets and hotel properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes gain/loss on extinguishment of debt, gain/loss on extinguishment of preferred stock, write-off of premiums, loan costs and exit fees, other income/expense, net transaction and conversion costs, legal, advisory and settlement costs, stock/unit-based compensation, gain/loss on insurance settlements and non-cash items such as deemed dividends on redeemable preferred stock, amortization of loan costs, amortization of the term loan discount, unrealized gains/losses on marketable securities and derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than we do. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(141,058)	$(271,048)	$(633,222)
(Income) loss attributable to noncontrolling interest in consolidated entities	—	73	338
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,233	3,970	89,008
Preferred dividends	(12,433)	(252)	(32,117)
Deemed dividends on redeemable preferred stock	(946)	—	—
Gain (loss) on extinguishment of preferred stock	—	(607)	55,477
Net income (loss) attributable to common stockholders	(153,204)	(267,864)	(520,516)
Depreciation and amortization of real estate	201,797	218,708	252,590
(Gain) loss on disposition of assets and hotel properties	(300)	(449)	36,680
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,233)	(3,970)	(89,008)
Equity in (earnings) loss of unconsolidated entities	804	558	448
Impairment charges on real estate	—	—	91,721
Company’s portion of FFO of unconsolidated entities	(771)	(556)	(449)
FFO available to common stockholders and OP unitholders	47,093	(53,573)	(228,534)
Deemed dividends on redeemable preferred stock	946	—	—
(Gain) loss on extinguishment of preferred stock	—	607	(55,477)
Write-off of premiums, loan costs and exit fees	3,536	10,612	13,867
(Gain) loss on extinguishment of debt	—	(11,896)	(90,349)
(Gain) loss on insurance settlements	(342)	—	(625)
Other (income) expense, net	(412)	(1,760)	17,029
Transaction and conversion costs	(2,300)	3,407	16,309
Legal, advisory and settlement costs	1,936	7,371	1,409
Unrealized (gain) loss on marketable securities	—	—	1,467
Unrealized (gain) loss on derivatives	(10,781)	(14,493)	(19,950)
Dead deal costs	—	689	923
Uninsured remediation costs	—	341	—
Stock/unit-based compensation	5,998	10,095	10,746
Amortization of term loan exit fee	11,948	7,076	—
Amortization of loan costs	9,672	12,597	16,517
Company’s portion of adjustments to FFO of unconsolidated entities	16	16	17
Adjusted FFO available to common stockholders and OP unitholders	$67,310	$(28,911)	$(316,651)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2022, our total indebtedness of $3.8 billion included $3.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2022 would be approximately $8.8 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $321.1 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2022, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 10, 2023, expressed an unqualified opinion thereon.

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

Acquisition of Hilton Marietta Lease

As described in Note 4 to the consolidated financial statements, on December 16, 2022, the Company acquired 100% ownership of Marietta Leasehold LP and Marietta Leasehold GP (the “Acquisition”). The acquired entities hold a lease for the Hilton Atlanta/Marietta Hotel and Conference Center (the “Hilton Marietta”) which expires on December 31, 2054. The Acquisition was completed in exchange for satisfying the outstanding balance owed to the Company by Ashford Inc. in connection with the Enhanced Return Funding Program Agreement (the “ERFP Agreement”) as described in Note 17.

We identified the Company’s accounting for the Acquisition as a critical audit matter due to the unusual nature of this significant transaction, and the complexity involved in determining the incremental borrowing rate used to calculate the acquired lease liability. Auditing management’s conclusions with respect to the Acquisition required an increased level of audit effort, including the involvement of professionals with specialized skill and knowledge in acquisition and lease accounting, as well as professionals with specialized skill and knowledge to assess the reasonableness of the incremental borrowing rate utilized by management in accounting for the Hilton Marietta lease.

The primary procedures we performed to address this critical audit matter included:

•Analyzing the Agreement of Purchase and Sale between the Company and Ashford Inc. to assess the reasonableness of management’s accounting treatment for the Acquisition;
•Utilizing personnel with specialized skill and knowledge in the areas of acquisition and lease accounting to assist in evaluating the appropriateness of management’s accounting conclusion for the Acquisition; and
•Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the incremental borrowing rate estimated by management.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 10, 2023

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Investments in hotel properties, net	$3,118,331	$3,230,710
Cash and cash equivalents	417,064	592,110
Restricted cash	141,962	99,534
Accounts receivable, net of allowance of $501 and $455, respectively	49,809	37,720
Inventories	3,856	3,291
Notes receivable, net	5,062	8,723
Investments in unconsolidated entities	19,576	11,253
Deferred costs, net	2,665	5,001
Prepaid expenses	15,981	13,384
Derivative assets	47,182	501
Operating lease right-of-use assets	43,921	44,575
Other assets	21,653	16,150
Intangible assets	797	797
Due from Ashford Inc., net	486	25
Due from related parties, net	6,570	7,473
Due from third-party hotel managers	22,462	26,896
Total assets	$3,917,377	$4,098,143
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net	$3,838,543	$3,887,822
Finance lease liabilities	18,847	—
Accounts payable and accrued expenses	115,970	117,650
Accrued interest payable	15,287	15,432
Dividends and distributions payable	3,118	3,104
Due to related parties, net	—	728
Due to third-party hotel managers	1,319	1,204
Intangible liabilities, net	2,097	2,177
Operating lease liabilities	44,661	45,106
Other liabilities	4,326	4,832
Total liabilities	4,044,168	4,078,055
Commitments and contingencies (note 18)
Redeemable noncontrolling interests in operating partnership	21,550	22,742
Series J Redeemable Preferred Stock, $0.01 par value, 87,115 and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	2,004	—
Series K Redeemable Preferred Stock, $0.01 par value, 1,800 and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	44	—
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,174,427 shares issued and outstanding at December 31, 2022 and December 31, 2021	12	12
Series F Cumulative Preferred Stock, 1,251,044 shares issued and outstanding at December 31, 2022 and December 31, 2021	12	12
Series G Cumulative Preferred Stock, 1,531,996 shares issued and outstanding at December 31, 2022 and December 31, 2021	15	15
Series H Cumulative Preferred Stock, 1,308,415 shares issued and outstanding at December 31, 2022 and December 31, 2021	13	13
Series I Cumulative Preferred Stock, 1,252,923 shares issued and outstanding at December 31, 2022 and December 31, 2021	13	13
Common stock, $0.01 par value, 400,000,000 shares authorized, 34,495,185 and 34,490,381 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	345	345
Additional paid-in capital	2,383,244	2,379,906
Accumulated deficit	(2,534,043)	(2,382,970)
Total equity (deficit)	(150,389)	(2,654)
Total liabilities and equity/deficit	$3,917,377	$4,098,143
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Rooms	$974,002	$655,121	$407,492
Food and beverage	196,663	94,911	61,157
Other hotel revenue	67,310	53,112	37,856
Total hotel revenue	1,237,975	803,144	506,505
Other	2,884	2,267	1,733
Total revenue	1,240,859	805,411	508,238
EXPENSES
Hotel operating expenses:
Rooms	229,115	157,982	106,508
Food and beverage	140,775	71,172	49,223
Other expenses	421,056	316,638	253,997
Management fees	45,047	31,014	24,944
Total hotel expenses	835,993	576,806	434,672
Property taxes, insurance and other	67,338	67,904	79,669
Depreciation and amortization	201,797	218,851	252,765
Impairment charges	—	—	91,721
Advisory services fee	49,897	52,313	50,050
Corporate, general and administrative	9,879	16,153	28,048
Total expenses	1,164,904	932,027	936,925
Gain (loss) on disposition of assets and hotel properties	300	1,449	(36,680)
OPERATING INCOME (LOSS)	76,255	(125,167)	(465,367)
Equity in earnings (loss) of unconsolidated entities	(804)	(558)	(448)
Interest income	4,777	207	672
Other income (expense)	415	760	(16,998)
Interest expense and amortization of discounts and loan costs	(226,995)	(156,119)	(247,381)
Write-off of premiums, loan costs and exit fees	(3,536)	(10,612)	(13,867)
Gain (loss) on extinguishment of debt	—	11,896	90,349
Unrealized gain (loss) on marketable securities	—	—	(1,467)
Realized and unrealized gain (loss) on derivatives	15,166	14,493	19,950
INCOME (LOSS) BEFORE INCOME TAXES	(134,722)	(265,100)	(634,557)
Income tax (expense) benefit	(6,336)	(5,948)	1,335
NET INCOME (LOSS)	(141,058)	(271,048)	(633,222)
(Income) loss attributable to noncontrolling interest in consolidated entities	—	73	338
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,233	3,970	89,008
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(139,825)	(267,005)	(543,876)
Preferred dividends	(12,433)	(252)	(32,117)
Deemed dividends on redeemable preferred stock	(946)	—	—
Gain (loss) on extinguishment of preferred stock	—	(607)	55,477
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(153,204)	$(267,864)	$(520,516)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(4.46)	$(12.37)	$(329.97)
Weighted average common shares outstanding – basic	34,339	21,625	1,576
Diluted:
Net income (loss) attributable to common stockholders	$(4.46)	$(12.43)	$(329.97)
Weighted average common shares outstanding – diluted	34,339	21,844	1,576
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(141,058)	$(271,048)	$(633,222)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	(141,058)	(271,048)	(633,222)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	—	73	338
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,233	3,970	89,008
Comprehensive income (loss) attributable to the Company	$(139,825)	$(267,005)	$(543,876)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	2,389	$24	4,800	$48	6,200	$62	3,800	$38	5,400	$54	1,021	$10	$1,826,564	$(1,558,038)	$504	$269,266
Purchases of common shares	—	—	—	—	—	—	—	—	—	—	(3)	—	(399)	—	—	(399)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	5,916	—	—	5,916
Forfeitures of restricted common stock	—	—	—	—	—	—	—	—	—	—	(5)	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	19	—	—	—	—	—
Issuance of common stock (net)	—	—	—	—	—	—	—	—	—	—	1,267	13	31,859	—	—	31,872
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—	—	—	—	—	—	—	—	—	606	—	606
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,262)	—	(1,262)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)
Dividends declared – preferred stock – Series G ($0.46/share	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,858)	—	(2,858)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781)	—	(1,781)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,531)	—	(2,531)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	20	—	959	—	—	959
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(36,817)	—	(36,817)
Extinguishment of preferred stock	(598)	(6)	(1,909)	(19)	(1,777)	(18)	(1,131)	(11)	(2,009)	(20)	4,117	41	(55,444)	55,477	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(543,876)	(338)	(544,214)
Balance at December 31, 2020	1,791	$18	2,891	$29	4,423	$44	2,669	$27	3,391	$34	6,436	$64	$1,809,455	$(2,093,292)	$166	$(283,455)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(1)	—	(46)	—	—	(46)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	7,429	—	—	7,429
Forfeitures of restricted common stock	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	251	3	(3)	—	—	—
Issuance of common stock (net)	—	—	—	—	—	—	—	—	—	—	20,031	200	562,519	—	—	562,719
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—	—	—	—	—	—	—	—	—	349	—	349
Dividends declared – preferred stock – Series D ($3.70/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,342)	—	(4,342)
Dividends declared – preferred stock – Series F ($3.23/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,036)	—	(4,036)
Dividends declared – preferred stock – Series G ($3.23/share	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,943)	—	(4,943)
Dividends declared – preferred stock – Series H ($3.28/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,293)	—	(4,293)
Dividends declared – preferred stock – Series I ($3.28/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,111)	—	(4,111)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1	—	43	—	—	43
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(690)	—	(690)
Extinguishment of preferred stock	(617)	(6)	(1,640)	(17)	(2,891)	(29)	(1,361)	(14)	(2,138)	(21)	7,776	78	616	(607)	—	—
Acquisition of noncontrolling interest in consolidated entity	—	—	—	—	—	—	—	—	—	—	—	—	(107)	—	(93)	(200)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(267,005)	(73)	(267,078)
Balance at December 31, 2021	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,490	$345	$2,379,906	$(2,382,970)	$—	$(2,654)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(43)	—	(323)	—	—	(323)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,826	—	—	3,826
Forfeitures of restricted common stock	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	52	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(165)	—	—	(165)
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,481)	—	(2,481)
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,307)	—	(2,307)
Dividends declared – preferred stock – Series G ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,824)	—	(2,824)
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,453)	—	(2,453)
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,349)	—	(2,349)
Dividends declared – preferred stock – Series J ($0.17/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(18)	—	(18)
Dividends declared – preferred stock – Series K ($0.17/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	2,131	—	2,131
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(946)	—	(946)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(139,825)	—	(139,825)
Balance at December 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,495	$345	$2,383,244	$(2,534,043)	$—	$(150,389)

	Preferred Stock				Redeemable Noncontrolling Interest in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	$69,870
Purchases of common shares	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,830
Forfeitures of restricted common stock	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—
Issuance of common stock (net)	—	—	—	—	—
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	1,401
Redemption/conversion of operating partnership units	—	—	—	—	(959)
Redemption value adjustment	—	—	—	—	36,817
Extinguishment of preferred stock	—	—	—	—	—
Net income (loss)	—	—	—	—	(89,008)
Balance at December 31, 2020	—	$—	—	$—	$22,951
Purchases of common shares	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,596
Forfeitures of restricted common stock	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—
Issuance of common stock (net)	—	—	—	—	—
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—
Dividends declared – preferred stock – Series D ($3.70/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($3.23/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($3.23/share	—	—	—	—	—
Dividends declared – preferred stock – Series H ($3.28/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($3.28/share)	—	—	—	—	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	518
Redemption/conversion of operating partnership units	—	—	—	—	(43)
Redemption value adjustment	—	—	—	—	690
Extinguishment of preferred stock	—	—	—	—	—
Acquisition of noncontrolling interest in consolidated entity	—	—	—	—	—
Net income (loss)	—	—	—	—	(3,970)
Balance at December 31, 2021	—	$—	—	$—	$22,742
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,172
Forfeitures of restricted common stock	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—
Issuances of preferred shares	87	1,078	2	24	—
Costs for issuances of common stock	—	—	—	—	—

	Preferred Stock				Redeemable Noncontrolling Interest in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.17/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.17/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	(2,131)
Redemption value adjustment – preferred stock	—	926	—	20	—
Net income (loss)	—	—	—	—	(1,233)
Balance at December 31, 2022	87	$2,004	2	$44	$21,550

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(141,058)	$(271,048)	$(633,222)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	201,797	218,851	252,765
Impairment charges	—	—	91,721
Amortization of intangibles	101	131	(307)
Recognition of deferred income	(499)	(498)	(768)
Bad debt expense	3,338	2,110	1,810
Deferred income tax expense (benefit)	(53)	113	(1,058)
Equity in (earnings) loss of unconsolidated entities	804	558	448
(Gain) loss on disposition of assets and hotel properties	(300)	(1,449)	36,680
(Gain) loss on extinguishment of debt	—	(11,896)	(90,349)
Realized and unrealized (gain) loss on marketable securities	—	—	(801)
Purchases of marketable securities	—	—	(1,997)
Sales of marketable securities	—	—	17,389
Net settlement of trading derivatives	—	—	2,347
Realized and unrealized (gain) loss on derivatives	(15,166)	(14,474)	(878)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	10,075	(1,336)	10,229
Equity-based compensation	5,998	10,025	10,746
Amortization of parking asset	—	—	117
Non-cash interest income	(380)	(672)	(854)
Changes in operating assets and liabilities, exclusive of the effect of the acquisition and disposition of hotel properties:
Accounts receivable and inventories	(16,207)	(21,366)	15,738
Prepaid expenses and other assets	(7,501)	4,203	1,079
Accounts payable and accrued expenses and accrued interest payable	(4,656)	(28,927)	143,241
Due to/from related parties	165	(944)	(2,782)
Due to/from third-party hotel managers	4,549	(16,743)	3,763
Due to/from Ashford Inc., net	(1,804)	(10,818)	6,091
Operating lease liabilities	(445)	(203)	(595)
Operating lease right-of-use assets	473	201	1,006
Other liabilities	(7)	(6)	(11,090)
Net cash provided by (used in) operating activities	39,224	(144,188)	(149,531)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(103,751)	(36,742)	(46,206)
Net proceeds from disposition of assets and hotel properties	34,988	9,013	38,763
Payments for initial franchise fees	—	(90)	—
Proceeds from property insurance	1,625	2,779	1,382
Investments in unconsolidated entities	(9,127)	(9,000)	(430)
Proceeds from note receivable	4,000	—	—
Net cash acquired in acquisition of leasehold interest	1,931	—	—
Acquisition of hotel properties and assets, net of cash and restricted cash acquired	—	—	(1,113)
Net cash provided by (used in) investing activities	(70,334)	(34,040)	(7,604)
Cash Flows from Financing Activities
Borrowings on indebtedness, net of commitment fee	1,551	377,500	88,000
Repayments of indebtedness	(50,902)	(189,594)	(137,849)
Payments for loan costs and exit fees	(3,064)	(27,768)	(26,682)
Payments for dividends and distributions	(12,418)	(18,622)	(28,619)
Purchases of common stock	(316)	(46)	(399)
Payments for derivatives	(40,119)	(1,538)	(83)
Proceeds from derivatives	2,911	—	—
Proceeds from common stock offerings	—	562,827	31,873
Proceeds from preferred stock offerings	1,122	—	—
Acquisition of noncontrolling interest in consolidated entities	—	(200)	—
Common stock offering costs	(273)	—	—
Net cash provided by (used in) financing activities	(101,508)	702,559	(73,759)
Net increase (decrease) in cash, cash equivalents and restricted cash	(132,618)	524,331	(230,894)

	Year Ended December 31,
	2022	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	691,644	167,313	398,207
Cash, cash equivalents and restricted cash and at end of period	$559,026	$691,644	$167,313

Supplemental Cash Flow Information
Interest paid	$218,019	$219,624	$91,372
Income taxes paid (refunded)	11,697	3,525	1,021
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$13,341	$11,396	$12,640
Non-cash consideration from sale of hotel property	1,219	—	—
Accrued stock offering costs	—	108	—
Accrued preferred stock offering costs	21	—	—
Acquisition of finance lease asset and liability	18,847	—	—
Buyer assumption of debt in hotel disposition	—	—	108,750
Non-cash extinguishment of debt	—	9,604	179,030
Non-cash loan principal associated with default interest and late charges	—	33,245	47,453
Non-cash loan proceeds associated with accrued interest and legal fees	—	—	22,456
Non-cash extinguishment of preferred stock	—	208,606	179,061
Issuance of common stock from preferred stock exchanges	—	209,213	123,584
Debt discount associated with embedded debt derivative	—	43,680	—
Credit facility commitment fee	—	4,500	—
Non-cash preferred stock dividends	1	—	—
Unsettled proceeds from derivatives	1,474	—	—
Dividends and distributions declared but not paid	3,118	3,104	868
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$592,110	$92,905	$262,636
Restricted cash at beginning of period	99,534	74,408	135,571
Cash, cash equivalents and restricted cash at beginning of period	$691,644	$167,313	$398,207

Cash and cash equivalents at end of period	$417,064	$592,110	$92,905
Restricted cash at end of period	141,962	99,534	74,408
Cash, cash equivalents and restricted cash at end of period	$559,026	$691,644	$167,313
See Notes to Consolidated Financial Statements.

Table of Contents
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2022, 2021 and 2020

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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2022, we held interests in the following assets:
•100 consolidated hotel properties, which represent 22,316 total rooms;
•79 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);
•15.1% ownership in OpenKey, Inc. (“OpenKey”) with a carrying value of approximately $2.1 million;
•32.5% ownership in 815 Commerce Managing Member, LLC (“815 Commerce MM”), which is developing the Le Meridien Fort Worth, with a carrying value of approximately $8.5 million; and
•an investment in an entity that owns two resorts in Napa, CA, with a carrying value of approximately $9.0 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2022, our 100 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
agents and other applicable representatives, are subject to the approval of our wholly-owned subsidiary, Ashford Trust OP General Partner LLC, its general partner. As such, we consolidate Ashford Trust OP.
The following acquisitions and dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
Crowne Plaza Annapolis	Annapolis, MD	Disposition	March 9, 2020
Columbus Hampton Inn Easton	Columbus, OH	Disposition	August 19, 2020
Stillwater Residence Inn	Stillwater, OK	Disposition	August 19, 2020
Washington Hampton Inn Pittsburgh Meadow Lands	Pittsburgh, PA	Disposition	August 19, 2020
Phoenix Hampton Inn Airport North	Phoenix, AZ	Disposition	August 19, 2020
Pittsburgh Hampton Inn Waterfront West Homestead	Pittsburgh, PA	Disposition	August 19, 2020
Wichita Courtyard by Marriott Old Town	Wichita, KS	Disposition	August 19, 2020
Canonsburg Homewood Suites Pittsburgh Southpointe	Pittsburgh, PA	Disposition	August 19, 2020
Billerica Courtyard by Marriott Boston	Boston, MA	Disposition	August 19, 2020
Embassy Suites New York Manhattan Times Square	New York, NY	Disposition	August 19, 2020
W Minneapolis, MN	Minneapolis, MN	Disposition	September 15, 2020
Courtyard Louisville	Louisville, KY	Disposition	September 21, 2020
Courtyard Ft. Lauderdale	Ft. Lauderdale, FL	Disposition	September 21, 2020
Residence Inn Lake Buena Vista	Lake Buena Vista, FL	Disposition	September 21, 2020
Le Meridien Minneapolis	Minneapolis, MN	Disposition	January 20, 2021
SpringHill Suites Durham	Durham, NC	Disposition	April 29, 2021
SpringHill Suites Charlotte	Charlotte, NC	Disposition	April 29, 2021
Sheraton Ann Arbor	Ann Arbor, MI	Disposition	September 1, 2022
Hilton Marietta	Marietta, GA	Acquisition	December 16, 2022
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
For property and equipment acquired in a business combination, we record the assets acquired based on their fair value as of the acquisition date. Replacements and improvements and finance leases are capitalized, while repairs and maintenance are expensed as incurred. Property and equipment acquired in an asset acquisition are recorded at cost. The acquisition cost in an

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
asset acquisition is allocated to land, buildings, improvements, furniture, fixtures and equipment, as well as identifiable intangible and lease assets and liabilities. Acquisition cost is allocated using relative fair values. We evaluate several factors, including weighted market data for similar assets, expected future cash flows discounted at risk adjusted rates, and replacement costs for assets to determine an appropriate exit cost when evaluating the fair values.
Our property and equipment, including assets acquired under finance leases, are depreciated on a straight-line basis over the estimated useful lives of the assets with useful lives ranging from less than a 1 year to 32 years for our Marietta finance lease.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding periods, and expected useful lives. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded impairment charges of $0, $0 and $91.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. See note 5.
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
Assets Held for Sale and Discontinued Operations—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity that represents a strategic shift that has (or will have) a major effect on our operations and cash flows. Depreciation and amortization will cease as of the date assets have met the criteria to be deemed held for sale and the hotel property is measured at the lower of its carrying value or fair value less costs to sell.
Investments in Unconsolidated Entities—As of December 31, 2022, we held a 15.1% ownership interest in OpenKey, a 32.5% ownership interest in 815 Commerce MM and an investment in an entity that owns two resorts in Napa, CA, which are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary-impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. No such impairment was recorded for the years ended December 31, 2022, 2021 and 2020.
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
Impairment of Notes Receivable—We review notes receivable for impairment each reporting period. The impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the years ended December 31, 2022, 2021 and 2020.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Leases—We determine if an arrangement is a lease at the commencement date. Operating leases, as lessee, are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our consolidated balance sheets. Finance leases, as lessee, are recorded based on the underlying nature of the leased asset and finance lease liabilities.
Operating lease ROU assets and finance lease assets and operating and finance lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset and finance lease asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms used to calculate our right-of-use asset and the investments in hotel properties may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Subsequent to the initial recognition, lease liabilities are measured using the effective interest method. The ROU asset is generally amortized utilizing a straight-line method adjusted for the lease liability accretion during the period.
We have lease agreements with lease and non-lease components, which under the elected practical expedients under Accounting Standard Codification (“ASC”) 842, we are not accounting for separately. For certain equipment leases, such as office equipment, copiers and vehicles, we account for the lease and non-lease components as a single lease component.
Intangible Assets and Liabilities—Intangible assets represent the acquisition of a permanent docking easement and intangible liabilities represent the liabilities recorded on certain hotel properties’ lessor lease contracts that were below market rates at the date of acquisition. The asset is not subject to amortization and liabilities are amortized using the straight-line method over the remaining terms of the respective lease contracts. See note 22.
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
Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements and are presented as an asset on our consolidated balance sheets. See note 21.
Derivative Instruments and Hedging—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate), SOFR (Secured Overnight Financing Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floors, and flooridors.
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. None of our derivative instruments are designated as cash flow hedges. Interest rate derivatives are reported as “derivative assets” in the consolidated balance sheets. For interest rate derivatives and credit default swaps, changes in fair value and realized gains and losses are recognized in earnings as “realized and unrealized gain (loss) on derivatives” in the consolidated statements of operations. Accrued interest on interest rate derivatives is included in “accounts receivable, net” in the consolidated balance sheets.
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
The noncontrolling interests in consolidated entities represented an ownership interest of 15% in two hotel properties held by one joint venture until December 31, 2021, and was reported in equity in the consolidated balance sheet. On December 31, 2021, the Company purchased the remaining ownership interest and since then holds a 100% ownership interest in the two hotel properties.
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
Revenue Recognition—Rooms revenue represents revenue from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation. Our advance deposit balance as of December 31, 2022 and 2021 was $18.3 million and $16.8 million, respectively, and are generally recognized as revenue within a one-year period.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2022, 2021 and 2020, we incurred advertising costs of $10.1 million, $6.8 million and $4.3 million, respectively. Advertising costs are included in “other” hotel expenses in the accompanying consolidated statements of operations.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee,” “management fees” and “corporate, general and administrative” expense, equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. PSUs and Performance LTIP units granted to certain executive officers vest based on market conditions.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
With respect to the 2020 award agreements, the number of PSU and Performance LTIP units to be earned ranged from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. The performance criteria for the PSU and Performance LTIP units are based on market conditions under the relevant literatures. The corresponding compensation cost was recognized ratably over the service period for the award as the service was rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition.
With respect to the 2021 and 2022 award agreements, the criteria for the PSU and Performance LTIP units are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the grant date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of performance grants earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of PSU and Performance LTIP Units to be earned based on the applicable performance conditions is determined upon the final vesting date. The initial calculation of the PSU and Performance LTIP units earned can range from 0% to 200% of target, which is further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation of the number of performance awards earned based on the applicable performance targets resulting in a final award calculation ranging from 0% to 250% of the target amount.
Stock/unit grants to certain independent directors are measured at the grant date based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
Depreciation and Amortization—Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements and finance leases are based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for FF&E. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation and amortization expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Ashford TRS is treated as a taxable REIT subsidiary for U.S. federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Ashford TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions. See note 20.
The “Income Taxes” topic of the ASC issued by the Financial Accounting Standards Board (“FASB”) which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Adopted Accounting Standards—In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity.

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The Company applied the optional expedient in evaluating debt modifications converting from LIBOR to SOFR. There was no material impact as a result of this adoption.
Reclassification—Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	10	$65,616	$16,385	$5,194	$—	$87,195
Boston, MA Area	2	49,772	5,533	5,263	—	60,568
Dallas / Ft. Worth Area	7	53,831	12,881	3,559	—	70,271
Houston, TX Area	3	23,864	7,576	828	—	32,268
Los Angeles, CA Metro Area	6	76,603	13,630	4,785	—	95,018
Miami, FL Metro Area	2	25,387	8,225	862	—	34,474
Minneapolis - St. Paul, MN - WI Area	2	12,140	3,806	445	—	16,391
Nashville, TN Area	1	52,786	24,163	4,445	—	81,394
New York / New Jersey Metro Area	6	54,300	18,269	2,771	—	75,340
Orlando, FL Area	2	22,811	1,512	1,801	—	26,124
Philadelphia, PA Area	3	22,055	2,308	861	—	25,224
San Diego, CA Area	2	19,667	934	1,276	—	21,877
San Francisco - Oakland, CA Metro Area	7	63,060	5,744	3,138	—	71,942
Tampa, FL Area	2	26,182	6,528	1,299	—	34,009
Washington D.C. - MD - VA Area	9	108,119	20,786	8,049	—	136,954
Other Areas	36	288,909	47,399	21,223	—	357,531
Orlando WorldQuest	—	4,500	170	1,181	—	5,851
Disposed properties	1	4,400	814	330	—	5,544
Corporate	—	—	—	—	2,884	2,884
Total	101	$974,002	$196,663	$67,310	$2,884	$1,240,859

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$47,120	$9,085	$4,400	$—	$60,605
Boston, MA Area	2	25,426	2,153	3,576	—	31,155
Dallas / Ft. Worth Area	7	36,169	5,646	2,668	—	44,483
Houston, TX Area	3	19,169	3,380	470	—	23,019
Los Angeles, CA Metro Area	6	54,564	7,553	4,803	—	66,920
Miami, FL Metro Area	2	18,559	3,846	723	—	23,128
Minneapolis - St. Paul, MN - WI Area	2	7,188	1,826	855	—	9,869
Nashville, TN Area	1	32,774	11,928	3,714	—	48,416
New York / New Jersey Metro Area	6	32,777	9,004	2,018	—	43,799
Orlando, FL Area	2	15,843	679	1,517	—	18,039
Philadelphia, PA Area	3	16,859	1,252	738	—	18,849
San Diego, CA Area	2	12,392	458	1,258	—	14,108
San Francisco - Oakland, CA Metro Area	7	40,504	2,531	2,505	—	45,540
Tampa, FL Area	2	19,774	2,355	877	—	23,006
Washington D.C. - MD - VA Area	9	51,615	6,330	4,642	—	62,587
Other Areas	36	215,218	26,186	17,176	—	258,580
Orlando WorldQuest	—	3,794	153	877	—	4,824
Disposed properties	4	5,376	546	295	—	6,217
Corporate	—	—	—	—	2,267	2,267
Total	103	$655,121	$94,911	$53,112	$2,267	$805,411

	Year Ended December 31, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$28,047	$5,513	$3,096	$—	$36,656
Boston, MA Area	2	9,645	896	2,441	—	12,982
Dallas / Ft. Worth Area	7	22,491	4,896	2,025	—	29,412
Houston, TX Area	3	11,418	2,854	394	—	14,666
Los Angeles, CA Metro Area	6	34,182	4,461	2,721	—	41,364
Miami, FL Metro Area	2	8,643	2,509	302	—	11,454
Minneapolis - St. Paul, MN - WI Area	2	3,932	990	216	—	5,138
Nashville, TN Area	1	12,105	5,591	2,239	—	19,935
New York / New Jersey Metro Area	6	20,130	4,254	1,517	—	25,901
Orlando, FL Area	2	8,415	532	952	—	9,899
Philadelphia, PA Area	3	9,888	1,426	353	—	11,667
San Diego, CA Area	2	6,998	322	665	—	7,985
San Francisco - Oakland, CA Metro Area	7	33,888	2,299	1,568	—	37,755
Tampa, FL Area	2	11,325	2,449	906	—	14,680
Washington D.C. - MD - VA Area	9	31,446	4,737	3,242	—	39,425
Other Areas	36	125,862	15,847	12,483	—	154,192
Orlando WorldQuest	—	1,571	24	547	—	2,142
Disposed properties	18	27,506	1,557	2,189	—	31,252
Corporate	—	—	—	—	1,733	1,733
Total	117	$407,492	$61,157	$37,856	$1,733	$508,238

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Land	$622,759	$626,917
Buildings and improvements	3,650,464	3,711,006
Furniture, fixtures and equipment	222,665	298,121
Construction in progress	21,609	16,370
Condominium properties	9,889	10,739
Hilton Marietta finance lease	18,998	—
Total cost	4,546,384	4,663,153
Accumulated depreciation	(1,428,053)	(1,432,443)
Investments in hotel properties, net	$3,118,331	$3,230,710
For the years ended December 31, 2022, 2021 and 2020, we recognized depreciation expense of $201.4 million, $218.5 million and $252.4 million, respectively.
Acquisition
On December 16, 2022, in exchange for satisfying the full outstanding ERFP balance, which is discussed in note 17, Ashford Inc. transferred to the Company 100% ownership of Marietta Leasehold LP and Marietta Leasehold GP, which holds a lease for the Hilton Atlanta/Marietta Hotel and Conference Center (the “Hilton Marietta”). The finance lease asset had an estimated value of approximately $18.8 million and is included in “investments in hotel properties, net” and a corresponding finance lease liability was recorded in “finance lease liabilities”. The lease expires on December 31, 2054 and was classified as a finance lease. See note 19.
We accounted for this transaction as an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. We allocated the cost of the acquisition including transaction costs of $151,000 to the finance lease asset, increasing the finance lease asset value to approximately $19.0 million.
The following table summarizes the assets and liabilities included in Marietta Leasehold LP (in thousands):

Finance lease asset	$18,998
Cash and cash equivalents	1,282
Restricted cash	800
Inventories	48
Prepaid expenses	221
Other assets	1
Finance lease liability	(18,847)
Due to related parties, net	(10)
Accounts payable and accrued expenses	(2,321)
The results of operations of the hotel property have been included in our results of operations from the acquisition date. The table below summarizes the total revenue and net income (loss) in our condensed consolidated statements of operations for the year ended December 31, 2022:

Year ended December 31, 2022
Total revenue	$338
Net income (loss)	$30

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Hotel Disposition and Impairment Charges
Hotel Dispositions
On September 1, 2022, the Company sold the Sheraton in Ann Arbor, MI (“Sheraton Ann Arbor”) for total consideration of approximately $35.7 million, which included cash of $34.5 million and an interest-free receivable with an estimated fair value of $1.2 million and a face value of $1.5 million. The payment of the $1.5 million is deferred until the last day of the twenty-fourth month following the closing date. The sale resulted in a loss of approximately $1,000 for the year ended December 31, 2022, which was included in “gain (loss) on sale of assets and hotel properties” in the consolidated statement of operations. The Company also repaid the $30.0 million mortgage loan secured by the hotel property. See note 7.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The results of operations for these hotel properties are included in net income (loss) through the date of disposition for the years ended December 31, 2022, 2021 and 2020. The following table includes condensed financial information from these hotel property dispositions that occurred for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total hotel revenue	$5,544	$6,218	$31,253
Total hotel operating expenses	(4,261)	(5,460)	(28,077)
Gain (loss) on disposition of assets and hotel properties	(1)	237	(36,680)
Property taxes, insurance and other	(433)	(664)	(7,715)
Depreciation and amortization	(1,203)	(2,620)	(16,321)
Impairment charges	—	—	(91,721)
Operating income (loss)	(354)	(2,289)	(149,261)
Interest expense and amortization of discounts and loan costs	(955)	(2,050)	(24,847)
Gain (loss) on extinguishment of debt	—	10,566	90,349
Income (loss) before income taxes	(1,309)	6,227	(83,769)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	8	(138)	11,045
Net income (loss) before income taxes attributable to the Company	$(1,301)	$6,089	$(72,724)
Impairment Charges
For the years ended December 31, 2022, 2021 and 2020, we recorded impairment charges of $0, $0 and $91.7 million, respectively.
We recorded an impairment charge of $27.6 million during the year ended December 31, 2020. The impairment charge was comprised of $13.9 million at the Columbus Hampton Inn Easton, $10.0 million at the Canonsburg Homewood Suites Pittsburgh Southpointe and $3.7 million at the Phoenix Hampton Inn Airport North as a result of reduced estimated cash flows resulting from the COVID-19 pandemic and changes to the expected holding periods of these hotel properties. Each impairment charge was based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of December 31, 2022, the Company has made investments in OpenKey totaling approximately $5.5 million.
As of December 31, 2022, the Company held an investment in 815 Commerce MM of approximately $8.5 million, which is developing the Le Meridien Fort Worth. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
In November of 2022, the Company made an initial investment of $9.1 million in an entity that owns two resorts in Napa, CA. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	December 31, 2022	December 31, 2021
Carrying value of the investment in OpenKey (in thousands)	$2,103	$2,771
Ownership interest in OpenKey	15.1%	16.7%
Carrying value of the investment in 815 Commerce MM (in thousands)	$8,482	$8,482
Ownership interest in 815 Commerce MM	32.5%	32.5%
Carrying value of the Napa resorts investment (in thousands)	$8,991	$—
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Year Ended December 31,
	2022	2021	2020
OpenKey	$(668)	$(540)	$(448)
815 Commerce MM	—	(18)	—
Napa resorts investment	(136)	—	—
	$(804)	$(558)	$(448)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

				December 31, 2022		December 31, 2021
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (3)	1 hotel	July 2022	LIBOR (1) + 3.95%	$—	$—	$33,200	$36,116
Mortgage loan (4) (5)	1 hotel	November 2022	LIBOR (1) + 2.70%	—	—	25,000	46,833
Mortgage loan (6) (7)	1 hotel	December 2022	LIBOR (1) + 2.25%	—	—	16,100	24,519
Mortgage loan (8)	1 hotel	January 2023	LIBOR (1) + 3.40%	—	—	37,000	54,837
Mortgage loan (9)	8 hotels	February 2023	LIBOR (1) + 3.07%	395,000	288,740	395,000	294,382
Mortgage loan (10)	2 hotels	March 2023	LIBOR (1) + 2.75%	240,000	207,265	240,000	212,889
Mortgage loan (11)	19 hotels	April 2023	LIBOR(1) + 3.20%	907,030	932,715	910,694	968,078
Mortgage loan	1 hotel	June 2023	LIBOR (1) + 2.45%	73,450	100,142	73,450	102,317
Mortgage loan (12)	7 hotels	June 2023	LIBOR(1) + 3.65%	180,720	124,761	180,720	122,346
Mortgage loan (12)	7 hotels	June 2023	LIBOR (1) + 3.39%	174,400	118,783	174,400	120,065
Mortgage loan (12)	5 hotels	June 2023	LIBOR (1) + 3.73%	221,040	145,085	221,040	152,371
Mortgage loan (12)	5 hotels	June 2023	LIBOR (1) + 4.02%	262,640	80,554	262,640	84,690
Mortgage loan (12)	5 hotels	June 2023	LIBOR (1) + 2.73%	160,000	168,223	160,000	171,440
Mortgage loan (12)	5 hotels	June 2023	LIBOR (1) + 3.68%	215,120	164,792	215,120	174,749
Mortgage loan (13)	17 hotels	November 2023	LIBOR (1) + 3.13%	415,000	220,462	419,000	226,178
Mortgage loan (4)	1 hotel	November 2023	SOFR (2) + 2.80%	25,000	46,659	—	—
Mortgage loan (6)	1 hotel	December 2023	SOFR (2) + 2.85%	15,290	23,440	—	—
Mortgage loan	1 hotel	January 2024	5.49%	6,345	6,556	6,492	6,943
Mortgage loan	1 hotel	January 2024	5.49%	9,261	13,638	9,474	15,196
Term loan (14)	Equity	January 2024	16.00%	195,959	—	200,000	—
Mortgage loan	1 hotel	May 2024	4.99%	5,819	5,983	6,150	6,156
Mortgage loan (15)	1 hotel	June 2024	LIBOR (1) + 2.00%	—	—	8,881	6,968
Mortgage loan (15) (16)	1 hotel	June 2024	SOFR (2) + 2.00%	8,881	6,651	—	—
Mortgage loan	2 hotels	August 2024	4.85%	11,172	8,404	11,427	9,326
Mortgage loan	3 hotels	August 2024	4.90%	22,349	17,041	22,853	14,347
Mortgage loan (17)	1 hotel	November 2024	LIBOR (1) + 4.65%	85,552	87,139	84,000	93,848
Mortgage loan (8) (18)	1 hotel	December 2024	SOFR (2) + 4.00%	37,000	53,525	—	—
Mortgage loan	3 hotels	February 2025	4.45%	46,918	56,536	50,098	59,578
Mortgage loan	1 hotel	March 2025	4.66%	23,326	43,879	23,883	42,915
Mortgage loan (19)	1 hotel	August 2025	LIBOR (1) + 3.80%	—	—	98,000	174,743
Mortgage loan (19)	1 hotel	August 2025	SOFR (2) + 3.91%	98,000	170,329	—	—
				$3,835,272	$3,091,302	$3,884,622	$3,221,830
Premiums (discounts), net				(20,249)		(32,777)
Capitalized default interest and late charges				8,363		23,511
Deferred loan costs, net				(8,530)		(15,440)
Embedded debt derivative				23,687		27,906
Indebtedness, net				$3,838,543		$3,887,822
_____________________________
(1)    LIBOR rates were 4.392% and 0.101% at December 31, 2022 and December 31, 2021, respectively.
(2)    SOFR rate was 4.358% at December 31, 2022.
(3)    On September 1, 2022, we sold the property securing this mortgage loan. The assets and liabilities associated with this mortgage loan have been removed from the Company's consolidated balance sheet. See note 5.
(4)    On November 9, 2022, we amended this mortgage loan. Terms of the amendment replaced the variable interest rate of LIBOR + 2.70% with SOFR + 2.80%. This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in November 2022.
(5)    This mortgage loan has a LIBOR floor of 1.25%.
(6)     On December 15, 2022, we amended this mortgage loan. Terms of the amendment replaced the variable interest rate of LIBOR + 2.25% with SOFR + 2.85%. Additionally, we paid down $810,000 of principal. This loan has two one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in December 2022.
(7)     This mortgage loan has a LIBOR floor of 0.25%.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(8)     On December 22, 2022, we amended this mortgage loan. Terms of the amendment replaced the variable interest rate of LIBOR + 3.40% with SOFR + 4.00%, extended the current maturity date to December 2024, and added three one-year extension options, subject to satisfaction of certain conditions.
(9)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in February 2023. Additionally in February 2023, the Company repaid $50.0 million in principal on this mortgage loan and reduced the 2024 debt yield extension test from 9.25% to 8.50%.
(10)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in March 2023.
(11)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in April 2022.
(12)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in June 2022.
(13)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in November 2022. On March 2, 2022, we repaid $4.0 million of principal on this mortgage loan.
(14)     This term loan has two one-year extension options, subject to satisfaction of certain conditions. On September 1, 2022, we repaid $4.0 million of principal on this term loan.
(15)    On December 7, 2022, we amended this mortgage loan. Terms of the amendment replaced the variable interest rate of LIBOR + 2.00% with SOFR + 2.00%.
(16)    This mortgage loan has a SOFR floor of 2.00%.
(17)    This mortgage loan has two one-year extension options, subject to the satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.10%. Effective September 23, 2022, we drew $1.6 million of the $2.0 million of future additional funding available to replenish restricted cash balances in accordance with the terms of the mortgage loan.
(18)    This mortgage loan has a SOFR floor of 0.50%.
(19)    On November 9, 2022, we amended this mortgage loan. Terms of the amendment replaced the variable interest rate of LIBOR + 3.80% with SOFR + 3.91%. This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Interest expense and amortization of discounts and loan costs	$(12,015)	$(7,142)	$154
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the years ended December 31, 2021 and 2020 the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into the loan balance was $33.2 million and $47.5 million during the years ended December 31, 2021 and 2020. No gain or loss was initially recognized as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. The amount of the capitalized principal that was amortized during the years ended December 31, 2022, 2021 and 2020, was $15.1 million, $35.7 million and $20.0 million, respectively. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
We have extension options relating to certain property-level loans that will permit us to extend the maturity date of our loans if certain conditions are satisfied at the respective extension dates, including the achievement of debt yield targets required in order to extend such loans. To the extent we decide to extend the maturity date of the debt outstanding under the loans, we may be required to prepay a significant amount of the loans in order to meet the required debt yield targets.
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of December 31, 2022, we were in compliance with all covenants related to mortgage loans. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”) (the “Oaktree Credit Agreement”). The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities and scheduled amortizations of indebtedness as of December 31, 2022 for each of the five following years and thereafter are as follows (in thousands):

2023	$3,287,656
2024	382,965
2025	164,651
2026	—
2027	—
Thereafter	—
Total	$3,835,272
8. Notes Receivable, Net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	December 31, 2022	December 31, 2021
Construction Financing Note (1) (4)
Face amount	7.0%	$—	$4,000
Certificate of Occupancy Note (2) (4)
Face amount	7.0%	$5,250	$5,250
Discount (3)		(188)	(527)
		5,062	4,723
Notes receivable, net		$5,062	$8,723
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
No cash interest income was recorded for the year ended December 31, 2022. Cash interest income of $110,000 was recorded for the year ended December 31, 2021. No cash interest income was recorded for the year ended December 31, 2020.
We recognized discount amortization income as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Other income (expense)	$339	$460	$554
Part of the consideration received in the sale of the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront was a parking parcel, which and we obtained access to utilize on August 31, 2021. For the years ended December 31, 2021, and 2020 we received reimbursement of $320,000 and $240,000, respectively, for parking fees and recognized income of $89,000 and $9,000, respectively, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel was in development.
We recognized imputed interest income as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Other income (expense)	$—	$211	$300

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recognized amortization expense related to the free use of parking easement as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Other income (expense)	$—	$—	$(117)
On September 1, 2022, the Company sold the Sheraton Ann Arbor. See note 5. Under the purchase and sale agreement, $1.5 million of the sales price is deferred, interest free, until the last day of the 24th month following the closing date (September 30, 2024). The components of the receivable, which is included in “other assets” in the consolidated balance sheet, are summarized below (dollars in thousands):

	Imputed Interest Rate	December 31, 2022
Deferred Receivable
Face amount	10.0%	$1,500
Discount (1)		(240)
		$1,260
_______________
(1)    The discount represents the imputed interest during the interest-free period.
We recognized discount amortization income as presented in the table below (in thousands):

Year Ended December 31,
Line Item	2022
Other income (expense)	$41
9. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and our cash flows, which include interest rate caps. To mitigate the nonperformance risk, we routinely use a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value. Payments from counterparties on in-the money interest rate caps are recognized as realized gains on our consolidated statements of operations.
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Year Ended December 31,
	2022		2021		2020
Interest rate caps:
Notional amount (in thousands)	$3,365,941	(1)	$3,415,301	(1)	$457,000	(1)
Strike rate low end of range	2.90%		2.00%		3.00%
Strike rate high end of range	5.50%		4.00%		4.00%
Effective date range	January 2022 - December 2022		January 2021 - October 2021		January 2020 - September 2020
Termination date range	January 2023 - January 2025		February 2022 - November 2024		February 2021 - February 2022
Total cost (in thousands)	$40,119		$1,158		$83
_______________
(1)These instruments were not designated as cash flow hedges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We held interest rate instruments as summarized in the table below:

	December 31, 2022		December 31, 2021
Interest rate caps:
Notional amount (in thousands)	$3,549,941	(1)	$3,597,301	(1)
Strike rate low end of range	2.00%		2.00%
Strike rate high end of range	5.50%		4.00%
Termination date range	January 2023 - January 2025		February 2022 - November 2024
Aggregate principal balance on corresponding mortgage loans (in thousands)	$3,505,242		$3,438,714
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
10. Fair Value Measurements
Fair Value Hierarchy—For disclosure purposes, financial instruments, whether measured at fair value on a recurring or nonrecurring basis or not measured at fair value, are classified in a hierarchy consisting of three levels based on the observability of valuation inputs in the marketplace as discussed below:
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
The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (Level 2 inputs). We also incorporate credit valuation adjustments (Level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2022, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 4.392% to 4.790% for the remaining term of our derivatives. The LIBOR interest rate forward curve approximates the SOFR interest rate forward curve as of December 31, 2022. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the December 31, 2022 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the recovery rate assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of December 31, 2022.
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at January 1, 2021	$—
Additions	43,680
Re-measurement of fair value	(15,774)
Balance at December 31, 2021	27,906
Re-measurement of fair value	(4,219)
Balance at December 31, 2022	$23,687

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$47,182	$—	$47,182	(1)
Total	$—	$47,182	$—	$47,182
Liabilities
Embedded debt derivative	$—	$—	$(23,687)	$(23,687)	(2)
Net	$—	$47,182	$(23,687)	$23,495

December 31, 2021:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$501	$—	$501	(1)
Total	$—	$501	$—	$501
Liabilities
Embedded debt derivative	$—	$—	$(27,906)	$(27,906)	(2)
Net	$—	$501	$(27,906)	$(27,405)
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

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2022		2021		2020
Assets
Derivative assets:
Interest rate derivatives - floors	$—		$(643)		$601
Interest rate derivatives - caps	10,947		(657)		(130)
Credit default swaps	—		—		407	(4)
	10,947		(1,300)		878
Non-derivative assets:
Equity	—		—		801
Total	10,947		(1,300)		1,679

Liabilities
Derivative liabilities:
Embedded debt derivative	4,219		15,774		—
Net	$15,166		$14,474		$1,679

Total combined
Interest rate derivatives - floors	$—		$(624)		$10,106
Interest rate derivatives - caps	6,562		(657)		(130)
Credit default swaps	—		—		9,974
Embedded debt derivative	4,219		15,774		—
Unrealized gain (loss) on derivatives	10,781	(1)	14,493	(1)	19,950	(1)
Realized gain (loss) on interest rate caps	4,385	(1) (5)	—		—
Realized gain (loss) on credit default swaps	—		—		(9,567)	(2) (4)
Realized gain (loss) on interest rate floors	—		(19)	(2)	(9,505)	(2)
Unrealized gain (loss) on marketable securities	—		—		(1,467)	(3)
Realized gain (loss) on marketable securities	—		—		2,268	(2)
Net	$15,166		$14,474		$1,679
____________________________________
(1)    Reported in “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Included in “other income (expense)” in our consolidated statements of operations.
(3)    Reported as “unrealized gain (loss) on marketable securities” in our consolidated statements of operations.
(4)    Excludes costs of $881 for the year ended December 31, 2020, included in “other income (expense)” associated with credit default swaps.
(5)    Represents settled and unsettled payments from counterparties on interest rate caps.

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

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$47,182	$47,182	$501	$501
Financial liabilities measured at fair value:
Embedded debt derivative	$23,687	$23,687	$27,906	$27,906

Financial assets not measured at fair value:
Cash and cash equivalents	$417,064	$417,064	$592,110	$592,110
Restricted cash	141,962	141,962	99,534	99,534
Accounts receivable, net	49,809	49,809	37,720	37,720
Notes receivable, net	5,062	4,809 to 5,315	8,723	8,287 to 9,159
Due from Ashford Inc., net	486	486	25	25
Due from related parties, net	6,570	6,570	7,473	7,473
Due from third-party hotel managers	22,462	22,462	26,896	26,896

Financial liabilities not measured at fair value:
Indebtedness	$3,815,023	$3,500,635 to $3,869,122	$3,851,845	$3,407,210 to $3,765,858
Accounts payable and accrued expenses	115,970	115,970	117,650	117,650
Accrued interest payable	15,287	15,287	15,432	15,432
Dividends and distributions payable	3,118	3,118	3,104	3,104
Due to related parties, net	—	—	728	728
Due to third-party hotel managers	1,319	1,319	1,204	1,204
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $5.1 million at December 31, 2022 and approximately 95.0% to 105.0% of the carrying value of $8.7 million as of December 31, 2021. This is considered a Level 2 valuation technique.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 91.8% to 101.4% of the carrying value of $3.8 billion at December 31, 2022 and approximately 88.5% to 97.8% of the carrying value of $3.9 billion at December 31, 2021. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Year Ended December 31,
	2022	2021	2020
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(139,825)	$(267,005)	$(543,876)
Less: Dividends on preferred stock	(12,433)	(252)	(32,117)
Less: Deemed dividends on redeemable preferred stock	(946)	—	—
Add: Gain (loss) on extinguishment of preferred stock	—	(607)	55,477
Add: Claw back of dividends on cancelled performance stock units	—	349	606
Distributed and undistributed income (loss) allocated to common stockholders - basic	$(153,204)	$(267,515)	$(519,910)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	(3,970)	—
Distributed and undistributed income (loss) allocated to common stockholders - diluted	$(153,204)	$(271,485)	$(519,910)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	34,339	21,625	1,576
Effect of assumed conversion of operating partnership units	—	219	—
Weighted average shares outstanding - basic and diluted	34,339	21,844	1,576

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(4.46)	$(12.37)	$(329.97)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(4.46)	$(12.43)	$(329.97)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(1,233)	$—	(89,008)	(1)
Dividends on preferred stock - Series J (inclusive of deemed dividends)	944	—	—
Dividends on preferred stock - Series K (inclusive of deemed dividends)	21	$—	—
Total	$(268)	$—	$(89,008)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	—	20	1
Effect of unvested performance stock units	—	9	—
Effect of assumed conversion of operating partnership units	288	—	190
Effect of assumed issuance of shares for term loan exit fee	1,745	1,672	—
Effect of assumed conversion of preferred stock - Series J	33	—	—
Effect of assumed conversion of preferred stock - Series K	1	—	—
Total	2,067	1,701	191
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
With respect to the 2020 award agreements, the number of Performance LTIP units to be earned ranged from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s compensation committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literatures. The corresponding compensation cost was recognized ratably over the service period for the award as the service was rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition. During the year ended December 31, 2022, approximately 4,000 Performance LTIP units granted in 2020 were canceled due to the market condition criteria not being met.
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
As of December 31, 2022, there were approximately 1.3 million Performance LTIP units outstanding, representing 200% of the target number granted for the 2020 grants and 250% for the 2021 and 2022 grants.
As of December 31, 2022, we have issued a total of approximately 1.6 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 1.2 million units (1.2 million of which are Performance LTIP units) have reached full economic parity with, and are convertible into, common units upon vesting.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recorded compensation expense for Performance LTIP units and LTIP units as presented in the table below (in thousands):

		Year Ended December 31,
Type	Line Item	2022	2021	2020
Performance LTIP units	Advisory services fee	$1,158	$1,128	$1,972
LTIP units	Advisory services fee	569	1,119	2,042
LTIP units	Corporate, general and administrative	32	22	—
LTIP units - independent directors	Corporate, general and administrative	413	397	816
		$2,172	$2,666	$4,830
The unamortized cost of the unvested Performance LTIP units, which was $2.5 million at December 31, 2022, will be expensed over a period of 2.2 years with a weighted average period of 2.1 years. The unamortized cost of the unvested LTIP units, which was $538,000 at December 31, 2022, will be expensed over a period of 1.2 years with a weighted average period of 1.2 years.
The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Year Ended December 31,
	2022	2021	2020
Common units converted to stock	—	1	20
Fair value of common units converted	$—	$43	$959
The following table presents the redeemable noncontrolling interest in Ashford Trust and the corresponding approximate ownership percentage:

	December 31, 2022	December 31, 2021
Redeemable noncontrolling interests (in thousands)	$21,550	$22,742
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	184,625	186,756
Ownership percentage of operating partnership	0.91%	0.63%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests and declared aggregate cash distributions to holders of common units and holders of LTIP units, as presented in the table below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Allocated net (income) loss to the redeemable noncontrolling interests	$1,233	$3,970	$89,008
Performance LTIP dividend claw back upon cancellation	—	(518)	(1,401)
A summary of the activity of the units in our operating partnership is as follow (in thousands):

	Year Ended December 31,
	2022	2021	2020
Outstanding at beginning of year	400	217	219
LTIP units issued	79	70	23
Performance LTIP units issued	1,194	122	5
Performance LTIP units canceled	(4)	(8)	(11)
Common units converted to common stock	—	(1)	(19)
Outstanding at end of year	1,669	400	217
Common units convertible/redeemable at end of year	309	207	178

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Equity
Common Stock and Preferred Stock Repurchases—On April 6, 2022, the board of directors reapproved a stock repurchase program (the “2022 Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. For the years ended December 31, 2022, 2021 and 2020, no shares of our common stock or preferred stock have been repurchased under the Repurchase Program.
In addition, we acquired 43,007, 1,420 and 3,056 shares of our common stock in 2022, 2021 and 2020, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
At-the-Market Equity Distribution Agreement—On December 11, 2017, the Company entered into an equity distribution agreement to sell, from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. As of December 31, 2022, we have issued approximately 437,000 shares of our common stock for gross proceeds of approximately $27.5 million. The program expired on September 28, 2020.
The table below summarizes the activity (in thousands):

Year Ended December 31,
2020
Common stock issued	413
Gross proceeds received	$12,009
Commissions and other expenses	(150)
Net proceeds	$11,859
At-the-Market-Equity Distribution Agreement—On April 11, 2022, the Company entered into an equity distribution agreement (the “Virtu Equity Distribution Agreement”) with Virtu Americas LLC (“Virtu”), to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of December 31, 2022, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
Common Stock Resale Agreements—On December 7, 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “First Lincoln Park Purchase Agreement”) pursuant to which the Company may issue or sell to Lincoln Park up to 1.1 million shares of the Company’s common stock from time to time during the term of the First Lincoln Park Purchase Agreement. All shares available under the First Lincoln Park Purchase Agreement have been sold.
The issuance activity is summarized below (in thousands):

	Year Ended December 31,
	2021	2020
Shares sold to Lincoln Park	205	836
Additional commitment shares	—	19
Total shares issued to Lincoln Park	205	855

Gross proceeds received	$4,590	$20,556
On March 12, 2021, the Company and Lincoln Park entered into an additional purchase agreement (the “Second Lincoln Park Purchase Agreement”), which provided that subject to the terms and conditions set forth therein, the Company may issue or sell to Lincoln Park up to approximately 2.1 million shares of the Company’s common stock. Upon entering into the Second Lincoln Park Purchase Agreement, the Company issued 16,000 shares of common stock as consideration for Lincoln Park’s execution and delivery of the Second Lincoln Park Purchase Agreement. All shares available under the Second Lincoln Park Purchase Agreement have been sold.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to Lincoln Park	2,050
Additional commitment shares	16
Total shares issued to Lincoln Park	2,066

Gross proceeds received	$43,586
Common Stock Resale Agreements—On May 17, 2021, the Company and Keystone Capital Partners, LLC (“Keystone”) entered into a common stock purchase agreement (the “Keystone Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to Keystone up to approximately 3.1 million shares of the Company’s common stock. Upon entering into the Keystone Purchase Agreement, the Company issued to Keystone 4,000 shares of common stock as consideration for Keystone’s commitment to purchase shares of common stock upon the Company’s direction under the Keystone Purchase Agreement. All shares available under the Keystone Purchase Agreement have been sold.
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to Keystone	3,062
Additional commitment shares	4
Total shares issued to Keystone	3,066

Gross proceeds received	$147,961
Common Stock Standby Equity Distribution Agreement—On January 22, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd., (“YA”), pursuant to which the Company will be able to sell up to approximately 1.4 million shares of its common stock. All shares available under the SEDA have been sold.
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to YA	1,372

Gross proceeds received	$40,556
On June 7, 2021, the Company entered into a second Standby Equity Distribution Agreement (the “Second YA SEDA”) with YA, pursuant to which the Company will be able to sell up to approximately 3.8 million shares of its common stock. All shares available under the second YA SEDA have been sold.
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to YA	3,790

Gross proceeds received	$165,391
Common Stock Resale Agreement—On June 18, 2021, the Company and Seven Knots, LLC (“Seven Knots) entered into a purchase agreement (the “Seven Knots Purchase Agreement”) pursuant to which the Company may issue or sell to Seven Knots up to approximately 4.0 million shares of the Company’s common stock. All shares available under the Seven Knots Purchase Agreement have been sold.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2021
Shares sold to Seven Knots	4,009

Gross proceeds received	$81,279
Common Stock Resale Agreement—On July 2, 2021, the Company and B. Riley Principal Capital, LLC (“B. Riley”) entered into a purchase agreement (the “B. Riley Purchase Agreement”) pursuant to which the Company may issue or sell to B. Riley up to approximately 4.6 million shares of the Company’s common stock. All shares available under the B. Riley Purchase Agreement have been sold.
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
The issuance activity is summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Shares sold to M3A	—	900

Gross proceeds received	$—	$12,941
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
8.45% Series D Cumulative Preferred Stock. At December 31, 2022 and 2021, there were 1.2 million and 1.2 million shares of Series D Cumulative Preferred Stock outstanding, respectively. The Series D Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series F Cumulative Preferred Stock (noted below), Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock (see note 16) and Series K Preferred Stock (see note 16) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series D Cumulative Preferred Stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D Cumulative Preferred Stock quarterly dividends are set at the rate of 8.45% per annum of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.1124 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D Cumulative Preferred Stockholders have no voting rights.
7.375% Series F Cumulative Preferred Stock. At December 31, 2022 and 2021, there were 1.3 million and 1.3 million shares of 7.375% Series F Cumulative Preferred Stock outstanding, respectively. The Series F Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock and Series K Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series F Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series F Cumulative Preferred Stock is redeemable at our option for cash (on or after July 15, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series F Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series F Cumulative Preferred Stock is convertible into a maximum 0.09690 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series F Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series F cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series F Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series F Cumulative Preferred Stock will not impact our earnings per share calculations. Series F Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series F Cumulative Preferred Stockholders have no voting rights.
7.375% Series G Cumulative Preferred Stock. At December 31, 2022 and 2021, there were 1.5 million and 1.5 million shares of 7.375% Series G Cumulative Preferred Stock outstanding, respectively. The Series G Cumulative Preferred Stock

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock and Series K Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series G Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series G Cumulative Preferred Stock is redeemable at our option for cash (on or after October 18, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series G Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series G Cumulative Preferred Stock is convertible into a maximum 0.08333 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series G Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series G cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series G Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series G Cumulative Preferred Stock will not impact our earnings per share calculations. Series G Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series G Cumulative Preferred Stockholders have no voting rights.
7.50% Series H Cumulative Preferred Stock. At December 31, 2022 and 2021, there were 1.3 million and 1.3 million shares of 7.50% Series H Cumulative Preferred Stock outstanding, respectively. The Series H Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock, Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock and Series K Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series H Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series H Cumulative Preferred Stock is redeemable at our option for cash (on or after August 25, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series H Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series H Cumulative Preferred Stock is convertible into a maximum 0.08251 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series H Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series H cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series H Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series H Cumulative Preferred Stock will not impact our earnings per share. Series H Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series H Cumulative Preferred Stockholders have no voting rights.
7.50% Series I Cumulative Preferred Stock. At December 31, 2022 and 2021, there were 1.3 million and 1.3 million shares of 7.50% Series I Cumulative Preferred Stock outstanding, respectively. The Series I Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock, Series H Cumulative Preferred Stock, Series J Preferred Stock and Series K Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series I Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series I Cumulative Preferred Stock is redeemable at our option for cash (on or after November 17, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series I Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series I Cumulative Preferred Stock is convertible into a maximum 0.08065 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series I Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series I cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series I Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series I Cumulative Preferred Stock will not impact our earnings per share. Series I Cumulative Preferred Stock quarterly dividends are

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series I Cumulative Preferred Stockholders have no voting rights.
Dividends—A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2022	2021		2020
Common stock	$—	$—		$—
Preferred stock:
Series D Cumulative Preferred Stock	2,481	4,342	(2)	1,262
Series F Cumulative Preferred Stock	2,307	4,036	(2)	2,212
Series G Cumulative Preferred Stock	2,824	4,943	(2)	2,858
Series H Cumulative Preferred Stock	2,453	4,293	(2)	1,781
Series I Cumulative Preferred Stock	2,349	4,111	(2)	2,531
Total dividends declared (1)	$12,414	$21,725		$10,644
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
Noncontrolling Interests in Consolidated Entities—Our noncontrolling entity partner had an ownership interest of 15% in two hotel properties until December 31, 2021, when the Company purchased the remaining ownership interest of the two hotel properties. The table below summarizes (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
(Income) loss allocated to noncontrolling interests in consolidated entities	$—	$73	$338
15. Stock-Based Compensation
Under the 2021 Stock Incentive Plan approved by stockholders, we are authorized to grant approximately 1.2 million shares of restricted stock and performance stock units as incentive stock awards. At December 31, 2022, approximately 86,000 shares were available for future issuance under the 2021 Stock Incentive Plan.
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
At December 31, 2022, the unamortized cost of the unvested restricted stock was $1.8 million which will be amortized over a period of 1.2 years with a weighted average period of 1.1 years.
The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Advisory services fee	$2,509	$3,716	$3,897
Management fees	56	199	594
Corporate, general and administrative	163	151	298
Corporate, general and administrative - independent directors	90	186	147
	$2,818	$4,252	$4,936

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2022		2021		2020
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	231	$30.76	17	$306.10	21	$586.00
Restricted stock granted	19	5.59	251	25.38	17	115.50
Restricted stock vested	(125)	36.70	(33)	126.09	(16)	462.50
Restricted stock forfeited	(4)	31.88	(4)	76.73	(5)	348.90
Outstanding at end of year	121	$20.63	231	$30.76	17	$306.10
The fair value of restricted stock vested during the years ended December 31, 2022, 2021 and 2020 was $1.2 million, $926,000 and $2.0 million, respectively.
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
With respect to the 2020 award agreements, the number of PSUs could have ranged from 0% to 200% of target based on achievement of specified absolute and relative total stockholder returns based on the formulas determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature. The corresponding compensation cost was recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition. During the year ended December 31, 2022, approximately 4,000 PSUs granted in 2020 were canceled due to the market condition criteria not being met.
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
The following table summarizes the compensation expense (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Advisory services fee	$1,008	$3,177	$958

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The unamortized cost of PSUs, which was $1.3 million at December 31, 2022, will be expensed over a period of approximately 2.0 years with a weighted average period of 1.2 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2022		2021		2020
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	139	$34.81	13	$377.90	16	$582.00
PSUs granted	34	12.09	134	29.70	7	80.00
PSUs vested	(33)	29.70	—	—	—	—
PSUs forfeited	—	—	—	—	(7)	458.30
PSUs canceled	(4)	80.00	(8)	627.36	(3)	585.00
Outstanding at end of year	136	$29.04	139	$34.81	13	$377.90
16. Redeemable Preferred Stock
Series J Redeemable Preferred Stock
The Company enters into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series J Redeemable Preferred Stock (the “Series J Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering price of $25.00 per share. The Company is also offering a maximum of 8.0 million shares of the Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).
The Series J Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (Series D Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock and Series K Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Holders of the Series J Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series J Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive the number of directors then constituting the board shall be increased by two and the holders of such shares of Series J Preferred Stock shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends (with no redemption fee). The Series J Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash.
The redemption fee shall be an amount equal to:
•8.0% of the stated value of $25.00 per share (the “Stated Value”) beginning on the Original Issue Date (as defined in the Articles Supplementary) of the shares of the Series J Preferred Stock to be redeemed;
•5.0% of the Stated Value beginning on the second anniversary from the Original Issue Date of the shares of the Series J Preferred Stock to be redeemed; and
•0% of the Stated Value beginning on the third anniversary from the Original Issue Date of the shares of the Series J Preferred Stock to be redeemed.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company has the right, in its sole discretion, to redeem the shares in cash, or in an equal of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption.
The Series J Preferred Stock cash dividends are as follows:
•8.0% per annum of the Stated Value beginning on the date of the first settlement of the Series J Preferred Stock (the “Date of Initial Closing”);
Dividends will be authorized and declared on a monthly basis and payable in arrears on the 15th of each month to holders of record at the close of business on the last business day of each month immediately preceding the applicable thereafter dividend payment date. Dividends will be computed on the basis of twelve 30-day months and a 360-day year.
The Company has a DRIP that allows for participating holders to have their Series J Preferred Stock dividend distributions automatically reinvested in additional shares of the Series J Preferred Stock at a price of $25.00 per share.
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

Year Ended December 31,
2022
Series J Preferred Stock shares issued (1)	87
Net proceeds	$1,959
________
(1)Exclusive of shares issued under the dividend reinvestment plan.
The Series J Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside of the Company’s control. As such, the Series J Preferred Stock is classified outside of permanent equity.
At the date of issuance, the carrying amount of the Series J Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable the carrying value will be adjusted to the redemption amount each reporting period.
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

December 31, 2022
Series J Preferred Stock	$2,004
Adjustments to Series J Preferred Stock	926
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

Year Ended December 31,
2022
Series J Preferred Stock	$18
Series K Redeemable Preferred Stock
The Company enters into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series K Redeemable Preferred Stock (the “Series K Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20.0 million shares of Series K Preferred Stock or Series J Preferred Stock in a primary offering price of $25.00 per share. The Company is also offering a maximum of 8.0 million shares of the Series K Preferred Stock or Series J Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).
The Series K Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (Series D Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock) and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Holders of the Series K Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series K Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive the number of directors then constituting the board shall be increased by two and the holders of such shares of Series K Preferred Stock shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends (with no redemption fee). The Series K Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash.
The redemption fee shall be an amount equal to:
•1.5% of the stated value of $25.00 per share (the “Stated Value”) beginning on the Original Issue Date (as defined in the Articles Supplementary) of the shares of the Series K Preferred Stock to be redeemed; and
•0% of the Stated Value beginning on the first anniversary from the Original Issue Date of the shares of the Series K Preferred Stock to be redeemed.
The Company has the right, in its sole discretion, to redeem the shares in cash, or in an equal of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption.
Holders of Series K Preferred Stock are entitled to receive cumulative cash dividends at the initial rate of 8.2% per annum of the Stated Value of $25.00 per share (equivalent to an annual dividend rate of $2.05 per share). Beginning one year from the date of original issuance of each share of Series K Preferred Stock (the “Series K Original Issue Date”) and on each one-year anniversary thereafter for such share of Series K Preferred Stock, the dividend rate shall increase by 0.10% per annum; provided, however, that the dividend rate for any share of Series K Preferred Stock shall not exceed 8.7% per annum of the Stated Value.
Dividends will be authorized and declared on a monthly basis and payable in arrears on the 15th of each month to holders of record at the close of business on the last business day of each month immediately preceding the applicable thereafter dividend payment date. Dividends will be computed on the basis of twelve 30-day months and a 360-day year.
The Company has a DRIP that allows for participating holders to have their Series K Preferred Stock dividend distributions automatically reinvested in additional shares of the Series K Preferred Stock at a price of $25.00 per share.
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

Year Ended December 31,
2022
Series K Preferred Stock shares issued (1)	2
Net proceeds	$44
________
(1)Exclusive of shares issued under the dividend reinvestment plan.
The Series K Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside of the Company’s control. As such, the Series K Preferred Stock is classified outside of permanent equity.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At the date of issuance, the carrying amount of the Series K Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable the carrying value will be adjusted to the redemption amount each reporting period.
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

December 31, 2022
Series K Preferred Stock	$44
Adjustments to Series K Preferred Stock	$20
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

Year Ended December 31,
2022
Series K Preferred Stock	$1
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On March 15, 2022, we entered into a Limited Waiver Under Advisory Agreement (the “Limited Waiver”) with Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLC. The Company, Ashford Trust OP, Ashford TRS and the Advisor are parties to the Second Amended and Restated Advisory Agreement, which (i) allocates responsibility for certain employee costs between us and our advisor and (ii) permits our board of directors to issue annual equity awards in the Company or Ashford Trust OP to employees and other representatives of our advisor based on achievement by the Company of certain financial or other objectives or otherwise as our board of directors sees fit. Pursuant to the Limited Waiver, the Company, Ashford Trust OP, Ashford TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2022 cash incentive compensation to employees and other representatives of our advisor; provided that such awarded cash incentive compensation does not exceed $8.5 million, in the aggregate, during the waiver period.
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2022	2021	2020
Advisory services fee
Base advisory fee	$34,802	$36,239	$34,745
Reimbursable expenses (1)	9,851	6,934	6,436
Equity-based compensation (2)	5,244	9,140	8,869	(3)
Incentive fee	—	—	—
Total advisory services fee	$49,897	$52,313	$50,050
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
Upon entering into the agreement with Lismore, the Company made a payment of $5.1 million. No amounts under this payment can be clawed back. As of December 31, 2022, the Company has paid $5.1 million related to periodic installments of which approximately $5.0 million has been expensed in accordance with the agreement. Additionally, the independent members of the board of directors of Ashford Inc. accelerated approximately $506,000 in claw back credit due to Ashford Trust which, absent a waiver, would have occurred occur after the expiration of the Lismore Agreement. Such claw back credit was due to Ashford Trust in connection with certain properties Ashford Trust no longer owns. This amount was offset against base advisory fees. The remaining approximately $149,000 that could be offset against fees under the agreement was offset against the April 2022 base advisory fee payment. Further, the Company has incurred approximately $8.8 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. For the years ended December 31, 2022, 2021 and 2020, the Company recognized expense of $768,000, $5.6 million, $12.1 million, respectively, which is included in “write-off of premiums, loan costs and exit fees.”
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications on our behalf. During the years ended December 31, 2022, 2021 and 2020, we made payments of $863,000, $784,000 and $385,000, respectively to Lismore.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”) with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate preferred equity offerings raised, or June 10, 2023, there will be a true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
On February 1, 2023, Ashford Trust entered into a Third Amended and Restated Contribution Agreement with Ashford Inc. and Braemar. The Third Amended and Restated Contribution Agreement states that after the Amended and Restated True-Up Date occurs, capital contributions for the remainder of fiscal year 2023 will be divided between each Party based on the Initial True-Up Ratio. Thereafter on a yearly basis at year-end, starting with the year-end of 2023, there will be a true-up between the Parties whereby there will be adjustments so that the capital contributions made by each Party will be based on the cumulative amount of capital raised by each Party through Ashford Securities as a percentage of the total amount raised by the Parties collectively through Ashford Securities since June 10, 2019 (the resulting ratio of capital contributions among the Company, Ashford Inc. and Braemar following this true-up, the “Cumulative Ratio”). Thereafter, the capital contributions will be divided among each Party in accordance with the Cumulative Ratio, as recalculated at the end of each year.
As of December 31, 2022, Ashford Trust has funded approximately $6.2 million. As of December 31, 2022, $126,000 of the pre-funded amount was included in “other assets” and $5.9 million was included in “due from Ashford Inc., net” on our consolidated balance sheet. As of December 31, 2021, $632,000 of the pre-funded amount was included in “other assets” on our consolidated balance sheet. During the year ended December 31, 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate equity offerings raised by Ashford Securities, this resulted in a credit to expense of approximately $3.9 million.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Corporate, general and administrative	$(2,617)	$19	$1,998
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
Although the ERFP Agreement terminated in accordance with its terms on June 26, 2021, Ashford LLC remained committed to provide Ashford TRS with approximately $11.4 million related to the Company’s acquisition of the Embassy Suites Manhattan hotel (the “ES Manhattan ERFP Balance”), which such hotel constituted an Enhanced Return Hotel Asset (as defined in the ERFP Agreement). On December 16, 2022, the Company entered into a Side Letter with our operating partnership, Ashford TRS and our Advisor, pursuant to which the parties agreed that on or before December 16, 2022, our Advisor would transfer to the Company all right, title and interest held by our Advisor and its subsidiaries in the Hilton Marietta and, in exchange therefor, the Company will forgive, cancel and discharge in full the outstanding ES Manhattan ERFP Balance. On December 16, 2022, our operating partnership entered into an Agreement of Purchase and Sale with Ashford LLC, pursuant to which, effective as of December 16, 2022, our operating partnership acquired one hundred percent (100%) of the equity interests in (i) Marietta Leasehold LP (the “Lessee”), the lessee of the Marietta Hotel, and (ii) Marietta Leasehold GP LLC, the sole general partner of the Lessee and, in exchange therefor, the Company forgave, cancelled and discharged in full the outstanding ES Manhattan ERFP Balance.
Design and Construction Services
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s design and construction business, we entered into a design and construction services agreement with Ashford Inc.’s subsidiary, Premier, pursuant to which Premier provides design and construction services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the design and construction services agreement, we pay Premier: (a) design and construction fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision. On March 20, 2020, we amended the design and construction services agreement to provide that Premier’s fees shall be paid by the Company to Premier upon the completion of any work provided by third-party vendors to the Company.
Hotel Management Services
At December 31, 2022, Remington Hotels managed 68 of our 100 hotel properties and the WorldQuest condominium properties.
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

		Year Ended December 31, 2022
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Hotel Revenue	Management Fees	Other Hotel Expenses
Ashford LLC	Insurance claims services	$17	$—	$—	$—	$—
Ashford Securities	Capital raise services	(2,566)	—	—	—	—
Ashford Securities	Dealer manager fees	44	—	—	—	—
INSPIRE	Audio visual commissions	7,973	—	7,973	—	—
Lismore Capital	Debt placement and related services	1,631	—	—	—	—
OpenKey	Mobile key app	121	—	—	—	121
Premier	Design and construction services	18,776	17,482	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,294	—	—	—	1,294
Remington Hotels	Hotel management services (3)	49,762	—	—	23,856	25,906

		Year Ended December 31, 2022
Company	Product or Service	Total	Preferred Stock	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$17		$17	$—	$—	$—
Ashford Securities	Capital raise services	(2,566)	51	—	—	(2,617)	—
Ashford Securities	Dealer manager fees	44	44	—	—	—	—
INSPIRE	Audio visual commissions	7,973	—	—	—	—	—
Lismore Capital	Debt placement and related services	1,631	—	—	—	—	1,631
OpenKey	Mobile key app	121	—	—	—	—	—
Premier	Design and construction services	18,776	—	—	1,294	—	—
Pure Wellness	Hypoallergenic premium rooms	1,294	—	—	—	—	—
Remington Hotels	Hotel management services (3)	49,762	—	—	—	—	—

		Year Ended December 31, 2021
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Management Fees
Ashford LLC	Insurance claims services	$74	$—	$—	$—	$—	$—
Ashford Securities	Capital raise services	19	—	—	—	—	—
INSPIRE	Audio visual commissions	2,993	—	—	—	2,993	—
Lismore Capital	Debt placement and related services	7,220	—	784	792	—	—
Lismore Capital	Broker services	955	—	955	—	—	—
OpenKey	Mobile key app	121	—	—	—	—	—
Premier	Design and construction services	5,940	5,192	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,366	—	—	—	—	—
Remington Hotels	Hotel management services (3)	35,526	—	—	—	—	17,754

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2021
Company	Product or Service	Total	Other Hotel Expenses	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$74	$—	$74	$—	$—	$—
Ashford Securities	Capital raise services	19	—	—	—	19	—
INSPIRE	Audio visual commissions	2,993	—	—	—	—	—
Lismore Capital	Debt placement and related services	7,220	—	—	—	—	5,644
Lismore Capital	Broker services	955	—	—	—	—	—
OpenKey	Mobile key app	121	121	—	—	—	—
Premier	Design and construction services	5,940	—	—	748	—	—
Pure Wellness	Hypoallergenic premium rooms	1,366	1,366	—	—	—	—
Remington Hotels	Hotel management services (3)	35,526	17,772	—	—	—	—

		Year Ended December 31, 2020
Company	Product or Service	Total		Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Management Fees
AIM	Cash management services	$995		$—	$—	$—	$—	$—
Ashford LLC	Insurance claims services	118		—	—	—	—	—
INSPIRE	Audio visual commissions	2,187		—	—	—	2,187	—
Lismore Capital	Debt placement and related services	16,570	(4)	—	128	4,388	—	—
Lismore Capital	Broker services	170		—	—	70	—	—
OpenKey	Mobile key app	118		—	—	—	—	—
Premier	Design and construction services	6,801		5,727	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	967		38	—	—	—	—
Remington Hotels	Hotel management services (3)	27,443		—	—	—	—	15,835

		Year Ended December 31, 2020
Company	Product or Service	Total	Other Hotel Expenses	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
AIM	Cash management services	$995	$—	$—	$—	$995	$—
Ashford LLC	Insurance claims services	118	—	—	—	—	—
INSPIRE	Audio visual commissions	2,187	—	118	—	—	—
Lismore Capital	Debt placement and related services	16,570	—	—	—	—	12,054
Lismore Capital	Broker services	170	—	—	—	—	100
OpenKey	Mobile key app	118	118	—	—	—	—
Premier	Design and construction services	6,801	—	—	1,074	—	—
Pure Wellness	Hypoallergenic premium rooms	967	929	—	—	—	—
Remington Hotels	Hotel management services (3)	27,443	11,608	—	—	—	—
________
(1)Recorded in FF&E and depreciated over the estimated useful life.
(2)Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
(3)Other hotel expenses include incentive hotel management fees and other hotel management costs.
(4)Amount excludes a $506 claw back credit due to Ashford Trust. See Lismore Advisory Fee section above.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes amounts (due to) due from Ashford Inc. (in thousands):

		(Due to)/Due from Ashford Inc.
Company	Product or Service	December 31, 2022	December 31, 2021
Ashford LLC	Advisory services	$(1,831)	$2,121
Ashford LLC	Insurance claims services	(3)	(19)
Ashford Securities	Capital raise services	5,951	—
INSPIRE	Audio visual	(1,650)	(850)
OpenKey	Mobile key app	(12)	(14)
Premier	Design and construction services	(1,966)	(1,185)
Pure Wellness	Hypoallergenic premium rooms	(3)	(15)
Lismore Capital	Debt placement and related services	—	(13)
		$486	$25
As of December 31, 2022 and 2021, due from related parties, net included a net receivable from Remington Hotels in the amount of $5.4 million and $6.3 million, respectively, primarily related to advances made by Ashford Trust and accrued base and incentive management fees.
As of December 31, 2022 and December 31, 2021, due from related parties, net included a $1.2 million security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused the deposit will be returned upon lease expiration or earlier termination.
18. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2022, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 6% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at December 31, 2022, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2023 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Other hotel expenses	$59,195	$39,633	$26,658
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2022, we pay monthly hotel management fees equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2023 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases—We lease land and facilities under non-cancelable operating and finance leases, which expire between 2054 and 2084, including two ground leases related to two hotels and one lease that encompasses the Hilton Marietta. These leases are subject to base rent plus contingent rent based on each hotel property’s financial results and escalation clauses. Additionally, other leases have certain contingent rentals included. See note 19.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Capital Commitments—At December 31, 2022, we had capital commitments of $49.6 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Lodging, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Lodging withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board filed a complaint against Remington Lodging seeking, among other things, a ruling that Remington Lodging’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Lodging on November 1, 2011, providing that Remington Lodging will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of December 31, 2022, Remington Lodging continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Lodging does not comply with the settlement agreement, we have agreed to indemnify Remington Lodging for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Lodging since the settlement agreement. To illustrate, if Remington Lodging - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Lodging’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Lodging’s election), which shall continue for the remainder of 20 years, which is capped, unless Remington Lodging elects to pay the unfunded pension liability amount earlier.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. This litigation was resolved in 2017 with the determination and reimbursement of attorney’s fees being the only remaining dispute. On July 26, 2018, we paid $544,000 as part of a settlement on certain legal fees. The negotiations relating to the potential payment of the remaining attorneys’ fees are still ongoing, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. As of December 31, 2022, we have accrued approximately $504,000 in legal fees, which represents the Company’s estimate of the amount of potential remaining legal fees that could be owed.
On December 4, 2015, Pedro Membrives filed a class action lawsuit against HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Mark A. Sharkey, Archie Bennett, Jr., Monty J. Bennett, Christopher Peckham, and any other related entities in the Supreme Court of New York, Nassau County, Commercial Division. On August 30, 2016, the complaint was amended to add Michele Spero as a Plaintiff and Remington Long Island Employers, LLC as a defendant. The lawsuit is captioned Pedro Membrives and Michele Spero, individually and on behalf of others similarly situated v. HHC TRS FP Portfolio LLC, Remington Lodging & Hospitality, LLC, Remington Holdings LLC, Remington Long Island Employers, LLC, et al., Index No. 607828/2015 (Sup. Ct. Nassau Cty.). The plaintiffs allege that the owner and management company of the Hyatt Regency Long Island hotel violated New York law by improperly retaining service charges rather than distributing them to employees. In 2017, the class was certified. On July 24, 2018, the trial court granted the plaintiffs’ motion for summary judgment on liability. The defendants appealed the summary judgment to the New York State Appellate Division, Second Department (the “Second Department”). The Second Department heard oral arguments in this matter on April 20, 2021, and on July 14, 2021, affirmed in part, and modified in part, the trial court’s summary judgment in favor of the plaintiffs. Due to the Second Department’s holding, all information produced during discovery, and the continuing cost and risk, to both sides, a settlement was reached, signed by the parties and approved by the Court in June 2022. The settlement required the Company to establish a settlement fund that will be used to pay plaintiffs that opted in by November 10, 2022 and are entitled to receive payment, and to fund administrative expenses. The Company previously recorded an accrual of approximately $4.2 million and paid a $100,000 deposit. On December 1, 2022, the Court issued a final award of approximately $7.0 million. The settlement amount was prepared by the plaintiff’s expert which was confirmed by the Estate Administrator, all in accordance with the settlement agreement and based on a generally accepted methodology. The Company agreed to the settlement amount of approximately $7.0 million, subject to its right to recover $263,000 that is being held in reserve. On December 7, 2022, the Company remitted payment of $6.9 million, net of the $100,000 deposit and recorded additional expense of approximately $2.8 million, which is in addition to the $4.2 million expense previously recorded.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2022, no amounts have been accrued.
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
19. Leases
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
In December 2022, the Company acquired the lease of a single hotel property in Marietta, Georgia. The lease is considered a finance lease and resulted in an increase to “investments in hotel properties, net” and “finance lease liabilities” of approximately $19.0 million, inclusive of transaction costs, and $18.8 million, respectively. See note 4.
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
As of December 31, 2022 and 2021, our leased assets and liabilities consisted of the following (in thousands):

	Lease Classification	December 31, 2022	December 31, 2021

Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$43,921	$44,575
Finance lease assets	Investments in hotel properties, net	18,972	—
Total leased assets		$62,893	$44,575

Liabilities
Operating lease liabilities	Operating lease liabilities	$44,661	$45,106
Finance lease liabilities	Finance lease liabilities	18,847	—
Total leased liabilities		$63,508	$45,106

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We incurred the following lease costs related to our leases (in thousands):

		Year Ended December 31,
Lease cost	Classification	2022	2021	2020
Operating lease cost
Rent expense	Hotel operating expenses - other (1)	$4,714	$4,665	$4,453
Finance lease cost
Amortization of lease assets	Depreciation and amortization	$26	$—	$—
_______________________________________
(1)    For the years ended December 31, 2022, 2021, and 2020, operating lease cost includes approximately $1.2 million, $1.1 million and $495,000, respectively, of variable lease cost associated with the ground leases and $181,000, $211,000 and $227,000, respectively of net amortization costs related to the intangible assets and liabilities that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31,
Supplemental Cash Flows Information	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$2,713	$2,824	$3,028
Weighted Average Remaining Lease Term
Operating leases (1)	67 years	68 years	69 years
Finance lease (2)	32 years	—	—
Weighted Average Discount Rate
Operating leases (1)	5.14%	5.14%	5.14%
Finance lease	10.68%	—%	—%
_______________________________________
(1)     Calculated using the lease term, excluding extension options, and our calculated discount rates of the ground leases and owner managed leases.
(2)     The weighted-average remaining lease term includes the lease term of our finance lease with the City of Marietta which terminates December 31, 2054.
Future minimum lease payments due under non-cancellable leases as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Lease
2023	$3,017	$2,411
2024	2,976	2,411
2025	2,972	2,411
2026	2,957	2,284
2027	2,924	1,904
Thereafter	178,169	53,821
Total future minimum lease payments (1)	193,015	65,242
Less: interest	148,354	46,395
Present value of lease liabilities	$44,661	$18,847
________
(1)     Based on payment amounts as of December 31, 2022.
Enhanced Return Funding Program
We lease certain assets from Ashford Inc. under the Enhanced Return Funding Program. See note 17.
20. Income Taxes
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
At December 31, 2022, all of our 100 hotel properties and WorldQuest were leased or owned by Ashford TRS (our taxable REIT subsidiaries). Ashford TRS recognized net book income (loss) of $44.2 million, $31.1 million and $(142.0) million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table reconciles the income tax (expense) benefit at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax (expense) benefit at federal statutory income tax rate of 21%	$(9,291)	$(6,513)	$29,811
State income tax (expense) benefit, net of U.S. federal income tax benefit	(1,219)	(413)	4,014
Permanent differences	(2,342)	(238)	415
Provision to return adjustment	1,971	60	(228)
Gross receipts and margin taxes	(506)	(199)	(347)
Interest and penalties	(199)	(18)	(13)
Valuation allowance	5,250	1,373	(32,317)
Total income tax (expense) benefit	$(6,336)	$(5,948)	$1,335
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(4,616)	$(4,950)	$826
State	(1,773)	(885)	(549)
Total current income tax (expense) benefit	(6,389)	(5,835)	277
Deferred:
Federal	53	(113)	927
State	—	—	131
Total deferred income tax (expense) benefit	53	(113)	1,058
Total income tax (expense) benefit	$(6,336)	$(5,948)	$1,335
For the years ended December 31, 2022, 2021 and 2020 income tax expense includes interest and penalties paid to taxing authorities of $199,000, $18,000 and $11,000, respectively. Additionally, in 2020 we received interest income of $19,000 included in income tax expense. At December 31, 2022 and 2021, we determined that there were no material amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2022 and 2021, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2022	2021
Allowance for doubtful accounts	$104	$93
Unearned income	950	1,119
Federal and state net operating losses	22,367	28,553
Capital loss carryforward	7,440	7,442
Accrued expenses	1,781	1,466
Prepaid expenses	(22)	(44)
Tax property basis less than book basis	(2,483)	(2,302)
Tax derivatives basis greater than book basis	315	322
Other	321	1,676
Deferred tax asset (liability)	30,773	38,325
Valuation allowance	(31,205)	(38,810)
Net deferred tax asset (liability)	$(432)	$(485)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2022, we had TRS NOLs for U.S. federal income tax purposes of $90.3 million, however our utilization of such NOLs to offset TRS taxable income is limited to approximately $7.3 million per year through 2025, and $1.2 million per year thereafter under Section 382 of the Internal Revenue Code. NOLs become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code. Also in total $9.9 million of our TRS NOLs are subject to expiration and will begin to expire in 2023. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. At December 31, 2022, Ashford Hospitality Trust, Inc., our REIT, had NOLs for U.S. federal income tax purposes of $1.1 billion based on the latest filed tax returns. Utilization of the REIT NOLs subject to Section 382 are limited to approximately $37.2 million per year through 2025, and $9.4 million per year thereafter. $426.1 million of our net operating loss carryforward will begin to expire in 2023 and is available to offset future taxable income, if any, through 2036. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act.
At December 31, 2022 and 2021, we maintained a valuation allowance of $31.2 million and $38.8 million, respectively. At December 31, 2022 and 2021, we have reserved certain deferred tax assets of our TRS entities as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses and the limitations imposed by the Code on the utilization of net operating losses of acquired subsidiaries outweigh the positive evidence. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable to our current transfer pricing arrangements. The transfer pricing arrangements are renewed upon expiration. All existing leases were extended and terms amended in 2020 to reflect the economic impact of COVID-19. Outside consultants prepared the transfer pricing studies supporting the rents from the leases. Outside consultants will continue to provide transfer pricing studies on any newly acquired properties. The intercompany rents are determined in accordance with the arms’ length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$38,810	$40,029	$7,712
Additions	—	—	32,317
Deductions	(7,605)	(1,219)	—
Balance at end of year	$31,205	$38,810	$40,029
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
21. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2022	2021
Deferred franchise fees	$3,171	$3,256
Deferred loan costs	5,479	5,278
Total costs	8,650	8,534
Accumulated amortization	(5,985)	(3,533)
Deferred costs, net	$2,665	$5,001

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. Intangible Assets, net and Intangible Liabilities, net
Intangible assets, net and intangible liabilities, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liabilities, net
	December 31,		December 31,
	2022	2021	2022	2021
Cost	$797	$797	$2,723	$2,723
Accumulated amortization	—	—	(626)	(546)
	$797	$797	$2,097	$2,177
The intangible assets represent the acquisition of the permanent exclusive docking easement for riverfront land located in front of the Hyatt Savannah hotel in Savannah, Georgia. This intangible asset is not subject to amortization and has a carrying value of $797,000 as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, intangible liabilities, net represents below market rate leases where the Company is the lessor. For the years ended December 31, 2022, 2021 and 2020 we recorded $80,000, $80,000, and $80,000, respectively, of other revenue related to leases where we are the lessor.
Estimated future amortization for intangible liabilities for each of the next five years and thereafter is as follows (in thousands):

2023	$80
2024	36
2025	32
2026	32
2027	32
Thereafter	1,885
Total	$2,097
23. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the United States that have RevPAR generally less than twice the national average. During 2022, approximately 11% of our total hotel revenue was generated from nine hotel properties located in the Washington D.C. area. All hotel properties securing our mortgage loans are located domestically at December 31, 2022. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions that are in excess of the FDIC insurance limits of $250,000 and amounts due or payable under our derivative contracts. At December 31, 2022, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.
24. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of December 31, 2022 and December 31, 2021, all of our hotel properties were domestically located.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2022, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas

Opinion on Internal Control over Financial Reporting

We have audited Ashford Hospitality Trust, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule and our report dated March 10, 2023 expressed an unqualified opinion thereon.

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
March 10, 2023

Item 9B.Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 64 through 122 hereof, for our consolidated financial statements and report of independent registered public accounting firm.
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
3.5
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016 by Amendment No. 4 on March 17, 2022 and by Amendment No. 5 on February 23, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on February 23, 2023) (File No. 01-31775)

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
4.4
Articles Supplementary for Series F Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on July 11, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed July 12, 2016) (File No. 001-31775)

4.5
Articles Supplementary for Series G Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on October 17, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on October 18, 2016) (File No. 001-31775)

4.6
Articles Supplementary for Series H Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on August 18, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on August 22, 2017) (File No. 001-31775)

4.7
Articles Supplementary for Series I Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on November 14, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 14, 2017) (File No. 001-31775)

4.8
Articles Supplementary establishing the Series J Preferred Stock, accepted for record and certified by the SDAT on September 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 001-31775)

4.9
Articles Supplementary establishing the Series K Preferred Stock, accepted for record and certified by the SDAT on September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 001-31775)

4.10*	Description of Securities
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

Exhibit	Description
10.1.4
Amendment No. 3 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated August 25, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 25, 2017) (File No. 001-31775)

10.1.5
Amendment No. 4 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated November 17, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on November 17, 2017) (File No. 001-31775)

10.1.6
Amendment No. 5 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 14, 2017) (File No. 001-31775)

10.1.7
Amendment No. 6 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of February 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 29, 2022) (File No. 001-31775).

10.1.8
Amendment No. 7 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 15, 2020) (File No. 001-31775)

10.1.9
Amendment No. 8 to the Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated December 9, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on December 15, 2020) (File No. 001-31775)

10.1.10
Amendment No. 9 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2021)

10.1.11
Amendment No. 10 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of April 28, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 29, 2022)

10.1.12
Amendment No. 11 to the Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of September 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2022)

10.2.1†
2011 Stock Incentive Plan of Ashford Hospitality Trust, Inc. dated May 17, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 20, 2011, for the event dated May 17, 2011) (File No. 001-31775)

10.2.1.1†	Amendment No. 1 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated May 13, 2014 (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on May 19, 2014) (File No. 001-31775)
10.2.1.2†
Amendment No. 2. to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated August 2, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed August 8, 2016) (File No.001-31775)

10.2.1.3†
Amendment No. 3 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated May 16, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed May 22, 2017) (File No.001-31775)

10.2.1.4†
Amendment No. 4 to 2011 Incentive Stock Plan of Ashford Hospitality Trust, Inc., dated July 15, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on July 15, 2020) (File No. 001-31775)

10.2.2.1†
2021 Stock Incentive Plan of Ashford Hospitality Trust, Inc., as amended and restated through May 10, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8, filed on May 11, 2022) (File No. 001-31775)

10.2.2.2†*	Form of 2023 Deferred Cash Award Agreement
10.2.2.3†*	Form of 2023 Performance Stock Unit Award Agreement
10.2.2.4†*	Form of 2023 Performance LTIP Unit Award Agreement
10.2.5†
Second Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III, dated as of January 4, 2021 (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on January 5, 2021) (File No. 001-31775)

10.3
Non-Compete/Services Agreement, dated as of March 21, 2008, between Ashford Hospitality Trust, Inc. and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.4 of Form 10-K, filed on March 3, 2014) (File No. 001-31775)

10.4
Chairman Emeritus Agreement, dated January 7, 2013, between Ashford Hospitality Trust, Inc. Ashford Hospitality Limited Partnership, and Archie Bennett, Jr. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 9, 2013) (File No. 001-31775)

10.5.1	Hotel Management Agreement between Remington Management, L.P. and Ashford TRS companies (incorporated by reference to Exhibit 10.6.1 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)
10.5.2
Hotel Master Management Agreement between Remington Lodging & Hospitality, LLC and PHH TRS Corporation (incorporated by reference to Exhibit 10.6.2 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)

10.6
Form of Lease Agreement between Ashford Hospitality Limited Partnership and Ashford TRS Corporation (incorporated by reference to Exhibit 10.11 of Form S-11/A, filed on July 31, 2003) (File No. 001-31775)

10.7
Indemnity Agreement dated March 10, 2011, between the Registrant and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q, filed on May 10, 2011) (File No. 001-31775)

Exhibit	Description
10.8
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

10.10
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

10.11
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

10.13
Assignment, Assumption and Admission Agreement, dated as of September 10, 2014, by and between Ashford Hospitality Advisors LLC and Rob Hays, regarding the sale of Class B company interests of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on September 10, 2014, for the event dated September 10, 2014) (File No. 001-31775)

10.14
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

10.16	Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 15, 2014) (File No. 001-31775)
10.17
Third Amended and Restated Limited Partnership Agreement of AIM Performance Holdco, LP (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014) (File No. 001-31775)

10.18
Second Amended and Restated Limited Liability Company Operating Agreement of AIM Management Holdco, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on November 6, 2014, for the event dated November 5, 2014) (File No. 001-31775)

10.19
Tax Matters Agreement, dated October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 6, 2014, for the event dated October 31, 2014) (File No. 001-31775)

10.20.1
Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on June 12, 2015) (File No. 001-31775)

10.20.2
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated June 26, 2018, among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC, dated June, 26, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 26, 2018 (File No. 001-31775)

10.20.3
Extension Agreement to Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated March 13, 2020, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020)

10.20.4
Side Letter, dated as of December 16, 2022, by and among, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 21, 2022) (File No. 001-31775)

10.20.5
Second Amended and Restated Advisory Agreement, dated as of January 14, 2021, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 15, 2021)

10.20.6
Limited Waiver Under Advisory Agreement, dated as of March 15, 2022, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 16, 2022)

Exhibit	Description
10.21
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014) (File No. 001-31775)

10.22
Licensing Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014) (File No. 001-31775)

10.23
Letter Agreement dated December 14, 2014, between PRISA III Investments, LLC, a Delaware limited liability company and Ashford Hospitality Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on December 19, 2014) (File No. 001-31775)

10.24
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Trust, Inc., and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2015) (File No. 001-31775)

10.25
Restricted Stock Award Agreement, dated February 20, 2017, by and between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2017) (File No. 001-31775).

10.26
Amended and Restated Employment Agreement, dated as of February 20, 2017, by and among Ashford Inc., Ashford Hospitality Advisors LLC and Douglas A. Kessler (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 21, 2017) (File No. 001-31775)

10.27
Indemnification Agreement, dated as of February 20, 2017, by and between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 21, 2017) (File No. 001-31775).

10.28
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

10.29
Senior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Senior A LLC, as borrower (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.30
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

10.31
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
10.40
Junior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Junior E LLC, as borrower (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.41
Loan Agreement, dated as of June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Bank, N.A., as lenders, and Ashford Downtown Atlanta LP, Ashford Flagstaff LP, Ashford Walnut Creek LP, Ashford Bridgewater Hotel Partnership, LP and Ashford Durham I LLC, as borrowers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.42
Senior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Senior F LLC, as borrower (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.43
Junior Mezzanine Loan Agreement, dated June 13, 2018, between Bank of America, N.A., Barclays Bank PLC and Morgan Stanley Mortgage Capital Holdings LLC, as lenders, and Ashford Junior F LLC, as borrower (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed on June 19, 2018) (File No. 001-31775)

10.44
Consolidated, Amended and Restated Hotel Master Management Agreement, dated August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.45
Master Project Management Agreement, dated August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.46
Amended and Restated Mutual Exclusivity Agreement, dated August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Remington Lodging & Hospitality, LLC, as consented to by Monty J. Bennett (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.47
Mutual Exclusivity Agreement, dated August 8, 2018, dated August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.48
Investor Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., OPPS AHT Holdings, LLC and ROF8 AHT PT, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775)

10.49
Subordination and Non-Disturbance Agreement, dated as of January 15, 2021, by and among Oaktree Fund Administration, LLC as the Administrative Agent and collateral agent on behalf of the Lenders, Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Remington Lodging & Hospitality, LLC, Premier Project Management, LLC and Lismore Capital II LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775)

10.50
Credit Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 15, 2021) (File No. 001-31775)

10.51
Amendment No. 1 to the Credit Agreement, dated as of October 12, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, The Lenders Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on October 13, 2021) (File No. 001-31775)

10.52
Limited Waiver to Credit Agreement, dated as of November 19, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on November 23, 2021) (File No. 001-31775)

10.53
Common Stock Purchase Agreement, dated as of September 9, 2021, by and between the Company and M3A LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 9, 2021) (File No. 001-31775)

10.54
Registration Rights Agreement, dated as of September 9, 2021, by and between the Company and M3A LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on September 9, 2021) (File No. 001-31775)

10.55
Agreement of Purchase and Sale, dated as of December 16, 2022, by and between Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on December 21, 2022) (File No. 001-31775)

10.56
Form of Equity Distribution Agreement, dated April 11, 2022, by and between the Company and Virtu Americas LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 11, 2022) (File No. 00131775)

21.1*	Registrant’s Subsidiaries Listing as of December 31, 2022
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, Registrant’s Special-Purpose Entities Listing as of December 31, 2022

Exhibit	Description
23.1*	Consent of BDO USA, LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

99.1
Second Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III, dated as of January 4, 2021 (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on January 5, 2021)(File No. 001-31775)

99.2
Release and Waiver, by and between Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022)

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2023.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 10, 2023
Monty J. Bennett

/s/ J. ROBISON HAYS, III	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2023
J. Robison Hays, III

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 10, 2023
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2023
Mark L. Nunneley

/s/ BENJAMIN J. ANSELL, M.D.	Director	March 10, 2023
Benjamin J. Ansell, M.D.

/s/ FREDERICK J. KLEISNER	Director	March 10, 2023
Frederick J. Kleisner

/s/ AMISH GUPTA	Director	March 10, 2023
Amish Gupta

/s/ KAMAL JAFARNIA	Director	March 10, 2023
Kamal Jafarnia

/s/ SHERI L. PANTERMUEHL	Director	March 10, 2023
Sheri L. Pantermuehl

/s/ ALAN L. TALLIS	Director	March 10, 2023
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period (6)
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$23,141	$1,204	$9,388	$193	$4,987	$1,397	$14,375	$15,772	$8,622	08/1998		(1), (2), (3)
Embassy Suites	Dallas, TX	15,317	1,878	8,907	238	5,824	2,116	14,731	16,847	8,640	12/1998		(1), (2), (3)
Embassy Suites	Herndon, VA	25,120	1,303	9,836	277	5,747	1,580	15,583	17,163	9,636	12/1998		(1), (2), (3)
Embassy Suites	Las Vegas, NV	29,993	3,307	16,952	397	6,606	3,704	23,558	27,262	15,106	05/1999		(1), (2), (3)
Embassy Suites	Flagstaff, AZ	18,400	1,267	4,278	—	2,750	1,267	7,028	8,295	3,001		10/2003	(1), (2), (3)
Embassy Suites	Houston, TX	17,640	1,799	10,404	—	3,856	1,799	14,260	16,059	7,238		03/2005	(1), (2), (3)
Embassy Suites	West Palm Beach, FL	19,613	3,277	13,949	—	4,111	3,277	18,060	21,337	8,283		03/2005	(1), (2), (3)
Embassy Suites	Philadelphia, PA	28,698	5,791	34,819	—	11,171	5,791	45,990	51,781	23,157		12/2006	(1), (2), (3)
Embassy Suites	Walnut Creek, CA	49,920	7,452	25,334	—	13,865	7,452	39,199	46,651	19,673		12/2006	(1), (2), (3)
Embassy Suites	Arlington, VA	46,355	36,065	41,588	—	16,267	36,065	57,855	93,920	27,872		04/2007	(1), (2), (3)
Embassy Suites	Portland, OR	88,435	11,110	60,048	—	5,564	11,110	65,612	76,722	26,738		04/2007	(1), (2), (3)
Embassy Suites	Santa Clara, CA	67,440	8,948	46,239	—	10,428	8,948	56,667	65,615	25,436		04/2007	(1), (2), (3)
Embassy Suites	Orlando, FL	22,526	5,674	21,593	—	6,549	5,674	28,142	33,816	12,782		04/2007	(1), (2), (3)
Hilton Garden Inn	Jacksonville, FL	11,644	1,751	9,164	—	2,518	1,751	11,682	13,433	6,101		11/2003	(1), (2), (3)
Hilton Garden Inn	Austin, TX	66,257	7,605	48,725	—	1,379	7,605	50,104	57,709	11,944		03/2015	(1), (2), (3)
Hilton Garden Inn	Baltimore, MD	16,218	4,027	20,199	—	5,902	4,027	26,101	30,128	8,819		03/2015	(1), (2), (3)
Hilton Garden Inn	Virginia Beach, VA	32,140	4,101	26,329	—	513	4,101	26,842	30,943	5,622		03/2015	(1), (2), (3)
Hilton	Ft. Worth, TX	62,000	4,538	13,922	—	19,109	4,539	33,031	37,570	17,504		03/2005	(1), (2), (3)
Hilton	Houston, TX	19,759	2,200	13,247	—	6,063	2,200	19,309	21,509	9,706		03/2005	(1), (2), (3)
Hilton	St. Petersburg, FL	48,264	2,991	13,907	(1,130)	14,321	1,861	28,228	30,089	12,850		03/2005	(1), (2), (3)
Hilton	Santa Fe, NM	26,400	7,004	10,689	—	4,135	7,004	14,824	21,828	7,470		12/2006	(1), (2), (3)
Hilton	Bloomington, MN	46,800	5,685	59,139	—	6,881	5,685	66,020	71,705	28,607		04/2007	(1), (2), (3)
Hilton	Costa Mesa, CA	65,672	12,917	91,791	—	9,602	12,917	101,393	114,310	42,990		04/2007	(1), (2), (3)
Hilton	Boston, MA	98,000	62,555	134,407	—	6,935	62,555	141,342	203,897	33,568		03/2015	(1), (2), (3)
Hilton	Parsippany, NJ	38,073	7,293	58,098	—	3,593	7,293	61,691	68,984	17,421		03/2015	(1), (2), (3)
Hilton	Tampa, FL	27,442	5,206	21,186	—	6,186	5,206	27,372	32,578	10,890		03/2015	(1), (2), (3)
Hilton	Alexandria, VA	73,450	14,459	96,602	—	1,710	14,459	98,312	112,771	12,629		06/2018	(1), (2), (3)
Hilton	Santa Cruz, CA	23,326	9,399	38,129	—	1,389	9,399	39,518	48,917	5,038		02/2019	(1), (2), (3)
Hampton Inn	Lawrenceville, GA	5,140	697	3,808	—	1,755	697	5,563	6,260	2,930		11/2003	(1), (2), (3)
Hampton Inn	Evansville, IN	11,012	1,301	5,034	—	4,448	1,301	9,482	10,783	3,268		09/2004	(1), (2), (3)
Hampton Inn	Parsippany, NJ	18,641	3,268	24,306	—	(135)	3,268	24,171	27,439	5,374		03/2015	(1), (2), (3)
Hampton Inn	Buford, GA	8,186	1,168	5,338	—	4,275	1,168	9,613	10,781	5,343		07/2004	(1), (2), (3)
Marriott	Beverly Hills, CA	123,120	6,510	22,061	—	4,655	6,510	26,716	33,226	13,379		03/2005	(1), (2), (3)
Marriott	Durham, NC	26,800	1,794	25,056	—	12,015	1,794	37,071	38,865	18,238		02/2006	(1), (2), (3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period (6)
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Marriott	Arlington, VA	85,552	20,637	101,376	—	31,481	20,637	132,857	153,494	66,355		07/2006	(1), (2), (3)
Marriott	Bridgewater, NJ	71,200	5,059	89,268	—	17,826	5,059	107,094	112,153	46,064		04/2007	(1), (2), (3)
Marriott	Dallas, TX	30,400	2,701	30,893	—	6,291	2,701	37,184	39,885	16,654		04/2007	(1), (2), (3)
Marriott	Fremont, CA	58,402	5,800	44,200	—	16,176	5,800	60,376	66,176	16,094		08/2014	(1), (2), (3)
Marriott	Memphis, TN	27,041	6,210	37,284	—	(2,645)	6,210	34,639	40,849	7,435		02/2015	(1), (2), (3)
Marriott	Irving, TX	66,653	8,330	82,272	—	30,693	8,330	112,965	121,295	38,696		03/2015	(1), (2), (3)
Marriott	Omaha, NE	15,847	6,641	49,887	—	8,670	6,641	58,557	65,198	16,873		03/2015	(1), (2), (3)
Marriott	Sugarland, TX	62,302	9,047	84,043	—	138	9,047	84,181	93,228	18,274		03/2015	(1), (2), (3)
SpringHill Suites by Marriott	Baltimore, MD	13,600	2,502	13,206	—	2,280	2,502	15,486	17,988	7,719		05/2004	(1), (2), (3)
SpringHill Suites by Marriott	Kennesaw, GA	6,261	1,106	5,021	—	1,649	1,106	6,670	7,776	3,426		07/2004	(1), (2), (3)
SpringHill Suites by Marriott	Buford, GA	9,022	1,132	6,089	—	4,492	1,132	10,581	11,713	3,440		07/2004	(1), (2), (3)
SpringHill Suites by Marriott	Manhattan Beach, CA	28,560	5,726	21,187	—	1,296	5,726	22,483	28,209	9,248		04/2007	(1), (2), (3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	20,800	3,210	24,578	—	1,592	3,210	26,170	29,380	10,713		04/2007	(1), (2), (3)
Fairfield Inn by Marriott	Kennesaw, GA	4,911	840	4,359	(21)	2,514	819	6,873	7,692	3,638		07/2004	(1), (2), (3)
Courtyard by Marriott	Bloomington, IN	14,112	900	10,741	—	1,479	900	12,220	13,120	5,919		09/2004	(1), (2), (3)
Courtyard by Marriott - Tremont	Boston, MA	102,451	24,494	85,246	—	4,028	24,494	89,274	113,768	22,973		03/2015	(1), (2), (3)
Courtyard by Marriott	Columbus, IN	8,160	673	4,804	—	1,260	673	6,064	6,737	2,867		09/2004	(1), (2), (3)
Courtyard by Marriott	Denver, CO	33,376	9,342	29,656	—	1,855	9,342	31,511	40,853	8,686		03/2015	(1), (2), (3)
Courtyard by Marriott	Gaithersburg, MD	28,580	5,128	30,522	—	1,885	5,128	32,407	37,535	8,216		03/2015	(1), (2), (3)
Courtyard by Marriott	Crystal City, VA	42,132	5,411	38,610	—	8,301	5,411	46,911	52,322	22,524		06/2005	(1), (2), (3)
Courtyard by Marriott	Overland Park, KS	8,206	1,868	14,030	—	2,156	1,868	16,186	18,054	7,774		06/2005	(1), (2), (3)
Courtyard by Marriott	Foothill Ranch, CA	21,528	2,447	16,005	—	1,730	2,447	17,735	20,182	8,253		06/2005	(1), (2), (3)
Courtyard by Marriott	Alpharetta, GA	19,477	2,244	12,345	—	2,016	2,244	14,361	16,605	6,462		06/2005	(1), (2), (3)
Courtyard by Marriott	Oakland, CA	28,240	5,112	19,429	—	1,841	5,112	21,270	26,382	8,965		04/2007	(1), (2), (3)
Courtyard by Marriott	Scottsdale, AZ	23,600	3,700	22,134	—	2,724	3,700	24,858	28,558	10,299		04/2007	(1), (2), (3)
Courtyard by Marriott	Plano, TX	18,160	2,115	22,360	—	2,123	2,115	24,483	26,598	9,784		04/2007	(1), (2), (3)
Courtyard by Marriott	Newark, CA	34,960	2,863	10,723	—	2,129	2,863	12,852	15,715	4,868		04/2007	(1), (2), (3)
Courtyard by Marriott	Manchester, CT	5,819	1,301	7,430	—	1,034	1,301	8,464	9,765	3,782		04/2007	(1), (2), (3)
Courtyard by Marriott	Basking Ridge, NJ	41,600	5,419	45,304	—	3,673	5,419	48,977	54,396	20,099		04/2007	(1), (2), (3)
Marriott Residence Inn	Evansville, IN	7,756	961	5,972	—	896	960	6,869	7,829	3,438		09/2004	(1), (2), (3)
Marriott Residence Inn	Orlando, FL	23,970	6,554	40,539	—	13,045	6,554	53,584	60,138	26,643		06/2005	(1), (2), (3)
Marriott Residence Inn	Falls Church, VA	25,901	2,752	34,979	—	4,736	2,752	39,715	42,467	17,993		06/2005	(1), (2), (3)
Marriott Residence Inn	San Diego, CA	29,001	3,156	29,514	—	2,036	3,156	31,550	34,706	14,473		06/2005	(1), (2), (3)
Marriott Residence Inn	Salt Lake City, UT	14,741	1,897	16,357	—	3,144	1,897	19,501	21,398	8,637		06/2005	(1), (2), (3)
Marriott Residence Inn	Las Vegas, NV	38,160	18,177	39,568	(6,184)	(15,959)	11,993	23,609	35,602	6,244		04/2007	(1), (2), (3), (4)
Marriott Residence Inn	Phoenix, AZ	23,680	4,100	23,187	—	7,428	4,100	30,615	34,715	10,601		04/2007	(1), (2), (3)
Marriott Residence Inn	Plano, TX	14,160	2,045	16,869	—	1,321	2,045	18,190	20,235	7,425		04/2007	(1), (2), (3)
Marriott Residence Inn	Newark, CA	37,760	3,272	11,706	—	2,224	3,272	13,930	17,202	5,670		04/2007	(1), (2), (3)
Marriott Residence Inn	Manchester, CT	6,345	1,462	8,306	—	1,023	1,462	9,329	10,791	4,235		04/2007	(1), (2), (3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period (6)
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Marriott Residence Inn	Jacksonville, FL	9,261	1,997	16,084	—	6,798	1,997	22,882	24,879	11,241		05/2007	(1), (2), (3)
Tribute Portfolio	Santa Fe, NM	25,000	8,094	42,058	—	2,590	8,094	44,648	52,742	6,083		10/2018	(1), (2), (3)
TownePlace Suites by Marriott	Manhattan Beach, CA	23,680	4,805	17,543	—	2,634	4,805	20,177	24,982	8,653		04/2007	(1), (2), (3)
Ritz-Carlton	Atlanta, GA	97,902	2,477	80,139	—	23,224	2,477	103,363	105,840	32,728		03/2015	(1), (2), (3)
One Ocean	Atlantic Beach, FL	57,600	5,815	14,817	—	19,860	5,815	34,677	40,492	24,901		04/2004	(1), (2), (3)
Renaissance	Nashville, TN	207,000	20,671	158,260	—	33,436	20,671	191,696	212,367	53,669		03/2015	(1), (2), (3)
Renaissance	Palm Springs, CA	51,522	—	74,112	—	5,906	—	80,018	80,018	20,733		03/2015	(1), (2), (3)
Sheraton Hotel	Langhorne, PA	12,880	2,037	12,424	—	3,231	2,037	15,655	17,692	7,920		07/2004	(1), (2), (3)
Sheraton Hotel	Minneapolis, MN	20,933	2,953	14,280	—	2,179	2,953	16,459	19,412	7,968		03/2005	(1), (2), (3)
Sheraton Hotel	Indianapolis, IN	58,712	3,100	22,041	—	10,816	3,100	32,857	35,957	16,942		03/2005	(1), (2), (3)
Sheraton Hotel	Anchorage, AK	26,331	4,023	39,363	—	14,096	4,023	53,459	57,482	26,974		12/2006	(1), (2), (3)
Sheraton Hotel	San Diego, CA	36,160	7,294	36,382	—	3,225	7,294	39,607	46,901	17,084		12/2006	(1), (2), (3)
Hyatt Regency	Coral Gables, FL	63,200	4,805	50,820	—	22,368	4,805	73,188	77,993	35,660		04/2007	(1), (2), (3)
Hyatt Regency	Hauppauge, NY	36,095	6,284	35,669	—	486	6,284	36,155	42,439	11,630		03/2015	(1), (2), (3)
Hyatt Regency	Savannah, GA	69,224	14,041	72,721	—	7,546	14,041	80,267	94,308	20,738		03/2015	(1), (2), (3)
Crown Plaza	Key West, FL	64,982	—	27,514	—	7,747	—	35,261	35,261	14,876		03/2005	(1), (2), (3)
Annapolis Historic Inn	Annapolis, MD	18,658	3,028	7,833	—	3,746	3,028	11,579	14,607	6,261		03/2005	(1), (2), (3)
Lakeway Resort & Spa	Austin, TX	19,527	4,541	28,940	—	2,587	4,541	31,527	36,068	10,473		02/2015	(1), (2), (3)
Silversmith	Chicago, IL	27,739	4,782	22,398	—	(1,743)	4,782	20,655	25,437	5,601		03/2015	(1), (2), (3)
The Churchill	Washington, DC	41,114	25,898	32,304	—	8,115	25,897	40,420	66,317	13,521		03/2015	(1), (2), (3)
The Melrose	Washington, DC	75,454	29,277	62,507	—	(846)	29,277	61,661	90,938	13,501		03/2015	(1), (2), (3)
Le Pavillon	New Orleans, LA	37,000	10,933	51,549	(2,601)	11,494	8,332	63,043	71,375	17,850		06/2015	(1), (2), (3)
The Ashton	Ft. Worth, TX	8,881	800	7,187	—	798	800	7,985	8,785	2,134		07/2014	(1), (2), (3)
Westin	Princeton, NJ	33,000	6,475	52,195	—	7,027	6,475	59,222	65,697	17,130		03/2015	(1), (2), (3)
W	Atlanta, GA	48,800	2,353	54,383	—	4,042	2,353	58,425	60,778	14,974		07/2015	(1), (2), (3)
Atlanta Hotel Indigo	Atlanta, GA	15,290	3,230	23,713	—	4,569	3,230	28,282	31,512	8,072		10/2015	(1), (2), (3)
WorldQuest	Orlando, FL	—	1,432	9,870	(121)	252	1,311	10,122	11,433	3,376		03/2011	(1), (2), (3)
Total(5)		$3,639,313	$633,023	$3,301,577	$(8,952)	$601,738	$624,070	$3,903,316	$4,527,386	$1,428,027

_________________________
(1)    Estimated useful life for buildings is 39 years.
(2)    Estimated useful life for building improvements is 7.5 years.
(3)    Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4)    Amounts include impairment charges.
(5)     Hilton Marietta is not included in this schedule as it is operated through a lease.
(6)     The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $2.9 billion as of December 31, 2022.

	Year Ended December 31,
	2022	2021	2020
Investment in Real Estate:
Beginning balance	$4,663,153	$4,798,605	$5,444,259
Additions	106,246	40,789	35,712
Impairment/write-offs	(195,736)	(151,753)	(254,475)
Sales/disposals	(46,277)	(24,488)	(426,891)
Ending balance	$4,527,386	$4,663,153	$4,798,605
Accumulated Depreciation:
Beginning balance	1,432,443	1,371,623	1,335,816
Depreciation expense	201,900	219,112	252,873
Impairment/write-offs	(195,736)	(151,753)	(162,754)
Sales/disposals	(10,580)	(6,539)	(54,312)
Ending balance	$1,428,027	$1,432,443	$1,371,623
Investment in Real Estate, net	$3,099,359	$3,230,710	$3,426,982