Form 10-Q
period 2023-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2023-05-08
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	34,477,952
(Class)	Outstanding at May 4, 2023

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Investments in hotel properties, net	$3,099,605	$3,118,331
Cash and cash equivalents	344,935	417,064
Restricted cash	143,821	141,962
Accounts receivable, net of allowance of $427 and $501, respectively	62,049	49,809
Inventories	3,976	3,856
Notes receivable, net	5,151	5,062
Investments in unconsolidated entities	19,180	19,576
Deferred costs, net	2,234	2,665
Prepaid expenses	20,534	15,981
Derivative assets	37,348	47,182
Operating lease right-of-use assets	44,339	43,921
Other assets	21,492	21,653
Intangible assets	797	797
Due from Ashford Inc., net	—	486
Due from related parties, net	3,353	6,570
Due from third-party hotel managers	20,596	22,462
Total assets	$3,829,410	$3,917,377
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net	$3,786,065	$3,838,543
Finance lease liabilities	18,765	18,847
Accounts payable and accrued expenses	127,892	115,970
Accrued interest payable	14,306	15,287
Dividends and distributions payable	3,193	3,118
Due to Ashford Inc., net	6,480	—
Due to third-party hotel managers	1,701	1,319
Intangible liabilities, net	2,077	2,097
Operating lease liabilities	45,109	44,661
Other liabilities	4,200	4,326
Total liabilities	4,009,788	4,044,168
Commitments and contingencies (note 17)
Redeemable noncontrolling interests in operating partnership	21,617	21,550
Series J Redeemable Preferred Stock, $0.01 par value, 501,864 and 87,115 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11,543	2,004
Series K Redeemable Preferred Stock, $0.01 par value, 34,250 and 1,800 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	843	44
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,174,427 shares issued and outstanding at March 31, 2023 and December 31, 2022	12	12
Series F Cumulative Preferred Stock, 1,251,044 shares issued and outstanding at March 31, 2023 and December 31, 2022	12	12
Series G Cumulative Preferred Stock, 1,531,996 shares issued and outstanding at March 31, 2023 and December 31, 2022	15	15
Series H Cumulative Preferred Stock, 1,308,415 shares issued and outstanding at March 31, 2023 and December 31, 2022	13	13
Series I Cumulative Preferred Stock, 1,252,923 shares issued and outstanding at March 31, 2023 and December 31, 2022	13	13
Common stock, $0.01 par value, 400,000,000 shares authorized, 34,478,064 and 34,495,185 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	345	345
Additional paid-in capital	2,384,000	2,383,244
Accumulated deficit	(2,598,791)	(2,534,043)
Total equity (deficit)	(214,381)	(150,389)
Total liabilities and equity/deficit	$3,829,410	$3,917,377
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
REVENUE
Rooms	$252,955	$195,330
Food and beverage	58,991	36,760
Other hotel revenue	16,282	14,436
Total hotel revenue	328,228	246,526
Other	658	612
Total revenue	328,886	247,138
EXPENSES
Hotel operating expenses:
Rooms	59,203	47,406
Food and beverage	39,790	27,770
Other expenses	113,879	92,048
Management fees	12,246	9,554
Total hotel expenses	225,118	176,778
Property taxes, insurance and other	16,537	16,459
Depreciation and amortization	47,855	52,120
Advisory services fee	12,986	13,386
Corporate, general and administrative	2,612	3,104
Total operating expenses	305,108	261,847
Gain (loss) on disposition of assets and hotel properties	(24)	103
OPERATING INCOME (LOSS)	23,754	(14,606)
Equity in earnings (loss) of unconsolidated entities	(396)	(153)
Interest income	2,557	51
Other income (expense)	134	101
Interest expense and amortization of discounts and loan costs	(81,515)	(43,559)
Write-off of premiums, loan costs and exit fees	(420)	(727)
Realized and unrealized gain (loss) on derivatives	(5,415)	3,211
INCOME (LOSS) BEFORE INCOME TAXES	(61,301)	(55,682)
Income tax (expense) benefit	(221)	(120)
NET INCOME (LOSS)	(61,522)	(55,802)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	600	372
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(60,922)	(55,430)
Preferred dividends	(3,243)	(3,103)
Deemed dividends on redeemable preferred stock	(407)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(64,572)	$(58,533)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.88)	$(1.71)
Weighted average common shares outstanding – basic	34,381	34,269
Diluted:
Net income (loss) attributable to common stockholders	$(1.88)	$(1.71)
Weighted average common shares outstanding – diluted	34,381	34,269
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(61,522)	$(55,802)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	(61,522)	(55,802)
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	600	372
Comprehensive income (loss) attributable to the Company	$(60,922)	$(55,430)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,495	$345	$2,383,244	$(2,534,043)	$(150,389)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(17)	—	(56)	—	(56)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	812	—	812
Issuance of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(620)	(620)
Dividends declared – preferred stock - Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(577)	(577)
Dividends declared – preferred stock - Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	(706)
Dividends declared – preferred stock - Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(613)	(613)
Dividends declared – preferred stock - Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	(587)
Dividends declared – preferred stock - Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(133)	(133)
Dividends declared – preferred stock - Series K ($0.51/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7)	(7)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(176)	(176)
Redemption value adjustment - preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(407)	(407)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,922)	(60,922)
Balance at March 31, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,478	$345	$2,384,000	$(2,598,791)	$(214,381)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	87	$2,004	2	$44	$21,550
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	491
Issuance of preferred shares	415	9,159	32	772	—
Dividends declared – preferred stock - Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock - Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock - Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock - Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock - Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock - Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock - Series K ($0.51/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	176
Redemption value adjustment - preferred stock	—	380	—	27	—
Net income (loss)	—	—	—	—	(600)
Balance at March 31, 2023	502	$11,543	34	$843	$21,617

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,490	$345	$2,379,906	$(2,382,970)	$(2,654)	$22,742
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(14)	—	(118)	—	(118)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,490	—	1,490	418
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	3	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(87)	—	(87)	—
Dividends declared – preferred stock - Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(620)	(620)	—
Dividends declared – preferred stock - Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(577)	(577)	—
Dividends declared – preferred stock - Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	(706)	—
Dividends declared – preferred stock - Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(613)	(613)	—
Dividends declared – preferred stock - Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	(587)	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(461)	(461)	461
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(55,430)	(55,430)	(372)
Balance at March 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,479	$345	$2,381,191	$(2,441,964)	$(60,363)	$23,249

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(61,522)	$(55,802)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,855	52,120
Amortization of intangibles	9	33
Recognition of deferred income	(125)	(127)
Bad debt expense	626	669
Deferred income tax expense (benefit)	17	(67)
Equity in (earnings) loss of unconsolidated entities	396	153
(Gain) loss on disposition of assets and hotel properties	24	(103)
Realized and unrealized (gain) loss on derivatives	5,415	(3,211)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	4,264	2,048
Equity-based compensation	1,303	1,908
Non-cash interest income	(121)	(82)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(12,572)	(15,567)
Prepaid expenses and other assets	(4,360)	(5,304)
Accounts payable and accrued expenses and accrued interest payable	12,782	3,126
Due to/from related parties	2,011	(422)
Due to/from third-party hotel managers	2,248	5,419
Due to/from Ashford Inc., net	6,456	690
Operating lease liabilities	366	(121)
Operating lease right-of-use assets	(447)	187
Other liabilities	(1)	(1)
Net cash provided by (used in) operating activities	4,624	(14,454)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(29,298)	(22,668)
Net proceeds from disposition of assets and hotel properties	—	357
Payments for initial franchise fees	(149)	—
Proceeds from property insurance	75	962
Proceeds from note receivable	—	4,000
Net cash provided by (used in) investing activities	(29,372)	(17,349)
Cash Flows from Financing Activities
Borrowings on indebtedness, net of commitment fee	449	—
Repayments of indebtedness	(50,840)	(4,664)
Payments for loan costs and exit fees	(6,751)	(146)
Payments for dividends and distributions	(3,162)	(3,104)
Purchases of common stock	(7)	—
Payments for derivatives	(4,174)	(856)
Proceeds from derivatives	9,038	—
Common stock offering costs	—	(167)
Proceeds from preferred stock offerings	9,925	—
Net cash provided by (used in) financing activities	(45,522)	(8,937)
Net increase (decrease) in cash, cash equivalents and restricted cash	(70,270)	(40,740)
Cash, cash equivalents and restricted cash at beginning of period	559,026	691,644
Cash, cash equivalents and restricted cash at end of period	$488,756	$650,904

Supplemental Cash Flow Information
Interest paid	$76,923	$44,830
Income taxes paid (refunded)	(58)	41
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$14,822	$10,273
Accrued stock offering costs	—	28
Accrued preferred stock offering costs	21	—
Common stock purchases accrued but not paid	—	118

	Three Months Ended March 31,
	2023	2022
Non-cash preferred stock dividends	6	—
Unsettled proceeds from derivatives	1,963	—
Dividends and distributions declared but not paid	3,193	3,103
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$417,064	$592,110
Restricted cash at beginning of period	141,962	99,534
Cash, cash equivalents and restricted cash at beginning of period	$559,026	$691,644

Cash and cash equivalents at end of period	$344,935	$548,592
Restricted cash at end of period	143,821	102,312
Cash, cash equivalents and restricted cash at end of period	$488,756	$650,904
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of March 31, 2023, we held interests in the following assets:
•100 consolidated hotel properties, which represent 22,316 total rooms;
•79 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);
•15.1% ownership in OpenKey, Inc. (“OpenKey”) with a carrying value of approximately $2.0 million;
•32.5% ownership in 815 Commerce Managing Member, LLC (“815 Commerce MM”), which is developing the Le Meridien Fort Worth, with a carrying value of approximately $8.5 million; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $8.7 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2023, our 100 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The following transactions affect reporting comparability of our consolidated financial statements:

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
Recently Adopted Accounting Standards—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company applied the optional expedient in evaluating debt modifications converting from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The Company adopted the standards upon the respective effective dates. There was no material impact as a result of this adoption.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended March 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	10	$19,776	$4,941	$1,490	$—	$26,207
Boston, MA Area	2	8,619	935	1,434	—	10,988
Dallas / Ft. Worth, TX Area	7	16,273	5,423	941	—	22,637
Houston, TX Area	3	6,814	2,558	281	—	9,653
Los Angeles, CA Metro Area	6	21,603	4,893	1,036	—	27,532
Miami, FL Metro Area	2	8,630	2,837	206	—	11,673
Minneapolis - St. Paul, MN Area	2	2,395	594	279	—	3,268
Nashville, TN Area	1	13,217	7,344	692	—	21,253
New York / New Jersey Metro Area	6	12,081	4,875	566	—	17,522
Orlando, FL Area	2	6,926	512	491	—	7,929
Philadelphia, PA Area	3	4,562	528	221	—	5,311
San Diego, CA Area	2	4,714	297	317	—	5,328
San Francisco - Oakland, CA Metro Area	7	16,051	2,117	697	—	18,865
Tampa, FL Area	2	9,847	1,983	454	—	12,284
Washington D.C. - MD - VA Area	9	28,020	5,883	1,846	—	35,749
Other Areas	36	72,408	13,240	5,018	—	90,666
Orlando WorldQuest	—	1,019	31	313	—	1,363
Corporate	—	—	—	—	658	658
Total	100	$252,955	$58,991	$16,282	$658	$328,886

	Three Months Ended March 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$13,646	$3,121	$1,166	$—	$17,933
Boston, MA Area	2	5,964	1,138	996	—	8,098
Dallas / Ft. Worth, TX Area	7	12,519	2,623	919	—	16,061
Houston, TX Area	3	5,567	1,558	190	—	7,315
Los Angeles, CA Metro Area	6	17,706	2,660	1,018	—	21,384
Miami, FL Metro Area	2	7,474	2,046	251	—	9,771
Minneapolis - St. Paul, MN Area	2	1,813	510	84	—	2,407
Nashville, TN Area	1	10,896	5,323	966	—	17,185
New York / New Jersey Metro Area	6	8,069	2,446	520	—	11,035
Orlando, FL Area	2	5,817	313	355	—	6,485
Philadelphia, PA Area	3	3,834	342	211	—	4,387
San Diego, CA Area	2	3,661	163	300	—	4,124
San Francisco - Oakland, CA Metro Area	7	10,357	973	615	—	11,945
Tampa, FL Area	2	7,623	1,375	295	—	9,293
Washington D.C. - MD - VA Area	9	16,719	2,850	1,312	—	20,881
Other Areas	36	61,547	8,956	4,815	—	75,318
Orlando WorldQuest	—	1,152	48	337	—	1,537
Disposed properties	1	966	315	86	—	1,367
Corporate	—	—	—	—	612	612
Total	100	$195,330	$36,760	$14,436	$612	$247,138

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$622,759	$622,759
Buildings and improvements	3,623,737	3,650,464
Furniture, fixtures and equipment	216,440	222,665
Construction in progress	26,773	21,609
Condominium properties	9,887	9,889
Hilton Marietta finance lease	17,269	18,998
Total cost	4,516,865	4,546,384
Accumulated depreciation	(1,417,260)	(1,428,053)
Investments in hotel properties, net	$3,099,605	$3,118,331
5. Hotel Disposition and Impairment Charges
Hotel Dispositions
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2022 hotel property disposition. The following table includes condensed financial information from the hotel property disposition that occurred in 2022 for the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31,
2022
Total hotel revenue	$1,367
Total hotel operating expenses	(1,352)
Property taxes, insurance and other	(149)
Depreciation and amortization	(610)
Operating income (loss)	(744)
Interest expense and amortization of discounts and loan costs	(354)
Income (loss) before income taxes	(1,098)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	7
Net income (loss) before income taxes attributable to the Company	$(1,091)
Impairment Charges
For the three months ended March 31, 2023 and 2022, no impairment charges were recorded.
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of March 31, 2023, the Company has made investments in OpenKey totaling approximately $5.5 million.
As of March 31, 2023, the Company held an investment in 815 Commerce MM of approximately $8.5 million, which is developing the Le Meridien Fort Worth. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
In November 2022, the Company made an initial investment of $9.1 million in an entity that owns the Meritage Investment in Napa, CA. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	March 31, 2023	December 31, 2022
Carrying value of the investment in OpenKey (in thousands)	$1,953	$2,103
Ownership interest in OpenKey	15.1%	15.1%
Carrying value of the investment in 815 Commerce MM (in thousands)	$8,482	$8,482
Ownership interest in 815 Commerce MM	32.5%	32.5%
Carrying value of the Meritage Investment (in thousands)	$8,745	$8,991
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2023	2022
OpenKey	$(150)	$(153)
815 Commerce MM	—	—
Meritage Investment	(246)	—
	$(396)	$(153)
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any other-than-temporary impairment is recorded in equity in earnings (loss) of unconsolidated entities. No impairment charges were recorded during the three months ended March 31, 2023 and 2022.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

				March 31, 2023	December 31, 2022
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Debt Balance
Mortgage loan (3)	19 hotels	April 2023	LIBOR (1) + 3.20%	$907,030	$907,030
Mortgage loan	1 hotel	June 2023	LIBOR (1) + 2.45%	73,450	73,450
Mortgage loan (4)	7 hotels	June 2023	LIBOR (1) + 3.65%	180,720	180,720
Mortgage loan (4)	7 hotels	June 2023	LIBOR (1) + 3.39%	174,400	174,400
Mortgage loan (4)	5 hotels	June 2023	LIBOR (1) + 3.73%	221,040	221,040
Mortgage loan (4)	5 hotels	June 2023	LIBOR (1) + 4.02%	262,640	262,640
Mortgage loan (4)	5 hotels	June 2023	LIBOR (1) + 2.73%	160,000	160,000
Mortgage loan (4)	5 hotels	June 2023	LIBOR (1) + 3.68%	215,120	215,120
Mortgage loan (5)	17 hotels	November 2023	LIBOR (1) + 3.13%	415,000	415,000
Mortgage loan (6)	1 hotel	November 2023	SOFR (2) + 2.80%	25,000	25,000
Mortgage loan (7)	1 hotel	December 2023	SOFR (2) + 2.85%	15,252	15,290
Mortgage loan	1 hotel	January 2024	5.49%	6,307	6,345
Mortgage loan	1 hotel	January 2024	5.49%	9,204	9,261
Term loan (8)	Equity	January 2024	14.00%	195,959	195,959
Mortgage loan (9)	8 hotels	February 2024	LIBOR (1) + 3.17%	345,000	395,000
Mortgage loan (10)	2 hotels	March 2024	LIBOR (1) + 2.75%	240,000	240,000
Mortgage loan	1 hotel	May 2024	4.99%	5,755	5,819
Mortgage loan (11)	1 hotel	June 2024	SOFR (2) + 2.00%	8,881	8,881
Mortgage loan	2 hotels	August 2024	4.85%	11,109	11,172
Mortgage loan	3 hotels	August 2024	4.90%	22,224	22,349
Mortgage loan (12)	1 hotel	November 2024	LIBOR (1) + 4.65%	86,000	85,552
Mortgage loan (13)	1 hotel	December 2024	SOFR (2) + 4.00%	37,000	37,000
Mortgage loan	3 hotels	February 2025	4.45%	46,609	46,918
Mortgage loan	1 hotel	March 2025	4.66%	23,179	23,326
Mortgage loan (14)	1 hotel	August 2025	SOFR (2) + 3.91%	98,000	98,000
				$3,784,879	$3,835,272
Premiums (discounts), net				(16,075)	(20,249)
Capitalized default interest and late charges				5,263	8,363
Deferred loan costs, net				(12,623)	(8,530)
Embedded debt derivative				24,621	23,687
Indebtedness, net				$3,786,065	$3,838,543
_____________________________
(1)    LIBOR rates were 4.858% and 4.390% at March 31, 2023 and December 31, 2022, respectively.
(2)    SOFR rates were 4.800% and 4.358% at March 31, 2023 at December 31, 2022, respectively.
(3)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in April 2023. In accordance with exercising the fourth one-year extension option, we repaid $45.0 million of principal and the variable interest rate increased from LIBOR + 3.20% to LIBOR + 3.47%.
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
(7)    This loan has two one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in December 2022.
(8)     This term loan has two one-year extension options, subject to satisfaction of certain conditions. Effective January 15, 2023, the interest rate decreased from 16% to 14% in accordance with the terms and conditions of the loan agreement.
(9)    On February 9, 2023, we amended this mortgage loan. Terms of the amendment included a principal pay down of $50.0 million, and the variable interest rate increased from LIBOR + 3.07% to LIBOR + 3.17%. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in February 2023.
(10)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in March 2023.
(11)    This mortgage loan has a SOFR floor of 2.00%.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(12)    On January 27, 2023, we drew the remaining $449,000 of the $2.0 million additional funding available to replenish restricted cash balances in accordance with the terms of the mortgage loan. This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(13)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 0.50%.
(14)    This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2023	2022
Interest expense and amortization of discounts and loan costs	$(4,173)	$(2,698)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the years ended December 31, 2021 and 2020 the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of the capitalized principal that was amortized during the three months ended March 31, 2023 and 2022, was $3.1 million and $3.8 million, respectively. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of March 31, 2023, we were in compliance with all covenants related to mortgage loans. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”) (the “Oaktree Credit Agreement”). The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
8. Notes Receivable, Net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	March 31, 2023	December 31, 2022
Certificate of Occupancy Note (1) (3)
Face amount	7.0%	$5,250	$5,250
Discount (2)		(99)	(188)
Notes receivable, net		$5,151	$5,062
____________________________________
(1)    The outstanding principal balance and all accrued and unpaid interest is due and payable on or before July 9, 2025.
(2)    The discount represents the imputed interest during the interest-free period. Interest begins accruing on July 9, 2023.
(3)    The note receivable is secured by the 1.65-acre land parcel adjacent to the Hilton St. Petersburg Bayfront.
No cash interest income was recorded for the three months ended March 31, 2023 and 2022.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2023	2022
Other income (expense)	$89	$82

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

	Imputed Interest Rate	March 31, 2023	December 31, 2022
Deferred Receivable
Face amount	10.0%	$1,500	$1,500
Discount (1)		(208)	(240)
		$1,292	$1,260
_______________
(1)    The discount represents the imputed interest during the interest-free period.
We recognized discount amortization income as presented in the table below (in thousands):

Three Months Ended March 31,
Line Item	2023
Other income (expense)	$32
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three months ended March 31, 2023 and 2022.
9. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and our cash flows, which include interest rate caps. To mitigate nonperformance risk, we routinely use a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value. Payments from counterparties on in-the-money interest rate caps are recognized as realized gains on our consolidated statements of operations.
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Three Months Ended March 31,
	2023		2022
Interest rate caps:
Notional amount (in thousands)	$585,000	(1)	$1,586,281	(1)
Strike rate low end of range	4.00%		3.00%
Strike rate high end of range	6.90%		4.00%
Effective date range	February 2023 - March 2023		January 2022 - March 2022
Termination date range	February 2024 - March 2024		January 2023 - April 2024
Total cost (in thousands)	$4,174		$857
_______________
(1)These instruments were not designated as cash flow hedges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We held interest rate instruments as summarized in the table below:

	March 31, 2023		December 31, 2022
Interest rate caps:
Notional amount (in thousands)	$3,462,941	(1)	$3,549,941	(1)
Strike rate low end of range	2.00%		2.00%
Strike rate high end of range	6.90%		5.50%
Termination date range	April 2023 - January 2025		January 2023 - January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$3,455,652		$3,505,242
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
The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rose above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR/SOFR forward curves) and volatilities (Level 2 inputs). We also incorporate credit valuation adjustments (Level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2023, the LIBOR/SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.858% to 3.125% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the March 31, 2023 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the recovery rate assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of March 31, 2023.
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at December 31, 2021	$27,906
Re-measurement of fair value	(932)
Balance at March 31, 2022	26,974
Re-measurement of fair value	(2,977)
Balance at June 30, 2022	23,997
Re-measurement of fair value	(719)
Balance at September 30, 2022	23,278
Re-measurement of fair value	409
Balance at December 31, 2022	23,687
Re-measurement of fair value	934
Balance at March 31, 2023	$24,621

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$37,348	$—	$37,348	(1)
Total	$—	$37,348	$—	$37,348
Liabilities
Embedded debt derivative	$—	$—	$(24,621)	$(24,621)	(2)
Net	$—	$37,348	$(24,621)	$12,727

December 31, 2022:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$47,182	$—	$47,182	(1)
Total	$—	$47,182	$—	$47,182
Liabilities
Embedded debt derivative	$—	$—	$(23,687)	$(23,687)	(2)
Net	$—	$47,182	$(23,687)	$23,495
____________________________________
(1)    Reported net as “derivative assets” in our consolidated balance sheets.
(2)    Reported in “indebtedness, net” in our consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2023		2022
Assets
Derivative assets:
Interest rate derivatives - caps	$(4,481)		$2,279
Total	$(4,481)		$2,279
Liabilities
Derivative liabilities:
Embedded debt derivative	$(934)		$932
Net	$(5,415)		$3,211

Total combined
Interest rate derivatives - caps	$(14,008)		$2,279
Embedded debt derivative	(934)		932
Unrealized gain (loss) on derivatives	(14,942)	(1)	3,211	(1)
Realized gain (loss) on interest rate caps	9,527	(1) (2)	—
Net	$(5,415)		$3,211
____________________________________
(1)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Represents settled and unsettled payments from counterparties on interest rate caps.

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

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$37,348	$37,348	$47,182	$47,182
Financial liabilities measured at fair value:
Embedded debt derivative	$24,621	$24,621	$23,687	$23,687

Financial assets not measured at fair value:
Cash and cash equivalents	$344,935	$344,935	$417,064	$417,064
Restricted cash	143,821	143,821	141,962	141,962
Accounts receivable, net	62,049	62,049	49,809	49,809
Notes receivable, net	5,151	4,893 to 5,408	5,062	4,809 to 5,315
Due from Ashford Inc., net	—	—	486	486
Due from related parties, net	3,353	3,353	6,570	6,570
Due from third-party hotel managers	20,596	20,596	22,462	22,462

Financial liabilities not measured at fair value:
Indebtedness	$3,768,804	$3,465,530 to $3,830,320	$3,815,023	$3,500,635 to $3,869,122
Accounts payable and accrued expenses	127,892	127,892	115,970	115,970
Accrued interest payable	14,306	14,306	15,287	15,287
Dividends and distributions payable	3,193	3,193	3,118	3,118
Due to Ashford Inc., net	6,480	6,480	—	—
Due to third-party hotel managers	1,701	1,701	1,319	1,319
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $5.2 million at March 31, 2023 and approximately 95.0% to 105.0% of the carrying value of $5.1 million at December 31, 2022. This is considered a Level 2 valuation technique.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 92.0% to 101.6% of the carrying value of $3.8 billion at March 31, 2023 and approximately 91.8% to 101.4% of the carrying value of $3.8 billion at December 31, 2022. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2023	2022
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(60,922)	$(55,430)
Less: dividends on preferred stock	(3,243)	(3,103)
Less: deemed dividends on redeemable preferred stock	(407)	—
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(64,572)	$(58,533)

Weighted average common shares outstanding:
Weighted average shares outstanding - basic and diluted	34,381	34,269

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.88)	$(1.71)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.88)	$(1.71)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2023	2022
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(600)	$(372)
Dividends on preferred stock - Series J (inclusive of deemed dividends)	513	—
Dividends on preferred stock - Series K (inclusive of deemed dividends)	34	—
Total	$(53)	$(372)

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of operating partnership units	335	236
Effect of assumed issuance of shares for term loan exit fee	1,745	1,745
Effect of assumed conversion of preferred stock - Series J	1,459	—
Effect of assumed conversion of preferred stock - Series K	62	—
Total	3,601	1,981
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
In March 2023, the Company granted approximately 282,000 Performance LTIP units, representing 250% of the target, and a vesting period of approximately three years. As of March 31, 2023, the Company does not have sufficient shares of common stock available under its incentive stock plan to settle any future redemptions of the Performance LTIP units, upon reaching the conditions required for redemption. As a result, the 2023 awards are classified as liability awards and are included in “due to Ashford Inc., net” on the consolidated balance sheet. The 2023 awards are subject to remeasurement each reporting period. The fair value of the awards as of March 31, 2023 was $3.68 per share.
With respect to the 2021, 2022 and 2023 award agreements, the criteria for the Performance LTIP units are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the applicable measurement date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of performance grants earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of Performance LTIP Units to be earned based on the applicable performance conditions is upon the final vesting date. The initial calculation of the Performance LTIP units earned can range from 0% to 200% of target, which is further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation of the number of performance awards earned based on the applicable performance targets resulting in a final award calculation ranging from 0% to 250% of the target amount.
As of March 31, 2023, there were approximately 1.6 million Performance LTIP units outstanding, representing 250% of the target number granted for the 2021, 2022 and 2023 grants.
As of March 31, 2023, we have issued a total of approximately 1.9 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 1.5 million Performance LTIP units and 12,000 LTIP units have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	March 31, 2023	December 31, 2022
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$21,617	$21,550
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$184,801	$184,625
Ownership percentage of operating partnership	0.92%	0.91%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$600	$372

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14. Equity and Equity-Based Compensation
Common Stock Dividends—The board of directors did not declare a quarterly common stock dividend in 2023 or 2022.
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
With respect to the 2021, 2022 and 2023 award agreements, the criteria for the PSUs are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the corresponding measurement date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of PSUs earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of PSUs to be earned based on the applicable performance conditions is determined upon the final vesting date. The initial calculation of PSUs earned can range from 0% to 200% of target, which is further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation for the number of PSUs earned based on the applicable performance targets resulting in a final award calculation ranging from 0% to 250% of the target amount.
In March 2023, 165,000 PSUs with a vesting period of approximately three years were granted. The 2023 awards may be settled in cash or shares of common stock of the Company solely at the option of the Company. As of March 31, 2023, the Company does not have sufficient shares available under its incentive stock plan to settle the 2023 awards in shares of common stock. As a result, the 2023 awards are classified as liability awards and are included in “due to Ashford Inc., net” on the consolidated balance sheet. The 2023 awards are subject to remeasurement each reporting period. The fair value of the awards as of March 31, 2023 was $603,000.
Preferred Dividends—The board of directors declared quarterly dividends per share as presented below:

	Three Months Ended March 31,
	2023	2022
8.45% Series D Cumulative Preferred Stock	$0.5281	$0.5281
7.375% Series F Cumulative Preferred Stock	0.4609	0.4609
7.375% Series G Cumulative Preferred Stock	0.4609	0.4609
7.50% Series H Cumulative Preferred Stock	0.4688	0.4688
7.50% Series I Cumulative Preferred Stock	0.4688	0.4688
Stock Repurchases—On April 6, 2022 the board of directors approved a stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors authorized in December 2017. No shares of our common stock or preferred stock were repurchased subject to the repurchase program during the three months ended March 31, 2023 and 2022, respectively.
15. Redeemable Preferred Stock
Series J Redeemable Preferred Stock
The Company enters into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series J Redeemable Preferred Stock (the “Series J Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering at a price of $25.00 per share. The Company is also offering a maximum of 8.0 million shares of the Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).

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
Holders of the Series J Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series J Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive, the number of directors then constituting the board shall be increased by two and the holders of such shares of Series J Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series J Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends (with no redemption fee). The Company has the right, in its sole discretion, to redeem the shares in cash, or in an equal number of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption. The Series J Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash upon a change of control.
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
The Series J Preferred Stock accrues cash dividends at an annual rate equal to 8.0% per annum of the Stated Value beginning on the date of the first settlement of the Series J Preferred Stock.
Dividends are payable on a monthly basis and payable in arrears on the 15th of each month (or, if such payment date is not a business day, the next succeeding business day) to holders of record at the close of business on the last business day of each month immediately preceding the applicable dividend payment date. Dividends will be computed on the basis of twelve 30-day months and a 360-day year.
The Company has a DRIP that allows participating holders to have their Series J Preferred Stock dividend distributions automatically reinvested in additional shares of the Series J Preferred Stock at a price of $25.00 per share.
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

Three Months Ended March 31,
2023
Series J Preferred Stock shares issued (1)	415
Net proceeds	$9,326
________
(1)Exclusive of shares issued under the DRIP.
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	March 31, 2023	December 31, 2022
Series J Preferred Stock	$11,543	$2,004
Cumulative adjustments to Series J Preferred Stock (1)	$1,306	$926
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

Three Months Ended March 31,
2023
Series J Preferred Stock	$133
Series K Redeemable Preferred Stock
The Company enters into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series K Redeemable Preferred Stock (the “Series K Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20.0 million shares of Series K Preferred Stock or Series J Preferred Stock in a primary offering at a price of $25.00 per share. The Company is also offering a maximum of 8.0 million shares of the Series K Preferred Stock or Series J Preferred Stock pursuant to the DRIP at the Stated Value.
The Series K Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (Series D Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Holders of the Series K Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series K Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive, the number of directors then constituting the board shall be increased by two and the holders of such shares of Series K Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series K Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends (with no redemption fee). The Company has the right, in its sole discretion, to redeem the shares in cash, or in an equal number of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption. The Series K Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash upon a change of control.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Holders of Series K Preferred Stock are entitled to receive cumulative cash dividends at the initial rate of 8.2% per annum of the Stated Value of $25.00 per share (equivalent to an annual dividend rate of $2.05 per share). Beginning one year from the date of original issuance of each share of Series K Preferred Stock and on each one-year anniversary thereafter for such share of Series K Preferred Stock, the dividend rate shall increase by 0.10% per annum; provided, however, that the dividend rate for any share of Series K Preferred Stock shall not exceed 8.7% per annum of the Stated Value.
Dividends are payable on a monthly basis in arrears on the 15th of each month (or, if such payment date is not a business day, on the next succeeding business day) to holders of record at the close of business on the last business day of each month immediately preceding the applicable dividend payment date. Dividends will be computed on the basis of twelve 30-day months and a 360-day year.
The Company has a DRIP that allows participating holders to have their Series K Preferred Stock dividend distributions automatically reinvested in additional shares of the Series K Preferred Stock at a price of $25.00 per share.
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

Three Months Ended March 31,
2023
Series K Preferred Stock shares issued (1)	32
Net proceeds	$787
________
(1)Exclusive of shares issued under the DRIP.
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	March 31, 2023	December 31, 2022
Series K Preferred Stock	$843	$44
Cumulative adjustments to Series K Preferred Stock (1)	$47	$20
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

Three Months Ended March 31,
2023
Series K Preferred Stock	$7
16. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty J. Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc.
Under our advisory agreement, we pay advisory fees to Ashford LLC. Advisory fees consist of base fees and incentive fees. We pay a monthly base fee in an amount equal to 1/12 of (i) 0.70% of the Total Market Capitalization of the Company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined in our advisory agreement), if any, on the last day of the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
prior month during which the advisory agreement was in effect; provided, however in no event shall the Base Fee for any month be less than the Minimum Base Fee as provided by the advisory agreement. The Company shall pay the Base Fee or the Minimum Base Fee on the fifth business day of each month.
The Minimum Base Fee for Ashford Trust for each quarter beginning January 1, 2021 is equal to the greater of:
(i) ninety percent (90%) of the base fee paid for the same month in the prior fiscal year and
(ii) 1/12th of the G&A Ratio (as defined in the advisory agreement) for the most recently completed fiscal quarter multiplied by the Company’s Total Market Capitalization.
We are also required to pay Ashford LLC an incentive fee that is measured annually (or for a stub period if the advisory agreement is terminated at other than year-end). In each year that the Company’s total shareholder return exceeds the average total shareholder return for the peer group, the Company shall pay to Ashford LLC an incentive fee. The incentive fee, if any, subject to the Fixed Coverage Charge Ratio Condition (as defined in the advisory agreement), shall be payable in arrears in three equal annual installments.
We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to officers and employees of Ashford LLC in connection with providing advisory services.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2023	2022
Advisory services fee
Base advisory fee	$8,469	$8,735
Reimbursable expenses (1)	3,227	2,571
Equity-based compensation (2)	1,290	1,929
Incentive fee	—	151
Total advisory services fee	$12,986	$13,386
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
On September 27, 2022, an agreement was entered into by Ashford Inc., Ashford Trust and Braemar pursuant to which the Advisor is to implement the REITs' cash management strategies. This will include actively managing the REITs excess cash by primarily investing in short-term U.S. Treasury securities. The annual fee is 20 bps of the average daily balance of the funds managed by the advisor and is payable monthly in arrears.
Due to Ashford Inc., net as of March 31, 2023, includes a $1.2 million security deposit paid to Remington Hotel Corporation (“RHC”) for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination. As of December 31, 2022, RHC was indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. and the $1.2 million security deposit was included in “due from related parties, net.” On January 3, 2023, Ashford Inc. acquired RHC.
On March 15, 2022, we entered into a Limited Waiver Under Advisory Agreement (the “2022 Limited Waiver”) with Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLC. The Company, Ashford Trust OP, Ashford TRS and the Advisor are parties to the Second Amended and Restated Advisory Agreement, which (i) allocates responsibility for certain

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
employee costs between us and our advisor and (ii) permits our board of directors to issue annual equity awards in the Company or Ashford Trust OP to employees and other representatives of our advisor based on achievement by the Company of certain financial or other objectives or otherwise as our board of directors sees fit. Pursuant to the 2022 Limited Waiver, the Company, Ashford Trust OP, Ashford TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise have limited our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2022 cash incentive compensation to employees and other representatives of our advisor; provided that such awarded cash incentive compensation does not exceed $8.5 million, in the aggregate, during the waiver period.
On March 2, 2023, we entered into a second Limited Waiver Under Advisory Agreement (the “2023 Limited Waiver”) with Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLC. Pursuant to the 2023 Limited Waiver, the Company, Ashford Trust OP, Ashford TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2023 cash incentive compensation to employees and other representatives of our advisor; provided that such awarded cash incentive compensation does not exceed $13.1 million, in the aggregate, during the waiver period.
Lismore
On March 20, 2020, Lismore Capital II LLC (“Lismore”), a subsidiary of Ashford Inc., entered into an agreement with the Company to seek modifications, forbearances or refinancings of the Company’s loans (as amended and restated on July 1, 2020, the “Lismore Agreement”). The Lismore Agreement expired on April 6, 2022. For the three months ended March 31, 2022, the Company recognized expense of $643,000, which is included in “write off of premium, loan costs and exit fees.”
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications on our behalf. During the three months ended March 31, 2023 and 2022, we made payments of $395,000 and $0, respectively to Lismore.
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
During the year ended December 31, 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities. As of December 31, 2022, Ashford Trust had funded approximately $6.2 million of which $126,000 of the pre-funded amount was included in “other assets” and $5.9 million was included in “due from Ashford Inc., net” on our consolidated balance sheet. In March 2023, Ashford Inc. paid $6.1 million to Ashford Trust as a result of the contribution true-up between the entities described above. As of March 31, 2023, Ashford Trust has funded approximately $136,000 and has a $193,000 payable that is included in “due to Ashford Inc., net” on our consolidated balance sheet.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2023	2022
Corporate, general and administrative	$119	$527
Design and Construction Services
Premier Project Management LLC (“Premier”), as a subsidiary of Ashford Inc., provides design and construction services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the design and construction services agreement, we pay Premier: (a) design and construction fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision.
Hotel Management Services
At March 31, 2023, Remington Hotels managed 68 of our 100 hotel properties and the WorldQuest condominium properties.
We pay monthly hotel management fees equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services.
17. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2023, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 6% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at March 31, 2023, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2024 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2023	2022
Other hotel expenses	$15,612	$11,612
Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2023, we pay monthly hotel management fees equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2025 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. The opt out period has been extended until such time that discovery has concluded. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2023, no amounts have been accrued.
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
18. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of March 31, 2023 and December 31, 2022, all of our hotel properties were domestically located.

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
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
•our business and investment strategy;
•anticipated or expected purchases, sales or dispositions of assets;
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
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•factors discussed in our Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as supplemented by our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;
•rising interest rates and inflation;
•macroeconomic conditions, such as a prolonged period of weak economic growth and volatility in capital markets;
•uncertainty in the banking sector and market volatility due to the recent failures of Silicon Valley Bank, New York Signature Bank and First Republic Bank;
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
•actual and potential conflicts of interest with Ashford LLC, Remington Hotels, Premier, Braemar, our executive officers and our non-independent directors;
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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2022 Form 10-K filed on March 10, 2023 and this Quarterly Report, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Quarterly Report to conform these statements to actual results and performance, except as may be required by applicable law.
EXECUTIVE OVERVIEW
General
As of March 31, 2023, our portfolio consisted of 100 consolidated hotel properties which represents 22,316 total rooms. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2023, Remington Hotels, a subsidiary of Ashford Inc., managed 68 of our 100 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
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

Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of March 31, 2023, owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 19.1% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which along with all unpaid and accrued and accumulated dividends thereon, is convertible (at a conversion price of $117.50 per share) into an additional approximate 4,148,178 shares of Ashford Inc. common stock, which if converted as of March 31, 2023, would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.8%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Recent Developments
On February 9, 2023, the Company amended its JP Morgan Chase – 8 hotel mortgage loan, which had a current maturity in February 2023. As part of the amendment, the Company repaid $50.0 million in principal, exercised the 2023 loan extension and reduced the 2024 debt yield extension test from 9.25% to 8.50%.
On March 2, 2023, we entered into a second Limited Waiver Under Advisory Agreement (the “2023 Limited Waiver”) with Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLC. The Company, Ashford Trust OP, Ashford TRS and the Advisor are parties to the Second Amended and Restated Advisory Agreement, which (i) allocates responsibility for certain employee costs between us and our advisor and (ii) permits our board of directors to issue annual equity awards in the Company or Ashford Trust OP to employees and other representatives of our advisor based on achievement by the Company of certain financial or other objectives or otherwise as our board of directors sees fit. Pursuant to the 2023 Limited Waiver, the Company, Ashford Trust OP, Ashford TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2023 cash incentive compensation to employees and other representatives of our advisor; provided that such awarded cash incentive compensation does not exceed $13.1 million, in the aggregate, during the waiver period.
Ashford Trust and the Operating Partnership, as borrower (the “Borrower”), entered into a Credit Agreement (as amended, the “Credit Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders”) and Oaktree Fund Administration, LLC, as administrative agent (the “Administrative Agent”). On March 2, 2023, Ashford Trust and the Borrower entered into the Limited Waiver to Credit Agreement (the “Limited Waiver to Credit Agreement”) with the guarantors party thereto, the Lenders party thereto and the Administrative Agent. Pursuant to the Limited Waiver to Credit Agreement, the Borrower, the other Loan Parties (as defined in the Credit Agreement), the Lenders and the Administrative Agent acknowledged and agreed that:
(a) certain deferred cash grants were or are being awarded to employees and/or officers of the Advisor and/or their affiliates pursuant to equity compensation plans during 2022 and 2023, in aggregate amounts of $7,950,817 in 2022 and $13,063,844 in 2023 (i.e., $21,014,661 in the aggregate) (the “Specified Deferred Cash Grants”), which the parties agreed may be made (and were or are being made) in lieu of deferred stock grants that would otherwise be permitted and made under the terms of the Advisory Agreement;
(b) accordingly, (i) the departure from the terms of the Advisory Agreement in making the Specified Deferred Cash Grants as described in the foregoing clause (a) shall be deemed to be permitted under Section 7.13(b) of the Credit Agreement; provided, however, the Borrower and the other Loan Parties agree that the Specified Deferred Cash Grants, together with any other Restricted Payments (as defined in the Credit Agreement) made pursuant to Section 7.06(f) of the Credit Agreement, shall not exceed $30,000,000 in the aggregate; (ii) the Lenders and the Administrative Agent waive non-compliance with Section 7.13(b), if any, prior to March 2, 2023, which resulted or would result (absent the waiver) from the making of the Specified Deferred Cash Grants in accordance with the foregoing provisions of Section 2 of the Limited Waiver to Credit Agreement, and (iii) effective from March 2, 2023 Section 7.13(b) shall be deemed to be amended to permit the Specified Deferred Cash Grants in accordance with the foregoing provisions of Section 2 of the Limited Waiver to Credit Agreement; and
(c) the waiver contained in the Limited Waiver to Credit Agreement shall be effective only in this instance and for the specific purpose for which it was intended and shall not be deemed to be a consent to any other transaction or matter or waiver of compliance in the future, or a waiver of any preceding or succeeding breach of the same or any other covenant or provision of the Credit Agreement.
On April 6, 2023, the Company extended its BAML Highland mortgage loan to April 2024. As part of the extension, the Company repaid $45.0 million in principal and the interest rate increased from LIBOR + 3.20% to LIBOR + 3.47%.

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

The following table summarizes the changes in key line items from our consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2023	2022	2023 to 2022
Total revenue	$328,886	$247,138	$81,748
Total hotel expenses	(225,118)	(176,778)	(48,340)
Property taxes, insurance and other	(16,537)	(16,459)	(78)
Depreciation and amortization	(47,855)	(52,120)	4,265
Advisory service fee	(12,986)	(13,386)	400
Corporate, general and administrative	(2,612)	(3,104)	492
Gain (loss) on disposition of assets and hotel properties	(24)	103	(127)
Operating income (loss)	23,754	(14,606)	38,360
Equity in earnings (loss) of unconsolidated entities	(396)	(153)	(243)
Interest income	2,557	51	2,506
Other income (expense)	134	101	33
Interest expense and amortization of discounts and loan costs	(81,515)	(43,559)	(37,956)
Write-off of premiums, loan costs and exit fees	(420)	(727)	307
Realized and unrealized gain (loss) on derivatives	(5,415)	3,211	(8,626)
Income tax benefit (expense)	(221)	(120)	(101)
Net income (loss)	(61,522)	(55,802)	(5,720)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	600	372	228
Net income (loss) attributable to the Company	$(60,922)	$(55,430)	$(5,492)
All hotel properties held during the three months ended March 31, 2023 and 2022 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three months ended March 31, 2023 and 2022. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Type	Date
Sheraton Ann Arbor (1)	Ann Arbor, MI	Disposition	September 1, 2022
Hilton Marietta (2)	Marietta, GA	Acquisition	December 16, 2022
____________________________________
(1) Referred to as “Hotel Disposition”
(2) Referred to as “Hotel Acquisition”
The following table illustrates the key performance indicators of the hotel properties and WorldQuest included in our results of operations:

	Three Months Ended March 31,
	2023	2022
RevPAR (revenue per available room)	$124.95	$96.46
Occupancy	68.36%	58.33%
ADR (average daily rate)	$182.79	$165.36

The following table illustrates the key performance indicators of the 99 hotel properties and WorldQuest that were included in our results of operations for the full three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
RevPAR	$125.11	$96.83
Occupancy	68.39%	58.49%
ADR	$182.94	$165.55
Comparison of the Three Months Ended March 31, 2023 and 2022
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $5.5 million, from $55.4 million for the three months ended March 31, 2022 (the “2022 quarter”) to $60.9 million for the three months ended March 31, 2023 (the “2023 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $57.6 million, or 29.5%, to $253.0 million in the 2023 quarter compared to the 2022 quarter as our hotel properties recover from the effects of the COVID-19 pandemic. This increase is attributable to higher rooms revenue of $56.7 million at our comparable hotel properties and WorldQuest and $1.9 million from our Hotel Acquisition partially offset by a decrease of $966,000 from our Hotel Disposition. Our comparable hotel properties experienced an increase of 10.5% in room rates and a 990 basis point increase in occupancy.
Food and beverage revenue increased $22.2 million, or 60.5%, to $59.0 million. This increase is attributable to higher sales of food and beverage of $21.7 million at our comparable hotel properties and WorldQuest and $876,000 from our Hotel Acquisition partially offset by a decrease of $315,000 from our Hotel Disposition.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $1.8 million, or 12.8%, to $16.3 million. This increase is primarily attributable to an increase of $1.9 million at our comparable hotel properties and $74,000 from our Hotel Acquisition partially offset by a decrease of $86,000 from our Hotel Disposition. Other non-hotel revenue increased $46,000, or 7.5%, to $658,000 in the 2023 quarter as compared to the 2022 quarter.
Hotel Operating Expenses. Hotel operating expenses increased $48.3 million, or 27.3%, to $225.1 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $23.5 million in the 2023 quarter as compared to the 2022 quarter, which was primarily comprised of an increase of $23.3 million from our comparable hotel properties and WorldQuest. Direct expenses were 31.0% of total hotel revenue for the 2023 quarter and 31.8% for the 2022 quarter. Indirect expenses and management fees increased $24.9 million in the 2023 quarter as compared to the 2022 quarter, which was primarily comprised of an increase of $24.5 million from our comparable hotel properties and WorldQuest.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $78,000, or 0.5%, to $16.5 million during the 2023 quarter compared to the 2022 quarter, which was primarily due to an increase of $186,000 from our comparable hotel properties and WorldQuest and $41,000 from our Hotel Acquisition partially offset by a decrease of $149,000 from our Hotel Disposition.
Depreciation and Amortization. Depreciation and amortization decreased $4.3 million, or 8.2%, to $47.9 million during the 2023 quarter compared to the 2022 quarter, which was primarily due to a decrease of $3.8 million from our comparable hotel properties and WorldQuest primarily related to fully depreciated assets and a decrease of $611,000 from our Hotel Disposition.
Advisory Services Fee. Advisory services fee decreased $400,000, or 3.0%, to $13.0 million in the 2023 quarter compared to the 2022 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2023 quarter, the advisory services fee was comprised of a base advisory fee of $8.5 million, equity-based compensation of $1.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $3.2 million. In the 2022 quarter, the advisory services fee was comprised of a base advisory fee of $8.7 million, equity-based compensation of $1.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $2.6 million and an incentive fee of $151,000.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $492,000, or 15.9%, from $3.1 million in the 2022 quarter to $2.6 million in the 2023 quarter. The decrease was primarily attributable to lower reimbursed operating expenses of Ashford Securities of $408,000, lower public company costs of $70,000 and lower other miscellaneous expenses of $94,000, partially offset by higher legal and professional fees of $47,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain (loss) on disposition of assets and hotel properties changed $127,000 from a gain of $103,000 in the 2022 quarter to a loss of $24,000 in the 2023 quarter. The gain in the 2022 quarter of $103,000 was primarily related to the sale of three WorldQuest condominiums. The loss in the 2023 quarter was primarily due to asset dispositions.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities increased $243,000 during the 2023 quarter compared to the 2022 quarter. The 2023 quarter included equity in loss of $150,000 from OpenKey and $246,000 from an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California. The 2022 quarter included equity in loss of $153,000 from OpenKey.
Interest Income. Interest income was $2.6 million and $51,000 for the 2023 quarter and the 2022 quarter, respectively. The increase in interest income in the 2023 quarter was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.
Other Income (Expense). Other income consisted of miscellaneous income of $134,000 in the 2023 quarter and $101,000 in the 2022 quarter.
Interest expense and amortization of discounts and loan costs. Interest expense and amortization of discounts and loan costs increased $38.0 million, or 87.1%, to $81.5 million during the 2023 quarter compared to the 2022 quarter. The increase is primarily due to higher interest expense of $37.8 million at our comparable hotel properties primarily due to higher interest rates on our variable rate debt and a $695,000 increase related to the Oaktree loan primarily attributable to the amortization of the Oaktree debt discount. These increases were partially offset by a decrease of $351,000 from our Hotel Disposition and lower credits to interest expense of $141,000 related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. The average LIBOR rates in the 2023 quarter and the 2022 quarter were 4.62% and 0.23%, respectively. The average SOFR rates for the 2023 quarter and the 2022 quarter were 4.50% and 0.09%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $307,000 to $420,000 in the 2023 quarter compared to the 2022 quarter. In the 2023 quarter, we incurred fees of $25,000 paid to third parties and $395,000 paid to Lismore related to various loan modifications. In the 2022 quarter, we recognized Lismore fees of $643,000 that reflects the amortization over the service period of the Lismore Agreement (see note 16 to our consolidated financial statements) and $84,000 related to third-party fees, totaling $727,000.
Realized and unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed $8.6 million from a gain of $3.2 million in the 2022 quarter to a loss of $5.4 million in the 2023 quarter. In the 2023 quarter, we recognized an unrealized loss of $14.0 million associated with interest rate caps and an unrealized loss of $934,000 from the revaluation of the embedded debt derivative in the Oaktree Agreement partially offset by a realized gain of $9.5 million related to payments from counterparties on interest rate caps. In the 2022 quarter, we recorded an unrealized gain of $932,000 from the revaluation of the embedded debt derivative and an unrealized gain of $2.3 million from interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $101,000, from $120,000 in the 2022 quarter to $221,000 in the 2023 quarter. This increase was primarily due to an increase in the profitability of our Ashford TRS entities in the 2023 quarter compared to the 2022 quarter.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $600,000 in the 2023 quarter and $372,000 in the 2022 quarter. Redeemable noncontrolling interests represented ownership interests of 0.92% and 0.63% in the operating partnership at March 31, 2023 and 2022, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2023, the Company held cash and cash equivalents of $344.9 million and restricted cash of $143.8 million, the vast majority of which is comprised of lender and manager-held reserves. As of March 31, 2023, $20.6 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At March 31, 2023, our net debt to gross assets was 69.7%.

The Company's cash and cash equivalents are primarily comprised of corporate cash invested in short-term U.S. Treasury securities with maturity dates of less than 90 days and corporate cash held at commercial banks in Insured Cash Sweep (“ICS”) accounts, which are fully insured by the FDIC. The Company’s cash and cash equivalents also includes property-level operating cash deposited with commercial banks that have been designated as a Global Systemically Important Bank (“G-SIB”) by the Financial Stability Board (“FSB”) and a small amount deposited with other commercial banks.
Based on our current level of operations, our cash flow from operations and our existing cash balances should be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity payments and paydowns for extension tests), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes. With respect to upcoming maturities, no assurances can be given that we will be able to refinance our upcoming maturities. Additionally, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy or may result in lender foreclosure.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At March 31, 2023, 40% of our hotels were in cash traps and approximately $9.9 million of our restricted cash was subject to these cash traps Additionally, at March 31, 2023, there was approximately $19.1 million of restricted cash associated with three mortgage loans that were no longer in cash traps and was subsequently released. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
On April 6, 2023, the Company extended its BAML Highland mortgage loan to April 2024. As part of the extension, the Company repaid $45.0 million in principal and the interest rate increased from LIBOR + 3.20% to LIBOR + 3.47%.
Equity Transactions
On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. The Company filed a Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement. As of May 4, 2023, the Company has issued approximately 900,000 shares of common stock for gross proceeds of approximately $12.9 million under the M3A Purchase Agreement. On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of May 4, 2023, the Company has issued approximately 814,000 shares of Series J Preferred Stock and received net proceeds of approximately $18.3 million and the Company has issued approximately 45,000 shares of Series K Preferred Stock and received net proceeds of approximately $1.1 million.
On April 6, 2022 the board of directors approved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the 2017 Repurchase Program that the board of directors authorized in December 2017. No shares have been repurchased under the Repurchase Program.
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of May 4, 2023, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
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

Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $4.6 million and $(14.5) million for the three months ended March 31, 2023 and 2022, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations, our hotel disposition and acquisition in 2022 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2023, net cash flows used in investing activities were $29.4 million. Cash outflows consisted of $29.3 million for capital improvements made to various hotel properties and $149,000 of payments for franchise fees, partially offset by cash inflows of $75,000 related to proceeds from property insurance.
For the three months ended March 31, 2022, net cash flows used in investing activities were $17.3 million. Cash outflows primarily consisted of $22.7 million for capital improvements made to various hotel properties. Cash outflows were partially offset by cash inflows of $357,000 from proceeds received from the sale of three WorldQuest condominium units and $962,000 of proceeds from property insurance and $4.0 million of proceeds from notes receivable.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2023, net cash flows used in financing activities were $45.5 million. Cash outflows primarily consisted of $50.8 million for repayments of indebtedness, $6.8 million for payments of loan costs and exit fees, $3.2 million of payments for preferred dividends and $4.2 million of payments for derivatives, partially offset by $449,000 of borrowings on indebtedness, $9.9 million of net proceeds from preferred stock offerings and $9.0 million of proceeds from in-the-money interest rate caps.
For the three months ended March 31, 2022, net cash flows used in financing activities were $8.9 million. Cash outflows primarily consisted of $4.7 million for repayments of indebtedness, $146,000 for payments of loan costs and exit fees, $3.1 million of payments for preferred dividends, $856,000 of payments for derivatives.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2022 Form 10-K. There have been no material changes in these critical accounting policies.
NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of discounts and loan costs, net, income taxes, depreciation and amortization, as adjusted to reflect only the Company’s portion of EBITDA of unconsolidated entities. In addition, we exclude gain/loss on disposition of assets and hotel properties and gain/loss of unconsolidated entities to calculate EBITDAre, as defined by NAREIT.
We then further adjust EBITDAre to exclude certain additional items such as write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, advisory services incentive fee and stock/unit-based compensation and non-cash items such as amortization of unfavorable contract liabilities, realized and unrealized gains/losses on derivative instruments, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(61,522)	$(55,802)
Interest expense and amortization of discounts and loan costs	81,515	43,559
Depreciation and amortization	47,855	52,120
Income tax expense (benefit)	221	120
Equity in (earnings) loss of unconsolidated entities	396	153
Company’s portion of EBITDA of unconsolidated entities	(69)	(153)
EBITDA	68,396	39,997
(Gain) loss on disposition of assets and hotel properties	24	(103)
EBITDAre	68,420	39,894
Amortization of unfavorable contract liabilities	29	53
Transaction and conversion costs	119	659
Write-off of premiums, loan costs and exit fees	420	727
Realized and unrealized (gain) loss on derivatives	5,415	(3,211)
Stock/unit-based compensation	1,333	2,011
Legal, advisory and settlement costs	—	25
Other (income) expense, net	(120)	(101)
Advisory services incentive fee	—	151
Company’s portion of adjustments to EBITDAre of unconsolidated entities	1	12
Adjusted EBITDAre	$75,617	$40,220

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets and hotel properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, stock/unit-based compensation and non-cash items such as deemed dividends on redeemable preferred stock, amortization of loan costs, amortization of credit facility exit fee, unrealized gains/losses on derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than we do. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(61,522)	$(55,802)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	600	372
Preferred dividends	(3,243)	(3,103)
Deemed dividends on redeemable preferred stock	(407)	—
Net income (loss) attributable to common stockholders	(64,572)	(58,533)
Depreciation and amortization of real estate	47,855	52,120
(Gain) loss on disposition of assets and hotel properties	24	(103)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(600)	(372)
Equity in (earnings) loss of unconsolidated entities	396	153
Company’s portion of FFO of unconsolidated entities	(287)	(153)
FFO available to common stockholders and OP unitholders	(17,184)	(6,888)
Deemed dividends on redeemable preferred stock	407	—
Transaction and conversion costs	119	659
Write-off of premiums, loan costs and exit fees	420	727
Unrealized (gain) loss on derivatives	14,942	(3,211)
Stock/unit-based compensation	1,333	2,011
Legal, advisory and settlement costs	—	25
Other (income) expense, net	(120)	(101)
Amortization of credit facility exit fee	4,156	2,681
Amortization of loan costs	2,771	2,399
Advisory services incentive fee	—	151
Company’s portion of adjustments to FFO of unconsolidated entities	1	12
Adjusted FFO available to common stockholders and OP unitholders	$6,845	$(1,535)

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2023:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hilton	Ft. Worth, TX	Full service	294	100	294
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	349	100	349
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	499	100	499
Marriott	Omaha, NE	Full service	300	100	300
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	100	90
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	100	96
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	673	100	673
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157
Leasehold Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160
Renaissance (3)	Palm Springs, CA	Full service	410	100	410
Hilton (4)	Marietta, GA	Full service	200	100	200
Total			22,316		22,316
________
(1) The ground lease expires in 2084.
(2) The Company entered into a franchise agreement with Marriott to convert the Crowne Plaza La Concha Key West Hotel in Key West, Florida to an Autograph Collection property. The agreement with Marriott calls for the hotel to operate under Marriott White Label beginning on November 1, 2023 and to be converted to an Autograph property by April 1, 2025.
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
At March 31, 2023, our total indebtedness of $3.8 billion included $3.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2023 would be approximately $8.7 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $320.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2023, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. The opt out period has been extended until such time that discovery has concluded. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2023, no amounts have been accrued.
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
ITEM 1A.    RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, the following risk factor should be carefully considered in evaluating us and our business..
Our cash, cash equivalents and investments could be adversely affected if the financial institutions in which we hold our cash, cash equivalents and investments fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank, New York Signature Bank and First Republic Bank on March 10, 2023, March 12, 2023 and May 1, 2023, respectively. The Company does not have any direct exposure to Silicon Valley Bank, New York Signature Bank or First Republic Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
January 1 to January 31	2	(2)	$—		—	$200,000,000
February 1 to February 28	61		6.10	(3)	—	200,000,000
March 1 to March 31	17,058	(2)	3.32	(3)	—	200,000,000
Total	17,121		$3.33		—
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
(2)There is no cost associated with the forfeiture of 2 and 184 restricted shares of our common stock in January and March, respectively.
(3)Includes 61 and 16,874 shares in February and March that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS

Table of Contents

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
3.6
Articles Supplementary establishing the Series J Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.7
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.8
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016, by Amendment No. 4 on March 17, 2022 and by Amendment No. 5 on February 23, 2023, adopted on February 23, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on February 23, 2023) (File No. 001-31775)

10.1
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 3, 2023) (File No. 001-31775)

10.2
Limited Waiver to Credit Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on March 3, 2023) (File No. 001-31775)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
    ASHFORD HOSPITALITY TRUST, INC.

Date:	May 8, 2023	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	May 8, 2023	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer