Form 10-Q
period 2023-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2023-08-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	34,493,344
(Class)	Outstanding at August 7, 2023

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Investments in hotel properties, net ($68,390 and $0 attributable to VIEs).	$3,147,577	$3,118,331
Cash and cash equivalents	251,547	417,064
Restricted cash ($17,023 and $0 attributable to VIEs)	167,473	141,962
Accounts receivable, net of allowance of $439 and $501, respectively	57,384	49,809
Inventories	3,918	3,856
Notes receivable, net	5,241	5,062
Investments in unconsolidated entities	10,517	19,576
Deferred costs, net ($93 and $0 attributable to VIEs)	1,748	2,665
Prepaid expenses	19,612	15,981
Derivative assets	36,532	47,182
Operating lease right-of-use assets	44,210	43,921
Other assets	20,883	21,653
Intangible assets	797	797
Due from Ashford Inc., net	—	486
Due from related parties, net	2,731	6,570
Due from third-party hotel managers	19,035	22,462
Assets held for sale	11,653	—
Total assets	$3,800,858	$3,917,377
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($35,808 and $0 attributable to VIEs)	$3,715,902	$3,838,543
Finance lease liability	18,655	18,847
Other finance liability ($26,729 and $0 attributable to VIEs)	26,729	—
Accounts payable and accrued expenses ($2,344 and $0 attributable to VIEs)	134,165	115,970
Accrued interest payable ($105 and $0 attributable to VIEs)	15,602	15,287
Dividends and distributions payable	3,378	3,118
Due to Ashford Inc., net	8,032	—
Due to third-party hotel managers	1,459	1,319
Intangible liabilities, net	2,057	2,097
Operating lease liabilities	44,993	44,661
Other liabilities	4,073	4,326
Liabilities related to assets held for sale	608	—
Total liabilities	3,975,653	4,044,168
Commitments and contingencies (note 17)
Redeemable noncontrolling interests in operating partnership	22,409	21,550
Series J Redeemable Preferred Stock, $0.01 par value, 1,574,714 and 87,115 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	36,224	2,004
Series K Redeemable Preferred Stock, $0.01 par value, 71,719 and 1,800 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,766	44
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,174,427 shares issued and outstanding at June 30, 2023 and December 31, 2022	12	12
Series F Cumulative Preferred Stock, 1,251,044 shares issued and outstanding at June 30, 2023 and December 31, 2022	12	12
Series G Cumulative Preferred Stock, 1,531,996 shares issued and outstanding at June 30, 2023 and December 31, 2022	15	15
Series H Cumulative Preferred Stock, 1,308,415 shares issued and outstanding at June 30, 2023 and December 31, 2022	13	13
Series I Cumulative Preferred Stock, 1,252,923 shares issued and outstanding at June 30, 2023 and December 31, 2022	13	13
Common stock, $0.01 par value, 400,000,000 shares authorized, 34,493,344 and 34,495,185 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	345	345
Additional paid-in capital	2,384,805	2,383,244
Accumulated deficit	(2,628,370)	(2,534,043)
Total stockholders’ equity (deficit) of the Company	(243,155)	(150,389)
Noncontrolling interest in consolidated entities	7,961	—
Total equity (deficit)	(235,194)	(150,389)
Total liabilities and equity/deficit	$3,800,858	$3,917,377
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Rooms	$293,915	$275,528	$546,870	$470,858
Food and beverage	61,747	54,316	120,738	91,076
Other hotel revenue	19,316	17,423	35,598	31,859
Total hotel revenue	374,978	347,267	703,206	593,793
Other	771	828	1,429	1,440
Total revenue	375,749	348,095	704,635	595,233
EXPENSES
Hotel operating expenses:
Rooms	66,035	59,782	125,238	107,786
Food and beverage	41,910	37,610	81,700	64,782
Other expenses	118,959	111,452	232,838	203,500
Management fees	13,773	12,312	26,019	21,866
Total hotel expenses	240,677	221,156	465,795	397,934
Property taxes, insurance and other	18,998	17,289	35,535	33,748
Depreciation and amortization	47,154	50,896	95,009	103,016
Advisory services fee	12,269	12,277	25,255	25,663
Corporate, general and administrative	4,904	4,510	7,516	7,614
Total operating expenses	324,002	306,128	629,110	567,975
Gain (loss) on consolidation of VIE and disposition of assets	1,077	181	1,053	284
OPERATING INCOME (LOSS)	52,824	42,148	76,578	27,542
Equity in earnings (loss) of unconsolidated entities	(181)	(151)	(577)	(304)
Interest income	2,310	526	4,867	577
Other income (expense)	109	84	243	185
Interest expense and amortization of discounts and loan costs	(89,590)	(48,393)	(171,105)	(91,952)
Write-off of premiums, loan costs and exit fees	(950)	(971)	(1,370)	(1,698)
Realized and unrealized gain (loss) on derivatives	12,583	6,074	7,168	9,285
INCOME (LOSS) BEFORE INCOME TAXES	(22,895)	(683)	(84,196)	(56,365)
Income tax (expense) benefit	(2,062)	(5,563)	(2,283)	(5,683)
NET INCOME (LOSS)	(24,957)	(6,246)	(86,479)	(62,048)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	349	76	949	448
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(24,608)	(6,170)	(85,530)	(61,600)
Preferred dividends	(3,752)	(3,104)	(6,995)	(6,207)
Deemed dividends on redeemable preferred stock	(826)	—	(1,233)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(29,186)	$(9,274)	$(93,758)	$(67,807)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(0.85)	$(0.27)	$(2.73)	$(1.98)
Weighted average common shares outstanding – basic	34,429	34,330	34,385	34,300
Diluted:
Net income (loss) attributable to common stockholders	$(0.85)	$(0.27)	$(2.73)	$(1.98)
Weighted average common shares outstanding – diluted	34,429	34,330	34,385	34,300
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(24,957)	$(6,246)	$(86,479)	$(62,048)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(24,957)	(6,246)	(86,479)	(62,048)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	—	—	—	—
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	349	76	949	448
Comprehensive income (loss) attributable to the Company	$(24,608)	$(6,170)	$(85,530)	$(61,600)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,478	$345	$2,384,000	$(2,598,791)	$—	$(214,381)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(7)	—	(27)	—	—	(27)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	832	—	—	832
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	22	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(620)	—	(620)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(576)	—	(576)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	—	(706)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(614)	—	(614)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(588)	—	(588)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(618)	—	(618)
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(393)	—	(393)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(826)	—	(826)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,961	7,961
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,608)	—	(24,608)
Balance at June 30, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,493	$345	$2,384,805	$(2,628,370)	$7,961	$(235,194)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	502	$11,543	34	$843	$21,617
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	748
Issuance of restricted shares/units	—	—	—	—	—
Issuance of preferred stock	1,075	23,932	38	899	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	393
Redemption value adjustment – preferred stock	—	802	—	24	—
Redemption of preferred stock	(2)	(53)	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—
Net income (loss)	—	—	—	—	(349)
Balance at June 30, 2023	1,575	$36,224	72	$1,766	$22,409

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,495	$345	$2,383,244	$(2,534,043)	$—	$(150,389)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(24)	—	(83)	—	—	(83)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,644	—	—	1,644
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	22	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,240)	—	(1,240)
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,153)	—	(1,153)
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,412)	—	(1,412)
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,227)	—	(1,227)
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,175)	—	(1,175)
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(751)	—	(751)
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	(37)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(569)	—	(569)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,233)	—	(1,233)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,961	7,961
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,530)	—	(85,530)
Balance at June 30, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,493	$345	$2,384,805	$(2,628,370)	$7,961	$(235,194)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	87	$2,004	2	$44	$21,550
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,239
Issuance of restricted shares/units	—	—	—	—	—
Issuance of preferred stock	1,490	33,091	70	1,671	—
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	569
Redemption value adjustment – preferred stock	—	1,182	—	51	—
Redemption of preferred stock	(2)	(53)	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—
Net income (loss)	—	—	—	—	(949)
Balance at June 30, 2023	1,575	$36,224	72	$1,766	$22,409

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,479	$345	$2,381,191	$(2,441,964)	$(60,363)	$23,249
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(7)	—	(34)	—	(34)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,118	—	1,118	1,023
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	16	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(78)	—	(78)	—
Dividends declared – preferred stock –Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(620)	(620)	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(576)	(576)	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	(706)	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(614)	(614)	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(588)	(588)	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	2,888	2,888	(2,888)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,170)	(6,170)	(76)
Balance at June 30, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,487	$345	$2,382,197	$(2,448,350)	$(65,743)	$21,308

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,490	$345	$2,379,906	$(2,382,970)	$(2,654)	$22,742
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(21)	—	(152)	—	(152)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,608	—	2,608	1,441
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	19	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(165)	—	(165)	—
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,240)	(1,240)	—
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,153)	(1,153)	—
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,412)	(1,412)	—
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,227)	(1,227)	—
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,175)	(1,175)	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	2,427	2,427	(2,427)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(61,600)	(61,600)	(448)
Balance at June 30, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,487	$345	$2,382,197	$(2,448,350)	$(65,743)	$21,308

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(86,479)	$(62,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	95,009	103,016
Amortization of intangibles	7	55
Recognition of deferred income	(249)	(250)
Bad debt expense	1,502	1,421
Deferred income tax expense (benefit)	23	285
Equity in (earnings) loss of unconsolidated entities	577	304
(Gain) loss on consolidation of VIE and disposition of assets	(1,053)	(284)
Realized and unrealized (gain) loss on derivatives	(7,168)	(9,285)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	11,717	4,546
Equity-based compensation	2,883	4,049
Non-cash interest income	(243)	(166)
Changes in operating assets and liabilities, net of impact of consolidation of VIE:
Accounts receivable and inventories	(10,575)	(22,213)
Prepaid expenses and other assets	(2,435)	3,828
Accounts payable and accrued expenses and accrued interest payable	17,743	8,392
Due to/from related parties	2,633	513
Due to/from third-party hotel managers	3,567	2,506
Due to/from Ashford Inc., net	7,838	975
Operating lease liabilities	332	(232)
Operating lease right-of-use assets	(336)	262
Other liabilities	(4)	(3)
Net cash provided by (used in) operating activities	35,289	35,671
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(68,005)	(42,786)
Net proceeds from disposition of assets and hotel properties	—	783
Payments for initial franchise fees	(149)	—
Proceeds from notes receivable	—	4,000
Proceeds from property insurance	327	1,009
Restricted cash received from initial consolidation of VIE	18,201	—
Net cash provided by (used in) investing activities	(49,626)	(36,994)
Cash Flows from Financing Activities
Borrowings on indebtedness	99,655	—
Repayments of indebtedness	(257,473)	(11,877)
Payments for loan costs and exit fees	(9,862)	(1,688)
Payments for dividends and distributions	(6,674)	(6,207)
Purchases of common stock	(90)	(118)
Redemption of preferred stock	(53)	—
Payments for derivatives	(14,184)	(5,255)
Proceeds from derivatives	31,037	—
Common stock offering costs	—	(215)
Proceeds from preferred stock offerings	34,680	—
Payments on finance lease liabilities	(192)	—
Net cash provided by (used in) financing activities	(123,156)	(25,360)
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(137,493)	(26,683)
Cash, cash equivalents and restricted cash at beginning of period	559,026	691,644
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$421,533	$664,961

	Six Months Ended June 30,
	2023	2022
Supplemental Cash Flow Information
Interest paid	$158,928	$93,467
Income taxes paid (refunded)	8	4,139
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$17,888	$13,798
Accrued stock offering costs	—	58
Common stock purchases accrued but not paid	—	34
Non-cash preferred stock dividends	61	—
Unsettled proceeds from derivatives	1,412	—
Dividends and distributions declared but not paid	3,378	3,104
Consolidation of VIEs (VIE asset/(liability) additions)	(681)	—
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$417,064	$592,110
Restricted cash at beginning of period	141,962	99,534
Cash, cash equivalents and restricted cash at beginning of period	$559,026	$691,644

Cash and cash equivalents at end of period	$251,547	$537,822
Restricted cash at end of period	167,473	125,995
Cash, cash equivalents and restricted cash at end of period	419,020	663,817
Cash and cash equivalents at end of period included in assets held for sale	2,513	584
Restricted cash at end of period included in assets held for sale	—	560
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$421,533	$664,961
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of June 30, 2023, we held interests in the following assets:
•100 consolidated operating hotel properties, which represent 22,317 total rooms;
•one consolidated hotel property under development through a 32.5% owned investment in a consolidated entity;
•79 hotel condominium units at WorldQuest Resort in Orlando, Florida (“WorldQuest”);
•15.1% ownership in OpenKey, Inc. (“OpenKey”) with a carrying value of approximately $1.8 million; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $8.7 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2023, our 100 hotel properties were leased or owned by our wholly-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. Our 100 operating hotel properties in our consolidated portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 68 of our 100 operating hotel properties and WorldQuest. Third-party management companies manage the remaining hotel properties.
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
815 Commerce Managing Member, LLC (“815 Commerce MM”) is considered to be a VIE, as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. During the second quarter of 2023, the Company funded a $3.0 million default loan to 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. The total amount of balancing deposits required by the property construction lender are up to $9.5 million. In connection with the default loan funding, Ashford Trust obtained the ability to exercise their kick-out rights of the manager of 815 Commerce MM. As a result, Ashford Trust became the primary beneficiary and consolidated 815 Commerce MM as of May 31, 2023. The Company includes the assets and liabilities related to the VIE in the consolidated financial statements. The assets of the VIE can be used only to settle liabilities of that VIE. Creditors (or beneficial interest holders) of the VIE do not have recourse to the Company’s general credit. See note 4.
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Recently Adopted Accounting Standards—In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company applied the optional expedient in evaluating debt modifications converting from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The Company adopted the standards effective December 31, 2022. There was no material impact as a result of this adoption.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended June 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	10	$21,033	$5,227	$1,783	$—	$28,043
Boston, MA Area	2	19,291	1,819	1,621	—	22,731
Dallas / Ft. Worth, TX Area	7	15,887	3,871	1,053	—	20,811
Houston, TX Area	3	7,173	2,694	200	—	10,067
Los Angeles, CA Metro Area	6	21,745	4,500	1,370	—	27,615
Miami, FL Metro Area	2	6,099	2,241	232	—	8,572
Minneapolis - St. Paul, MN Area	2	3,960	1,463	155	—	5,578
Nashville, TN Area	1	15,369	7,598	1,032	—	23,999
New York / New Jersey Metro Area	6	17,279	5,697	925	—	23,901
Orlando, FL Area	2	6,309	407	525	—	7,241
Philadelphia, PA Area	3	6,411	651	276	—	7,338
San Diego, CA Area	2	5,626	349	367	—	6,342
San Francisco - Oakland, CA Metro Area	7	17,865	1,687	705	—	20,257
Tampa, FL Area	2	7,495	2,014	468	—	9,977
Washington D.C. - MD - VA Area	9	39,447	7,274	2,395	—	49,116
Other Areas	36	81,968	14,215	5,979	—	102,162
Orlando WorldQuest	—	958	40	230	—	1,228
Corporate	—	—	—	—	771	771
Total	100	$293,915	$61,747	$19,316	$771	$375,749

	Three Months Ended June 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$17,559	$4,364	$1,183	$—	$23,106
Boston, MA Area	2	15,974	1,492	1,423	—	18,889
Dallas / Ft. Worth, TX Area	7	14,759	2,740	934	—	18,433
Houston, TX Area	3	6,216	2,131	202	—	8,549
Los Angeles, CA Metro Area	6	20,795	4,942	1,354	—	27,091
Miami, FL Metro Area	2	6,531	2,140	268	—	8,939
Minneapolis - St. Paul, MN Area	2	3,129	860	90	—	4,079
Nashville, TN Area	1	15,440	6,686	1,064	—	23,190
New York / New Jersey Metro Area	6	15,249	5,001	670	—	20,920
Orlando, FL Area	2	5,759	382	396	—	6,537
Philadelphia, PA Area	3	6,440	664	262	—	7,366
San Diego, CA Area	2	5,596	256	367	—	6,219
San Francisco - Oakland, CA Metro Area	7	16,986	1,431	756	—	19,173
Tampa, FL Area	2	6,588	1,653	329	—	8,570
Washington D.C. - MD - VA Area	9	35,115	6,581	2,159	—	43,855
Other Areas	36	80,429	12,626	5,591	—	98,646
Orlando WorldQuest	—	1,243	59	314	—	1,616
Disposed properties	1	1,720	308	61	—	2,089
Corporate	—	—	—	—	828	828
Total	100	$275,528	$54,316	$17,423	$828	$348,095

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	10	$40,809	$10,168	$3,273	$—	$54,250
Boston, MA Area	2	27,910	2,754	3,055	—	33,719
Dallas / Ft. Worth, TX Area	7	32,160	9,294	1,994	—	43,448
Houston, TX Area	3	13,987	5,252	481	—	19,720
Los Angeles, CA Metro Area	6	43,348	9,393	2,406	—	55,147
Miami, FL Metro Area	2	14,729	5,078	438	—	20,245
Minneapolis - St. Paul, MN	2	6,355	2,057	434	—	8,846
Nashville, TN Area	1	28,586	14,942	1,724	—	45,252
New York / New Jersey Metro Area	6	29,360	10,572	1,491	—	41,423
Orlando, FL Area	2	13,235	919	1,016	—	15,170
Philadelphia, PA Area	3	10,973	1,179	497	—	12,649
San Diego, CA Area	2	10,340	646	684	—	11,670
San Francisco - Oakland, CA Metro Area	7	33,916	3,804	1,402	—	39,122
Tampa, FL Area	2	17,342	3,997	922	—	22,261
Washington D.C. - MD - VA Area	9	67,467	13,157	4,241	—	84,865
Other Areas	36	154,376	27,455	10,997	—	192,828
Orlando WorldQuest	—	1,977	71	543	—	2,591
Corporate	—	—	—	—	1,429	1,429
Total	100	$546,870	$120,738	$35,598	$1,429	$704,635

	Six Months Ended June 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$31,205	$7,485	$2,349	$—	$41,039
Boston, MA Area	2	21,938	2,630	2,419	—	26,987
Dallas / Ft. Worth, TX Area	7	27,278	6,363	1,853	—	35,494
Houston, TX Area	3	11,783	3,689	392	—	15,864
Los Angeles, CA Metro Area	6	38,501	6,602	2,372	—	47,475
Miami, FL Metro Area	2	14,005	4,186	519	—	18,710
Minneapolis - St. Paul, MN	2	4,942	1,370	174	—	6,486
Nashville, TN Area	1	26,336	12,009	2,030	—	40,375
New York / New Jersey Metro Area	6	23,318	7,447	1,190	—	31,955
Orlando, FL Area	2	11,576	695	751	—	13,022
Philadelphia, PA Area	3	10,274	1,006	473	—	11,753
San Diego, CA Area	2	9,257	419	667	—	10,343
San Francisco - Oakland, CA Metro Area	7	27,343	2,404	1,371	—	31,118
Tampa, FL Area	2	14,211	3,028	624	—	17,863
Washington D.C. - MD - VA Area	9	51,834	9,431	3,471	—	64,736
Other Areas	36	141,976	21,582	10,406	—	173,964
Orlando WorldQuest	—	2,395	107	651	—	3,153
Disposed properties	1	2,686	623	147	—	3,456
Corporate	—	—	—	—	1,440	1,440
Total	100	$470,858	$91,076	$31,859	$1,440	$595,233

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$627,368	$622,759
Buildings and improvements	3,610,472	3,650,464
Furniture, fixtures and equipment	209,506	222,665
Construction in progress	97,558	21,609
Condominium properties	—	9,889
Hilton Marietta finance lease	17,269	18,998
Total cost	4,562,173	4,546,384
Accumulated depreciation	(1,414,596)	(1,428,053)
Investments in hotel properties, net	$3,147,577	$3,118,331
Consolidation of VIE
On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce MM, which is developing the Le Meridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. The hotel property under development is subject to a 99-year lease of the land and building that has been accounted for as a failed sale and leaseback as described below.
The Company determined that 815 Commerce MM is a VIE that is not a business. As such, the Company measured and recognized 100% of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of 815 Commerce MM, at fair value. The Company recognized a gain of $1.1 million that represented the difference between the fair value of the assets and liabilities recognized, the fair value of the non-controlling interest and the previous carrying value of the Company’s investment in 815 Commerce MM. The gain is included in “gain (loss) on consolidation of VIE and disposition of assets” in the consolidated statements of operations.
The following table summarizes the assets and liabilities of 815 Commerce MM that were initially consolidated upon Ashford Trust becoming the primary beneficiary (in thousands):

Land	$4,609
Construction in progress	56,591
Restricted cash	18,201
Deferred costs	92
Indebtedness	(35,052)
Other finance liability	(26,729)
Accounts payable and accrued expenses	(88)
Accrued interest payable	(104)
Noncontrolling interest in consolidated entities	(7,961)
Investment in 815 Commerce MM	$9,559
Other Finance Liability
On November 10, 2021, the 815 Commerce LLC entered into a purchase and sale agreement. Pursuant to the purchase and sale agreement, 815 Commerce LLC sold its land and building in Fort Worth, Texas (the "Property") for $30.4 million. Concurrent with the sale of the Property, 815 Commerce LLC entered into a ninety-nine-year lease agreement (the “Lease Agreement”), whereby 815 Commerce LLC will lease back the Property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, 815 Commerce LLC has a purchase option between 90-180 days prior to the commencement of the 36th lease year.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as there are not alternative assets, substantially the same as the transferred asset, readily available in the marketplace for the repurchase option to qualify as a sale leaseback. Upon consolidation of 815 Commerce LLC in May 2023, the Company utilized a discount rate of 8.2% to determine the fair value of the finance liability. As of June 30, 2023 no depreciation has been recorded as the building is under development. The finance liability of $26.7 million is recognized in “other finance liability” on the Company's consolidated balance sheet as of June 30, 2023.
5. Hotel Disposition and Impairment Charges and Assets Held For Sale
Hotel Disposition
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2022 hotel property disposition. The following table includes condensed financial information from the hotel property disposition that occurred in 2022 for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Total hotel revenue	$2,089	$3,456
Total hotel operating expenses	(1,624)	(2,976)
Property taxes, insurance and other	(150)	(299)
Depreciation and amortization	(593)	(1,203)
Operating income (loss)	(278)	(1,022)
Interest expense and amortization of discounts and loan costs	(394)	(748)
Income (loss) before income taxes	(672)	(1,770)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	6	13
Net income (loss) before income taxes attributable to the Company	$(666)	$(1,757)
Impairment Charges
For the three and six months ended June 30, 2023 and 2022, no impairment charges were recorded.
Assets Held For Sale
On April 17, 2023, the Company entered into a purchase and sale agreement for WorldQuest. As of June 30, 2023, WorldQuest was classified as held for sale. We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. Depreciation and amortization ceased as of the date the assets were deemed held for sale. Since the sale of WorldQuest does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. See note 19.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at June 30, 2023 were as follows:

June 30, 2023
Assets
Investments in hotel properties, net	$7,961
Cash and cash equivalents	2,513
Accounts receivable, net	999
Inventories	49
Prepaid expenses	100
Other assets	29
Due from Ashford Inc., net	2
Assets held for sale	$11,653

Liabilities
Accounts payable and accrued expenses	608
Liabilities related to assets held for sale	$608
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of June 30, 2023, the Company has made investments in OpenKey totaling approximately $5.5 million.
At December 31, 2022, the Company held an investment in 815 Commerce MM of approximately $8.5 million, which is developing the Le Meridien Fort Worth. Our investment was recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and was accounted for under the equity method of accounting as we were deemed to have significant influence over the entity under the applicable accounting guidance. During the second quarter of 2023, Ashford Trust obtained the ability to exercise their kick-out rights of the manager of 815 Commerce MM. As a result, Ashford Trust became the primary beneficiary and consolidated 815 Commerce MM. See note 2. As a result of consolidating 815 Commerce MM, the Company’s investment is no longer reflected in “investments in unconsolidated entities” on the consolidated balance sheet.
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
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	June 30, 2023	December 31, 2022
Carrying value of the investment in OpenKey (in thousands)	$1,801	$2,103
Ownership interest in OpenKey	15.1%	15.1%
Carrying value of the Meritage Investment (in thousands)	$8,716	$8,991

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OpenKey	$(152)	$(151)	$(302)	$(304)
Meritage Investment	(29)	—	(275)	—
	$(181)	$(151)	$(577)	$(304)
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any other-than-temporary impairment is recorded in equity in earnings (loss) of unconsolidated entities. No impairment charges were recorded during the three and six months ended June 30, 2023 and 2022.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

							June 30, 2023	December 31, 2022
Indebtedness	Collateral		Maturity	Interest Rate (1)		Default Rate (2)	Debt Balance	Debt Balance
Mortgage loan (5)	1	hotel	June 2023	LIBOR(3) +	2.45%	n/a	$—	$73,450
Mortgage loan (6)	7	hotels	June 2023	LIBOR(3) +	3.65%	4.00%	180,720	180,720
Mortgage loan (6)	7	hotels	June 2023	LIBOR(3) +	3.39%	4.00%	174,400	174,400
Mortgage loan (6)	5	hotels	June 2023	LIBOR(3) +	3.68%	4.00%	215,120	215,120
Mortgage loan (5)	1	hotel	November 2023	SOFR(4) +	2.80%	n/a	—	25,000
Mortgage loan (7)	17	hotels	November 2023	LIBOR(3) +	3.13%	n/a	415,000	415,000
Mortgage loan (8)	1	hotel	December 2023	SOFR(4) +	2.85%	n/a	15,214	15,290
Mortgage loan	1	hotel	January 2024		5.49%	n/a	6,269	6,345
Mortgage loan	1	hotel	January 2024		5.49%	n/a	9,149	9,261
Term loan (9)		Equity	January 2024		14.00%	n/a	195,959	195,959
Mortgage loan (10)	8	hotels	February 2024	LIBOR(3) +	3.17%	n/a	345,000	395,000
Mortgage loan (11)	2	hotels	March 2024	LIBOR(3) +	2.75%	n/a	240,000	240,000
Mortgage loan (12)	19	hotels	April 2024	LIBOR(3) +	3.47%	n/a	862,027	907,030
Mortgage loan	1	hotel	May 2024		4.99%	n/a	5,691	5,819
Mortgage loan (13)	1	hotel	June 2024	SOFR(4) +	2.00%	n/a	8,881	8,881
Mortgage loan (14)	5	hotels	June 2024	LIBOR(3) +	3.86%	n/a	158,689	221,040
Mortgage loan (15)	5	hotels	June 2024	LIBOR(3) +	4.15%	n/a	262,640	262,640
Mortgage loan (16)	5	hotels	June 2024	LIBOR(3) +	2.85%	n/a	160,000	160,000
Mortgage loan	2	hotels	August 2024		4.85%	n/a	11,048	11,172
Mortgage loan	3	hotels	August 2024		4.90%	n/a	22,101	22,349
Mortgage loan (17)	1	hotel	November 2024	LIBOR(3) +	4.65%	n/a	—	85,552
Mortgage loan (17)	1	hotel	November 2024	SOFR(4) +	4.76%	n/a	86,000	—
Mortgage loan (18)	1	hotel	December 2024	SOFR(4) +	4.00%	n/a	37,000	37,000
Mortgage loan	3	hotels	February 2025		4.45%	n/a	46,303	46,918
Mortgage loan	1	hotel	March 2025		4.66%	n/a	23,036	23,326
Mortgage loan (19)	1	hotel	August 2025	SOFR(4) +	3.91%	n/a	98,000	98,000
Mortgage loan (5)	2	hotels	May 2026	SOFR(4) +	4.00%	n/a	98,450	—
							3,676,697	3,835,272
Bridge loan (20) (22)	1	hotel	November 2023		5.00%	n/a	19,889	—
Environmental loan (22)	1	hotel	April 2024		10.00%	n/a	510	—
TIF loan (22)	1	hotel	July 2024		4.75%	n/a	5,609	—
Construction loan (21) (22)	1	hotel	May 2033	LIBOR(3) +	8.39%	n/a	10,607	—
							36,615	—
Total indebtedness							3,713,312	3,835,272
Premiums (discounts), net							(12,225)	(20,249)
Capitalized default interest and late charges							3,494	8,363
Deferred loan costs, net							(11,339)	(8,530)
Embedded debt derivative							22,660	23,687
Indebtedness, net							$3,715,902	$3,838,543
_____________________________
(1)    Interest rates do not include default or late payment rates in effect on some mortgage loans.
(2)     Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of June 30, 2023. The default rate is accrued in addition to the stated interest rate.
(3)    LIBOR rates were 5.218% and 4.392% at June 30, 2023 and December 31, 2022, respectively.
(4)    SOFR rates were 5.141% and 4.358% at June 30, 2023 and December 31, 2022, respectively.
(5)    On May 19, 2023, we refinanced this mortgage loan with a new $98.5 million mortgage loan with a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of SOFR + 4.00% and has a SOFR floor of 0.50%.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(6)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period ended in June 2022. The paydown that was required in order to exercise the fourth one-year extension option was not made. As a result, effective June 9, 2023, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations.
(7)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in November 2022.
(8)    This loan has two one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in December 2022.
(9)     This term loan has two one-year extension options, subject to satisfaction of certain conditions. Effective January 15, 2023, the interest rate decreased from 16% to 14% in accordance with the terms and conditions of the loan agreement.
(10)    On February 9, 2023, we amended this mortgage loan. Terms of the amendment included a principal pay down of $50.0 million, and the variable interest rate increased from LIBOR + 3.07% to LIBOR + 3.17%. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in February 2023.
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
(13)    This mortgage loan has a SOFR floor of 2.00%.
(14) This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began effective June 2023. In accordance with exercising the extension option, we repaid $62.4 million of principal and the variable interest rate increased from LIBOR + 3.73% to LIBOR + 3.86%.
(15)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in June 2023. In accordance with exercising the extension option, the interest rate increased from LIBOR + 4.02% to LIBOR + 4.15%. On July 5, 2023, we repaid $25.6 million of principal, reducing the outstanding principal balance to $237.1 million, in accordance with exercising the fourth extension option.
(16)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began effective June 2023. In accordance with exercising the extension option, the interest rate increased from LIBOR + 2.73% to LIBOR + 2.85%. On July 7, 2023, we repaid $41.0 million of principal, reducing the outstanding principal balance to $119.0 million, in accordance with exercising the fourth extension option.
(17)    On January 27, 2023, we drew the remaining $449,000 of the $2.0 million additional funding available to replenish restricted cash balances in accordance with the terms of the mortgage loan. Effective June 30, 2023, we replaced the variable interest rate of LIBOR + 4.65% with SOFR + 4.76% in accordance with the terms and conditions of the loan agreement. This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(18)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 0.50%.
(19)    This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions.
(20)     This loan has one six-month extension option, subject to satisfaction of certain conditions.
(21)    In accordance with the terms of the loan agreement, this loan converts to a term loan effective August 2023. Upon the term loan effective date, this loan will bear interest at a fixed rate of 6.81% plus the higher of the a) five-year swap rate and b) 0.94%. The term loan matures in May 2033.
(22)    This loan is associated with 815 Commerce MM. See discussion in notes 2, 4 and 6.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2023	2022	2023	2022
Interest expense and amortization of discounts and loan costs	$(4,657)	$(2,913)	$(8,830)	$(5,611)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the years ended December 31, 2021 and 2020 the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of the capitalized principal that was amortized during the three and six months ended June 30, 2023 and 2022, was $1.8 million and $3.8 million and $4.9 million and $7.6 million, respectively. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
On June 21, 2023, the Company and Ashford Hospitality Limited Partnership (the “Borrower”), an indirect subsidiary of the Company, entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders”) and Oaktree Fund Administration, LLC. Amendment No. 2, subject to the conditions set forth therein, provides that, among other things:

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(i)    the Delayed Draw Term Loan (“DDTL”) commitment expiration date will be July 7, 2023, or such earlier date that the Borrower makes an Initial DDTL draw to be used by the Borrower to prepay certain mortgage indebtedness;
(ii)    notwithstanding the occurrence of the DDTL commitment expiration date, up to $100,000,000 of Initial DDTLs will be made available by the Lenders for a period of twelve (12) months ending July 7, 2024, subject to the Borrower paying an unused fee of 9% per annum on the undrawn amount;
(iii)    Ashford Trust and the Borrower will be permitted to make certain restricted payments, including without limitation dividends on Ashford Trust’s preferred stock, without having to maintain unrestricted cash in an amount not less than the sum of (x) $100,000,000 plus (y) the aggregate principal amount of DDTLs advanced prior to the date thereof or contemporaneously therewith;
(iv)    a default on certain pool mortgage loans will not be counted against the $400,000,000 mortgage debt threshold amount;
(v)    for purposes of the mortgage debt threshold amount, a certain mortgage loan, with a current aggregate principal amount of $415,000,000, will be deemed to have a principal amount of $400,000,000; and
(vi)    when payable by the Borrower under the Credit Agreement, at least 50% of the exit fee shall be paid as a cash exit fee.
The KEYS mortgage loans were entered into on June 13, 2018, each of which had a two-year initial term and five one-year extension options. In order to qualify for a one-year extension in June of 2023, each KEYS loan pool was required to achieve a certain debt yield test. The Company extended its KEYS Pool C loan with a paydown of approximately $62.4 million, its KEYS Pool D loan with a paydown of approximately $25.6 million, and its KEYS Pool E loan with a paydown of approximately $41.0 million. On June 9, 2023 the Company received a thirty-day extension to satisfy the extension conditions in order to negotiate modifications to the respective extension tests. Subsequent to June 30, 2023 the Company elected not to make the required paydowns to extend its KEYS Pool A loan ($180.7 million debt balance with a book value of collateral of $124.1 million), KEYS Pool B loan ($174.4 million debt balance with a book value of collateral of $116.0 million) and KEYS Pool F loan ($215.1 million debt balance with a book value of collateral of $160.2 million), thereby defaulting on such loans. Below is a summary of the hotel properties securing the KEYS mortgage loans:
KEYS A Loan Pool
Courtyard Columbus Tipton Lakes – Columbus, IN
Courtyard Old Town – Scottsdale, AZ
Residence Inn Hughes Center – Las Vegas, NV
Residence Inn Phoenix Airport – Phoenix, AZ
Residence Inn San Jose Newark – Newark, CA
SpringHill Suites Manhattan Beach – Hawthorne, CA
SpringHill Suites Plymouth Meeting – Plymouth Meeting, PA
KEYS B Loan Pool
Courtyard Basking Ridge – Basking Ridge, NJ
Courtyard Newark Silicon Valley – Newark, CA
Courtyard Oakland Airport – Oakland, CA
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
KEYS C Loan Pool
Hyatt Coral Gables – Coral Gables, FL
Hilton Ft. Worth – Fort Worth, TX
Hilton Minneapolis Airport – Bloomington, MN
Sheraton San Diego – San Diego, CA
Sheraton Bucks County, PA – Langhorne, PA

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
KEYS D Loan Pool
Marriott Beverly Hills – Los Angeles, CA
One Ocean Resort – Atlantic Beach, FL
Marriott Suites Dallas – Dallas, TX
Hilton Santa Fe – Santa Fe, NM
Embassy Suites Dulles – Herndon, VA
KEYS E Loan Pool
Marriott Fremont – Fremont, CA
Embassy Suites Philadelphia – Philadelphia, PA
Marriott Memphis – Memphis, TN
Sheraton Anchorage – Anchorage, AK
Lakeway Resort Austin – Lakeway, TX
KEYS F Loan Pool
Embassy Suites Flagstaff – Flagstaff, AZ
Embassy Suites Walnut Creek – Walnut Creek, CA
Marriott Bridgewater – Bridgewater, NJ
Marriott Research Triangle Park – Durham, NC
W Atlanta Downtown – Atlanta, GA
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
Effective June 30, 2023, LIBOR is no longer published. Accordingly all variable interest rate mortgage loans held by the Company that used the LIBOR index transitioned to SOFR beginning on July 1, 2023. Not all lenders will execute loan amendment documents and instead will defer to original loan documents that dictate changes in index rates.
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of June 30, 2023, we were in compliance with all covenants related to mortgage loans, with the exception of the KEYS Pools A, KEYS Pool B and KEYS Pool F mortgage loans discussed above. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”). The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
In conjunction with the development of the Le Meridien in Fort Worth, Texas, which was consolidated as of May 31, 2023, the Company recorded $566,000 of capitalized interest during the three and six months ended June 30, 2023, which is included in “investment in hotel properties, net” in our consolidated balance sheets. The total amount of capitalized interest on the development was $6.0 million as of June 30, 2023. See note 4.
8. Notes Receivable, Net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	June 30, 2023	December 31, 2022
Certificate of Occupancy Note (1) (3)
Face amount	7.0%	$5,250	$5,250
Discount (2)		(9)	(188)
Notes receivable, net		$5,241	$5,062
____________________________________
(1)    The outstanding principal balance and all accrued and unpaid interest is due and payable on or before July 9, 2025. The note was paid in full on July 14, 2023.
(2)    The discount represents the imputed interest during the interest-free period. Interest begins accruing on July 9, 2023.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(3)    The note receivable is secured by the 1.65-acre land parcel adjacent to the Hilton St. Petersburg Bayfront.
No cash interest income was recorded for the three and six months ended June 30, 2023 and 2022.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2023	2022	2023	2022
Other income (expense)	$90	$84	$179	$166
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

	Imputed Interest Rate	June 30, 2023	December 31, 2022
Deferred Receivable
Face amount	10.0%	$1,500	$1,500
Discount (1)		(176)	(240)
		$1,324	$1,260
_______________
(1)    The discount represents the imputed interest during the interest-free period.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Line Item	2023	2023
Other income (expense)	$32	$64
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three and six months ended June 30, 2023 and 2022.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Six Months Ended June 30,
	2023		2022
Interest rate caps:
Notional amount (in thousands)	$1,704,167	(1)	$2,873,651	(1)
Strike rate low end of range	4.00%		3.00%
Strike rate high end of range	6.90%		4.00%
Effective date range	February 2023 - June 2023		January 2022 - June 2022
Termination date range	February 2024 - June 2025		January 2023 - July 2023
Total cost (in thousands)	$14,184		$5,255
_______________
(1)These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	June 30, 2023		December 31, 2022
Interest rate caps:
Notional amount (in thousands)	$4,168,907	(1)	$3,549,941	(1)
Strike rate low end of range	2.00%		2.00%
Strike rate high end of range	6.90%		5.50%
Termination date range	July 2023 - June 2025		January 2023 - January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$2,355,380		$3,505,242
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
10. Fair Value Measurements
Fair Value Hierarchy—For disclosure purposes, financial instruments, whether measured at fair value on a recurring or nonrecurring basis or not measured at fair value, are classified in a hierarchy consisting of three levels based on the observability of valuation inputs in the marketplace as discussed below:
•Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally are obtained from exchange or dealer markets.
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
The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rose above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (SOFR forward curves) and volatilities (Level 2 inputs). We also incorporate credit

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
valuation adjustments (Level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2023, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 5.141% to 3.686% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the June 30, 2023 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the remaining term was determined based on the expected remaining term of the related note with embedded features subject to valuation (as of the respective valuation date);
•the Company’s equity volatility estimate was based on the historical equity volatility of the Company, based on the remaining expected term of the respective loans;
•the risk-free rate was the discount rate utilized in the valuation and was determined based on reference to market yields for U.S. treasury debt instruments with similar terms;
•the recovery rate assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of June 30, 2023.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at December 31, 2021	$27,906
Re-measurement of fair value	(932)
Balance at March 31, 2022	26,974
Re-measurement of fair value	(2,977)
Balance at June 30, 2022	23,997
Re-measurement of fair value	(719)
Balance at September 30, 2022	23,278
Re-measurement of fair value	409
Balance at December 31, 2022	23,687
Re-measurement of fair value	934
Balance at March 31, 2023	24,621
Re-measurement of fair value	(1,961)
Balance at June 30, 2023	$22,660
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$36,532	$—	$36,532	(1)
Total	$—	$36,532	$—	$36,532
Liabilities
Embedded debt derivative	$—	$—	$(22,660)	$(22,660)	(2)
Net	$—	$36,532	$(22,660)	$13,872

December 31, 2022:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$47,182	$—	$47,182	(1)
Total	$—	$47,182	$—	$47,182
Liabilities
Embedded debt derivative	$—	$—	$(23,687)	$(23,687)	(2)
Net	$—	$47,182	$(23,687)	$23,495
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2023		2022
Assets
Derivative assets:
Interest rate derivatives - caps	$10,621		$3,097
Total	$10,621		$3,097
Liabilities
Derivative liabilities:
Embedded debt derivative	$1,962		$2,977
Net	$12,583		$6,074

Total combined
Interest rate derivatives - caps	$(1,345)		$3,097
Embedded debt derivative	1,962		2,977
Unrealized gain (loss) on derivatives	617	(1)	6,074	(1)
Realized gain (loss) on interest rate caps	11,966	(1) (2)	—
Net	$12,583		$6,074
____________________________________
(1)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Represents settled and unsettled payments from counterparties on interest rate caps.

	Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2023		2022
Assets
Derivative assets:
Interest rate derivatives - caps	$6,141		$5,376
Total	$6,141		$5,376

Liabilities
Derivative liabilities:
Embedded debt derivative	$1,027		$3,909
Net	$7,168		$9,285

Total combined
Interest rate derivatives - caps	$(15,352)		$5,376
Embedded debt derivative	1,027		3,909
Unrealized gain (loss) on derivatives	(14,325)	(1)	9,285	(1)
Realized gain (loss) on interest rate caps	21,493	(1) (2)	—
Net	$7,168		$9,285
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

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$36,532	$36,532	$47,182	$47,182
Financial liabilities measured at fair value:
Embedded debt derivative	$22,660	$22,660	$23,687	$23,687

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$254,060	$254,060	$417,064	$417,064
Restricted cash	167,473	167,473	141,962	141,962
Accounts receivable, net (1)	58,382	58,382	49,809	49,809
Notes receivable, net	5,241	4,979 to 5,503	5,062	4,809 to 5,315
Due from Ashford Inc., net	—	—	486	486
Due from related parties, net	2,731	2,731	6,570	6,570
Due from third-party hotel managers	19,035	19,035	22,462	22,462

Financial liabilities not measured at fair value:
Indebtedness	$3,701,087	$3,374,340 to $3,729,533	$3,815,023	$3,500,635 to $3,869,122
Accounts payable and accrued expenses (1)	134,773	134,773	115,970	115,970
Accrued interest payable	15,602	15,602	15,287	15,287
Dividends and distributions payable	3,378	3,378	3,118	3,118
Due to Ashford Inc., net (1)	8,030	8,030	—	—
Due to third-party hotel managers	1,459	1,459	1,319	1,319
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of June 30, 2023.
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $5.2 million at June 30, 2023 and approximately 95.0% to 105.0% of the carrying value of $5.1 million at December 31, 2022. This is considered a Level 2 valuation technique.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 91.2% to 100.8% of the carrying value of $3.7 billion at June 30, 2023 and approximately 91.8% to 101.4% of the carrying value of $3.8 billion at December 31, 2022. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(24,608)	$(6,170)	$(85,530)	$(61,600)
Less: dividends on preferred stock	(3,752)	(3,104)	(6,995)	(6,207)
Less: deemed dividends on redeemable preferred stock	(826)	—	(1,233)	—
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(29,186)	$(9,274)	$(93,758)	$(67,807)

Weighted average common shares outstanding:
Weighted average shares outstanding - basic and diluted	34,429	34,330	34,385	34,300

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.85)	$(0.27)	$(2.73)	$(1.98)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(0.85)	$(0.27)	$(2.73)	$(1.98)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(349)	$(76)	$(949)	$(448)
Dividends on preferred stock - Series J (inclusive of deemed dividends)	1,420	—	1,933	—
Dividends on preferred stock - Series K (inclusive of deemed dividends)	54	—	88	—
Total	$1,125	$(76)	$1,072	$(448)

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of operating partnership units	400	281	367	258
Effect of assumed issuance of shares for term loan exit fee	1,745	1,745	1,745	1,745
Effect of assumed conversion of preferred stock - Series J	6,764	—	4,111	—
Effect of assumed conversion of preferred stock - Series K	344	—	203	—
Total	9,253	2,026	6,426	2,003
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
In March 2023, the Company granted approximately 282,000 Performance LTIP units, representing 250% of the target, and a vesting period of approximately three years. During the second quarter, the Company’s stockholders approved an increase to the incentive stock plan, which is sufficient to cover the expected settlements. The 2023 awards, which were originally classified as liability awards, are now classified as equity awards, within temporary equity, which resulted in a remeasurement of the award at a new fair value of $4.93 per share.
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
As of June 30, 2023, there were approximately 1.6 million Performance LTIP units outstanding, representing 250% of the target number granted for the 2021, 2022 and 2023 grants.
In May 2023, approximately 112,000 LTIP units were issued to independent directors with a fair value of approximately $475,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2023.
As of June 30, 2023, we have issued a total of approximately 2.1 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 1.5 million Performance LTIP units and 118,000 LTIP units have reached full economic parity with, and are convertible into, common units upon vesting.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	June 30, 2023	December 31, 2022
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$22,409	$21,550
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$185,194	$184,625
Ownership percentage of operating partnership	1.14%	0.91%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$349	$76	$949	$448
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
In May 2023, approximately 22,000 shares of common stock were issued to independent directors with a fair value of approximately $95,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2023.
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
In March 2023, 165,000 PSUs with a vesting period of approximately three years were granted. The 2023 awards may be settled in cash or shares of common stock of the Company solely at the option of the Company. During the second quarter, the Company’s stockholders approved an increase to the incentive stock plan, which is sufficient to cover the expected settlements. The 2023 awards, which were originally classified as liability awards, are now classified as equity awards, which resulted in a remeasurement of the award at a new fair value of $811,000.

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
Stock Repurchases—On April 6, 2022 the board of directors approved a stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors authorized in December 2017. No shares of our common stock or preferred stock were repurchased subject to the repurchase program during the three and six months ended June 30, 2023 and 2022, respectively.
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
Holders of the Series J Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series J Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive and the number of directors then constituting the board shall be increased by two and the holders of such shares of Series J Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series J Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
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
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Series J Preferred Stock shares issued (1)	1,073	1,487
Net proceeds	$24,132	$33,458
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	June 30, 2023	December 31, 2022
Series J Preferred Stock	$36,224	$2,004
Cumulative adjustments to Series J Preferred Stock (1)	$2,108	$926
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Series J Preferred Stock	$618	$751

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption activities of Series J Preferred stock is summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Series J Preferred Stock shares redeemed	2	2
Redemption amount, net of redemption fees	$53	$53
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
Holders of the Series K Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series K Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive, and the number of directors then constituting the board shall be increased by two and the holders of such shares of Series K Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series K Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
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
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Series K Preferred Stock shares issued (1)	38	70
Net proceeds	$909	$1,696
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	June 30, 2023	December 31, 2022
Series K Preferred Stock	$1,766	$44
Cumulative adjustments to Series K Preferred Stock (1)	$71	$20
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Series K Preferred Stock	$30	$37
16. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty J. Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc.
Under our advisory agreement, we pay advisory fees to Ashford LLC. Advisory fees consist of base fees and incentive fees. We pay a monthly base fee in an amount equal to 1/12 of (i) 0.70% of the Total Market Capitalization (as defined in our advisory agreement) of the Company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined in our advisory agreement), if any, on the last day of the prior month during which the advisory agreement was in effect; provided, however in no event shall the Base Fee (as defined in our advisory agreement) for any month be less than the Minimum Base Fee as provided by the advisory agreement. The Company shall pay the Base Fee or the Minimum Base Fee (as defined in our advisory agreement) on the fifth business day of each month.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advisory services fee
Base advisory fee	$8,249	$8,613	$16,718	$17,348
Reimbursable expenses (1)	3,065	2,364	6,292	4,935
Equity-based compensation (2)	955	1,451	2,245	3,380
Incentive fee	—	(151)	—	—
Total advisory services fee	$12,269	$12,277	$25,255	$25,663
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
On September 27, 2022, an agreement was entered into by Ashford Inc., Ashford Trust and Braemar pursuant to which the Advisor is to implement the REITs cash management strategies. This will include actively managing the REITs excess cash by primarily investing in short-term U.S. Treasury securities. The annual fee is 20 bps of the average daily balance of the funds managed by the advisor and is payable monthly in arrears.
Due to Ashford Inc., net as of June 30, 2023, includes a $1.2 million security deposit paid to Remington Hotel Corporation (“RHC”) for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination. As of December 31, 2022, RHC was indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. and the $1.2 million security deposit was included in “due from related parties, net.” On January 3, 2023, Ashford Inc. acquired RHC.
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
On March 20, 2020, Lismore Capital II LLC (“Lismore”), a subsidiary of Ashford Inc., entered into an agreement with the Company to seek modifications, forbearances or refinancings of the Company’s loans (as amended and restated on July 1, 2020, the “Lismore Agreement”). For the three and six months ended June 30, 2022, the Company recognized expense of $0 and $643,000, which is included in “write off of premium, loan costs and exit fees.” The Lismore Agreement expired on April 6, 2022.
During June 2023, we entered into various 12-month agreements with Lismore to seek modifications or refinancings of certain mortgage loans of the Company. For the three and six months ended June 30, 2023, we incurred fees of approximately $525,000 to Lismore in nonrefundable work fees. The unamortized fees are included in “other assets” on the consolidated balance sheet, and are amortized on a straight line basis over the term of the agreements.
In addition to the above agreements, we incurred fees from Lismore of $511,000 and $906,000 for the three and six months ended June 30, 2023, respectively and $690,000 and $690,000 for the three and six months ended June 30, 2022, respectively.
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”) with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs were allocated 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate preferred equity offerings raised, or June 10, 2023, there will be a true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
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
During the year ended December 31, 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities. As of December 31, 2022, Ashford Trust had funded approximately $6.2 million of which $126,000 of the pre-funded amount was included in “other assets” and $5.9 million was included in “due from Ashford Inc., net” on our consolidated balance sheet. In March 2023, Ashford Inc. paid $6.1 million to Ashford Trust as a result of the contribution true-up between the entities described above. As of June 30, 2023, Ashford Trust has funded

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
approximately $153,000 and has a $1.2 million payable that is included in “due to Ashford Inc., net” on our consolidated balance sheet.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2023	2022	2023	2022
Corporate, general and administrative	$981	$664	$1,100	$1,191
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
Hotel Management Services
At June 30, 2023, Remington Hospitality managed 68 of our 100 hotel properties and the WorldQuest condominium properties.
We pay monthly hotel management fees equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services.
17. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2023, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 6% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at June 30, 2023, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2024 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2023	2022	2023	2022
Other hotel expenses	$17,451	$16,561	$33,063	$28,173
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2023, we pay monthly hotel management fees equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2025 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May 2023 the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. The trial court set a due date of August 7, 2023 for the briefs. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2023, no amounts have been accrued.
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
Lender Balancing Deposits—815 Commerce MM is considered to be a VIE, as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. During the second quarter of 2023, the Company funded a $3.0 million default loan to 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. The total amount of balancing deposits required by the property construction lender are up to $9.5 million.
18. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of June 30, 2023 and December 31, 2022, all of our hotel properties were domestically located.
19. Subsequent Events
On July 14, 2023, the Company received proceeds of approximately $5.3 million from a note receivable (see note 8). The proceeds were used to pay down the respective mortgage balance.
On August 1, 2023, the Company completed the sale of the WorldQuest Resort in Orlando, Florida for $14.8 million. The carrying value of the land, building and furniture, fixtures and equipment was approximately $8.0 million at June 30, 2023.

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
•actual and potential conflicts of interest with Ashford LLC, Remington Hospitality, Premier, Braemar, our executive officers and our non-independent directors;
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
EXECUTIVE OVERVIEW
General
As of June 30, 2023, our portfolio consisted of 100 consolidated operating hotel properties which represents 22,317 total rooms. Currently, all of our hotel properties are located in the United States.
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•maintaining significant cash and cash equivalents liquidity;
•opportunistically exchanging preferred stock into common stock;
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
•pursuing opportunistic value-add additions to our hotel portfolio; and
•making other investments or divestitures that our board of directors deems appropriate.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2023, Remington Hospitality, a subsidiary of Ashford Inc., managed 68 of our 100 hotel properties and WorldQuest. Third-party management companies managed the remaining hotel properties.
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

Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of June 30, 2023, owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 19.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which along with all unpaid and accrued and accumulated dividends thereon, is convertible (at a conversion price of $117.50 per share) into an additional approximate 4,151,053 shares of Ashford Inc. common stock, which if converted as of June 30, 2023, would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.6%; provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Recent Developments
On April 6, 2023, the Company extended its BAML Highland mortgage loan to April 2024. As part of the extension, the Company repaid $45.0 million in principal and the interest rate increased from LIBOR + 3.20% to LIBOR + 3.47%.
On May 19, 2023, we refinanced our $73.5 million mortgage, secured by the Hilton Alexandria and our $25.0 million mortgage, secured by the La Posada de Santa Fe. The new mortgage loan totals $98.5 million. The mortgage loan is interest only and provides for an interest rate of SOFR + 4.00%. The stated maturity is May 2026 with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Hilton Alexandria and the La Posada de Santa Fe.
On June 9, 2023, the Company exercised a one-year extension option for its Keys Pool C mortgage loan to extend the loan to June 2024. As part of the extension, the Company repaid approximately $62.4 million in principal.
On June 21, 2023, the Company and Ashford Hospitality Limited Partnership (the “Borrower”), an indirect subsidiary of the Company, entered into Amendment No. 2 with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders”) and Oaktree Fund Administration, LLC. Amendment No. 2, subject to the conditions set forth therein, provides that, among other things:
(i)    the DDTL Commitment Expiration Date (as defined in the Credit Agreement) will be July 7, 2023, or such earlier date that the Borrower makes an Initial DDTL (as defined in the Credit Agreement) draw to be used by the Borrower to prepay certain mortgage indebtedness;
(ii)    notwithstanding the occurrence of the DDTL Commitment Expiration Date, up to $100,000,000 of Initial DDTLs will be made available by the Lenders for a period of twelve (12) months ending July 7, 2024, subject to the Borrower paying an unused fee of 9% per annum on the undrawn amount;
(iii)    Ashford Trust and the Borrower will be permitted to make certain Restricted Payments (as defined in the Credit Agreement), including without limitation dividends on Ashford Trust’s preferred stock, without having to maintain Unrestricted Cash (as defined in the Credit Agreement) in an amount not less than the sum of (x) $100,000,000 plus (y) the aggregate principal amount of DDTLs advanced prior to the date thereof or contemporaneously therewith;
(iv)    a default on certain pool mortgage loans will not be counted against the $400,000,000 Mortgage Debt Threshold Amount (as defined in the Credit Agreement);
(v)    for purposes of the Mortgage Debt Threshold Amount, a certain mortgage loan, with a current aggregate principal amount of $415,000,000, will be deemed to have a principal amount of $400,000,000; and
(vi)    when payable by the Borrower under the Credit Agreement, at least 50% of the Exit Fee (as defined in the Credit Agreement) shall be paid as a Cash Exit Fee (as defined in the Credit Agreement).
Effective June 30, 2023, LIBOR is no longer published. Accordingly all variable interest rate mortgage loans held by the Company that used the LIBOR index transitioned to SOFR beginning on July 1, 2023. Not all lenders will execute loan amendment documents and instead will defer to original loan documents that dictate changes in index rates.
The KEYS mortgage loans were entered into on June 13, 2018, each of which had a two-year initial term and five one-year extension options. In order to qualify for a one-year extension in June of 2023, each KEYS loan pool was required to achieve a certain debt yield test. The Company extended its KEYS Pool C loan with a paydown of approximately $62.4 million, its KEYS Pool D loan with a paydown of approximately $25.6 million, and its KEYS Pool E loan with a paydown of approximately $41.0 million. On June 9, 2023 the Company received a thirty day extension to satisfy the extension conditions in order to negotiate modifications to the respective extension tests. Subsequent to June 30, 2023 the Company elected not to make the required paydowns to extend its KEYS Pool A loan, KEYS Pool B loan and KEYS Pool F loan, thereby defaulting on such loans. The Company is currently in discussions with its lenders on these loan pools seeking modifications to the extension tests; however, it appears that the most likely outcome will be a consensual transfer of these hotels to the respective lenders. Below is a summary of the hotel properties securing the KEYS mortgage loans:
KEYS A Loan Pool
Courtyard Columbus Tipton Lakes – Columbus, IN
Courtyard Old Town – Scottsdale, AZ
Residence Inn Hughes Center – Las Vegas, NV
Residence Inn Phoenix Airport – Phoenix, AZ
Residence Inn San Jose Newark – Newark, CA
SpringHill Suites Manhattan Beach – Hawthorne, CA
SpringHill Suites Plymouth Meeting – Plymouth Meeting, PA
KEYS B Loan Pool
Courtyard Basking Ridge – Basking Ridge, NJ
Courtyard Newark Silicon Valley – Newark, CA
Courtyard Oakland Airport – Oakland, CA
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
KEYS C Loan Pool
Hyatt Coral Gables – Coral Gables, FL
Hilton Ft. Worth – Fort Worth, TX
Hilton Minneapolis Airport – Bloomington, MN
Sheraton San Diego – San Diego, CA
Sheraton Bucks County, PA – Langhorne, PA
KEYS D Loan Pool
Marriott Beverly Hills – Los Angeles, CA
One Ocean Resort – Atlantic Beach, FL
Marriott Suites Dallas – Dallas, TX
Hilton Santa Fe – Santa Fe, NM
Embassy Suites Dulles – Herndon, VA
KEYS E Loan Pool
Marriott Fremont – Fremont, CA
Embassy Suites Philadelphia – Philadelphia, PA
Marriott Memphis – Memphis, TN
Sheraton Anchorage – Anchorage, AK
Lakeway Resort Austin – Lakeway, TX
KEYS F Loan Pool
Embassy Suites Flagstaff – Flagstaff, AZ
Embassy Suites Walnut Creek – Walnut Creek, CA
Marriott Bridgewater – Bridgewater, NJ
Marriott Research Triangle Park – Durham, NC
W Atlanta Downtown – Atlanta, GA
On August 1, 2023, the Company completed the sale of the WorldQuest Resort in Orlando, Florida for $14.8 million. The carrying value of the land, building and furniture, fixtures and equipment was approximately $8.0 million at June 30, 2023.
On August 1, 2023, the Company issued a press release and on August 2, 2023 filed a Current Report on Form 8-K announcing its financial results for the second quarter ended June 30, 2023. In such press release and Current Report, the Company’s consolidated financial position and consolidated results of operations included the preliminary consolidation of a variable interest entity (“VIE”) of which the Company initially became the primary beneficiary. Subsequent to the issuance of the press release and Current Report the Company revised the accounting for this consolidation. This revision resulted in various changes to the consolidated balance sheet. In addition, this also resulted in a gain on consolidation of VIE of approximately $1.1 million included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2023. The effect of this entry was to decrease the loss attributable to common stockholders and increase EBITDA by the amount of the gain. There was no change to EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO for the three and six months ended June 30, 2023. See notes 2 and 4 to the consolidated financial statements in this Quarterly Report.
On August 8, 2023, the board of directors of the Company approved amendments to the Company’s Second Amended and Restated Bylaws, as amended. See Part II, Item 5 for a description of the amendments.

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

The following table summarizes the changes in key line items from our consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2023	2022	2023 to 2022	2023	2022	2023 to 2022
Total revenue	$375,749	$348,095	$27,654	$704,635	$595,233	$109,402
Total hotel expenses	(240,677)	(221,156)	(19,521)	(465,795)	(397,934)	(67,861)
Property taxes, insurance and other	(18,998)	(17,289)	(1,709)	(35,535)	(33,748)	(1,787)
Depreciation and amortization	(47,154)	(50,896)	3,742	(95,009)	(103,016)	8,007
Advisory service fee	(12,269)	(12,277)	8	(25,255)	(25,663)	408
Corporate, general and administrative	(4,904)	(4,510)	(394)	(7,516)	(7,614)	98
Gain (loss) on consolidation of VIE and disposition of assets	1,077	181	896	1,053	284	769
Operating income (loss)	52,824	42,148	10,676	76,578	27,542	49,036
Equity in earnings (loss) of unconsolidated entities	(181)	(151)	(30)	(577)	(304)	(273)
Interest income	2,310	526	1,784	4,867	577	4,290
Other income (expense)	109	84	25	243	185	58
Interest expense and amortization of discounts and loan costs	(89,590)	(48,393)	(41,197)	(171,105)	(91,952)	(79,153)
Write-off of premiums, loan costs and exit fees	(950)	(971)	21	(1,370)	(1,698)	328
Realized and unrealized gain (loss) on derivatives	12,583	6,074	6,509	7,168	9,285	(2,117)
Income tax benefit (expense)	(2,062)	(5,563)	3,501	(2,283)	(5,683)	3,400
Net income (loss)	(24,957)	(6,246)	(18,711)	(86,479)	(62,048)	(24,431)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	349	76	273	949	448	501
Net income (loss) attributable to the Company	$(24,608)	$(6,170)	$(18,438)	$(85,530)	$(61,600)	$(23,930)
All hotel properties held during the three and six months ended June 30, 2023 and 2022 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2023 and 2022. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
Sheraton Ann Arbor (1)	Ann Arbor, MI	Disposition	September 1, 2022
Hilton Marietta (2)	Marietta, GA	Acquisition	December 16, 2022
____________________________________
(1) Referred to as “Hotel Disposition”
(2) Referred to as “Hotel Acquisition”

The following table illustrates the key performance indicators of the 100 operating hotel properties and WorldQuest included in our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RevPAR (revenue per available room)	$143.55	$134.54	$134.30	$115.61
Occupancy	75.31%	73.34%	71.86%	65.88%
ADR (average daily rate)	$190.60	$183.45	$186.90	$175.49
The following table illustrates the key performance indicators of the 99 hotel properties and WorldQuest that were included in our results of operations for the full six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RevPAR	$143.72	$134.89	$134.47	$115.97
Occupancy	75.37%	73.47%	71.90%	66.02%
ADR	$190.69	$183.59	$187.03	$175.64
Comparison of the Three Months Ended June 30, 2023 and 2022
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $18.4 million, from $6.2 million for the three months ended June 30, 2022 (the “2022 quarter”) to $24.6 million for the three months ended June 30, 2023 (the “2023 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $18.4 million, or 6.7%, to $293.9 million in the 2023 quarter compared to the 2022 quarter as our hotel properties recover from the effects of the COVID-19 pandemic. This increase is attributable to higher rooms revenue of $17.8 million at our comparable hotel properties and WorldQuest and $2.3 million from our Hotel Acquisition partially offset by a decrease of $1.7 million from our Hotel Disposition. Our comparable hotel properties experienced an increase of 3.9% in room rates and a 190 basis point increase in occupancy.
Food and beverage revenue increased $7.4 million, or 13.7%, to $61.7 million. This increase is attributable to higher sales of food and beverage of $7.0 million at our comparable hotel properties and WorldQuest and $698,000 from our Hotel Acquisition partially offset by a decrease of $308,000 from our Hotel Disposition.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $1.9 million, or 10.9%, to $19.3 million. This increase is primarily attributable to an increase of $1.9 million at our comparable hotel properties and $94,000 from our Hotel Acquisition partially offset by a decrease of $61,000 from our Hotel Disposition. Other non-hotel revenue decreased $57,000, or 6.9%, to $771,000 in the 2023 quarter as compared to the 2022 quarter.
Hotel Operating Expenses. Hotel operating expenses increased $19.5 million, or 8.8%, to $240.7 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $11.3 million in the 2023 quarter as compared to the 2022 quarter, which was primarily comprised of an increase of $11.0 million from our comparable hotel properties and WorldQuest. Direct expenses were 29.7% of total hotel revenue for the 2023 quarter and 28.8% for the 2022 quarter. Indirect expenses and management fees increased $8.3 million in the 2023 quarter as compared to the 2022 quarter, which was primarily comprised of an increase of $8.0 million from our comparable hotel properties and WorldQuest and $1.2 million from our Hotel Acquisition partially offset by a decrease of $979,000 from our Hotel Disposition.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $1.7 million, or 9.9%, to $19.0 million during the 2023 quarter compared to the 2022 quarter, which was primarily due to an increase of $1.8 million from our comparable hotel properties and WorldQuest and $35,000 from our Hotel Acquisition partially offset by a decrease of $150,000 from our Hotel Disposition.
Depreciation and Amortization. Depreciation and amortization decreased $3.7 million, or 7.4%, to $47.2 million during the 2023 quarter compared to the 2022 quarter, which was primarily due to a decrease of $3.3 million from our comparable hotel properties and WorldQuest primarily related to fully depreciated assets and $594,000 from our Hotel Disposition partially offset by an increase of $132,000 from our Hotel Acquisition.
Advisory Services Fee. Advisory services fee decreased $8,000, or 0.1%, to $12.3 million in the 2023 quarter compared to the 2022 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2023 quarter, the advisory services fee was comprised of a base advisory fee of $8.2 million, equity-based compensation of $955,000 associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $3.1 million. In the 2022 quarter, the advisory services fee was comprised of a base advisory fee of $8.6 million, equity-based compensation of $1.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $2.4 million and an incentive fee reversal of $151,000.
Corporate, General and Administrative. Corporate, general and administrative expense increased $394,000, or 8.7%, from $4.5 million in the 2022 quarter to $4.9 million in the 2023 quarter. The increase was primarily attributable to higher reimbursed operating expenses of Ashford Securities of $316,000 and higher other miscellaneous expenses of $836,000, partially offset by lower legal and professional fees of $447,000 and lower public company costs of $311,000.
Gain (Loss) on Consolidation of VIE and Disposition of Assets. Gain on consolidation of VIE and disposition of assets increased $896,000 from $181,000 in the 2022 quarter to $1.1 million in the 2023 quarter. The gain in the 2023 quarter related to consolidation of the VIE, which is represented by the difference of the fair value of the assets and liabilities recognized, the fair value of the non-controlling interest and the previous carrying value of the Company’s investment in 815 Commerce MM. The gain in the 2022 quarter was primarily related to the sale of three WorldQuest condominiums.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities increased $30,000 during the 2023 quarter compared to the 2022 quarter. The 2023 quarter included equity in loss of $152,000 from OpenKey and $29,000 from an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California. The 2022 quarter included equity in loss of $151,000 from OpenKey.
Interest Income. Interest income was $2.3 million and $526,000 for the 2023 quarter and the 2022 quarter, respectively. The increase in interest income in the 2023 quarter was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.
Other Income (Expense). Other income consisted of miscellaneous income of $109,000 in the 2023 quarter and $84,000 in the 2022 quarter.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $41.2 million, or 85.1%, to $89.6 million during the 2023 quarter compared to the 2022 quarter. The increase is primarily due to higher interest expense of $37.8 million at our comparable hotel properties primarily due to higher interest rates on our variable rate debt, a $824,000 increase primarily attributable to the amortization of the Oaktree debt discount and lower credits to interest expense of $3.0 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. These increases were partially offset by a decrease of $392,000 from our Hotel Disposition. The average SOFR rates for the 2023 quarter and the 2022 quarter were 4.74% and 0.67%, respectively. The average LIBOR rates for the 2023 quarter and the 2022 quarter were 5.10% and 1.02%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $21,000 to $950,000 in the 2023 quarter compared to the 2022 quarter. In the 2023 quarter, we incurred fees of $405,000 paid to third parties and $545,000 paid to Lismore related to loan refinances and modifications. In the 2022 quarter, we recognized Lismore fees of $690,000 related to loan modifications and $281,000 related to third-party fees, for a total of $971,000.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives increased $6.5 million from $6.1 million in the 2022 quarter to $12.6 million in the 2023 quarter. In the 2023 quarter, we recognized a realized gain of $12.0 million related to payments from counterparties on interest rate caps, an unrealized gain of $2.0 million from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by an unrealized loss of $1.3 million associated with interest rate caps. In the 2022 quarter, we recognized an unrealized gain of $3.0 million from the revaluation of the embedded debt derivative and an unrealized gain of $3.1 million associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $3.5 million, from $5.6 million in the 2022 quarter to $2.1 million in the 2023 quarter. This decrease was primarily due to a decrease in the profitability of our Ashford TRS entities in the 2023 quarter compared to the 2022 quarter.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $349,000 in the 2023 quarter and $76,000 in the 2022 quarter. Redeemable noncontrolling interests represented ownership interests of 1.14% and 0.81% in the operating partnership at June 30, 2023 and 2022, respectively.
Comparison of the Six Months Ended June 30, 2023 and 2022
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $23.9 million from $61.6 million for the six months ended June 30, 2022 (“2022 period”) to $85.5 million for the six months ended June 30, 2023 (“2023 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties and WorldQuest increased $76.0 million, or 16.1%, to $546.9 million in the 2023 period compared to the 2022 period. This increase is attributable to higher rooms revenue of $74.5 million at our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic and an increase of $4.2 million from our Hotel Acquisition partially offset by a decrease of $2.7 million from our Hotel Disposition. Our comparable hotel properties experienced an increase of 6.5% in room rates and an increase of 588 basis points in occupancy.
Food and beverage revenue increased $29.7 million, or 32.6%, to $120.7 million in the 2023 period compared to the 2022 period. This increase is attributable to higher sales of food and beverage of $28.7 million at our comparable hotel properties and WorldQuest as a result of the COVID-19 pandemic and an increase of $1.6 million from our Hotel Acquisition partially offset by a decrease of $623,000 from our Hotel Disposition.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $3.7 million, or 11.7%, to $35.6 million in the 2023 period compared to the 2022 period. This increase is attributable to higher other revenue of $3.7 million from our comparable hotel properties and WorldQuest as our hotel properties recover from the effects of the COVID-19 pandemic. Other revenue decreased $11,000, or 0.8%, to $1.4 million in the 2023 period compared to the 2022 period.
Hotel Operating Expenses. Hotel operating expenses increased $67.9 million, or 17.1%, to $465.8 million in the 2023 period compared to the 2022 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $34.7 million in the 2023 period compared to the 2022 period, comprised of an increase of $34.3 million from our comparable hotel properties and WorldQuest and an increase of $1.7 million from our Hotel Acquisition, partially offset by a decrease of $1.2 million from our Hotel Disposition. Direct expenses were 30.3% of total hotel revenue for the 2023 period and 30.0% for the 2022 period. Indirect expenses and management fees increased $33.1 million in the 2023 period compared to the 2022 period, comprised of an increase of $32.5 million from our comparable hotel properties and WorldQuest and $2.3 million from our Hotel Acquisition partially offset by $1.7 million from our Hotel Disposition.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $1.8 million or 5.3%, to $35.5 million in the 2023 period compared to the 2022 period, which was primarily due to an increase of $2.0 million from our comparable hotel properties and WorldQuest partially offset by a decrease of $299,000 from our Hotel Disposition.
Depreciation and Amortization. Depreciation and amortization decreased $8.0 million or 7.8%, to $95.0 million in the 2023 period compared to the 2022 period, which consisted of lower depreciation of $7.1 million from our comparable hotel properties and WorldQuest primarily related to fully depreciated assets and $1.2 million from our Hotel Disposition partially offset by an increase of $268,000 from our Hotel Acquisition.
Advisory Services Fee. Advisory services fee decreased $408,000, or 1.6%, to $25.3 million in the 2023 period compared to the 2022 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2023 period, the advisory services fee was comprised of a base advisory fee of $16.7 million, equity-based compensation of $2.2 million associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $6.3 million. In the 2022 period, the advisory services fee was comprised of a base advisory fee of $17.3 million, equity-based compensation of $3.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $4.9 million.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $98,000, or 1.3%, to $7.5 million in the 2023 period compared to the 2022 period. This decrease was primarily attributable to lower legal and professional fees of $400,000, lower reimbursed operating expenses of Ashford Securities of $91,000 and lower public company costs of $830,000, partially offset by higher other miscellaneous expenses of $774,000.

Gain (Loss) on Consolidation of VIE and Disposition of Assets. Gain on consolidation of VIE and disposition of assets increased $769,000, from $284,000 in the 2022 period to $1.1 million in the 2023 period. The gain in the 2023 period was primarily related to a $1.1 million loss for the consolidation of the VIE, which is represented by the difference between the fair value of the assets and liabilities recognized, the fair value of the non-controlling interest and the previous carrying value of the Company’s investment in 815 Commerce MM. The gain in the 2022 period was primarily related to a gain related to the sale of six WorldQuest condominiums.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $577,000 in the 2023 period, which consisted of our share of loss of $302,000 in OpenKey and $275,000 in the Napa resort investment and $304,000 in the 2022 period, which consisted of our share of loss in OpenKey.
Interest Income. Interest income was $4.9 million and $577,000 in the 2023 period and the 2022 period, respectively. The increase in interest income in the 2023 quarter was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.
Other Income (Expense). Other income increased $58,000 from $185,000 in the 2022 period to $243,000 in the 2023 period. In the 2023 period we recorded miscellaneous income of $243,000. In the 2022 period, we recorded miscellaneous income of $185,000.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $79.2 million, or 86.1%, to $171.1 million in the 2023 period compared to the 2022 period. The increase was primarily due to a $75.5 million increase in interest expense at our comparable hotel properties primarily due to higher interest rates on our variable rate debt, lower credits to interest expense of $2.8 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default and a $1.5 million increase primarily attributable to the amortization of the Oaktree debt discount. These increases were partially offset by a decrease of $743,000 from our Hotel Disposition. The average SOFR rates for the 2023 period and the 2022 period were 4.62% and 0.39%, respectively. The average LIBOR rates for the 2023 period and the 2022 period were 4.85% and 0.62%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $328,000 to $1.4 million in the 2023 period compared to the 2022 period. In the 2023 period, we incurred fees of $408,000 paid to third parties and $940,000 paid to Lismore related to loan refinances and modifications. In the 2022 period, we recognized Lismore fees of $643,000 that reflects the amortization over the service period of the Lismore Agreement, Lismore fees of $690,000 related to loan modifications and $365,000 related to third-party fees, totaling $1.7 million.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives decreased $2.1 million from $9.3 million in the 2022 period to $7.2 million in the 2023 period. In the 2023 period, we recognized a realized gain of $21.5 million related to payments from counterparties on interest rate caps and an unrealized gain of $1.0 million from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by an unrealized loss of $15.4 million associated with interest rate caps. In the 2022 period, we recorded an unrealized gain of $3.9 million from the revaluation of the embedded debt derivative in the Oaktree Agreement and an unrealized gain of $5.4 million from interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $3.4 million, from $5.7 million in the 2022 period to $2.3 million in the 2023 period. This decrease was primarily due to a decrease in the profitability of our Ashford TRS entities in the 2023 period compared to the 2022 period.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $949,000 and $448,000 in the 2023 period and the 2022 period, respectively. Redeemable noncontrolling interests represented ownership interests of 1.14% and 0.81% in the operating partnership at June 30, 2023 and 2022, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2023, the Company held cash and cash equivalents of $254.1 million and restricted cash of $167.5 million, the vast majority of which is comprised of lender and manager-held reserves. As of June 30, 2023, $19.0 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At June 30, 2023, our net debt to gross assets was 69.5%.

The Company’s cash and cash equivalents are primarily comprised of corporate cash invested in short-term U.S. Treasury securities with maturity dates of less than 90 days and corporate cash held at commercial banks in Insured Cash Sweep (“ICS”) accounts, which are fully insured by the FDIC. The Company’s cash and cash equivalents also includes property-level operating cash deposited with commercial banks that have been designated as a Global Systemically Important Bank (“G-SIB”) by the Financial Stability Board (“FSB”) and a small amount deposited with other commercial banks.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At June 30, 2023, 41% of our hotels were in cash traps and approximately $10.0 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
On May 19, 2023, we refinanced our $73.5 million mortgage, secured by the Hilton Alexandria and our $25.0 million mortgage, secured by the La Posada de Santa Fe. The new mortgage loan totals $98.5 million. The mortgage loan is interest only and provides for an interest rate of SOFR + 4.00%. The stated maturity is May 2026 with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Hilton Alexandria and the La Posada de Santa Fe.
On June 9, 2023, the Company exercised a one-year extension option for its Keys Pool C mortgage loan to extend the loan to June 2024. As part of the extension, the Company repaid approximately $62.4 million in principal.
On June 21, 2023, the Company and Ashford Hospitality Limited Partnership, an indirect subsidiary of the Company, entered into Amendment No. 2 with the Lenders and Oaktree Fund Administration, LLC. Amendment No. 2, subject to the conditions set forth therein, provides that, among other things:
(i)    the DDTL Commitment Expiration Date will be July 7, 2023, or such earlier date that the Borrower makes an Initial DDTL draw to be used by the Borrower to prepay certain mortgage indebtedness;
(ii)    notwithstanding the occurrence of the DDTL Commitment Expiration Date, up to $100,000,000 of Initial DDTLs will be made available by the Lenders for a period of twelve (12) months ending July 7, 2024, subject to the Borrower paying an unused fee of 9% per annum on the undrawn amount;
(iii)    Ashford Trust and the Borrower will be permitted to make certain Restricted Payments, including without limitation dividends on Ashford Trust’s preferred stock, without having to maintain Unrestricted Cash in an amount not less than the sum of (x) $100,000,000 plus (y) the aggregate principal amount of DDTLs advanced prior to the date thereof or contemporaneously therewith;
(iv)    a default on certain pool mortgage loans will not be counted against the $400,000,000 Mortgage Debt Threshold Amount;
(v)    for purposes of the Mortgage Debt Threshold Amount, a certain mortgage loan, with a current aggregate principal amount of $415,000,000, will be deemed to have a principal amount of $400,000,000; and
(vi)    when payable by the Borrower under the Credit Agreement, at least 50% of the Exit Fee shall be paid as a Cash Exit Fee.
Effective June 30, 2023, LIBOR is no longer published. Accordingly, all variable interest rate mortgage loans held by the Company that use the LIBOR index transitioned to SOFR beginning on July 1, 2023. Not all lenders will execute loan amendment documents and instead will defer to original loan documents that dictate changes in index rates.
The KEYS mortgage loans were entered into on June 13, 2018, each of which had a two-year initial term and five one-year extension options. In order to qualify for a one-year extension in June of 2023, each KEYS loan pool was required to achieve a certain debt yield test. The Company extended its KEYS Pool C loan with a paydown of approximately $62.4 million, its KEYS Pool D loan with a paydown of approximately $25.6 million, and its KEYS Pool E loan with a paydown of approximately $41.0 million. On June 9, 2023 the Company received a 30-day extension to satisfy the extension conditions in order to negotiate modifications to the respective extension tests. Subsequent to June 30, 2023 the Company elected not to make the required paydowns to extend its KEYS Pool A loan, KEYS Pool B loan and KEYS Pool F loan, thereby defaulting on such loans. The Company is currently in discussions with its lenders on these loan pools seeking modifications to the extension tests; however, it appears that the most likely outcome will be a consensual transfer of these hotels to the respective lenders. Below is a summary of the hotel properties securing the KEYS mortgage loans:
KEYS A Loan Pool
Courtyard Columbus Tipton Lakes – Columbus, IN
Courtyard Old Town – Scottsdale, AZ
Residence Inn Hughes Center – Las Vegas, NV
Residence Inn Phoenix Airport – Phoenix, AZ
Residence Inn San Jose Newark – Newark, CA
SpringHill Suites Manhattan Beach – Hawthorne, CA
SpringHill Suites Plymouth Meeting – Plymouth Meeting, PA
KEYS B Loan Pool
Courtyard Basking Ridge – Basking Ridge, NJ
Courtyard Newark Silicon Valley – Newark, CA
Courtyard Oakland Airport – Oakland, CA
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
KEYS C Loan Pool
Hyatt Coral Gables – Coral Gables, FL
Hilton Ft. Worth – Fort Worth, TX
Hilton Minneapolis Airport – Bloomington, MN
Sheraton San Diego – San Diego, CA
Sheraton Bucks County, PA – Langhorne, PA
KEYS D Loan Pool
Marriott Beverly Hills – Los Angeles, CA
One Ocean Resort – Atlantic Beach, FL
Marriott Suites Dallas – Dallas, TX
Hilton Santa Fe – Santa Fe, NM
Embassy Suites Dulles – Herndon, VA
KEYS E Loan Pool
Marriott Fremont – Fremont, CA
Embassy Suites Philadelphia – Philadelphia, PA
Marriott Memphis – Memphis, TN
Sheraton Anchorage – Anchorage, AK
Lakeway Resort Austin – Lakeway, TX
KEYS F Loan Pool
Embassy Suites Flagstaff – Flagstaff, AZ
Embassy Suites Walnut Creek – Walnut Creek, CA
Marriott Bridgewater – Bridgewater, NJ
Marriott Research Triangle Park – Durham, NC
W Atlanta Downtown – Atlanta, GA
Equity Transactions
On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. The Company filed a Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement. As of August 7, 2023, the Company has issued approximately 900,000 shares of common stock for gross proceeds of approximately $12.9 million under the M3A Purchase Agreement.

On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of August 7, 2023, the Company has issued approximately 2.0 million shares of Series J Preferred Stock and received net proceeds of approximately $46.0 million and approximately 95,000 shares of Series K Preferred Stock and received net proceeds of approximately $2.3 million.
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
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 7, 2023, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $35.3 million and $35.7 million for the six months ended June 30, 2023 and 2022, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations, our hotel disposition and acquisition in 2022 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2023, net cash flows used in investing activities were $49.6 million. Cash outflows consisted of $68.0 million for capital improvements made to various hotel properties, $149,000 of payments for franchise fees, partially offset by cash inflows of $18.2 million related to restricted cash received from initial consolidation of VIE and $327,000 from property insurance proceeds.
For the six months ended June 30, 2022, net cash flows used in investing activities were $37.0 million. Cash outflows primarily consisted of $42.8 million for capital improvements made to various hotel properties. Cash outflows were partially offset by cash inflows of $783,000 from proceeds received from the sale of six WorldQuest condominium units and $1.0 million of proceeds from property insurance and $4.0 million of proceeds from notes receivable.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2023, net cash flows used in financing activities were $123.2 million. Cash outflows primarily consisted of $257.5 million for repayments of indebtedness, $9.9 million for payments of loan costs and exit fees, $6.7 million of payments for preferred dividends and $14.2 million of payments for derivatives, partially offset by cash inflows of $99.7 million from borrowings on indebtedness, $34.7 million of net proceeds from preferred stock offerings and $31.0 million from counterparty payments comprised of $21.5 million from in-the-money interest rate caps and $9.5 million from sales of interest rate caps.
For the six months ended June 30, 2022, net cash flows used in financing activities were $25.4 million. Cash outflows primarily consisted of $11.9 million for repayments of indebtedness, $1.7 million for payments of loan costs and exit fees, $6.2 million of payments for preferred dividends, $5.3 million of payments for derivatives.
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
EBITDA is defined as net income (loss) before interest expense and amortization of discounts and loan costs, net, income taxes, depreciation and amortization, as adjusted to reflect only the Company’s portion of EBITDA of unconsolidated entities. In addition, we exclude gain/loss on consolidation of VIE and disposition of assets and gain/loss of unconsolidated entities to calculate EBITDAre, as defined by NAREIT.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(24,957)	$(6,246)	$(86,479)	$(62,048)
Interest expense and amortization of discounts and loan costs	89,590	48,393	171,105	91,952
Depreciation and amortization	47,154	50,896	95,009	103,016
Income tax expense (benefit)	2,062	5,563	2,283	5,683
Equity in (earnings) loss of unconsolidated entities	181	151	577	304
Company’s portion of EBITDA of unconsolidated entities	157	(151)	88	(304)
EBITDA	114,187	98,606	182,583	138,603
(Gain) loss on consolidation of VIE and disposition of assets	(1,077)	(181)	(1,053)	(284)
EBITDAre	113,110	98,425	181,530	138,319
Amortization of unfavorable contract liabilities	18	42	47	95
Transaction and conversion costs	1,033	914	1,152	1,573
Write-off of premiums, loan costs and exit fees	950	971	1,370	1,698
Realized and unrealized (gain) loss on derivatives	(12,583)	(6,074)	(7,168)	(9,285)
Stock/unit-based compensation	1,550	2,038	2,883	4,049
Legal, advisory and settlement costs	—	12	—	37
Other (income) expense, net	(123)	(84)	(243)	(185)
Advisory services incentive fee	—	(151)	—	—
Dead deal costs	—	280	—	280
Company’s portion of adjustments to EBITDAre of unconsolidated entities	—	(1)	1	11
Adjusted EBITDAre	$103,955	$96,372	$179,572	$136,592

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on consolidation of VIE and disposition of assets, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, stock/unit-based compensation and non-cash items such as deemed dividends on redeemable preferred stock, amortization of loan costs, amortization of credit facility exit fee, unrealized gains/losses on derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than we do. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(24,957)	$(6,246)	$(86,479)	$(62,048)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	349	76	949	448
Preferred dividends	(3,752)	(3,104)	(6,995)	(6,207)
Deemed dividends on redeemable preferred stock	(826)	—	(1,233)	—
Net income (loss) attributable to common stockholders	(29,186)	(9,274)	(93,758)	(67,807)
Depreciation and amortization of real estate	47,154	50,896	95,009	103,016
(Gain) loss on consolidation of VIE and disposition of assets	(1,077)	(181)	(1,053)	(284)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(349)	(76)	(949)	(448)
Equity in (earnings) loss of unconsolidated entities	181	151	577	304
Company’s portion of FFO of unconsolidated entities	(67)	(151)	(354)	(304)
FFO available to common stockholders and OP unitholders	16,656	41,365	(528)	34,477
Deemed dividends on redeemable preferred stock	826	—	1,233	—
Transaction and conversion costs	1,033	914	1,152	1,573
Write-off of premiums, loan costs and exit fees	950	971	1,370	1,698
Unrealized (gain) loss on derivatives	(617)	(6,074)	14,325	(9,285)
Stock/unit-based compensation	1,550	2,038	2,883	4,049
Legal, advisory and settlement costs	—	12	—	37
Other (income) expense, net	(123)	(84)	(243)	(185)
Amortization of term loan exit fee	4,640	2,896	8,796	5,577
Amortization of loan costs	3,614	2,403	6,385	4,802
Advisory services incentive fee	—	(151)	—	—
Dead deal costs	—	280	—	280
Company’s portion of adjustments to FFO of unconsolidated entities	—	(1)	1	11
Adjusted FFO available to common stockholders and OP unitholders	$28,529	$44,569	$35,374	$43,034

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of June 30, 2023:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	276	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hilton	Ft. Worth, TX	Full service	294	100	294
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	349	100	349
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	499	100	499
Marriott	Omaha, NE	Full service	300	100	300
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	100	90
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	100	96
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	674	100	674
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157

Leasehold Properties
Crowne Plaza (1) (2)	Key West, FL	Full service	160	100	160
Renaissance (3)	Palm Springs, CA	Full service	410	100	410
Hilton (4)	Marietta, GA	Full service	200	100	200
Le Meridien (5)	Fort Worth, TX	Full service	188	33	61
Total			22,505		22,378
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
(5) The lease expires in 2120 and includes the lease of the land and building. The property is under development.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At June 30, 2023, our total indebtedness of $3.7 billion included $3.4 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2023 would be approximately $8.4 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $319.6 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2023, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May 2023 the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. The trial court set a due date of August 7, 2023 for the briefs. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2023, no amounts have been accrued.
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
ITEM 1A.    RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, the following risk factor should be carefully considered in evaluating us and our business.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
April 1 to April 30	111	$3.40	(2)	—	$200,000
May 1 to May 31	6,961	3.79	(2)	—	200,000
June 1 to June 30	—	—		—	200,000
Total	7,072	$3.78		—
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
(2)Includes 111 and 6,961 shares in April and May that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.

ITEM 5.OTHER INFORMATION
Second Amended and Restated Bylaws
On August 8, 2023, the board of directors (the “Board”) of the Company approved amendments to the Second Amended and Restated Bylaws, as amended, of the Company (the “Bylaws”), effective immediately. The amendments to the Bylaws provide, among other things, that:
•the notice to be furnished to the Company by a stockholder seeking to bring a proposed director nomination before a meeting of the Company’s stockholders must include the information required pursuant to Rule 14a-19(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) if the stockholder intends to engage in a solicitation in support of director nominees other than the Company’s nominees;
•no stockholder may solicit proxies in support of any nominees other than individuals nominated by the Board unless such stockholder has complied with Rule 14a-19 under the Exchange Act in connection with the solicitation of such proxies, including the provision to the Company of notices required thereunder in a timely manner;
•if any stockholder provides notice pursuant to Rule 14a-19(b) under the Exchange Act and subsequently fails to comply with any of the requirements of Rule 14a-19 under the Exchange Act, then the Company will disregard any proxies or votes solicited for such stockholder’s nominee; and
•at the request of the Company, if any stockholder provides notice pursuant to Rule 14a-19(b) under the Exchange Act, such stockholder must deliver to the Company, no later than five business days prior to the applicable meeting of stockholders, reasonable evidence that such stockholder has met the requirements of Rule 14a-19 under the Exchange Act.
In addition, the amendments to the Bylaws include enhancements to certain advance notice procedures and disclosure requirements for a stockholder nomination of directors and the submission of proposals for consideration at annual meetings of the stockholders of the Company (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 of the Exchange Act). The above summary does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Bylaws, as amended on August 8, 2023, a copy of which is filed as Exhibit 3.8 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
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
3.6
Articles Supplementary establishing the Series J Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.7
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.8*
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016, by Amendment No. 4 on March 17, 2022, by Amendment No. 5 on February 23, 2023 and Amendment No. 6 on August 8, 2023, adopted on August 8, 2023.

10.1
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 3, 2023) (File No. 001-31775)

Exhibit	Description
10.2
Limited Waiver to Credit Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on March 3, 2023) (File No. 001-31775)

10.3
Credit Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775).

10.4
Amendment No. 1 to Credit Agreement, dated as of October 12, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, The Lenders Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on October 13, 2021) (File No. 001-31775).

10.5
Amendment No. 2 to Credit Agreement, dated as of June 21, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OCM AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 23, 2023) (File No. 001-31775)

10.6
Investor Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., OPPS AHT Holdings, LLC and ROF8 AHT PT, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775).

10.7
Subordination and Non-Disturbance Agreement, dated as of January 15, 2021, by and among Oaktree Fund Administration, LLC as the Administrative Agent and collateral agent on behalf of the Lenders, Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Remington Lodging & Hospitality, LLC, Premier Project Management, LLC and Lismore Capital II LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775).

10.8
Amendment No. 3 to the Ashford Hospitality Trust, Inc. 2021 Stock Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed on March 28, 2023) (File No. 001-31775).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	August 9, 2023	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	August 9, 2023	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer