Form 10-Q
period 2023-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2023-11-08
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	34,513,386
(Class)	Outstanding at November 6, 2023

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Investments in hotel properties, net ($76,017 and $0 attributable to VIEs).	$3,122,833	$3,118,331
Cash and cash equivalents	184,181	417,064
Restricted cash ($14,279 and $0 attributable to VIEs)	171,896	141,962
Accounts receivable, net of allowance of $1,471 and $501, respectively	73,712	49,809
Inventories	3,945	3,856
Notes receivable, net	5,934	5,062
Investments in unconsolidated entities	10,379	19,576
Deferred costs, net ($93 and $0 attributable to VIEs)	1,858	2,665
Prepaid expenses ($669 and $0 attributable to VIEs)	15,800	15,981
Derivative assets	25,493	47,182
Operating lease right-of-use assets	44,136	43,921
Other assets	18,171	21,653
Intangible assets	797	797
Due from Ashford Inc., net	—	486
Due from related parties, net	4,347	6,570
Due from third-party hotel managers	24,145	22,462
Assets held for sale	10,882	—
Total assets	$3,718,509	$3,917,377
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($38,730 and $0 attributable to VIEs)	$3,631,719	$3,838,543
Finance lease liability	18,465	18,847
Other finance liability ($26,804 and $0 attributable to VIEs)	26,804	—
Accounts payable and accrued expenses ($11,194 and $0 attributable to VIEs)	153,209	115,970
Accrued interest payable ($99 and $0 attributable to VIEs)	25,243	15,287
Dividends and distributions payable	3,568	3,118
Due to Ashford Inc., net	9,028	—
Due to third-party hotel managers	1,134	1,319
Intangible liabilities, net	2,037	2,097
Operating lease liabilities	44,887	44,661
Other liabilities	3,948	4,326
Liabilities related to assets held for sale	9,795	—
Total liabilities	3,929,837	4,044,168
Commitments and contingencies (note 17)
Redeemable noncontrolling interests in operating partnership	22,394	21,550
Series J Redeemable Preferred Stock, $0.01 par value, 2,628,792 and 87,115 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	60,482	2,004
Series K Redeemable Preferred Stock, $0.01 par value, 154,233 and 1,800 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,798	44
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,174,427 shares issued and outstanding at September 30, 2023 and December 31, 2022	12	12
Series F Cumulative Preferred Stock, 1,251,044 shares issued and outstanding at September 30, 2023 and December 31, 2022	12	12
Series G Cumulative Preferred Stock, 1,531,996 shares issued and outstanding at September 30, 2023 and December 31, 2022	15	15
Series H Cumulative Preferred Stock, 1,308,415 shares issued and outstanding at September 30, 2023 and December 31, 2022	13	13
Series I Cumulative Preferred Stock, 1,252,923 shares issued and outstanding at September 30, 2023 and December 31, 2022	13	13
Common stock, $0.01 par value, 400,000,000 shares authorized, 34,513,386 and 34,495,185 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	345	345
Additional paid-in capital	2,385,679	2,383,244
Accumulated deficit	(2,697,244)	(2,534,043)
Total stockholders’ equity (deficit) of the Company	(311,155)	(150,389)
Noncontrolling interest in consolidated entities	13,153	—
Total equity (deficit)	(298,002)	(150,389)
Total liabilities and equity/deficit	$3,718,509	$3,917,377
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Rooms	$270,607	$260,616	$817,477	$731,474
Food and beverage	52,205	48,633	172,943	139,709
Other hotel revenue	19,537	18,183	55,135	50,042
Total hotel revenue	342,349	327,432	1,045,555	921,225
Other	665	724	2,094	2,164
Total revenue	343,014	328,156	1,047,649	923,389
EXPENSES
Hotel operating expenses:
Rooms	64,803	61,464	190,041	169,250
Food and beverage	39,511	36,199	121,211	100,981
Other expenses	115,625	106,907	348,463	310,407
Management fees	12,687	11,686	38,706	33,552
Total hotel expenses	232,626	216,256	698,421	614,190
Property taxes, insurance and other	17,345	17,541	52,880	51,289
Depreciation and amortization	45,954	49,428	140,963	152,444
Advisory services fee	12,395	12,513	37,650	38,176
Corporate, general and administrative	3,871	(884)	11,387	6,730
Total operating expenses	312,191	294,854	941,301	862,829
Gain (loss) on consolidation of VIE and disposition of assets	6,390	(11)	7,443	273
OPERATING INCOME (LOSS)	37,213	33,291	113,791	60,833
Equity in earnings (loss) of unconsolidated entities	(138)	(147)	(715)	(451)
Interest income	1,888	1,576	6,755	2,153
Other income (expense)	34	241	277	426
Interest expense and amortization of discounts and loan costs	(99,380)	(61,023)	(270,485)	(152,975)
Write-off of premiums, loan costs and exit fees	(1,263)	(1,378)	(2,633)	(3,076)
Realized and unrealized gain (loss) on derivatives	(2,678)	9,774	4,490	19,059
INCOME (LOSS) BEFORE INCOME TAXES	(64,324)	(17,666)	(148,520)	(74,031)
Income tax (expense) benefit	(127)	(4,657)	(2,410)	(10,340)
NET INCOME (LOSS)	(64,451)	(22,323)	(150,930)	(84,371)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	889	231	1,838	679
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(63,562)	(22,092)	(149,092)	(83,692)
Preferred dividends	(4,295)	(3,104)	(11,290)	(9,311)
Deemed dividends on redeemable preferred stock	(760)	—	(1,993)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(68,617)	$(25,196)	$(162,375)	$(93,003)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.99)	$(0.73)	$(4.72)	$(2.71)
Weighted average common shares outstanding – basic	34,459	34,371	34,395	34,324
Diluted:
Net income (loss) attributable to common stockholders	$(1.99)	$(0.73)	$(4.72)	$(2.71)
Weighted average common shares outstanding – diluted	34,459	34,371	34,395	34,324
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(64,451)	$(22,323)	$(150,930)	$(84,371)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(64,451)	(22,323)	(150,930)	(84,371)
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	889	231	1,838	679
Comprehensive income (loss) attributable to the Company	$(63,562)	$(22,092)	$(149,092)	$(83,692)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,493	$345	$2,384,805	$(2,628,370)	$7,961	$(235,194)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	874	—	—	874
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	20	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(621)	—	(621)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(577)	—	(577)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	—	(706)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(613)	—	(613)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	—	(587)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,130)	—	(1,130)
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(61)	—	(61)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(257)	—	(257)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(760)	—	(760)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,192	5,192
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(63,562)	—	(63,562)
Balance at September 30, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,513	$345	$2,385,679	$(2,697,244)	$13,153	$(298,002)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	1,575	$36,224	72	$1,766	$22,409
Equity-based compensation	—	—	—	—	617
Issuance of restricted shares/units	—	—	—	—	—
Issuance of preferred stock	1,055	23,567	82	1,985	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	257
Redemption value adjustment – preferred stock	—	713	—	47	—
Redemption of preferred stock	(1)	(22)	—	—	—
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—
Net income (loss)	—	—	—	—	(889)
Balance at September 30, 2023	2,629	$60,482	154	$3,798	$22,394

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,495	$345	$2,383,244	$(2,534,043)	$—	$(150,389)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(24)	—	(83)	—	—	(83)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,518	—	—	2,518
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	42	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.59/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,861)	—	(1,861)
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,730)	—	(1,730)
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	—	(2,118)
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,840)	—	(1,840)
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,762)	—	(1,762)
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,881)	—	(1,881)
Dividends declared – preferred stock – Series K ($1.54/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(98)	—	(98)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(826)	—	(826)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,993)	—	(1,993)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,961	7,961
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,192	5,192
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(149,092)	—	(149,092)
Balance at September 30, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,513	$345	$2,385,679	$(2,697,244)	$13,153	$(298,002)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	87	$2,004	2	$44	$21,550
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,856
Issuance of restricted shares/units	—	—	—	—	—
Issuance of preferred stock	2,545	56,658	152	3,656	—
Dividends declared – preferred stock – Series D ($1.59/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.54/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	826
Redemption value adjustment – preferred stock	—	1,895	—	98	—
Redemption of preferred stock	(3)	(75)	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—
Net income (loss)	—	—	—	—	(1,838)
Balance at September 30, 2023	2,629	$60,482	154	$3,798	$22,394

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,487	$345	$2,382,197	$(2,448,350)	$(65,743)	$21,308
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(21)	—	(164)	—	(164)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	830	—	830	445
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	33	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock –Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(621)	(621)	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(577)	(577)	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	(706)	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(613)	(613)	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	(587)	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(466)	(466)	466
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,092)	(22,092)	(231)
Balance at September 30, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,499	$345	$2,382,863	$(2,474,012)	$(90,739)	$21,988

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,490	$345	$2,379,906	$(2,382,970)	$(2,654)	$22,742
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(42)	—	(316)	—	(316)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,438	—	3,438	1,886
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	52	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(165)	—	(165)	—
Dividends declared – preferred stock – Series D ($1.58/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,861)	(1,861)	—
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,730)	(1,730)	—
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	(2,118)	—
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,840)	(1,840)	—
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,762)	(1,762)	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	1,961	1,961	(1,961)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(83,692)	(83,692)	(679)
Balance at September 30, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,499	$345	$2,382,863	$(2,474,012)	$(90,739)	$21,988

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(150,930)	$(84,371)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	140,963	152,444
Amortization of intangibles	(44)	78
Recognition of deferred income	(374)	(374)
Bad debt expense	2,887	2,456
Deferred income tax expense (benefit)	4	141
Equity in (earnings) loss of unconsolidated entities	715	451
(Gain) loss on consolidation of VIE and disposition of assets	(7,443)	(273)
Realized and unrealized (gain) loss on derivatives	(4,490)	(19,059)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	20,415	7,760
Equity-based compensation	4,374	5,324
Non-cash interest income	(497)	(262)
Changes in operating assets and liabilities, exclusive of the effect of the disposition of hotel properties and the impact of consolidation of VIE:
Accounts receivable and inventories	(28,630)	(24,893)
Prepaid expenses and other assets	3,995	(7,257)
Accounts payable and accrued expenses and accrued interest payable	45,518	10,401
Due to/from related parties	960	148
Due to/from third-party hotel managers	(1,868)	(942)
Due to/from Ashford Inc., net	10,503	(2,286)
Operating lease liabilities	226	(325)
Operating lease right-of-use assets	(231)	355
Other liabilities	(4)	(6)
Net cash provided by (used in) operating activities	36,049	39,510
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(99,482)	(68,054)
Net proceeds from disposition of assets and hotel properties	14,452	34,707
Payments for initial franchise fees	(402)	—
Proceeds from notes receivable	5,250	4,000
Issuance of note receivable	(5,722)	—
Proceeds from property insurance	1,788	1,009
Restricted cash received from initial consolidation of VIE	18,201	—
Net cash provided by (used in) investing activities	(65,915)	(28,338)
Cash Flows from Financing Activities
Borrowings on indebtedness	101,732	1,552
Repayments of indebtedness	(342,935)	(49,326)
Payments for loan costs and exit fees	(10,491)	(2,298)
Payments for dividends and distributions	(10,649)	(9,312)
Purchases of common stock	(90)	(316)
Redemption of preferred stock	(75)	—
Payments for derivatives	(22,285)	(5,255)
Proceeds from derivatives	47,565	—
Common stock offering costs	—	(273)
Proceeds from preferred stock offerings	60,102	—
Payments on finance lease liabilities	(307)	—
Contributions from noncontrolling interest in consolidated entities	5,192	—
Net cash provided by (used in) financing activities	(172,241)	(65,228)
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(202,107)	(54,056)
Cash, cash equivalents and restricted cash at beginning of period	559,026	691,644
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$356,919	$637,588

	Nine Months Ended September 30,
	2023	2022
Supplemental Cash Flow Information
Interest paid	$242,339	$153,155
Income taxes paid (refunded)	(2,947)	7,419
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$16,917	$14,996
Accrued stock offering costs	—	1,219
Non-cash preferred stock dividends	191	—
Unsettled proceeds from derivatives	1,782	—
Dividends and distributions declared but not paid	3,568	3,103
Assumption of debt from consolidation of VIE	35,052	—
Assumption of other finance liability from consolidation of VIE	26,729	—
Acquisition of hotel property from consolidation of VIE	61,100	—
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$417,064	$592,110
Restricted cash at beginning of period	141,962	99,534
Cash, cash equivalents and restricted cash at beginning of period	$559,026	$691,644

Cash and cash equivalents at end of period	$184,181	$505,533
Restricted cash at end of period	171,896	132,055
Cash, cash equivalents and restricted cash at end of period	356,077	637,588
Cash and cash equivalents at end of period included in assets held for sale	556	—
Restricted cash at end of period included in assets held for sale	286	—
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$356,919	$637,588
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”). While our portfolio currently consists of upscale hotels and upper upscale full-service hotels, our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the United States that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average, and in all methods including direct real estate, equity, and debt. We currently anticipate future investments will predominantly be in upper upscale hotels. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. Terms such as the “Company,” “we,” “us,” or “our” refer to Ashford Hospitality Trust, Inc. and, as the context may require, all entities included in its consolidated financial statements.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of September 30, 2023, we held interests in the following assets:
•100 consolidated operating hotel properties, which represent 22,316 total rooms;
•one consolidated hotel property under development through a 32.5% owned investment in a consolidated entity;
•15.1% ownership in OpenKey, Inc. (“OpenKey”) with a carrying value of approximately $1.7 million; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $8.7 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2023, our 100 operating hotel properties were leased or owned by our wholly owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. Our 100 operating hotel properties in our consolidated portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 68 of our 100 operating hotel properties. Third-party management companies manage the remaining hotel properties.
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
Ashford Trust OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Ashford Trust OP that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly owned subsidiary, Ashford OP General Partner LLC, its general partner. As such, we consolidate Ashford Trust OP.
815 Commerce Managing Member, LLC (“815 Commerce MM”) is considered to be a VIE, as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. During the third quarter of 2023, the Company funded a $2.7 million default loan to the manager of 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. The total amount of balancing deposits required by the property construction lender are up to $9.5 million. At September 30, 2023 the Company has funded $5.7 million. In connection with the default loan funding, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce MM. As a result, Ashford Trust became the primary beneficiary and consolidated 815 Commerce MM as of May 31, 2023. The Company includes the assets and liabilities related to the VIE in the consolidated financial statements. The assets of the VIE can be used only to settle liabilities of that VIE. Creditors (or beneficial interest holders) of the VIE do not have recourse to the Company’s general credit. See note 4.
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The following transactions affect reporting comparability of our consolidated financial statements:

Property	Location	Type	Date
Sheraton Ann Arbor	Ann Arbor, MI	Disposition	September 1, 2022
Hilton Marietta	Marietta, GA	Acquisition	December 16, 2022
WorldQuest Resort	Orlando, FL	Disposition	August 1, 2023
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended September 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	10	$20,076	$4,516	$1,639	$—	$26,231
Boston, MA Area	2	18,613	1,496	1,611	—	21,720
Dallas / Ft. Worth, TX Area	7	13,729	3,056	1,008	—	17,793
Houston, TX Area	3	6,588	2,248	166	—	9,002
Los Angeles, CA Metro Area	6	20,679	4,237	1,401	—	26,317
Miami, FL Metro Area	2	4,324	1,412	260	—	5,996
Minneapolis - St. Paul, MN Area	2	4,629	1,479	154	—	6,262
Nashville, TN Area	1	14,775	6,731	944	—	22,450
New York / New Jersey Metro Area	6	18,577	5,212	919	—	24,708
Orlando, FL Area	2	4,780	355	499	—	5,634
Philadelphia, PA Area	3	6,057	610	371	—	7,038
San Diego, CA Area	2	6,401	295	360	—	7,056
San Francisco - Oakland, CA Metro Area	7	17,975	1,780	718	—	20,473
Tampa, FL Area	2	5,941	1,492	522	—	7,955
Washington D.C. - MD - VA Area	9	31,069	5,442	2,379	—	38,890
Other Areas	36	76,112	11,835	6,526	—	94,473
Disposed properties (1)	—	282	9	60	—	351
Corporate	—	—	—	—	665	665
Total	100	$270,607	$52,205	$19,537	$665	$343,014

	Three Months Ended September 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$17,841	$4,154	$1,438	$—	$23,433
Boston, MA Area	2	15,562	1,363	1,453	—	18,378
Dallas / Ft. Worth, TX Area	7	12,867	3,047	889	—	16,803
Houston, TX Area	3	5,958	1,543	243	—	7,744
Los Angeles, CA Metro Area	6	19,515	3,132	1,252	—	23,899
Miami, FL Metro Area	2	4,816	1,617	155	—	6,588
Minneapolis - St. Paul, MN Area	2	4,361	1,335	163	—	5,859
Nashville, TN Area	1	13,705	5,997	1,047	—	20,749
New York / New Jersey Metro Area	6	16,316	4,594	876	—	21,786
Orlando, FL Area	2	4,981	407	430	—	5,818
Philadelphia, PA Area	3	6,120	632	196	—	6,948
San Diego, CA Area	2	6,127	154	334	—	6,615
San Francisco - Oakland, CA Metro Area	7	19,580	1,588	931	—	22,099
Tampa, FL Area	2	5,389	1,472	267	—	7,128
Washington D.C. - MD - VA Area	9	28,429	5,102	2,501	—	36,032
Other Areas	36	76,267	12,266	5,565	—	94,098
Disposed properties (1)	1	2,782	230	443	—	3,455
Corporate	—	—	—	—	724	724
Total	100	$260,616	$48,633	$18,183	$724	$328,156

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	10	$60,885	$14,684	$4,912	$—	$80,481
Boston, MA Area	2	46,523	4,250	4,666	—	55,439
Dallas / Ft. Worth, TX Area	7	45,889	12,350	3,002	—	61,241
Houston, TX Area	3	20,575	7,500	647	—	28,722
Los Angeles, CA Metro Area	6	64,027	13,630	3,807	—	81,464
Miami, FL Metro Area	2	19,053	6,490	698	—	26,241
Minneapolis - St. Paul, MN	2	10,984	3,536	588	—	15,108
Nashville, TN Area	1	43,361	21,673	2,668	—	67,702
New York / New Jersey Metro Area	6	47,937	15,784	2,410	—	66,131
Orlando, FL Area	2	18,015	1,274	1,515	—	20,804
Philadelphia, PA Area	3	17,030	1,789	868	—	19,687
San Diego, CA Area	2	16,741	941	1,044	—	18,726
San Francisco - Oakland, CA Metro Area	7	51,891	5,584	2,120	—	59,595
Tampa, FL Area	2	23,283	5,489	1,444	—	30,216
Washington D.C. - MD - VA Area	9	98,536	18,599	6,620	—	123,755
Other Areas	36	230,488	39,290	17,523	—	287,301
Disposed properties (1)	—	2,259	80	603	—	2,942
Corporate	—	—	—	—	2,094	2,094
Total	100	$817,477	$172,943	$55,135	$2,094	$1,047,649

	Nine Months Ended September 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$49,046	$11,639	$3,787	$—	$64,472
Boston, MA Area	2	37,500	3,993	3,872	—	45,365
Dallas / Ft. Worth, TX Area	7	40,145	9,410	2,742	—	52,297
Houston, TX Area	3	17,741	5,232	635	—	23,608
Los Angeles, CA Metro Area	6	58,016	9,734	3,624	—	71,374
Miami, FL Metro Area	2	18,821	5,803	674	—	25,298
Minneapolis - St. Paul, MN	2	9,303	2,705	337	—	12,345
Nashville, TN Area	1	40,041	18,006	3,077	—	61,124
New York / New Jersey Metro Area	6	39,634	12,041	2,066	—	53,741
Orlando, FL Area	2	16,557	1,102	1,181	—	18,840
Philadelphia, PA Area	3	16,394	1,638	669	—	18,701
San Diego, CA Area	2	15,384	573	1,001	—	16,958
San Francisco - Oakland, CA Metro Area	7	46,923	3,992	2,302	—	53,217
Tampa, FL Area	2	19,600	4,500	891	—	24,991
Washington D.C. - MD - VA Area	9	80,263	14,533	5,972	—	100,768
Other Areas	36	218,243	33,848	15,971	—	268,062
Disposed properties (1)	1	7,863	960	1,241	—	10,064
Corporate	—	—	—	—	2,164	2,164
Total	100	$731,474	$139,709	$50,042	$2,164	$923,389
_____________________________
(1)    Includes WorldQuest Resort that was sold on August 1, 2023. See note 5.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$625,331	$622,759
Buildings and improvements	3,580,947	3,650,464
Furniture, fixtures and equipment	195,338	222,665
Construction in progress	110,076	21,609
Condominium properties	—	9,889
Hilton Marietta finance lease	17,269	18,998
Total cost	4,528,961	4,546,384
Accumulated depreciation	(1,406,128)	(1,428,053)
Investments in hotel properties, net	$3,122,833	$3,118,331
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
The following table summarizes the assets and liabilities of 815 Commerce MM that were initially consolidated on May 31, 2023, upon Ashford Trust becoming the primary beneficiary (in thousands):

Land	$4,609
Construction in progress	56,591
Restricted cash	18,201
Deferred costs	92
Indebtedness	(35,052)
Other finance liability	(26,729)
Accounts payable and accrued expenses	(88)
Accrued interest payable	(104)
Noncontrolling interest in consolidated entities	(7,961)
Investment in 815 Commerce MM	$9,559
Other Finance Liability
On November 10, 2021, the 815 Commerce LLC entered into a purchase and sale agreement. Pursuant to the purchase and sale agreement, 815 Commerce LLC sold its land and building in Fort Worth, Texas (the “Property”) for $30.4 million. Concurrent with the sale of the Property, 815 Commerce LLC entered into a 99-year lease agreement (the “Lease Agreement”), whereby 815 Commerce LLC will lease back the Property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, 815 Commerce LLC has a purchase option between 90-180 days prior to the commencement of the 36th lease year.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as there are not alternative assets, substantially the same as the transferred asset, readily available in the marketplace for the repurchase option to qualify as a sale leaseback. Upon consolidation of 815 Commerce LLC in May 2023, the Company utilized a discount rate of 8.2% to determine the fair value of the finance liability. As of September 30, 2023, no depreciation has been recorded as the building is under development. The finance liability is recognized in “other finance liability” on the Company's consolidated balance sheet as of September 30, 2023.
5. Dispositions, Impairment Charges and Assets Held For Sale
Dispositions
On August 1, 2023, the Company sold the WorldQuest Resort in Orlando, Florida (“WorldQuest”) for $14.8 million in cash. The sale resulted in a gain of approximately $6.4 million for the three and nine months ended September 30, 2023, which was included in “gain (loss) on consolidation of VIE and disposition of assets” in the consolidated statements of operations.
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2022 and 2023 dispositions. The following table includes condensed financial information for the three and nine months ended September 30, 2023 and 2022 from the Company’s dispositions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total hotel revenue	$351	$3,455	$2,942	$10,064
Total hotel operating expenses	(1,570)	(2,498)	(3,872)	(7,800)
Gain (loss) on disposition of assets and hotel properties	6,389	(29)	6,389	244
Property taxes, insurance and other	(39)	(197)	(164)	(617)
Depreciation and amortization	—	(122)	(163)	(1,580)
Operating income (loss)	5,131	609	5,132	311
Interest income	—	—	—	1
Interest expense and amortization of discounts and loan costs	—	(207)	—	(955)
Income (loss) before income taxes	5,131	402	5,132	(643)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(66)	(4)	(57)	5
Net income (loss) before income taxes attributable to the Company	$5,065	$398	$5,075	$(638)
Impairment Charges
For the three and nine months ended September 30, 2023 and 2022, no impairment charges were recorded.
Assets Held For Sale
On August 4, 2023, the Company entered into a purchase and sale agreement for the Sheraton Bucks County hotel in Langhorne, Pennsylvania. As of September 30, 2023, the Sheraton Bucks County was classified as held for sale. We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. Depreciation and amortization ceased as of the date the assets were deemed held for sale. Since the sale of the Sheraton Bucks County does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. See note 19.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at September 30, 2023 were as follows:

September 30, 2023
Assets
Investments in hotel properties, net	$9,458
Cash and cash equivalents	556
Restricted cash	286
Accounts receivable, net	228
Inventories	43
Deferred costs, net	3
Prepaid expenses	193
Other assets	49
Due from related party, net	57
Due from Ashford Inc., net	9
Assets held for sale	$10,882

Liabilities
Indebtedness, net	$9,247
Accounts payable and accrued expenses	510
Accrued interest	38
Liabilities related to assets held for sale	$9,795
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of September 30, 2023, the Company has made investments in OpenKey totaling approximately $5.5 million.
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
In November 2022, the Company made an initial investment of $9.1 million in an entity that owns the Meritage Investment in Napa, California. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	September 30, 2023	December 31, 2022
Carrying value of the investment in OpenKey (in thousands)	$1,676	$2,103
Ownership interest in OpenKey	15.1%	15.1%
Carrying value of the Meritage Investment (in thousands)	$8,703	$8,991

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OpenKey	$(125)	$(147)	$(427)	$(451)
Meritage Investment	(13)	—	(288)	—
	$(138)	$(147)	$(715)	$(451)
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any other-than-temporary impairment is recorded in equity in earnings (loss) of unconsolidated entities. No impairment charges were recorded during the three and nine months ended September 30, 2023 and 2022.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

							September 30, 2023	December 31, 2022
Indebtedness	Collateral		Maturity	Interest Rate (1)		Default Rate (2)	Debt Balance	Debt Balance
Mortgage loan (5)	1	hotel	June 2023	LIBOR(3) +	2.45%	n/a	$—	$73,450
Mortgage loan (6)	7	hotels	June 2023	SOFR(4) +	3.70%	4.00%	180,720	180,720
Mortgage loan (7)	7	hotels	June 2023	SOFR(4) +	3.44%	4.00%	174,400	174,400
Mortgage loan (8)	5	hotels	June 2023	SOFR(4) +	3.73%	4.00%	215,120	215,120
Mortgage loan (5)	1	hotel	November 2023	SOFR(4) +	2.80%	n/a	—	25,000
Mortgage loan (9) (10)	17	hotels	November 2023	SOFR(4) +	3.26%	n/a	409,750	415,000
Mortgage loan (11)	1	hotel	December 2023	SOFR(4) +	2.85%	n/a	15,175	15,290
Mortgage loan	1	hotel	January 2024		5.49%	n/a	6,231	6,345
Mortgage loan	1	hotel	January 2024		5.49%	n/a	9,093	9,261
Term loan (12)		Equity	January 2024		14.00%	n/a	183,082	195,959
Mortgage loan (13)	8	hotels	February 2024	SOFR(4) +	3.28%	n/a	345,000	395,000
Mortgage loan (14)	2	hotels	March 2024	SOFR(4) +	2.80%	n/a	240,000	240,000
Mortgage loan (15)	19	hotels	April 2024	SOFR(4) +	3.51%	n/a	862,027	907,030
Mortgage loan	1	hotel	May 2024		4.99%	n/a	5,652	5,819
Mortgage loan (16)	1	hotel	June 2024	SOFR(4) +	2.00%	n/a	8,881	8,881
Mortgage loan (17)	5	hotels	June 2024	SOFR(4) +	3.90%	n/a	158,689	221,040
Mortgage loan (18)	5	hotels	June 2024	SOFR(4) +	4.17%	n/a	237,061	262,640
Mortgage loan (19)	5	hotels	June 2024	SOFR(4) +	2.90%	n/a	119,003	160,000
Mortgage loan	2	hotels	August 2024		4.85%	n/a	10,986	11,172
Mortgage loan	3	hotels	August 2024		4.90%	n/a	22,024	22,349
Mortgage loan (20)	1	hotel	November 2024	LIBOR(3) +	4.65%	n/a	—	85,552
Mortgage loan (20)	1	hotel	November 2024	SOFR(4) +	4.76%	n/a	86,000	—
Mortgage loan (21)	1	hotel	December 2024	SOFR(4) +	4.00%	n/a	37,000	37,000
Mortgage loan	3	hotels	February 2025		4.45%	n/a	45,999	46,918
Mortgage loan	1	hotel	March 2025		4.66%	n/a	22,892	23,326
Mortgage loan (22)	1	hotel	August 2025	SOFR(4) +	3.91%	n/a	98,000	98,000
Mortgage loan (5)	2	hotels	May 2026	SOFR(4) +	4.00%	n/a	98,450	—
							3,591,235	3,835,272
Bridge loan (23) (26)	1	hotel	November 2023		5.00%	n/a	19,889	—
Environmental loan (26)	1	hotel	April 2024		10.00%	n/a	571	—
TIF loan (24) (26)	1	hotel	August 2025		8.25%	n/a	5,609	—
Construction loan (25) (26)	1	hotel	May 2033	SOFR(4) +	8.50%	n/a	12,622	—
							38,691	—
Total indebtedness							3,629,926	3,835,272
Premiums (discounts), net							(5,667)	(20,249)
Capitalized default interest and late charges							1,757	8,363
Deferred loan costs, net							(8,146)	(8,530)
Embedded debt derivative							23,096	23,687
Indebtedness, net							$3,640,966	$3,838,543

Indebtedness related to assets held for sale, net (10)	1	hotel	June 2024	SOFR(4) +	3.90%	n/a	9,247	—
							$3,631,719	$3,838,543
_____________________________
(1)    Interest rates do not include default or late payment rates in effect on some mortgage loans.
(2)    Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of September 30, 2023. The default rate is accrued in addition to the stated interest rate.
(3)    LIBOR rate was 4.392% December 31, 2022.
(4)    SOFR rates were 5.320% and 4.358% at September 30, 2023 and December 31, 2022, respectively.

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
(6)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period ended in June 2022. The paydown that was required in order to exercise the fourth one-year extension option was not made. As a result, effective June 9, 2023, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 3.65% to SOFR + 3.70%.
(7)    This loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in June 2022. The paydown that was required in order to exercise the fourth one-year extension option was not made. As a result, effective June 9, 2023, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 3.39% to SOFR + 3.44%.
(8)    This loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in June 2022. The paydown that was required in order to exercise the fourth one-year extension option was not made. As a result, effective June 9, 2023, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 3.68% to SOFR + 3.73%.
(9)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in November 2022. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 3.13% to SOFR + 3.26%. On July 14, 2023, we repaid $5.3 million of principal on this mortgage loan.
(10)    A portion of this mortgage loan at September 30, 2023 relates to the Bucks County Sheraton. See note 5.
(11)    This loan has two one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in December 2022.
(12)    This term loan has two one-year extension options, subject to satisfaction of certain conditions. Effective January 15, 2023, the interest rate decreased from 16% to 14% in accordance with the terms and conditions of the loan agreement. On August 1, 2023, we repaid $12.9 million of principal on this term loan.
(13)    On February 9, 2023, we amended this mortgage loan. Terms of the amendment included a principal paydown of $50.0 million, and the variable interest rate changed from LIBOR + 3.07% to LIBOR + 3.17%. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in February 2023. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 3.17% to SOFR + 3.28%.
(14)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The third one-year extension period began in March 2023. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 2.75% to SOFR + 2.80%.
(15)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in April 2023. In accordance with exercising the fourth one-year extension option, we repaid $45.0 million of principal and the variable interest rate changed from LIBOR + 3.20% to LIBOR + 3.47%. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 3.47% to SOFR + 3.51%.
(16)    This mortgage loan has a SOFR floor of 2.00%.
(17)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began effective June 2023. In accordance with exercising the extension option, we repaid $62.4 million of principal and the variable interest rate changed from LIBOR + 3.73% to LIBOR + 3.86%. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 3.86% to SOFR + 3.90%.
(18)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in June 2023. In accordance with exercising the extension option, the interest rate changed from LIBOR + 4.02% to LIBOR + 4.15%. On July 5, 2023, we repaid $25.6 million of principal, reducing the outstanding principal balance to $237.1 million, in accordance with exercising the fourth extension option. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 4.15% to SOFR + 4.17%.
(19)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began effective June 2023. In accordance with exercising the extension option, the interest rate changed from LIBOR + 2.73% to LIBOR + 2.85%. On July 7, 2023, we repaid $41.0 million of principal, reducing the outstanding principal balance to $119.0 million, in accordance with exercising the fourth extension option. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 2.85% to SOFR + 2.90%.
(20)    On January 27, 2023, we drew the remaining $449,000 of the $2.0 million additional funding available to replenish restricted cash balances in accordance with the terms of the mortgage loan. Effective June 30, 2023, we replaced the variable interest rate of LIBOR + 4.65% with SOFR + 4.76% in accordance with the terms and conditions of the loan agreement. This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(21)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 0.50%.
(22)    This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions.
(23)     This loan has one six-month extension option, subject to satisfaction of certain conditions.
(24)    On July 26, 2023, we amended this loan. Terms of the amendment included increasing the fixed rate of 4.75% to a fixed rate of 8.25%, and extending the maturity date from July 2024 to August 2025.
(25)    Effective August 1, 2023, we amended this construction loan. Terms of the amendment included replacing the variable interest rate of LIBOR + 8.39% with SOFR + 8.50% and extending the term loan effective date from August 2023 to January 2024. Additionally, the term loan rate of a fixed rate of 6.81% plus the higher of the a) five-year swap rate and b) 0.94% was replaced with a fixed rate of 7.75% plus SOFR, less 1.85%. The final maturity date is May 2033.
(26)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in notes 2, 4 and 8.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2023	2022	2023	2022
Interest expense and amortization of discounts and loan costs	$(5,031)	$(3,108)	$(13,862)	$(8,719)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the years ended December 31, 2021 and 2020 the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of the capitalized principal that was amortized during the three and nine months ended September 30, 2023 and 2022, was $1.7 million and $6.6 million, and $3.8 million and $11.4 million, respectively. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The KEYS mortgage loans were entered into on June 13, 2018, each of which had a two-year initial term and five one-year extension options. In order to qualify for a one-year extension in June of 2023, each KEYS loan pool was required to achieve a certain debt yield test. The Company extended its KEYS Pool C loan with a paydown of approximately $62.4 million, its KEYS Pool D loan with a paydown of approximately $25.6 million, and its KEYS Pool E loan with a paydown of approximately $41.0 million. On June 9, 2023 the Company received a 30-day extension to satisfy the extension conditions in order to negotiate modifications to the respective extension tests. On July 7, 2023, the Company elected not to make the required paydowns to extend its KEYS Pool A loan ($180.7 million debt balance with a book value of collateral of $122.8 million), KEYS Pool B loan ($174.4 million debt balance with a book value of collateral of $115.1 million) and KEYS Pool F loan ($215.1 million debt balance with a book value of collateral of $157.6 million) as of September 30, 2023, thereby defaulting on such loans. Below is a summary of the hotel properties securing the KEYS mortgage loans:
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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of September 30, 2023, we were in compliance with all covenants related to mortgage loans, with the exception of the KEYS Pools A, KEYS Pool B and KEYS Pool F mortgage loans discussed above. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”). The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
In conjunction with the development of the Le Meridien in Fort Worth, Texas, which was consolidated as of May 31, 2023, the Company recorded $1.0 million and $1.6 million of capitalized interest during the three and nine months ended September 30, 2023, which is included in “investment in hotel properties, net” in our consolidated balance sheets. The total amount of capitalized interest on the development was $7.0 million as of September 30, 2023. See note 4.
8. Notes Receivable, Net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	September 30, 2023	December 31, 2022
Certificate of Occupancy Note (1) (3)
Face amount	7.0%	$—	$5,250
Discount (2)		—	(188)
Notes receivable, net		$—	$5,062
____________________________________
(1)    The outstanding principal balance and all accrued and unpaid interest was due and payable on or before July 9, 2025. The note was paid in full on July 14, 2023.
(2)    The discount represented the imputed interest during the interest-free period.
(3)    The note receivable was secured by the 1.65-acre land parcel adjacent to the Hilton St. Petersburg Bayfront.
No cash interest income was recorded for the three and nine months ended September 30, 2023 and 2022.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2023	2022	2023	2022
Other income (expense)	$9	$86	$188	$252
As of September 30, 2023, the Company has a note receivable with the manager of 815 Commerce MM who also holds a non-controlling interest in 815 Commerce MM for $5.7 million. See discussion in note 2. The Company has a maximum note commitment of up to $9.5 million, which is the total of balancing deposits required by the property construction lender. The note bears interest at 18.0% per annum. The note receivable is payable within 30 days after demand. If the manager fails upon demand to repay the note receivable with interest, the Company will have the right to convert the unpaid principal plus all accrued interest thereon to an additional capital contribution in which case the deemed additional capital contributions by the manager will be deemed to have not occurred and the percentage interests and the residual sharing percentages of the members shall be adjusted. The note receivable may be prepaid in whole or in part.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the note receivable (dollars in thousands):

	Interest Rate	September 30, 2023	December 31, 2022
Note receivable	18.0%	$5,721	$—
The following table summarizes the interest income associated with the note receivable (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Line Item	2023	2023
Other income (expense)	$192	$212
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

	Imputed Interest Rate	September 30, 2023	December 31, 2022
Deferred Consideration
Face amount	10.0%	$1,500	$1,500
Discount (1)		(142)	(240)
		$1,358	$1,260
_______________
(1)    The discount represents the imputed interest during the interest-free period.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2023	2022	2023	2022
Other income (expense)	$34	$10	$98	$10
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three and nine months ended September 30, 2023 and 2022.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Nine Months Ended September 30,
	2023		2022
Interest rate caps:
Notional amount (in thousands)	$2,158,231	(1)	$2,873,651	(1)
Strike rate low end of range	2.50%		3.00%
Strike rate high end of range	6.90%		4.00%
Effective date range	March 2023 - August 2023		January 2022 - June 2022
Termination date range	February 2024 - June 2025		January 2023 - July 2023
Total cost (in thousands)	$22,285		$5,255
_______________
(1)These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	September 30, 2023		December 31, 2022
Interest rate caps:
Notional amount (in thousands)	$4,081,521	(1)	$3,549,941	(1)
Strike rate low end of range	2.00%		2.00%
Strike rate high end of range	6.90%		5.50%
Termination date range	November 2023 - June 2025		January 2023 - January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$2,706,155		$3,505,242
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2023, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 5.320% to 4.220% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the September 30, 2023 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the recovery rate assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of September 30, 2023.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at December 31, 2021	$27,906
Re-measurement of fair value	(932)
Balance at March 31, 2022	26,974
Re-measurement of fair value	(2,977)
Balance at June 30, 2022	23,997
Re-measurement of fair value	(719)
Balance at September 30, 2022	23,278
Re-measurement of fair value	409
Balance at December 31, 2022	23,687
Re-measurement of fair value	934
Balance at March 31, 2023	24,621
Re-measurement of fair value	(1,961)
Balance at June 30, 2023	22,660
Re-measurement of fair value	436
Balance at September 30, 2023	$23,096
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2023:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$25,493	$—	$25,493	(1)
Total	$—	$25,493	$—	$25,493
Liabilities
Embedded debt derivative	$—	$—	$(23,096)	$(23,096)	(2)
Net	$—	$25,493	$(23,096)	$2,397

December 31, 2022:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$47,182	$—	$47,182	(1)
Total	$—	$47,182	$—	$47,182
Liabilities
Embedded debt derivative	$—	$—	$(23,687)	$(23,687)	(2)
Net	$—	$47,182	$(23,687)	$23,495
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

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2023		2022
Assets
Derivative assets:
Interest rate derivatives - caps	$(2,242)		$9,055	(3)
Total	$(2,242)		$9,055
Liabilities
Derivative liabilities:
Embedded debt derivative	$(436)		$719
Net	$(2,678)		$9,774

Total combined
Interest rate derivatives - caps	$(12,567)		$9,055
Embedded debt derivative	(436)		719
Unrealized gain (loss) on derivatives	(13,003)	(1)	9,774	(1)
Realized gain (loss) on interest rate caps	10,325	(1) (2)	—
Net	$(2,678)		$9,774
____________________________________
(1)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Represents settled and unsettled payments from counterparties on interest rate caps.
(3)    Amount excludes income of $133,000 associated with payments received from counterparties on interest rate caps, which is included in other income (expense) in our consolidated statements of operations.

	Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2023		2022
Assets
Derivative assets:
Interest rate derivatives - caps	$3,899		$14,431	(3)
Total	$3,899		$14,431

Liabilities
Derivative liabilities:
Embedded debt derivative	$591		$4,628
Net	$4,490		$19,059

Total combined
Interest rate derivatives - caps	$(26,891)		$14,431
Embedded debt derivative	591		4,628
Unrealized gain (loss) on derivatives	(26,300)	(1)	19,059	(1)
Realized gain (loss) on interest rate caps	30,790	(1) (2)	—
Net	$4,490		$19,059
____________________________________
(1)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Represents settled and unsettled payments from counterparties on interest rate caps.
(3)    Amount excludes income of $133,000 associated with payments received from counterparties on interest rate caps, which is included in other income (expense) in our consolidated statements of operations.

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

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$25,493	$25,493	$47,182	$47,182
Financial liabilities measured at fair value:
Embedded debt derivative	$23,096	$23,096	$23,687	$23,687

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$184,737	$184,737	$417,064	$417,064
Restricted cash (1)	172,182	172,182	141,962	141,962
Accounts receivable, net (1)	73,940	73,940	49,809	49,809
Notes receivable, net	5,934	5,637 to 6,230	5,062	4,809 to 5,315
Due from Ashford Inc., net	—	—	486	486
Due from related parties, net (1)	4,404	4,404	6,570	6,570
Due from third-party hotel managers	24,145	24,145	22,462	22,462

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,624,259	$3,329,331 to $3,679,785	$3,815,023	$3,500,635 to $3,869,122
Accounts payable and accrued expenses (1)	153,719	153,719	115,970	115,970
Accrued interest payable (1)	25,281	25,281	15,287	15,287
Dividends and distributions payable	3,568	3,568	3,118	3,118
Due to Ashford Inc., net (1)	9,019	9,019	—	—
Due to third-party hotel managers	1,134	1,134	1,319	1,319
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of September 30, 2023.
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 95.0% and 105.0% of the carrying value of $5.9 million at September 30, 2023 and approximately 95.0% to 105.0% of the carrying value of $5.1 million at December 31, 2022. This is considered a Level 2 valuation technique.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 91.9% to 101.5% of the carrying value of $3.6 billion at September 30, 2023 and approximately 91.8% to 101.4% of the carrying value of $3.8 billion at December 31, 2022. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(63,562)	$(22,092)	$(149,092)	$(83,692)
Less: dividends on preferred stock	(4,295)	(3,104)	(11,290)	(9,311)
Less: deemed dividends on redeemable preferred stock	(760)	—	(1,993)	—
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(68,617)	$(25,196)	$(162,375)	$(93,003)

Weighted average common shares outstanding:
Weighted average shares outstanding - basic and diluted	34,459	34,371	34,395	34,324

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.99)	$(0.73)	$(4.72)	$(2.71)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(1.99)	$(0.73)	$(4.72)	$(2.71)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(889)	$(231)	$(1,838)	$(679)
Dividends on preferred stock - Series J (inclusive of deemed dividends)	1,843	—	3,776	—
Dividends on preferred stock - Series K (inclusive of deemed dividends)	108	—	196	—
Total	$1,062	$(231)	$2,134	$(679)

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of operating partnership units	447	317	394	278
Effect of assumed issuance of shares for term loan exit fee	1,745	1,745	1,745	1,745
Effect of assumed conversion of preferred stock - Series J	21,712	—	9,978	—
Effect of assumed conversion of preferred stock - Series K	1,135	—	514	—
Total	25,039	2,062	12,631	2,023
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
As of September 30, 2023, there were approximately 1.6 million Performance LTIP units outstanding, representing 250% of the target number granted for the 2021, 2022 and 2023 grants.
In May 2023, approximately 112,000 LTIP units were issued to independent directors with a fair value of approximately $475,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2023.
As of September 30, 2023, we have issued a total of approximately 2.1 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 1.5 million Performance LTIP units and 124,000 LTIP units have reached full economic parity with, and are convertible into, common units upon vesting.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	September 30, 2023	December 31, 2022
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$22,394	$21,550
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$185,451	$184,625
Ownership percentage of operating partnership	1.28%	0.91%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$889	$231	$1,838	$679
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
In May 2023, approximately 22,000 shares of common stock were issued to independent directors with a fair value of approximately $95,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2023.
In July 2023, approximately 20,000 shares of common stock were issued to an independent director, upon his appointment, with a fair value of approximately $75,000, which vested immediately upon grant and have been expensed during the three and nine months ended September 30, 2023.
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
Stock Repurchases—On April 6, 2022, the board of directors approved a stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors authorized in December 2017. No shares of our common stock or preferred stock were repurchased subject to the repurchase program during the three and nine months ended September 30, 2023 and 2022, respectively.
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
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Series J Preferred Stock shares issued (1)	1,048	2,535
Net proceeds	$23,583	$57,041
________
(1)Exclusive of shares issued under the DRIP.
The Series J Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside of the Company’s control. As such, the Series J Preferred Stock is classified outside of permanent equity.
At the date of issuance, the carrying amount of the Series J Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period.
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	September 30, 2023	December 31, 2022
Series J Preferred Stock	$60,482	$2,004
Cumulative adjustments to Series J Preferred Stock (1)	$2,821	$926
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Series J Preferred Stock	$1,130	$1,881

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption activities of Series J Preferred stock is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Series J Preferred Stock shares redeemed	1	3
Redemption amount, net of redemption fees	$22	$75
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
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Series K Preferred Stock shares issued (1)	82	152
Net proceeds	$1,999	$3,695
________
(1)Exclusive of shares issued under the DRIP.
The Series K Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside of the Company’s control. As such, the Series K Preferred Stock is classified outside of permanent equity.
At the date of issuance, the carrying amount of the Series K Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period.
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	September 30, 2023	December 31, 2022
Series K Preferred Stock	$3,798	$44
Cumulative adjustments to Series K Preferred Stock (1)	$118	$20
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Series K Preferred Stock	$61	$98
16. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty J. Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc.
Under our advisory agreement, we pay advisory fees to Ashford LLC. Advisory fees consist of base fees and incentive fees. We pay a monthly base fee in an amount equal to 1/12 of (i) 0.70% of the Total Market Capitalization (as defined in our advisory agreement) of the Company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined in our advisory agreement), if any, on the last day of the prior month during which the advisory agreement was in effect; provided, however, that in no event shall the Base Fee (as defined in our advisory agreement) for any month be less than the Minimum Base Fee as provided by the advisory agreement. The Company shall pay the Base Fee or the Minimum Base Fee (as defined in our advisory agreement) on the fifth business day of each month.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advisory services fee
Base advisory fee	$8,121	$8,854	$24,839	$26,202
Reimbursable expenses (1)	2,884	2,430	9,176	7,365
Equity-based compensation (2)	1,390	1,229	3,635	4,609
Total advisory services fee	$12,395	$12,513	$37,650	$38,176
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
Due to Ashford Inc., net as of September 30, 2023, includes a $1.2 million security deposit paid to Remington Hotel Corporation (“RHC”) for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
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
During June 2023, we entered into various 12-month agreements with Lismore to seek modifications or refinancings of certain mortgage loans of the Company. For the three and nine months ended September 30, 2023, we incurred fees of approximately $0 and $525,000, respectively, to Lismore in nonrefundable work fees. The unamortized fees are included in “other assets” on the consolidated balance sheet, and are amortized on a straight line basis over the term of the agreements.
In addition to the above agreements, we incurred fees from Lismore of $246,000 and $1.2 million for the three and nine months ended September 30, 2023, respectively, and $0 and $690,000 for the three and nine months ended September 30, 2022, respectively.
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
During the year ended December 31, 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities. As of December 31, 2022, Ashford Trust had funded approximately $6.2 million of which $126,000 of the pre-funded amount was included in “other assets” and $5.9 million was included in “due from Ashford Inc., net” on our consolidated balance sheet. In March 2023, Ashford Inc. paid $6.1 million to Ashford Trust as a result of the contribution true-up between the entities described above. As of September 30, 2023, Ashford Trust has funded approximately $166,000 and has a $2.4 million payable that is included in “due to Ashford Inc., net” on our consolidated balance sheet.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2023	2022	2023	2022
Corporate, general and administrative	$1,212	$(3,522)	$2,312	$(2,331)

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
Hotel Management Services
At September 30, 2023, Remington Hospitality managed 68 of our 100 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services.
17. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2023, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 6% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at September 30, 2023, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2024 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2023	2022	2023	2022
Other hotel expenses	$16,549	$15,616	$49,612	$43,789
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2023, we pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2025 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May 2023 the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. The trial court set a due date of August 7, 2023 for the briefs. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2023, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information may have been exposed, but we have not identified that any customer information was exposed. Systems have been substantially restored with minimal effect on certain hotel operations. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss. At this time, no litigation has been filed nor has any been threatened.
Our assessment may change depending upon the development of any current or future legal proceedings, and the final results of such legal proceedings cannot be predicted with certainty. If we ultimately do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
18. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of September 30, 2023 and December 31, 2022, all of our hotel properties were domestically located.

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
•uncertainty in the banking sector and market volatility due to the failures of Silicon Valley Bank, New York Signature Bank and First Republic Bank;
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
EXECUTIVE OVERVIEW
General
As of September 30, 2023, our portfolio consisted of 100 consolidated operating hotel properties which represents 22,316 total rooms. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2023, Remington Hospitality, a subsidiary of Ashford Inc., managed 68 of our 100 hotel properties. Third-party management companies managed the remaining hotel properties.
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

Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with his father Mr. Archie Bennett, Jr., as of September 30, 2023, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 19.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,154,013 shares of Ashford Inc. common stock, which if converted as of September 30, 2023, would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.7%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Recent Developments
The KEYS mortgage loans were entered into on June 13, 2018, each of which had a two-year initial term and five one-year extension options. In order to qualify for a one-year extension in June of 2023, each KEYS loan pool was required to achieve a certain debt yield test. On July 7, 2023, the Company elected not to make the required paydowns to extend its KEYS Pool A loan, KEYS Pool B loan and KEYS Pool F loan, thereby defaulting on such loans. The Company is currently in discussions with its lenders on these loan pools seeking modifications to the extension tests; however, it appears that the most likely outcome will be a consensual transfer of these hotels to the respective lenders. Below is a summary of the hotel properties securing the KEYS Loan Pools A, B and F mortgage loans:
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
Embassy Suites Flagstaff – Flagstaff, AZ
Embassy Suites Walnut Creek – Walnut Creek, CA
Marriott Bridgewater – Bridgewater, NJ
Marriott Research Triangle Park – Durham, NC
W Atlanta Downtown – Atlanta, GA
On August 1, 2023, the Company sold the WorldQuest Resort in Orlando, Florida for $14.8 million in cash. The sale resulted in a gain of approximately $6.4 million for the three and nine months ended September 30, 2023.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2023	2022	2023 to 2022	2023	2022	2023 to 2022
Total revenue	$343,014	$328,156	$14,858	$1,047,649	$923,389	$124,260
Total hotel expenses	(232,626)	(216,256)	(16,370)	(698,421)	(614,190)	(84,231)
Property taxes, insurance and other	(17,345)	(17,541)	196	(52,880)	(51,289)	(1,591)
Depreciation and amortization	(45,954)	(49,428)	3,474	(140,963)	(152,444)	11,481
Advisory service fee	(12,395)	(12,513)	118	(37,650)	(38,176)	526
Corporate, general and administrative	(3,871)	884	(4,755)	(11,387)	(6,730)	(4,657)
Gain (loss) on consolidation of VIE and disposition of assets	6,390	(11)	6,401	7,443	273	7,170
Operating income (loss)	37,213	33,291	3,922	113,791	60,833	52,958
Equity in earnings (loss) of unconsolidated entities	(138)	(147)	9	(715)	(451)	(264)
Interest income	1,888	1,576	312	6,755	2,153	4,602
Other income (expense)	34	241	(207)	277	426	(149)
Interest expense and amortization of discounts and loan costs	(99,380)	(61,023)	(38,357)	(270,485)	(152,975)	(117,510)
Write-off of premiums, loan costs and exit fees	(1,263)	(1,378)	115	(2,633)	(3,076)	443
Realized and unrealized gain (loss) on derivatives	(2,678)	9,774	(12,452)	4,490	19,059	(14,569)
Income tax benefit (expense)	(127)	(4,657)	4,530	(2,410)	(10,340)	7,930
Net income (loss)	(64,451)	(22,323)	(42,128)	(150,930)	(84,371)	(66,559)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	889	231	658	1,838	679	1,159
Net income (loss) attributable to the Company	$(63,562)	$(22,092)	$(41,470)	$(149,092)	$(83,692)	$(65,400)
All hotel properties held during the three and nine months ended September 30, 2023 and 2022 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2023 and 2022. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
Sheraton Ann Arbor (1)	Ann Arbor, MI	Disposition	September 1, 2022
Hilton Marietta (2)	Marietta, GA	Acquisition	December 16, 2022
WorldQuest Resort (1)	Orlando, FL	Disposition	August 1, 2023
____________________________________
(1) Referred to as “Hotel Dispositions”
(2) Referred to as “Hotel Acquisition”

The following table illustrates the key performance indicators of the 100 operating hotel properties and WorldQuest included in our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RevPAR (revenue per available room)	$131.44	$126.24	$133.34	$119.19
Occupancy	72.19%	70.98%	71.97%	67.60%
ADR (average daily rate)	$182.09	$177.84	$185.28	$176.32
The following table illustrates the key performance indicators of the 99 hotel properties that were included in our results of operations for the full nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RevPAR	$131.71	$126.72	$133.94	$119.85
Occupancy	72.22%	70.96%	72.07%	67.65%
ADR	$182.36	$178.57	$185.85	$177.16
Comparison of the Three Months Ended September 30, 2023 and 2022
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $41.5 million, from $22.1 million for the three months ended September 30, 2022 (the “2022 quarter”) to $63.6 million for the three months ended September 30, 2023 (the “2023 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties increased $10.0 million, or 3.8%, to $270.6 million in the 2023 quarter compared to the 2022 quarter as our hotel properties recover from the effects of the COVID-19 pandemic. This increase is attributable to higher rooms revenue of $10.2 million at our comparable hotel properties and $2.3 million from our Hotel Acquisition partially offset by a decrease of $2.5 million from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 2.1% in room rates and a 126 basis point increase in occupancy.
Food and beverage revenue increased $3.6 million, or 7.3%, to $52.2 million. This increase is attributable to higher sales of food and beverage of $3.1 million at our comparable hotel properties and $723,000 from our Hotel Acquisition partially offset by a decrease of $221,000 from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $1.4 million, or 7.4%, to $19.5 million. This increase is primarily attributable to an increase of $1.6 million at our comparable hotel properties and $98,000 from our Hotel Acquisition partially offset by a decrease of $384,000 from our Hotel Dispositions. Other non-hotel revenue decreased $59,000, or 8.1%, to $665,000 in the 2023 quarter as compared to the 2022 quarter.
Hotel Operating Expenses. Hotel operating expenses increased $16.4 million, or 7.6%, to $232.6 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $6.7 million in the 2023 quarter as compared to the 2022 quarter, which was primarily comprised of an increase of $6.3 million from our comparable hotel properties and $900,000 from our Hotel Acquisition partially offset by a decrease $500,000 from our Hotel Dispositions. Direct expenses were 31.4% of total hotel revenue for the 2023 quarter and 30.8% for the 2022 quarter. Indirect expenses and management fees increased $9.7 million in the 2023 quarter as compared to the 2022 quarter, which was primarily comprised of an increase of $8.8 million from our comparable hotel properties and $1.2 million from our Hotel Acquisition partially offset by a decrease of $426,000 from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $196,000, or 1.1%, to $17.3 million during the 2023 quarter compared to the 2022 quarter, which was primarily due to a decrease of $69,000 from our comparable hotel properties and a decrease of $158,000 from our Hotel Dispositions partially offset by an increase of $31,000 from our Hotel Acquisition.
Depreciation and Amortization. Depreciation and amortization decreased $3.5 million, or 7.0%, to $46.0 million during the 2023 quarter compared to the 2022 quarter, which was primarily due to a decrease of $3.5 million from our comparable hotel properties primarily related to fully depreciated assets and $122,000 from our Hotel Dispositions partially offset by an increase of $135,000 from our Hotel Acquisition.
Advisory Services Fee. Advisory services fee decreased $118,000, or 0.9%, to $12.4 million in the 2023 quarter compared to the 2022 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2023 quarter, the advisory services fee was comprised of a base advisory fee of $8.1 million, equity-based compensation of $1.4 million associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $2.9 million. In the 2022 quarter, the advisory services fee was comprised of a base advisory fee of $8.9 million, equity-based compensation of $1.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $2.4 million.
Corporate, General and Administrative. Corporate, general and administrative expense changed $4.8 million from a credit of $884,000 in the 2022 quarter to an expense of $3.9 million in the 2023 quarter. The increase was primarily attributable to higher reimbursed operating expenses of Ashford Securities of $4.7 million. During the 2022 quarter, the funding estimate was revised based on the latest capital raise estimates of the aggregate equity offerings raised by Ashford Securities, this resulted in a credit to expense of approximately $3.9 million.
Gain (Loss) on Consolidation of VIE and Disposition of Assets. Gain on consolidation of VIE and disposition of assets increased $6.4 million from $11,000 in the 2022 quarter to $6.4 million in the 2023 quarter. The gain in the 2023 quarter primarily related to the sale of WorldQuest Resort in Orlando, Florida. The loss in the 2022 quarter was primarily related to the sale of the Sheraton Ann Arbor.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities decreased $9,000 during the 2023 quarter compared to the 2022 quarter. The 2023 quarter included equity in loss of $125,000 from OpenKey and $13,000 from an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California. The 2022 quarter included equity in loss of $147,000 from OpenKey.
Interest Income. Interest income was $1.9 million and $1.6 million for the 2023 quarter and the 2022 quarter, respectively. The increase in interest income in the 2023 quarter was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.
Other Income (Expense). Other income consisted of miscellaneous income of $34,000 in the 2023 quarter. In the 2022 quarter, we recorded other income of $241,000 of other income.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $38.4 million, or 62.9%, to $99.4 million during the 2023 quarter compared to the 2022 quarter. The increase is primarily due to higher interest expense of $28.3 million at our comparable hotel properties primarily due to higher interest rates on our variable rate debt, a $2.5 million increase primarily attributable to the amortization of the Oaktree debt discount and lower credits to interest expense of $8.0 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. These increases were partially offset by a decrease of $399,000 from our Hotel Dispositions. The average SOFR rates for the 2023 quarter and the 2022 quarter were 5.08% and 2.08%, respectively. The average LIBOR rate for the 2022 quarter was 2.47%, respectively.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $115,000 to $1.3 million in the 2023 quarter compared to the 2022 quarter. In the 2023 quarter, we incurred fees of $1.3 million related to loan refinances and modifications. In the 2022 quarter, we wrote off unamortized loan costs of $265,000 and a pro rata write-off of the Oaktree loan discount in the amount of $514,000 upon making a $4.0 million pay down on the Oaktree loan. Additionally, we incurred third-party fees of $599,000.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed $12.5 million from a gain of $9.8 million in the 2022 quarter to a loss of $2.7 million in the 2023 quarter. In the 2023 quarter, we recognized an unrealized loss of $12.6 million associated with interest rate caps and an unrealized loss of $436,000 from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by a realized gain of $10.3 million related to payments from counterparties on interest rate caps. In the 2022 quarter, we recognized an unrealized gain of $719,000 from the revaluation of the embedded debt derivative and an unrealized gain of $9.1 million associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $4.5 million, from $4.7 million in the 2022 quarter to $127,000 in the 2023 quarter. This decrease was primarily due to a decrease in the profitability of our Ashford TRS entities in the 2023 quarter compared to the 2022 quarter.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $889,000 in the 2023 quarter and $231,000 in the 2022 quarter. Redeemable noncontrolling interests represented ownership interests of 1.28% and 0.91% in the operating partnership at September 30, 2023 and 2022, respectively.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $65.4 million from $83.7 million for the nine months ended September 30, 2022 (“2022 period”) to $149.1 million for the nine months ended September 30, 2023 (“2023 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties increased $86.0 million, or 11.8%, to $817.5 million in the 2023 period compared to the 2022 period. This increase is attributable to higher rooms revenue of $85.1 million at our comparable hotel properties as our hotel properties recover from the effects of the COVID-19 pandemic and an increase of $6.5 million from our Hotel Acquisition partially offset by a decrease of $5.6 million from our Hotel Dispositions. Our comparable hotel properties experienced an increase of 4.9% in room rates and an increase of 442 basis points in occupancy.
Food and beverage revenue increased $33.2 million, or 23.8%, to $172.9 million in the 2023 period compared to the 2022 period. This increase is attributable to higher sales of food and beverage of $31.8 million at our comparable hotel properties and an increase of $2.3 million from our Hotel Acquisition partially offset by a decrease of $880,000 from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $5.1 million, or 10.2%, to $55.1 million in the 2023 period compared to the 2022 period. This increase is attributable to higher other revenue of $5.5 million from our comparable hotel properties as our hotel properties recover from the effects of the COVID-19 pandemic and an increase of $266,000 from our Hotel Acquisition partially offset by a decrease of $639,000 from our Hotel Dispositions. Other revenue decreased $70,000, or 3.2%, to $2.1 million in the 2023 period compared to the 2022 period.
Hotel Operating Expenses. Hotel operating expenses increased $84.2 million, or 13.7%, to $698.4 million in the 2023 period compared to the 2022 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $41.5 million in the 2023 period compared to the 2022 period, comprised of an increase of $40.7 million from our comparable hotel properties and an increase of $2.6 million from our Hotel Acquisition, partially offset by a decrease of $1.8 million from our Hotel Dispositions. Direct expenses were 30.7% of total hotel revenue for the 2023 period and 30.3% for the 2022 period. Indirect expenses and management fees increased $42.8 million in the 2023 period compared to the 2022 period, comprised of an increase of $41.3 million from our comparable hotel properties and $3.6 million from our Hotel Acquisition partially offset by $2.1 million from our Hotel Dispositions.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $1.6 million or 3.1%, to $52.9 million in the 2023 period compared to the 2022 period, which was primarily due to an increase of $1.9 million from our comparable hotel properties and $108,000 from our Hotel Acquisition partially offset by a decrease of $453,000 from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization decreased $11.5 million or 7.5%, to $141.0 million in the 2023 period compared to the 2022 period, which consisted of lower depreciation of $10.5 million from our comparable hotel properties primarily related to fully depreciated assets and $1.4 million from our Hotel Dispositions partially offset by an increase of $402,000 from our Hotel Acquisition.
Advisory Services Fee. Advisory services fee decreased $526,000, or 1.4%, to $37.7 million in the 2023 period compared to the 2022 period. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2023 period, the advisory services fee was comprised of a base advisory fee of $24.8 million, equity-based compensation of $3.6 million associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $9.2 million. In the 2022 period, the advisory services fee was comprised of a base advisory fee of $26.2 million, equity-based compensation of $4.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $7.4 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $4.7 million, or 69.2%, to $11.4 million in the 2023 period compared to the 2022 period. The increase was primarily attributable to higher reimbursed operating expenses of Ashford Securities of $4.6 million. During the third quarter of 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate equity offerings raised by Ashford Securities, this resulted in a credit to expense of approximately $3.9 million.

Gain (Loss) on Consolidation of VIE and Disposition of Assets. Gain on consolidation of VIE and disposition of assets increased $7.2 million, from $273,000 in the 2022 period to $7.4 million in the 2023 period. The gain in the 2023 period was primarily related to a $1.1 million gain for the consolidation of the VIE, which is represented by the difference between the fair value of the assets and liabilities recognized, the fair value of the non-controlling interest and the previous carrying value of the Company’s investment in 815 Commerce MM and $6.4 million related to the sale of WorldQuest in Orlando, Florida. The gain in the 2022 period was primarily related to a gain related to the sale of six WorldQuest condominiums.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $715,000 in the 2023 period, which consisted of equity in loss of $427,000 from OpenKey and $288,000 in the Napa resort investment and $451,000 in the 2022 period, which consisted of our share of loss in OpenKey.
Interest Income. Interest income was $6.8 million and $2.2 million in the 2023 period and the 2022 period, respectively. The increase in interest income in the 2023 quarter was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.
Other Income (Expense). Other income decreased $149,000 from $426,000 in the 2022 period to $277,000 in the 2023 period. In the 2023 period we recorded miscellaneous income of $372,000. In the 2022 period, we recorded other income of $426,000.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $117.5 million, or 76.8%, to $270.5 million in the 2023 period compared to the 2022 period. The increase was primarily due to a $103.8 million increase in interest expense at our comparable hotel properties primarily due to higher interest rates on our variable rate debt, lower credits to interest expense of $10.9 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default and a $4.0 million increase primarily attributable to the amortization of the Oaktree debt discount. These increases were partially offset by a decrease of $1.1 million from our Hotel Dispositions. The average SOFR rates for the 2023 period and the 2022 period were 4.78% and 0.97%, respectively. The average LIBOR rate for the 2022 period was 1.24%.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $443,000 to $2.6 million in the 2023 period compared to the 2022 period. In the 2023 period, we incurred fees of $2.6 million related to loan refinances and modifications. In the 2022 period, we recognized Lismore fees of $643,000 that reflects the amortization over the service period of the Lismore Agreement. We wrote off unamortized loan costs of $265,000 and a pro rata write-off of the Oaktree loan discount in the amount of $514,000 upon making a $4.0 million pay down on the Oaktree loan. Additionally, we incurred fees of $1.7 million related to loan refinances and modifications.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives decreased $14.6 million from $19.1 million in the 2022 period to $4.5 million in the 2023 period. In the 2023 period, we recognized a realized gain of $30.8 million related to payments from counterparties on interest rate caps and an unrealized gain of $591,000 from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by an unrealized loss of $26.9 million associated with interest rate caps. In the 2022 period, we recorded an unrealized gain of $4.6 million from the revaluation of the embedded debt derivative in the Oaktree Credit Agreement and an unrealized gain of $14.4 million from interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $7.9 million, from $10.3 million in the 2022 period to $2.4 million in the 2023 period. This decrease was primarily due to a decrease in the profitability of our Ashford TRS entities in the 2023 period compared to the 2022 period.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $1.8 million and $679,000 in the 2023 period and the 2022 period, respectively. Redeemable noncontrolling interests represented ownership interests of 1.28% and 0.91% in the operating partnership at September 30, 2023 and 2022, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2023, the Company held cash and cash equivalents of $184.7 million and restricted cash of $172.2 million (including amounts held for sale), the vast majority of which is comprised of lender and manager-held reserves. As of September 30, 2023, $24.1 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At September 30, 2023, our net debt to gross assets was 69.0%.

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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At September 30, 2023, 31% of our hotels were in cash traps and approximately $4.0 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
The KEYS mortgage loans were entered into on June 13, 2018, each of which had a two-year initial term and five one-year extension options. In order to qualify for a one-year extension in June of 2023, each KEYS loan pool was required to achieve a certain debt yield test. The Company extended its KEYS Pool C loan with a paydown of approximately $62.4 million, its KEYS Pool D loan with a paydown of approximately $25.6 million, and its KEYS Pool E loan with a paydown of approximately $41.0 million. On June 9, 2023 the Company received a 30-day extension to satisfy the extension conditions in order to negotiate modifications to the respective extension tests. On July 7, 2023, the Company elected not to make the required paydowns to extend its KEYS Pool A loan, KEYS Pool B loan and KEYS Pool F loan, thereby defaulting on such loans. The Company is currently in discussions with its lenders on these loan pools seeking modifications to the extension tests;

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
Embassy Suites Flagstaff – Flagstaff, AZ
Embassy Suites Walnut Creek – Walnut Creek, CA
Marriott Bridgewater – Bridgewater, NJ
Marriott Research Triangle Park – Durham, NC
W Atlanta Downtown – Atlanta, GA
Equity Transactions
On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. The Company filed a Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement. As of November 6, 2023, the Company has issued approximately 900,000 shares of common stock for gross proceeds of approximately $12.9 million under the M3A Purchase Agreement.

On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of November 6, 2023, the Company has issued approximately 2.9 million shares of Series J Preferred Stock and received net proceeds of approximately $65.4 million and approximately 166,000 shares of Series K Preferred Stock and received net proceeds of approximately $4.0 million.
On April 6, 2022, the board of directors approved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the 2017 Repurchase Program that the board of directors authorized in December 2017. No shares have been repurchased under the Repurchase Program.
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 6, 2023, the Company has not issued any common stock pursuant to the Virtu Equity Distribution Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $36.0 million and $39.5 million for the nine months ended September 30, 2023 and 2022, respectively. Cash flows provided by operations were impacted by changes in hotel operations, our hotel dispositions in 2022 and 2023, our hotel acquisition in 2022 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2023, net cash flows used in investing activities were $65.9 million. Cash outflows consisted of $99.5 million for capital improvements made to various hotel properties, $402,000 of payments for franchise fees and $5.7 million from the issuance of a note receivable, partially offset by cash inflows of $18.2 million related to restricted cash received from initial consolidation of VIE, $1.8 million from property insurance proceeds and $5.3 million of proceeds from the payment of a note receivable.
For the nine months ended September 30, 2022, net cash flows used in investing activities were $28.3 million. Cash outflows primarily consisted of $68.1 million for capital improvements made to various hotel properties. Cash outflows were partially offset by cash inflows of $34.7 million from proceeds received from the sale of Sheraton Ann Arbor and six WorldQuest condominium units and $1.0 million of proceeds from property insurance and $4.0 million of proceeds from notes receivable.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2023, net cash flows used in financing activities were $172.2 million. Cash outflows primarily consisted of $342.9 million for repayments of indebtedness, $10.5 million for payments of loan costs and exit fees, $10.6 million of payments for preferred dividends and $22.3 million of payments for derivatives, partially offset by cash inflows of $101.7 million from borrowings on indebtedness, $60.1 million of net proceeds from preferred stock offerings, $5.2 million of contributions from noncontrolling interest in consolidating entities and $47.6 million from counterparty payments primarily comprised of $31.7 million from in-the-money interest rate caps and $16.1 million from sales of interest rate caps.
For the nine months ended September 30, 2022, net cash flows used in financing activities were $65.2 million. Cash outflows primarily consisted of $49.3 million for repayments of indebtedness, $2.3 million for payments of loan costs and exit fees, $9.3 million of payments for preferred dividends, $5.3 million of payments for derivatives, partially offset by $1.6 million of borrowings on indebtedness.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(64,451)	$(22,323)	$(150,930)	$(84,371)
Interest expense and amortization of discounts and loan costs	99,380	61,023	270,485	152,975
Depreciation and amortization	45,954	49,428	140,963	152,444
Income tax expense (benefit)	127	4,657	2,410	10,340
Equity in (earnings) loss of unconsolidated entities	138	147	715	451
Company’s portion of EBITDA of unconsolidated entities	217	(148)	305	(452)
EBITDA	81,365	92,784	263,948	231,387
(Gain) loss on consolidation of VIE and disposition of assets	(6,390)	11	(7,443)	(273)
EBITDAre	74,975	92,795	256,505	231,114
Amortization of unfavorable contract liabilities	(31)	43	16	138
Transaction and conversion costs	1,219	(3,401)	2,371	(1,828)
Write-off of premiums, loan costs and exit fees	1,263	1,378	2,633	3,076
Realized and unrealized (gain) loss on derivatives	2,678	(9,774)	(4,490)	(19,059)
Stock/unit-based compensation	1,491	1,275	4,374	5,324
Legal, advisory and settlement costs	911	(96)	911	(59)
Other (income) expense, net	(33)	(241)	(276)	(426)
Dead deal costs	—	76	—	356
Company’s portion of adjustments to EBITDAre of unconsolidated entities	—	1	1	12
Adjusted EBITDAre	$82,473	$82,056	$262,045	$218,648

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on consolidation of VIE and disposition of assets, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, stock/unit-based compensation and non-cash items such as deemed dividends on redeemable preferred stock, amortization of loan costs, amortization of credit facility exit fee, default interest and late fees, unrealized gains/losses on derivative instruments, as well as our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than we do. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(64,451)	$(22,323)	$(150,930)	$(84,371)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	889	231	1,838	679
Preferred dividends	(4,295)	(3,104)	(11,290)	(9,311)
Deemed dividends on redeemable preferred stock	(760)	—	(1,993)	—
Net income (loss) attributable to common stockholders	(68,617)	(25,196)	(162,375)	(93,003)
Depreciation and amortization of real estate	45,954	49,428	140,963	152,444
(Gain) loss on consolidation of VIE and disposition of assets	(6,390)	11	(7,443)	(273)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(889)	(231)	(1,838)	(679)
Equity in (earnings) loss of unconsolidated entities	138	147	715	451
Company’s portion of FFO of unconsolidated entities	(10)	(148)	(364)	(452)
FFO available to common stockholders and OP unitholders	(29,814)	24,011	(30,342)	58,488
Deemed dividends on redeemable preferred stock	760	—	1,993	—
Transaction and conversion costs	1,219	(3,401)	2,371	(1,828)
Write-off of premiums, loan costs and exit fees	1,263	1,378	2,633	3,076
Unrealized (gain) loss on derivatives	12,908	(9,774)	27,233	(19,059)
Stock/unit-based compensation	1,491	1,275	4,374	5,324
Legal, advisory and settlement costs	911	(96)	911	(59)
Other (income) expense, net	(33)	(108)	(276)	(293)
Amortization of term loan exit fee	5,015	3,092	13,811	8,669
Amortization of loan costs	3,249	2,512	9,634	7,314
Dead deal costs	—	76	—	356
Default interest and late fees	5,995	—	7,326	—
Company’s portion of adjustments to FFO of unconsolidated entities	—	1	1	12
Adjusted FFO available to common stockholders and OP unitholders	$2,964	$18,966	$39,669	$62,000

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2023:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100	150
Embassy Suites	Dallas, TX	Full service	150	100	150
Embassy Suites	Herndon, VA	Full service	150	100	150
Embassy Suites	Las Vegas, NV	Full service	220	100	220
Embassy Suites	Flagstaff, AZ	Full service	119	100	119
Embassy Suites	Houston, TX	Full service	150	100	150
Embassy Suites	West Palm Beach, FL	Full service	160	100	160
Embassy Suites	Philadelphia, PA	Full service	263	100	263
Embassy Suites	Walnut Creek, CA	Full service	249	100	249
Embassy Suites	Arlington, VA	Full service	269	100	269
Embassy Suites	Portland, OR	Full service	275	100	276
Embassy Suites	Santa Clara, CA	Full service	258	100	258
Embassy Suites	Orlando, FL	Full service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119
Hilton Garden Inn	Austin, TX	Select service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176
Hilton	Houston, TX	Full service	242	100	242
Hilton	St. Petersburg, FL	Full service	333	100	333
Hilton	Santa Fe, NM	Full service	158	100	158
Hilton	Bloomington, MN	Full service	300	100	300
Hilton	Costa Mesa, CA	Full service	486	100	486
Hilton	Boston, MA	Full service	390	100	390
Hilton	Parsippany, NJ	Full service	353	100	353
Hilton	Tampa, FL	Full service	238	100	238
Hilton	Alexandria, VA	Full service	252	100	252
Hilton	Santa Cruz, CA	Full service	178	100	178
Hilton	Ft. Worth, TX	Full service	294	100	294
Hampton Inn	Lawrenceville, GA	Select service	85	100	85
Hampton Inn	Evansville, IN	Select service	140	100	140
Hampton Inn	Parsippany, NJ	Select service	152	100	152
Hampton Inn	Buford, GA	Select service	92	100	92
Marriott	Beverly Hills, CA	Full service	260	100	260
Marriott	Durham, NC	Full service	225	100	225
Marriott	Arlington, VA	Full service	701	100	701
Marriott	Bridgewater, NJ	Full service	349	100	349
Marriott	Dallas, TX	Full service	265	100	265
Marriott	Fremont, CA	Full service	357	100	357
Marriott	Memphis, TN	Full service	232	100	232
Marriott	Irving, TX	Full service	499	100	499
Marriott	Omaha, NE	Full service	300	100	300
Marriott	Sugarland, TX	Full service	300	100	300
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315
Courtyard by Marriott	Columbus, IN	Select service	90	100	90
Courtyard by Marriott	Denver, CO	Select service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154
Courtyard by Marriott	Oakland, CA	Select service	156	100	156
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180
Courtyard by Marriott	Plano, TX	Select service	153	100	153
Courtyard by Marriott	Newark, CA	Select service	181	100	181
Courtyard by Marriott	Manchester, CT	Select service	90	100	90
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235
Marriott Residence Inn	Evansville, IN	Select service	78	100	78
Marriott Residence Inn	Orlando, FL	Select service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159
Marriott Residence Inn	San Diego, CA	Select service	150	100	150
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200
Marriott Residence Inn	Plano, TX	Select service	126	100	126
Marriott Residence Inn	Newark, CA	Select service	168	100	168
Marriott Residence Inn	Manchester, CT	Select service	96	100	96
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143
One Ocean	Atlantic Beach, FL	Full service	193	100	193
Sheraton Hotel	Langhorne, PA	Full service	186	100	186
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378
Sheraton Hotel	Anchorage, AK	Full service	370	100	370
Sheraton Hotel	San Diego, CA	Full service	260	100	260
Hyatt Regency	Coral Gables, FL	Full service	254	100	254
Hyatt Regency	Hauppauge, NY	Full service	358	100	358
Hyatt Regency	Savannah, GA	Full service	351	100	351
Renaissance	Nashville, TN	Full service	674	100	674
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168
Silversmith	Chicago, IL	Full service	144	100	144
The Churchill	Washington, D.C.	Full service	173	100	173
The Melrose	Washington, D.C.	Full service	240	100	240
Le Pavillon (1)	New Orleans, LA	Full service	226	100	226
The Ashton	Ft. Worth, TX	Full service	39	100	39
Westin	Princeton, NJ	Full service	296	100	296
W	Atlanta, GA	Full service	237	100	237
Hotel Indigo	Atlanta, GA	Full service	141	100	141
Ritz-Carlton	Atlanta, GA	Full service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157

Leasehold Properties
Crowne Plaza (2) (3)	Key West, FL	Full service	160	100	160
Renaissance (4)	Palm Springs, CA	Full service	410	100	410
Hilton (5)	Marietta, GA	Full service	200	100	200
Le Meridien (6)	Fort Worth, TX	Full service	188	33	61
Total			22,504		22,378
________
(1) The Company entered into a new franchise agreement with Marriott to convert the La Pavillon in New Orleans, Louisiana to an Autograph Collection property. The agreement with Marriott calls for the hotel to be converted to an Autograph property by April 1, 2024.
(2) The ground lease expires in 2084.
(3) The Company entered into a franchise agreement with Marriott to convert the Crowne Plaza La Concha Key West Hotel in Key West, Florida to an Autograph Collection property. The agreement with Marriott calls for the hotel to operate under Marriott White Label beginning on November 15, 2023 and to be converted to an Autograph property by April 1, 2025.
(4) The ground lease expires in 2059 with one 25-year extension option.
(5) The lease expires in 2054 and includes the lease of the land, hotel and conference center (including the building, improvements, furniture, fixtures and equipment).
(6) The lease expires in 2120 and includes the lease of the land and building. The property is under development.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At September 30, 2023, our total indebtedness of $3.6 billion included $3.3 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2023 would be approximately $8.2 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $306.0 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2023, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May 2023 the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. The trial court set a due date of August 7, 2023 for the briefs. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2023, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information may have been exposed, but we have not identified that any customer information was exposed. Systems have been substantially restored with minimal effect on certain hotel operations. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss. At this time, no litigation has been filed nor has any been threatened.
Our assessment may change depending upon the development of any current or future legal proceedings, and the final results of such legal proceedings cannot be predicted with certainty. If we ultimately do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
July 1 to July 31	—	$—	—	$200,000
August 1 to August 31	—	—	—	200,000
September 1 to September 30	—	—	—	200,000
Total	—	$—	—
____________________
(1)On April 6, 2022, the board of directors approved a stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors authorized in December 2017.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
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
3.6
Articles Supplementary establishing the Series J Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.7
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.8
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016, by Amendment No. 4 on March 17, 2022, by Amendment No. 5 on February 23, 2023 and Amendment No. 6 on August 8, 2023, adopted on August 8, 2023 (incorporated by reference to Exhibit 3.8 to the Quarterly Report on Form 10-Q filed on August 9, 2023) (File No. 001-31775)

10.1
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 3, 2023) (File No. 001-31775)

10.2
Limited Waiver to Credit Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on March 3, 2023) (File No. 001-31775)

10.3
Credit Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775)

10.4
Amendment No. 1 to Credit Agreement, dated as of October 12, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, The Lenders Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on October 13, 2021) (File No. 001-31775)

10.5
Amendment No. 2 to Credit Agreement, dated as of June 21, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OCM AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 23, 2023) (File No. 001-31775)

10.6
Investor Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., OPPS AHT Holdings, LLC and ROF8 AHT PT, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775)

10.7
Subordination and Non-Disturbance Agreement, dated as of January 15, 2021, by and among Oaktree Fund Administration, LLC as the Administrative Agent and collateral agent on behalf of the Lenders, Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Remington Lodging & Hospitality, LLC, Premier Project Management, LLC and Lismore Capital II LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775)

10.8
Amendment No. 3 to the Ashford Hospitality Trust, Inc. 2021 Stock Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed on March 28, 2023) (File No. 001-31775)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	November 8, 2023	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	November 8, 2023	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer