Form 10-K
period 2023-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2024-03-14
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
As of June 30, 2023, the aggregate market value of 34,255,008 shares of the registrant’s common stock held by non-affiliates was approximately $127,771,000.
As of March 12, 2024, the registrant had 39,625,211 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2024 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2023

This Annual Report is filed by Ashford Hospitality Trust, Inc., a Maryland corporation (the “Company”). Unless the context otherwise requires, all references to the Company include those entities owned or controlled by the Company. In this report, the terms the “Company,” “Ashford Trust,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
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
•our plan to pay off strategic financing;
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
•changes in interest rates and inflation;
•macroeconomic conditions, such as a prolonged period of weak economic growth and volatility in capital markets;
•uncertainty in the banking sector and market volatility due to the 2023 failures of Silicon Valley Bank, New York Signature Bank and First Republic Bank;
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine and the more recent Israel-Hamas war;
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
•our ability to successfully pay off our strategic financing on terms favorable to us;
•availability, terms, and deployment of capital;
•unanticipated increases in financing and other costs;
•changes in our industry and the market in which we operate and local economic conditions;
•the degree and nature of our competition;

•actual and potential conflicts of interest with Ashford Hospitality Advisors LLC (“Ashford LLC”), Remington Lodging & Hospitality, LLC (“Remington Hospitality”), Premier Project Management LLC (“Premier”), Braemar Hotels & Resorts Inc. (“Braemar”), our executive officers and our non-independent directors;
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2023, we held interests in the following assets:
•90 consolidated hotel properties, which represent 20,549 total rooms;
•Four consolidated operating hotel properties, which represent 405 total rooms owned through a 99.4% ownership interest in Stirling REIT OP, LP (“Stirling OP”), which was formed by Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. See note 4 to our consolidated financial statements;
•one consolidated hotel property under development through a 32.5% owned investment in a consolidated entity;
•15.1% ownership in OpenKey with a carrying value of $1.6 million; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, CA, with a carrying value of approximately $8.4 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2023, our 90 hotel properties and four Stirling OP hotel properties were leased or owned by our wholly owned or majority owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.

We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Hospitality, a subsidiary of Ashford Inc., manages 61 of our 90 hotel properties and three of the four Stirling OP hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audio visual services, real estate advisory and brokerage services, insurance policies covering general liability, workers’ compensation and business automobile claims, insurance claims services, hypoallergenic premium rooms, broker-dealer and distribution services, mobile key technology and cash management services. See note 17 to our consolidated financial statements.
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with his father Mr. Archie Bennett, Jr., as of December 31, 2023, holds a controlling interest in Ashford Inc. As of December 31, 2023, the Bennetts owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 19.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,229,668 shares of Ashford Inc. common stock, which if converted as of December 31, 2023, would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.0%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Liquidity
As of December 31, 2023, the Company held cash and cash equivalents of $165.2 million and restricted cash of $146.3 million (including amounts held for sale). The vast majority of the restricted cash comprises lender and manager held reserves.
BUSINESS STRATEGIES
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•preserving capital and maintaining significant cash and cash equivalents liquidity;
•disposition of non-core hotel properties;
•acquisition of hotel properties, in whole or in part, that we expect will be accretive to our portfolio;
•pursuing capital market activities and implementing strategies to enhance long-term stockholder value;
•accessing cost effective capital, including through the issuance of non-traded preferred securities;
•opportunistically exchanging preferred stock into common stock;
•implementing selective capital improvements designed to increase profitability and maintain the quality of our assets;
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

DISTRIBUTION POLICY
No dividends can be paid on our common stock unless and until all accumulated and unpaid dividends on our outstanding preferred stock have been declared and paid or set aside for payment. As of March 12, 2024, the Company had no accumulated unpaid dividends on its outstanding preferred stock. Additionally, under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend (except a dividend in shares of stock) may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. Maryland law permits these determinations to be made by our board of directors based on either a book value basis or a reasonable fair value basis. As of December 31, 2023, the Company had a deficit in stockholders’ equity of approximately $345.9 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015. There is no expectation that a dividend on our common stock can or would be considered or declared at any time in the foreseeable future.
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
On December 5, 2023, our board of directors reviewed and approved our 2024 dividend policy. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2024 and expect to pay dividends on our outstanding Preferred Stock (as defined below) during 2024. Declaration of dividends in 2024 on our preferred stock may require a determination by our board of directors, at the time of any determination, that the Company would continue to have positive equity on a fair value basis, among other considerations. Our board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
Our corporate charter allows us to issue preferred stock with a preference on distributions, such as our 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”), 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”) 8.0% Series J Redeemable Preferred Stock, par value $0.01 per share (the “Series J Preferred Stock”), Series K Redeemable Preferred Stock, par value $0.01 per share (the “Series K Preferred Stock,”) (together the “Preferred Stock”). The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distributions. The issuance of these series of Preferred Stock and units together with any similar issuance in the future, given the dividend preference on such stock or units, could limit our ability to make a dividend distribution to our common stockholders.
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

EMPLOYEES
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. have approximately 105 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
As of December 31, 2023, our portfolio consisted of 94 consolidated operating hotel properties, 87 of which operated under franchise licenses or brand management agreements, which provided for the right to operate each hotel under the applicable brand. See Item 2 Properties, below for a complete listing of all hotels by brand.
Our management companies, including Remington Hospitality, must operate each hotel pursuant to the terms of the related franchise or brand management agreement and must use their best efforts to maintain the right to operate each hotel pursuant to such terms. In the event of termination of a particular franchise or brand management agreement, our management companies must operate any affected hotels under another franchise or brand management agreement, if any, that we enter into. We anticipate that many of the additional hotels we acquire could be operated under franchise licenses or brand management agreements as well.
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
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine and the more recent Israel-Hamas war;
•availability, terms, and deployment of capital;
•unanticipated increases in financing and other costs, including changes in interest rates or inflation;
•actual and potential conflicts of interest with Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier), Braemar, Stirling Inc., our executive officers and our non-independent directors;
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
Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine and the more recent Israel-

Hamas war. Because economic conditions in the United States may affect demand within the hospitality industry, current and future economic conditions in the United States, including slower growth, stock market volatility and recession fears, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment and the availability of credit and interest rates.
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
We did not pay dividends on our common stock in fiscal year 2023. We do not expect to pay dividends on our common stock for the foreseeable future.
We did not pay dividends on our common stock in fiscal year 2023. We do not expect to pay dividends on our common stock for the foreseeable future. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2024. The board of directors will continue to review our dividend policy and make future announcements with respect thereto.
Under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend (except a dividend in shares of stock) may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. Maryland law permits these determinations to be made by our board of directors based on either a book value basis or a reasonable fair value basis. As of December 31, 2023, the Company had a deficit in stockholders’ equity of approximately $345.9 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015. There is no expectation that a dividend on common stock can or would be considered or declared at any time in the foreseeable future.
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

We do not have any employees, and rely on our hotel managers to employ the personnel required to operate the hotels we own. As a result, we cannot control staffing at our hotels than we would if we employed such personnel directly.
We do not have any employees. We contractually engage hotel managers, such as Marriott, Hilton, Hyatt and our affiliate, Remington Hospitality, which is owned by Ashford Inc., to operate, and to employ the personnel required to operate our hotels. The hotel manager is required under the applicable hotel management agreement to determine appropriate staffing levels; we are required to reimburse the applicable hotel manager for the cost of these employees. As a result, we are dependent on our hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor, and we cannot reduce staffing at our hotels as we would if we employed such personnel directly. As a result, our hotels may be staffed at a level higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our hotel managers) in order to influence the staffing decisions made by Remington Hospitality, which is our affiliate.
We are required to make minimum base advisory fee payments to our advisor, Ashford Inc., under our advisory agreement, which must be paid even if our total market capitalization and performance decline. Similarly, we are required to make minimum base hotel management fee payments under our hotel management agreements with Remington Hospitality, a subsidiary of Ashford Inc., which must be paid even if revenues at our hotels decline significantly.
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
Similarly, pursuant to our hotel management agreement with Remington Hospitality, a subsidiary of Ashford Inc., we pay Remington Hospitality monthly base hotel management fees on a per hotel basis equal to the greater of approximately $17,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hospitality equal to approximately $17,000 per hotel (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
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
Our reliance on Remington Hospitality, a subsidiary of Ashford Inc., and on third party hotel managers to operate our hotels and for a substantial majority of our cash flow may adversely affect us.
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
As of December 31, 2023, we have entered into management agreements with Remington Hospitality, a subsidiary of Ashford Inc., to manage 61 of our 90 hotel properties and three of the four Stirling OP hotel properties. We have hired unaffiliated third-party hotel managers to manage our remaining properties. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis, and we cannot assure you that the hotel managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
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
We are increasingly dependent on information technology, and cyber-attacks, security problems or other disruption and expanding social media vehicles present new risks.
Ashford LLC and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.
Ashford LLC and our hotel managers may purchase some of our information technology from vendors, on whom our systems will depend, and Ashford LLC relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Ashford LLC’s and hotel managers’ networks and storage applications could be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, including due to the increased remote access associated with work-from-home arrangements as a result of the COVID-19 pandemic, Ashford LLC has dedicated additional resources on our behalf to strengthen the security of our computer systems. In the future, Ashford LLC may expend additional resources on our behalf to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner.

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
On January 15, 2021, the Company and Ashford Trust OP entered into the Oaktree Credit Agreement with Oaktree and the Administrative Agent. As of December 31, 2023, our outstanding indebtedness consists of our $183.1 million senior secured credit facility and approximately $3.2 billion in property-level debt, including approximately $3.1 billion of variable interest rate debt. On March 11, 2024, we entered into Amendment No. 3 to the Oaktree Credit Agreement which did not result in us incurring additional indebtedness or increasing our borrowing capacity under the facility but which, among other items, (i) extends the Oaktree Credit Agreement to January 15, 2026, (ii) removes the $50 million minimum cash requirement, (iii) removes the 3% increase in the interest rate if cash is below $100 million, (iv) removes the provision in which a default under mortgage indebtedness is a default under the Oaktree Credit Agreement, (v) increases the interest rate by 3.5% if the principal balance is not less than $100 million as of September 30, 2024 or not fully repaid by March 31, 2025, (vi) terminates all “delayed draw” term loan commitments and the unused fees thereon, (vii) provides for a mandatory prepayment of the Oaktree Credit Agreement at the end of each calendar quarter in the amount by which unrestricted cash exceeds $75 million for the first three quarters of 2024, $50 million for the fourth quarter of 2024, and $25 million for each quarter thereafter, (viii) provides for a mandatory prepayment of the Oaktree Credit Agreement in an amount equal to 50% of all net proceeds raised from the issuance of equity, including non-traded preferred stock (increased to 100% of such net proceeds if the principal balance is not less than $100 million as of September 30, 2024 or not fully repaid by March 31, 2025), (ix) removes the option to pay the exit fee in the form of common stock warrants, (x) requires the exit fee to be paid in the form of a 15% cash exit fee (payable entirely in cash), which exit fee shall be reduced to 12.5% if the Oaktree Credit Agreement is repaid on or before September 30,

2024, (xi) requires the Company to use commercially reasonable efforts to sell fifteen specified hotels, (xii) if the principal balance is not less than $100 million as of September 30, 2024 or not fully repaid by March 31, 2025, requires the Company to sell eight specified hotels at a minimum sales price within six months, with the net sales proceeds to be applied as a prepayment of the Oaktree Credit Agreement, (xiii) requires the Company to use commercially reasonable efforts to refinance the Renaissance Nashville hotel property, and (xiv) limits the Company’s ability to perform discretionary capital expenditures. We may also incur additional variable rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
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
Higher interest rates have increased our debt payments and such debt payments may remain high.
As of December 31, 2023, our outstanding indebtedness consists of our $183.1 million senior secured credit facility and approximately $3.2 billion in property-level debt, including approximately $3.1 billion of variable interest rate debt. Higher interest rates in the past few years have negatively impacted nearly all commercial real estate managers, including the Company. Higher interest rates have increased our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
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
Some of our loan agreements also contain cash trap provisions that are triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is not distributed to us at any time after the cash trap provisions have been triggered until we have cured performance issues. This could affect our liquidity and our ability to make distributions to our stockholders. If we are not able to make distributions to our stockholders, we may not qualify as a REIT. As of December 31, 2023, 26 of our hotels are in cash traps.
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
During 2023, approximately 12% of our total hotel revenue was generated from nine hotels located in the Washington D.C. area, one of several key U.S. markets considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our managers, including Remington Hospitality, a subsidiary of Ashford Inc., and unaffiliated third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations. Our third party managers may also be unable to hire quality personnel to adequately staff hotel departments, which could result in a sub-standard level of service to hotel guests and hotel operations.
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
RISKS RELATED TO CONFLICTS OF INTEREST
Our agreements with our external advisor and its subsidiaries, as well as our mutual exclusivity agreement and management agreements with Remington Hospitality and Premier, subsidiaries of Ashford Inc., were not negotiated on an arm’s-length basis, and we may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of our advisor.
Because each of our executive officers are also key employees of our advisor, Ashford LLC, a subsidiary of Ashford Inc. and have ownership interests in Ashford Inc. and because the chairman of our board of directors has an ownership interest in Ashford Inc., our advisory agreement, our master hotel management agreement and hotel management mutual exclusivity agreement with Remington Hospitality, a subsidiary of Ashford Inc., and our master project management agreement and project management mutual exclusivity agreement with Premier, a subsidiary of Ashford Inc., among other agreements between us and subsidiaries of Ashford Inc. were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with our advisor and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier).

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
The initial term of our advisory agreement with our advisor is 10 years from the effective date of the advisory agreement, subject to an extension by our advisor for up to 7 successive additional 10-year renewal terms thereafter. The board of directors will review our advisor’s performance and fees annually and, following the 10-year initial term, may elect to renegotiate the amount of fees payable under the advisory agreement in certain circumstances. Additionally, if we undergo a change of control transaction, we will have the right to terminate the advisory agreement with the payment of the termination fee described below. If we terminate the advisory agreement without cause or upon a change of control, we will be required to pay our advisor a termination fee equal to:
•(A) 1.1 multiplied by the greater of (i) 12 times the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; (ii) the earnings multiple (calculated as our advisor’s total enterprise value on the trading day immediately preceding the day the termination notice is given to our advisor divided by our advisor’s most recently reported adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”)) for our advisor’s common stock for the 12 month period preceding the termination date of the advisory agreement multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; or (iii) the simple average of the earnings multiples for each of the three fiscal years preceding the termination of the advisory agreement (calculated as our advisor’s total enterprise value on the last trading day of each of the three preceding fiscal years divided by, in each case, our advisor’s Adjusted EBITDA for the same periods), multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; plus
•(B) an additional amount such that the total net amount received by our advisor after the reduction by state and U.S. federal income taxes at an assumed combined rate of 40% on the sum of the amounts described in (A) and (B) shall equal the amount described in (A); provided, that, the minimum amount of any termination fee calculated as of any date of determination shall be the greater of (i) the fee that would have been payable had such termination fee been calculated as of December 31, 2023 and (ii) the fee calculated as of such date of determination.
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
On January 15, 2021, in connection with our entry into the Oaktree Credit Agreement, the Company and our advisor, together with certain affiliated entities, entered into a Subordination and Non-Disturbance Agreement pursuant to which our advisor agreed to subordinate to the prior repayment in full of all obligations under the Oaktree Credit Agreement with Oaktree, among other items, any termination fee or liquidated damages amounts under the advisory agreement, or any amount owed under any enhanced return funding program in connection with the termination of the advisory agreement or sale or foreclosure of assets financed thereunder.
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
Our advisor and its key employees, most of whom are Stirling Inc.’s, Braemar’s, Ashford Inc.’s and our executive officers, face competing demands relating to their time and this may adversely affect our operations.
We rely on our advisor and its employees for the day-to-day operation of our business. Certain key employees of our advisor are executive officers of Stirling Inc., Braemar and Ashford Inc. Because our advisor’s key employees have duties to Stirling Inc., Braemar and Ashford Inc., as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company, Stirling Inc., Braemar and Ashford Inc. Our advisor may also manage other entities in the future. During turbulent market conditions or other times when we need focused support and assistance from our advisor, other entities for which our advisor also acts as an external advisor will likewise require greater focus and attention as well, placing competing high levels of demand on the limited time and resources of our advisor’s key employees. Additionally, activist investors have, and in the future, may commence campaigns seeking to influence other entities advised by our advisor to take particular actions favored by the activist or gain representation on the board of directors of such entities, which could result in additional disruption and diversion of management’s attention. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.
Conflicts of interest could result in our management acting other than in our stockholders’ best interest.
Conflicts of interest in general and specifically relating to Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier) may lead to management decisions that are not in the stockholders’ best interest. The chairman of our board of directors, Mr. Monty J. Bennett, is the chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr., who is our chairman emeritus, is a significant stockholder of Ashford Inc. Prior to its acquisition by Ashford Inc. on November 6, 2019, Messrs. Archie Bennett, Jr. and Monty J. Bennett beneficially owned 100% of Remington Hospitality. As of December 31, 2023, Remington Hospitality managed 61 of our 90 hotel properties and three of the four Stirling OP hotel properties and provides other services.
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with his father Mr. Archie Bennett, Jr., as of December 31, 2023, holds a controlling interest in Ashford Inc. As of December 31, 2023, the Bennetts owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 19.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,229,668 shares of Ashford Inc. common stock, which if converted as of December 31, 2023, would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.0%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Messrs. Archie Bennett, Jr. and Monty J. Bennett’s ownership interests in, and Mr. Monty J. Bennett’s management obligations to, Ashford Inc. present them with conflicts of interest in making management decisions related to the commercial arrangements between us and Ashford Inc. Mr. Monty J. Bennett’s management obligations to Ashford Inc. (and his obligations to Braemar, where he also serves as chairman of the board of directors) reduce the time and effort he spends on us. Our board of directors has adopted a policy that requires all material approvals, actions or decisions to which we have the right to make under the master hotel management agreement with Remington Hospitality and the master project management agreement with Premier be approved by a majority or, in certain circumstances, all of our independent directors. However, given the authority and/or operational latitude provided to Remington Hospitality under the master hotel management agreement and to Premier under the master project management agreement, and Mr. Monty J. Bennett as the chairman and chief executive officer of Ashford Inc., could take actions or make decisions that are not in our stockholders’ best interest or that are otherwise inconsistent with the obligations to us under the master hotel management agreement or master project management agreement.
Holders of units in our operating partnership, including members of our management team, may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of units, either directly or indirectly, including Messrs. Archie Bennett, Jr. and Monty J. Bennett may have different objectives regarding the appropriate pricing and timing of a particular property’s sale. These officers and directors of ours may influence us to sell, not sell, or refinance certain properties, even if such actions or inactions might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

We are a party to a master hotel management agreement and a hotel management exclusivity agreement with Remington Hospitality and a master project management agreement and a project management exclusivity agreement with Premier, which describes the terms of Remington Hospitality’s and Premier’s, respectively, services to our hotels, as well as any future hotels we may acquire that may or may not be property managed by Remington Hospitality or project managed by Premier. The exclusivity agreements requires us to engage Remington Hospitality for hotel management and Premier for design and construction services, respectively, unless, in each case, our independent directors either: (i) unanimously vote to hire a different manager or developer; or (ii) by a majority vote, elect not to engage Remington Hospitality or Premier, as the case may be, because they have determined that special circumstances exist or that, based on Remington Hospitality’s or Premier’s prior performance, another manager or developer could perform the duties materially better. As significant owners of Ashford Inc., which would receive any development, management, and management termination fees payable by us under the management agreements, Mr. Monty J. Bennett, and to a lesser extent, Mr. Archie Bennett, Jr., in his role as chairman emeritus, may influence our decisions to sell, acquire, or develop hotels when it is not in the best interests of our stockholders to do so.
Ashford Inc.’s ability to exercise significant influence over the determination of the competitive set for any hotels managed by Remington Hospitality could artificially enhance the perception of the performance of a hotel, making it more difficult to use managers other than Remington Hospitality for future properties.
Our hotel management mutual exclusivity agreement with Remington requires us to engage Remington Hospitality to manage all future properties that we acquire, to the extent we have the right or control the right to direct such matters, unless our independent directors either: (i) unanimously vote not to hire Remington Hospitality or (ii) based on special circumstances or past performance, by a majority vote, elect not to engage Remington Hospitality because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington Hospitality or that another manager or developer could perform the duties materially better. Under our master hotel management agreement with Remington Hospitality, we have the right to terminate Remington Hospitality based on the performance of the applicable hotel, subject to the payment of a termination fee. The determination of performance is based on the applicable hotel’s gross operating profit margin and its RevPAR penetration index, which provides the relative revenue per room generated by a specified property as compared to its competitive set. For each hotel managed by Remington Hospitality, its competitive set will consist of a small group of hotels in the relevant market that we and Remington Hospitality believe are comparable for purposes of benchmarking the performance of such hotel. Remington Hospitality will have significant influence over the determination of the competitive set for any of our hotels managed by Remington Hospitality, and as such could artificially enhance the perception of the performance of a hotel by selecting a competitive set that is not performing well or is not comparable to the Remington Hospitality-managed hotel, thereby making it more difficult for us to elect not to use Remington Hospitality for future hotel management.
Under the terms of our hotel management mutual exclusivity agreement with Remington Hospitality, Remington Hospitality may be able to pursue lodging investment opportunities that compete with us.
Pursuant to the terms of our hotel management mutual exclusivity agreement with Remington Hospitality, if investment opportunities that satisfy our investment criteria are identified by Remington Hospitality or its affiliates, Remington Hospitality will give us a written notice and description of the investment opportunity. We will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington Hospitality may then pursue such investment opportunity, subject to a right of first refusal in favor of Braemar, pursuant to an existing agreement between Braemar and Remington Hospitality, on materially the same terms and conditions as offered to us. If we were to reject such an investment opportunity, either Braemar or Remington Hospitality could pursue the opportunity and compete with us. In such a case, Mr. Monty J. Bennett, our chairman, in his capacity as chairman of Braemar or chief executive officer of Ashford Inc. could be in a position of directly competing with us.
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
The leveraged capital structure of the hospitality entities underlying our investments will increase their exposure to adverse economic factors (such as changes in interest rates, competitive pressures, downturns in the economy or deterioration in the condition of the real estate industry) and to the risk of unforeseen events. If an underlying entity cannot generate adequate cash flow to meet such entity’s debt obligations (which may include leveraged obligations in excess of its aggregate assets), it may default on its loan agreements or be forced into bankruptcy. As a result, we may suffer a partial or total loss of the capital we have invested in the securities and other investments of such entity.
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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also created a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries. Certain provisions of the IRA became effective in fiscal 2023, and the Treasury Department and IRS have announced their intention to continue to release and finalize regulations and other guidance implementing the IRA in fiscal 2024. The IRA has not had material negative impact on our business.
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
•we would also be subject to increased state and local income taxes;
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
We intend to operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes. In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
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
If our hotel managers, including Ashford Hospitality Services LLC and its subsidiaries (including Remington Hospitality) do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.
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
If our hotel managers, including Ashford Hospitality Services LLC (“AHS”) and its subsidiaries (including Remington Hospitality), do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly-traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our hotel managers and their owners, there can be no assurance that these ownership levels will not be exceeded. Additionally, we and AHS and its subsidiaries, including Remington Hospitality, must comply with the provisions of the private letter ruling we obtained from the IRS in connection with Ashford Inc.’s acquisition of Remington Hospitality to ensure that AHS and its subsidiaries, including Remington Hospitality, continue to qualify as “eligible independent contractors.”
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
If the market value or income potential of real estate-related investments declines as a result of changes in interest rates or other factors, we may need to increase our real estate-related investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act of 1940 (the “Investment Company Act”). If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.
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
Our charter authorizes our board of directors to issue common stock or preferred stock in one or more classes and to establish the preferences and rights of any class of common stock or preferred stock issued. These actions can be taken without obtaining stockholder approval. Our issuance of additional classes of common stock or preferred stock could substantially dilute the interests of the holders of our common stock. Such issuances could also have the effect of delaying or preventing someone from taking control of us, even if our stockholders’ deemed a change of control to be in their best interests.
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
Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director or determination not to act. Hence, directors of a Maryland corporation by statute are not required to act in certain takeover situations under the same standards of care and are not subject to the same standards of review, as apply in Delaware and other corporate jurisdictions.
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
Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock or a “control premium” for their shares or inhibit a transaction that might otherwise be viewed as being in the best interest of our stockholders. These provisions include:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special stockholder voting requirements on these business combinations, unless certain fair price requirements set forth in the MGCL are satisfied; and
•“control share” provisions that provide that “control shares” of our company (defined as outstanding shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Our charter opts out of the business combination/moratorium provisions and control share provisions of the MGCL and prevents us from making any elections under Subtitle 8 of the MGCL. Because these provisions are contained in our charter, they cannot be amended unless the board of directors recommends the amendment and the stockholders approve the amendment. Any such amendment would require the affirmative vote of two-thirds of the outstanding voting power of our common stock. Additionally, in connection with the transactions contemplated by the Credit Agreement, on January 15, 2021, the Company entered into an investor agreement (the “Investor Agreement”) with Oaktree. Pursuant to the Investor Agreement, we are not permitted to elect to be subject to, or publicly recommend any charter amendment to our stockholders that would permit our board of directors to elect to be subject to, the business combination/moratorium provisions or control share provisions of Maryland law or any similar state anti-takeover law, except to the extent Oaktree and its affiliates are expressly exempted.
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
Our charter authorizes the issuance of up to 400,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of March 12, 2024, we had 39,625,211 shares of our common stock issued and outstanding, 1,159,927 shares of our Series D Cumulative Preferred Stock, 1,114,344 shares of our Series F Cumulative Preferred Stock, 1,531,996 shares of our Series G Cumulative Preferred Stock, 1,099,325 shares of our Series H Cumulative Preferred Stock, and 1,148,923 shares of our Series I Cumulative Preferred Stock, 4,084,397 shares of our Series J Redeemable Preferred stock and 240,353 shares of our Series K Redeemable Preferred Stock. Accordingly, we may issue up to an additional 360,374,789 shares of common stock and 39,620,735 shares of preferred stock.
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
The plan to pay off our strategic financing is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all.
We recently provided an update on a plan to pay off our strategic financing which has a final maturity date in January 2026. The plan includes raising sufficient capital through a combination of asset sales, mortgage debt refinancings, and non-traded preferred capital raising; however, there can be no assurance of the terms, timing or structure of any future transaction involving such assets, whether we will be able to identify buyers for the assets on favorable terms or at all, or whether any such transaction will take place at all. In addition, any such transaction is subject to risks and uncertainties, including unanticipated developments, regulatory approvals or clearances and uncertainty in the financial markets, that could delay or prevent the completion of any such transaction.
The plan to pay off our strategic financing may not achieve some or all of the anticipated benefits.
Executing the proposed plan to pay off our strategic financing will continue to require us to incur costs and will require the time and attention of our senior management and key employees, which could distract them from operating our business, disrupt operations and result in the loss of business opportunities, each of which could adversely affect our business, financial condition and results of operations. Even if the proposed plan is completed, we may not realize some or all of the anticipated benefits from the sale, and the sale may in fact adversely affect our business
Item 1B.    Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy. The Company’s information security program consists of various processes designed to ensure that the Company and its electronic assets are shielded from cyber events that may compromise the Company’s ability to successfully execute its business on a day-to-day basis. These processes cover areas such as, but not limited to, risk management, access control, anti-virus management, sensitive data management, electronic communication, risk/security reporting, incident response planning and business continuation planning. The information technology department (“IT Department”), which includes the cybersecurity department (“IT Security Department”), is responsible for implementing such processes and coordinating with the Human Resources Department to align training and onboarding efforts with such processes. The IT Security Department carries out risk management primarily by outsourcing risks to those companies and agencies that specialize in handling such risks and that have the appropriate resources to do so. Additionally, the IT Department assesses and improves the Company’s cybersecurity risk management processes on an annual basis by: (i) engaging its cyber insurance broker, AON, plc, to complete a benchmarking evaluation to compare the Company’s cybersecurity posture against peers and (ii) engaging cyber risk readiness and response company, Netdiligence®, to conduct vulnerability and penetration testing, which produces a report that specifies any possible risk area and devices. Such report is presented to the IT Department for analysis and for the purpose of developing subsequent action plans to remediate any vulnerabilities. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial conditions, except as otherwise noted.
Governance. Management is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Chief Financial Officer, Vice President of IT, and the Information Security Manager. The Information Security Manager provides a weekly report to the Vice President of IT, which contains an overview of the activity in the department, any United States Computer Emergency Readiness Team alerts processed and all findings from the preventative maintenance tools. The Vice President of IT provides such report to the Chief Financial Officer on a quarterly basis. The Audit Committee of the Board is then briefed each quarter on the occurrence of any cybersecurity incidents. The Board will also be provided an overview of the information security program on an annual basis, including updates on the IT team, IT training, implementation of IT controls, cybersecurity testing, the incident response process and the cybersecurity assets of the Company.
Item 2.Properties
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2023, our portfolio consisted of 90 hotel properties, four Stirling OP hotel properties and one hotel property under development that were included in our consolidated operations. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2023
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full service	150	100	150	72.60%	$162.03	$117.66
Embassy Suites	Dallas, TX	Full service	150	100	150	66.30%	$137.94	$91.49
Embassy Suites	Herndon, VA	Full service	150	100	150	73.90%	$171.17	$126.45
Embassy Suites	Las Vegas, NV	Full service	220	100	220	83.90%	$169.31	$142.05
Embassy Suites	Houston, TX	Full service	150	100	150	68.10%	$152.16	$103.60
Embassy Suites	West Palm Beach, FL	Full service	160	100	160	76.90%	$188.13	$144.69
Embassy Suites	Philadelphia, PA	Full service	263	100	263	73.90%	$163.71	$120.93
Embassy Suites	Arlington, VA	Full service	269	100	269	77.80%	$216.80	$168.74
Embassy Suites	Portland, OR	Full service	276	100	276	56.90%	$166.44	$94.71
Embassy Suites	Santa Clara, CA	Full service	258	100	258	59.80%	$227.67	$136.21
Embassy Suites	Orlando, FL	Full service	174	100	174	86.90%	$169.13	$146.97
Hilton Garden Inn	Jacksonville, FL	Select service	119	100	119	73.70%	$139.91	$103.15
Hilton Garden Inn	Austin, TX	Select service	254	100	254	59.80%	$214.69	$128.39
Hilton Garden Inn	Baltimore, MD	Select service	158	100	158	73.60%	$124.66	$91.70
Hilton Garden Inn	Virginia Beach, VA	Select service	176	100	176	75.70%	$163.04	$123.49
Hilton	Houston, TX	Full service	242	100	242	64.80%	$133.34	$86.39
Hilton	St. Petersburg, FL	Full service	333	100	333	71.20%	$198.33	$141.28
Hilton	Santa Fe, NM	Full service	158	100	158	77.30%	$224.16	$173.31

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2023
						Occupancy	ADR	RevPAR
Hilton	Bloomington, MN	Full service	300	100	300	57.10%	$131.91	$75.25
Hilton	Costa Mesa, CA	Full service	486	100	486	79.80%	$152.34	$121.61
Hilton	Boston, MA	Full service	390	100	390	90.90%	$290.84	$264.27
Hilton	Parsippany, NJ	Full service	353	100	353	42.70%	$167.58	$71.60
Hilton	Tampa, FL	Full service	238	100	238	81.20%	$175.67	$142.73
Hilton	Alexandria, VA	Full service	252	100	252	65.10%	$210.87	$137.27
Hilton	Santa Cruz, CA	Full service	178	100	178	76.90%	$182.98	$140.67
Hilton	Ft. Worth, TX	Full service	294	100	294	67.20%	$182.03	$122.33
Hampton Inn (7)	Buford, GA	Select service	92	100	92	86.46%	$152.79	$132.10
Hampton Inn	Lawrenceville, GA	Select service	85	100	85	79.70%	$120.19	$95.78
Hampton Inn	Evansville, IN	Select service	140	100	140	55.10%	$125.96	$69.41
Hampton Inn	Parsippany, NJ	Select service	152	100	152	65.80%	$139.06	$91.49
Marriott	Beverly Hills, CA	Full service	260	100	260	86.70%	$267.52	$231.92
Marriott	Arlington, VA	Full service	703	100	703	75.30%	$208.99	$157.40
Marriott	Dallas, TX	Full service	265	100	265	73.80%	$145.33	$107.25
Marriott	Fremont, CA	Full service	357	100	357	67.90%	$156.62	$106.29
Marriott	Memphis, TN	Full service	232	100	232	74.40%	$165.76	$123.28
Marriott	Irving, TX	Full service	499	100	499	77.50%	$162.11	$125.59
Marriott	Omaha, NE	Full service	300	100	300	56.40%	$142.15	$80.21
Marriott	Sugarland, TX	Full service	300	100	300	81.90%	$153.70	$125.84
SpringHill Suites by Marriott	Baltimore, MD	Select service	133	100	133	73.00%	$108.03	$78.91
SpringHill Suites by Marriott	Kennesaw, GA	Select service	90	100	90	71.50%	$135.96	$97.27
SpringHill Suites by Marriott	Manhattan Beach, CA	Select service	164	100	164	76.60%	$142.07	$108.84
SpringHill Suites by Marriott	Plymouth Meeting, PA	Select service	199	100	199	47.20%	$116.10	$54.83
SpringHill Suites by Marriott (7)	Buford, GA	Select service	97	100	97	70.19%	$137.67	$96.56
Fairfield Inn by Marriott	Kennesaw, GA	Select service	86	100	86	65.10%	$124.67	$81.10
Courtyard by Marriott	Bloomington, IN	Select service	117	100	117	69.60%	$146.49	$102.01
Courtyard by Marriott - Tremont	Boston, MA	Select service	315	100	315	76.80%	$273.59	$210.02
Courtyard by Marriott	Columbus, IN	Select service	90	100	90	39.70%	$104.60	$41.56
Courtyard by Marriott	Denver, CO	Select service	202	100	202	88.00%	$155.43	$136.71
Courtyard by Marriott	Manchester, CT	Select service	90	100	90	76.10%	$147.34	$112.16
Courtyard by Marriott	Gaithersburg, MD	Select service	210	100	210	69.00%	$168.43	$116.19
Courtyard by Marriott	Crystal City, VA	Select service	272	100	272	78.70%	$176.75	$139.19
Courtyard by Marriott	Overland Park, KS	Select service	168	100	168	56.80%	$134.03	$76.17
Courtyard by Marriott	Foothill Ranch, CA	Select service	156	100	156	76.80%	$151.48	$116.41
Courtyard by Marriott	Alpharetta, GA	Select service	154	100	154	62.10%	$125.41	$77.92
Courtyard by Marriott	Oakland, CA	Select service	156	100	156	74.40%	$135.58	$100.81
Courtyard by Marriott	Scottsdale, AZ	Select service	180	100	180	72.30%	$183.17	$132.40
Courtyard by Marriott	Plano, TX	Select service	153	100	153	51.60%	$146.29	$75.43
Courtyard by Marriott	Newark, CA	Select service	181	100	181	71.70%	$125.72	$90.17
Courtyard by Marriott	Basking Ridge, NJ	Select service	235	100	235	51.80%	$160.00	$82.83
Marriott Residence Inn	Evansville, IN	Select service	78	100	78	80.20%	$111.23	$89.18
Marriott Residence Inn	Orlando, FL	Select service	350	100	350	75.30%	$143.89	$108.29
Marriott Residence Inn	Falls Church, VA	Select service	159	100	159	81.40%	$161.83	$131.65
Marriott Residence Inn	San Diego, CA	Select service	150	100	150	82.60%	$197.08	$162.84
Marriott Residence Inn	Salt Lake City, UT	Select service	144	100	144	54.70%	$149.29	$81.61
Marriott Residence Inn	Las Vegas, NV	Select service	256	100	256	80.40%	$175.13	$140.87
Marriott Residence Inn	Phoenix, AZ	Select service	200	100	200	67.70%	$138.05	$93.52
Marriott Residence Inn	Plano, TX	Select service	126	100	126	58.70%	$104.10	$61.06
Marriott Residence Inn	Newark, CA	Select service	168	100	168	79.50%	$140.55	$111.73
Marriott Residence Inn (7)	Jacksonville, FL	Select service	120	100	120	71.66%	$138.54	$99.27
Marriott Residence Inn (7)	Manchester, CT	Select service	96	100	96	79.84%	$155.64	$124.26
TownePlace Suites by Marriott	Manhattan Beach, CA	Select service	143	100	143	78.00%	$150.42	$117.26
One Ocean	Atlantic Beach, FL	Full service	193	100	193	67.30%	$266.40	$179.30
Sheraton Hotel	Minneapolis, MN	Full service	220	100	220	53.20%	$135.30	$72.03
Sheraton Hotel	Indianapolis, IN	Full service	378	100	378	56.40%	$163.30	$92.05

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2023
						Occupancy	ADR	RevPAR
Sheraton Hotel	Anchorage, AK	Full service	370	100	370	70.20%	$188.57	$132.32
Sheraton Hotel	San Diego, CA	Full service	260	100	260	83.30%	$159.38	$132.71
Hyatt Regency	Coral Gables, FL	Full service	254	100	254	73.20%	$242.70	$177.64
Hyatt Regency	Hauppauge, NY	Full service	358	100	358	60.60%	$163.48	$99.03
Hyatt Regency	Savannah, GA	Full service	351	100	351	91.40%	$225.61	$206.11
Renaissance	Nashville, TN	Full service	674	100	674	83.10%	$277.31	$230.33
Annapolis Historic Inn	Annapolis, MD	Full service	124	100	124	64.40%	$190.95	$122.92
Lakeway Resort & Spa	Austin, TX	Full service	168	100	168	54.30%	$246.52	$133.90
Silversmith	Chicago, IL	Full service	144	100	144	58.70%	$194.88	$114.45
The Churchill	Washington, D.C.	Full service	173	100	173	66.70%	$194.98	$130.04
The Melrose	Washington, D.C.	Full service	240	100	240	74.40%	$200.33	$148.99
Le Pavillon (1)	New Orleans, LA	Full service	226	100	226	45.80%	$157.69	$72.28
The Ashton	Ft. Worth, TX	Full service	39	100	39	61.10%	$182.91	$111.84
Westin	Princeton, NJ	Full service	296	100	296	69.20%	$181.29	$125.46
Hotel Indigo	Atlanta, GA	Full service	141	100	141	59.10%	$164.20	$96.99
Ritz-Carlton	Atlanta, GA	Full service	444	100	444	66.20%	$293.99	$194.61
La Posada de Santa Fe	Santa Fe, NM	Full service	157	100	157	77.90%	$284.32	$221.44

Leasehold Properties
La Concha Key West (2) (3)	Key West, FL	Full service	160	100	160	67.70%	$352.12	$238.26
Renaissance (4)	Palm Springs, CA	Full service	410	100	410	70.40%	$196.15	$138.13
Hilton (5)	Marietta, GA	Full service	200	100	200	66.60%	$172.19	$114.72
Le Meridien (6)	Fort Worth, TX	Full service	188	33	61	N/A	N/A	N/A
Total			21,142		21,015	70.71%	$184.53	$130.48
________
(1) The Company entered into a new franchise agreement with Marriott to convert the Le Pavillon in New Orleans, Louisiana to a Tribute Portfolio property. The agreement with Marriott calls for the hotel to be converted to a Tribute Portfolio property by December 31, 2024.
(2) The ground lease expires in 2084.
(3) The Company entered into a franchise agreement with Marriott to convert the La Concha Key West Hotel in Key West, Florida to an Autograph Collection property. The agreement with Marriott calls for the hotel to operate under Marriott White Label beginning on November 15, 2023 and to be converted to an Autograph property by April 1, 2025.
(4) The ground lease expires in 2083.
(5) The lease expires in 2054 and includes the lease of the land, hotel and conference center (including the building, improvements, furniture, fixtures and equipment).
(6) The lease expires in 2120 and includes the lease of the land and building. The property is under development.
(7) Property owned by Stirling OP, but consolidated by the Company.
Item 3.Legal Proceedings
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May 2023 the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2023, no amounts have been accrued.

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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed related to the cyber incident. The suits are currently pending in the U.S. District Court for the Northern District of Texas. We intend to vigorously defend these matters and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On March 12, 2024, there were 472 registered holders of record of our common stock.
For the year ended December 31, 2023 we did not declare or pay common stock dividends. On December 5, 2023, the board of directors approved our dividend policy for 2024, which continued the suspension of the Company’s common stock dividend into 2024. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly owned subsidiaries of our operating partnership and the management of our properties by our hotel managers and general business conditions.

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows for the following fiscal years:

	2023			2022			2021
	Amount		%	Amount		%	Amount		%
Preferred Stock – Series D:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Return of capital	2.1125		100.0000%	2.1125		100.0000%	3.1686		100.0000%
Total	$2.1125	(1)	100.0000%	$2.1125	(1)	100.0000%	$3.1686	(1)	100.0000%
Preferred Stock – Series F:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Return of capital	1.8438		100.0000%	1.8438		100.0000%	2.7654		100.0000%
Total	$1.8438	(1)	100.0000%	$1.8438	(1)	100.0000%	$2.7654	(1)	100.0000%
Preferred Stock – Series G:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Return of capital	1.8438		100.0000%	1.8438		100.0000%	2.7654		100.0000%
Total	$1.8438	(1)	100.0000%	$1.8438	(1)	100.0000%	$2.7654	(1)	100.0000%
Preferred Stock – Series H:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Return of capital	1.8750		100.0000%	1.8750		100.0000%	2.8125		100.0000%
Total	$1.8750	(1)	100.0000%	$1.8750	(1)	100.0000%	$2.8125	(1)	100.0000%
Preferred Stock – Series I:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Return of capital	1.8750		100.0000%	1.8750		100.0000%	2.8125		100.0000%
Total	$1.8750	(1)	100.0000%	$1.8750	(1)	100.0000%	$2.8125	(1)	100.0000%
Preferred Stock – Series J:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Return of capital	1.9998		100.0000%	0.1666		100.0000%	—		—%
Total	$1.9998	(1) (4)	100.0000%	$0.1666	(1) (5)	100.0000%	$—		—%
Preferred Stock – Series K(2):
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Return of capital	2.0540		100.0000%	—		—%	—		—%
Total	$2.0540	(1) (4)	100.0000%	$—		—%	$—		—%
Preferred Stock – Series K(3):
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Return of capital	1.8790		100.0000%	—		—%	—		—%
Total	$1.8790	(1) (4)	100.0000%	$—		—%	$—		—%
____________________
(1)The fourth quarter 2021 preferred distributions paid January 14, 2022 to stockholders of record as of December 31, 2021 are treated as 2022 distributions for tax purposes. The fourth quarter 2022 preferred distributions paid January 17, 2023 to stockholders of record as of December 30, 2022 are treated as 2023 distributions for tax purposes. The fourth quarter 2023 preferred distributions paid January 16, 2024 to stockholders of record as of December 29, 2023 are treated as 2024 distributions for tax purposes.
(2)Preferred Stock - Series K: (CUSIP #04410D867)
(3)Preferred Stock - Series K: (CUSIP #04410D792, 04410D727, 04410D651, and 04410D578)
(4)Distributions per share reflects the annual rate per share for distributions reportable in 2023.
(5)Distributions per share reflects the annual rate per share for distributions reportable in 2022.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2023:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	497,000	N/A	649,000	(2)
Equity compensation plans not approved by security holders	None	N/A	None
Total	497,000	N/A	649,000
____________________
(1)Consists of rights to acquire our common stock subject to the satisfaction of service and or performance vesting conditions (with the amount shown assuming the maximum level of performance under the 2022 and 2023 PSU awards). The number of shares subject to issuance under the PSUs (if any) will depend on the ultimate actual performance level, and the Company in its discretion may settle the 2022 and 2023 PSUs in cash rather than shares of common stock.
(2)As of December 31, 2023, there were approximately 649,000 shares of our common stock, or securities convertible into approximately 649,000 shares of our common stock that remained available for issuance under our 2021 Stock Incentive Plan.
Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2018 through December 31, 2023, assuming an initial investment of $100 in stock on December 31, 2018 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

200
150
100
50
0
2018
2019
2020
2021
2022
2023
Ashford Hospitality Trust, Inc.
S&P 500
FTSE NAREIT Lodging & Resorts

Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
October 1 to October 31	61	$—	—	$200,000
November 1 to November 30	211	—	—	200,000
December 1 to December 31	26	—	—	200,000
Total	298	$—	—
____________________
(1)There is no cost associated with the forfeiture of 61, 211 and 26 restricted shares of our common stock in October, November and December, respectively.
Item 6.    Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2022 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
EXECUTIVE OVERVIEW
General
As of December 31, 2023, our portfolio consisted of 90 consolidated operating hotel properties which represents 20,549 total rooms. Additionally, our portfolio consists of four consolidated operating hotel properties, which represent 405 total rooms owned through a 99.4% ownership interest in Stirling OP, which was formed by Stirling Inc. to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. Currently, all of our hotel properties are located in the United States.
Based on our primary business objectives and forecasted operating conditions, our current key priorities and financial strategies include, among other things:
•preserving capital and maintaining significant cash and cash equivalents liquidity;
•disposition of non-core hotel properties;
•acquisition of hotel properties, in whole or in part, that we expect will be accretive to our portfolio;
•pursuing capital market activities and implementing strategies to enhance long-term stockholder value;
•accessing cost effective capital, including through the issuance of non-traded preferred securities;
•opportunistically exchanging preferred stock into common stock;
•implementing selective capital improvements designed to increase profitability and maintain the quality of our assets;
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
On November 29, 2023, the Company completed the deed in lieu of foreclosure transaction for the transfer of ownership of the KEYS F $215.1 million mortgage to the mortgage lender. Below is a summary of the hotel properties that secured the KEYS Pool F loan prior to transfer of ownership to the mortgage lender:
KEYS F Loan Pool
Embassy Suites Flagstaff – Flagstaff, AZ
Embassy Suites Walnut Creek – Walnut Creek, CA
Marriott Bridgewater – Bridgewater, NJ
Marriott Research Triangle Park – Durham, NC
W Atlanta Downtown – Atlanta, GA

The Company continues to work with the lender for the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender, and the Company anticipates that transfer will occur in the first half of 2024. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties securing the KEYS A and KEYS B loan pools have been transferred to a court-appointed receiver. Below is a summary of the hotel properties securing the KEYS Pool A loan and Keys Pool B loan:
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
On November 9, 2023, the Company sold the Sheraton Bucks County in Langhorne, Pennsylvania for $13.8 million in cash. The sale resulted in a gain of approximately $3.9 million for the year ended December 31, 2023.
On December 6, 2023 (the “Closing”), Ashford Hospitality Trust, Inc.’s subsidiaries, Ashford Hospitality Limited Partnership and Ashford TRS Corporation (together, the “Contribution Company”), entered into a Contribution Agreement (the “Contribution Agreement”) with Stirling OP. Pursuant to the terms of the Contribution Agreement, the Contribution Company contributed its equity interests, and the associated debt and other obligations, in four hotel assets (Residence Inn Manchester, Hampton Inn Buford, SpringHill Suites Buford, and Residence Inn Jacksonville) (the “Initial Portfolio”) to Stirling OP in exchange for 1,400,943 Class I units of Stirling OP. Pursuant to the Contribution Agreement, the Contribution Company entered into lock-up agreements with respect to its Class I units that restrict the assignment, sale, and transfer of the units for a period of one year following the Closing. In addition, the Contribution Company is prohibited from redeeming its Class I units for a period of three years following the Closing. At the end of the three-year period, the Class I units may be redeemed pursuant to the terms of the Amended and Restated Limited Partnership Agreement of Stirling OP and any Class I units converted to shares of Stirling Inc.’s Class I common stock may be repurchased by Stirling Inc. pursuant to the terms and conditions of its share repurchase plan. In addition, the Contribution Company has agreed not to withdraw as a participant in the distribution reinvestment plan of Stirling OP, and thereby will automatically reinvest any distributions paid on its Class I units into additional Class I units, through at least December 31, 2024. Ashford Trust began consolidating Stirling OP as of December 6, 2023. See note 4 to our consolidated financial statements.
On January 29, 2024, the Company, entered into an Agreement of Purchase and Sale, for the sale of Hilton Boston Back Bay Hotel for $171 million in cash. The sale of the Hilton Boston Back Bay hotel is expected to close in the first quarter of 2024.
On March 6, 2024, the Company completed the sale of the Residence Inn in Salt Lake City, Utah for approximately $19.2 million. As of December 31, 2023, the carrying value of the building and FF&E was approximately $11.9 million at December 31, 2023. The Company repaid approximately $19 million of principal on its mortgage loan partially secured by the hotel property.
On March 12, 2024, we entered into the Third Amended and Restated Advisory Agreement with Ashford LLC (the “Third Amended and Restated Advisory Agreement”). The Third Amended and Restated Advisory Agreement amends and restates the terms of the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to, among other items: (i) require the Company pay the advisor the Portfolio Company Fee (as defined in the Third Amended and Restated Advisory Agreement) upon certain specified defaults under the Company’s loan agreements resulting in the foreclosure of the Company’s hotel properties, (ii) limit, for the period of time set forth therein, the incremental financial impact to no more than $2 million per year in additional payments to the advisor from the amendments to the master hotel management agreement with Remington

Hospitality and the master project management agreement with Premier, (iii) revise the criteria that would constitute a Company Change of Control, (iv) revise the definition of termination fee to provide for a minimum amount of such termination fee and (v) revise the criteria that would constitute a voting control event.
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
Demand—The demand for lodging, including business travel, is directly correlated to the overall economy; as GDP increases, lodging demand typically increases. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle. Beginning in 2020, the COVID-19 pandemic had a direct impact on demand but we have seen demand recover beginning in 2022.

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

The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2023	2022	2021	2023 to 2022	2022 to 2021
Total revenue	$1,367,533	$1,240,859	$805,411	$126,674	$435,448
Total hotel expenses	(925,437)	(835,993)	(576,806)	(89,444)	(259,187)
Property taxes, insurance and other	(70,226)	(67,338)	(67,904)	(2,888)	566
Depreciation and amortization	(187,807)	(201,797)	(218,851)	13,990	17,054
Advisory service fee	(48,927)	(49,897)	(52,313)	970	2,416
Corporate, general and administrative	(16,181)	(9,879)	(16,153)	(6,302)	6,274
Gain (loss) on consolidation of VIE and disposition of assets	11,488	300	1,449	11,188	(1,149)
Operating income (loss)	130,443	76,255	(125,167)	54,188	201,422
Equity in earnings (loss) of unconsolidated entities	(1,134)	(804)	(558)	(330)	(246)
Interest income	8,978	4,777	207	4,201	4,570
Other income (expense)	310	415	760	(105)	(345)
Interest expense and amortization of discounts and loan costs	(366,148)	(226,995)	(156,119)	(139,153)	(70,876)
Write-off of premiums, loan costs and exit fees	(3,469)	(3,536)	(10,612)	67	7,076
Gain (loss) on extinguishment of debt	53,386	—	11,896	53,386	(11,896)
Realized and unrealized gain (loss) on derivatives	(2,200)	15,166	14,493	(17,366)	673
Income tax benefit (expense)	(900)	(6,336)	(5,948)	5,436	(388)
Net income (loss)	(180,734)	(141,058)	(271,048)	(39,676)	129,990
(Income) loss from consolidated entities attributable to noncontrolling interests	6	—	73	6	(73)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,239	1,233	3,970	1,006	(2,737)
Net income (loss) attributable to the Company	$(178,489)	$(139,825)	$(267,005)	$(38,664)	$127,180

Comparison of Year Ended December 31, 2023 with Year Ended December 31, 2022
All hotel properties owned during the years ended December 31, 2023 and 2022 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the years ended December 31, 2023 and 2022. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
Sheraton Ann Arbor (1)	Ann Arbor, MI	Disposition	September 1, 2022
Hilton Marietta (2)	Marietta, GA	Acquisition	December 16, 2022
WorldQuest Resort (1)	Orlando, FL	Disposition	August 1, 2023
Sheraton Bucks County (1)	Langhorne, PA	Disposition	November 9, 2023
Embassy Suites Flagstaff (1)	Flagstaff, AZ	Disposition	December 4, 2023
Embassy Suites Walnut Creek (1)	Walnut Creek, CA	Disposition	December 4, 2023
Marriott Bridgewater (1)	Bridgewater, NJ	Disposition	December 4, 2023
Marriott Research Triangle Park (1)	Durham, NC	Disposition	December 4, 2023
W Atlanta (1)	Atlanta, GA	Disposition	December 4, 2023
____________________________________
(1)    Collectively referred to as “Hotel Dispositions”
(2)    Referred to as “Hotel Acquisition”
We began the year with 100 hotel properties. We disposed of six properties and WorldQuest and contributed four properties to Stirling OP. However, as of December 31, 2023, we consolidate Stirling OP. Please see note 4 to our consolidated financial statements for additional information. As of December 31, 2023, our operating results consist of 90 consolidated comparable hotel properties and four consolidated Stirling OP hotel properties.
The following table illustrates the key performance indicators of the operating hotel properties included in our results of operations:

	Year Ended December 31,
	2023	2022
RevPAR (revenue per available room)	$130.19	$118.89
Occupancy	70.65%	67.56%
ADR (average daily rate)	$184.47	$175.98
The following table illustrates the key performance indicators of the 90 comparable hotel properties that were included in our results of operations for the full years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
RevPAR	$130.68	$119.49
Occupancy	70.57%	67.32%
ADR	$185.19	$177.50
Comparison of the Years ended December 31, 2023 and 2022
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $38.7 million from $139.8 million for the year ended December 31, 2022 (“2022”) to $178.5 million for the year ended December 31, 2023 (“2023”) as a result of the factors discussed below.

Revenue. Rooms revenue from our hotel properties increased $85.2 million, or 8.7%, to $1.1 billion in 2023 compared to 2022. This increase is attributable to higher rooms revenue of $84.7 million at our comparable hotel properties as our hotel properties recover from the effects of the COVID-19 pandemic and an increase of $8.2 million from our Hotel Acquisition partially offset by a decrease of $7.6 million from our Hotel Dispositions and $85,000 from the Stirling hotel properties. Our comparable hotel properties experienced an increase of 4.3% in room rates and an increase of 325 basis points in occupancy.
Food and beverage revenue increased $36.2 million, or 18.4%, to $232.8 million in 2023 compared to 2022. This increase is attributable to higher sales of food and beverage of $33.3 million at our comparable hotel properties and an increase of $3.2 million from our Hotel Acquisition partially offset by a decrease of $245,000 from our Hotel Dispositions.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $5.4 million, or 8.1%, to $72.7 million in 2023 compared to 2022. This increase is attributable to higher other revenue of $6.1 million from our comparable hotel properties as our hotel properties recover from the effects of the COVID-19 pandemic, an increase of $356,000 from our Hotel Acquisition and $43,000 from the Stirling hotel properties, partially offset by a decrease of $1.1 million from our Hotel Dispositions. Other revenue decreased $83,000, or 2.9%, to $2.8 million in 2023 compared to 2022.
Hotel Operating Expenses. Hotel operating expenses increased $89.4 million, or 10.7%, to $925.4 million in 2023 compared to 2022. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses increased $41.4 million in 2023 compared to 2022, comprised of an increase of $40.0 million from our comparable hotel properties and an increase of $3.4 million from our Hotel Acquisition, partially offset by a decrease of $1.9 million from our Hotel Dispositions and $126,000 from the Stirling hotel properties. Direct expenses were 31.0% of total hotel revenue for 2023 and 30.8% for 2022. Indirect expenses and management fees increased $48.1 million in 2023 compared to 2022, comprised of an increase of $45.9 million from our comparable hotel properties and $4.7 million from our Hotel Acquisition partially offset by $2.4 million from our Hotel Dispositions and $101,000 from the Stirling hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $2.9 million or 4.3%, to $70.2 million in 2023 compared to 2022, which was primarily due to an increase of $3.2 million from our comparable hotel properties, $55,000 from the Stirling hotel properties and $135,000 from our Hotel Acquisition partially offset by a decrease of $497,000 from our Hotel Dispositions.
Depreciation and Amortization. Depreciation and amortization decreased $14.0 million or 6.9%, to $187.8 million in 2023 compared to 2022, which consisted of lower depreciation of $9.7 million from our comparable hotel properties primarily related to fully depreciated assets, $246,000 from the Stirling hotel properties and $4.5 million from our Hotel Dispositions partially offset by an increase of $512,000 from our Hotel Acquisition.
Advisory Services Fee. Advisory services fee decreased $970,000, or 1.9%, to $48.9 million in 2023 compared to 2022. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford Inc. and the Company and between Ashford Inc. and Stirling OP. In 2023, the advisory services fee was comprised of a base advisory fee of $33.2 million, equity-based compensation of $3.3 million associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $12.5 million. In 2022, the advisory services fee was comprised of a base advisory fee of $34.8 million, equity-based compensation of $5.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $9.9 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $6.3 million, or 63.8%, to $16.2 million in 2023 compared to 2022. The increase was primarily attributable to higher reimbursed operating expenses of Ashford Securities of $5.6 million, $192,000 of public company expenses, $861,000 of start up and organizational costs related to the start-up of Stirling, Inc. partially offset by a decrease of $427,000 of legal and professional fees related to Ashford Trust.
Gain (Loss) on Consolidation of VIE and Disposition of Assets. Gain on consolidation of VIE and disposition of assets increased $11.2 million, from $300,000 in 2022 to $11.5 million in 2023. The gain in 2023 was primarily related to a $1.1 million gain for the consolidation of the VIE, which is represented by the difference between the fair value of the assets and liabilities recognized, the fair value of the non-controlling interest and the previous carrying value of the Company’s investment in 815 Commerce MM and $10.4 million related to Hotel Dispositions. The gain in 2022 was primarily related to a gain related to the sale of six WorldQuest condominiums.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $1.1 million in 2023, which consisted of equity in loss of $528,000 from OpenKey and $606,000 from an investment in an entity that owns the

Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California and $804,000 in 2022, which consisted of our share of loss of $668,000 in OpenKey and $136,000 in the Meritage investment.
Interest Income. Interest income was $9.0 million and $4.8 million in 2023 and 2022, respectively. The increase in interest income in 2023 was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.
Other Income (Expense). Other income decreased $105,000 from $415,000 in 2022 to $310,000 in 2023. In 2023 and 2022 we recorded miscellaneous income of $310,000 and $415,000, respectively.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $139.2 million, or 61.3%, to $366.1 million in 2023 compared to 2022. The increase was primarily due to a $110.3 million increase in interest expense at our comparable hotel properties primarily due to higher interest rates on our variable rate debt, lower credits to interest expense of $18.7 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default, $6.0 million primarily attributable to the amortization of the Oaktree debt discount and higher interest expense in 2023 of $4.5 million from our Hotel Dispositions primarily attributable default interest and late charges. These increases were partially offset by a decrease of $283,000 from the Stirling hotel properties. The average SOFR rates in 2023 and 2022 were 4.91% and 1.58%, respectively. LIBOR ceased to be published after June 30, 2023. The average LIBOR rate for 2022 was 1.91%.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $67,000 to $3.5 million in 2023 compared to 2022. In 2023, we incurred fees of $3.5 million related to loan refinances, modifications and exit fees. In 2022, we recognized Lismore fees of $768,000 related to the Lismore Agreement and fees of $2.0 million related to loan modifications and extensions. We wrote off unamortized loan costs of $265,000 and a pro-rata write-off of the Oaktree loan discount in the amount of $514,000 upon making a $4.0 million pay down on the Oaktree loan.
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $53.4 million in 2023 related to the deed in lieu of foreclosure transaction for the KEYS Pool F loan.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives changed $17.4 million from a gain of $15.2 million in 2022 to a loss of $2.2 million in 2023. In 2023, we recognized an unrealized loss of $44.0 million associated with interest rate caps and an unrealized loss of $9,000 from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by a realized gain of $41.8 million related to payments from counterparties on interest rate caps. In 2022, we recorded an unrealized gain of $4.2 million from the revaluation of the embedded debt derivative in the Oaktree Credit Agreement, an unrealized gain of $6.6 million from interest rate caps and a realized gain of $4.4 million related to payments from counterparties on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $5.4 million, from $6.3 million in 2022 to $900,000 in 2023. This decrease was primarily due to a decrease in the profitability of our Ashford TRS entities in 2023 compared to 2022.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $6,000 in 2023.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $2.2 million and $1.2 million in 2023 and 2022, respectively. Redeemable noncontrolling interests represented ownership interests of 1.27% and 0.91% in the operating partnership at December 31, 2023 and 2022, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2023, the Company held cash and cash equivalents of $165.2 million and restricted cash of $146.3 million (including amounts held for sale), the vast majority of which is comprised of lender and manager-held reserves. As of December 31, 2023, $21.7 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At December 31, 2023, our net debt to gross assets was 70.2%.
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
Based on our current level of operations, our cash flow from operations, capital market activities, asset sales and our existing cash balances should be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity payments and paydowns for extension tests), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes. With respect to upcoming maturities, no assurances can be given that we will be able to refinance our upcoming maturities. Additionally, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy or may result in lender foreclosure.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At December 31, 2023, 26 of our hotels were in cash traps and approximately $3.9 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
Our estimated future obligations as of December 31, 2023 include both current and long-term obligations. With respect to our indebtedness, as discussed in note 7 to our consolidated financial statements, we have current obligations of $3.1 billion and long-term obligations of $316.3 million. As of December 31, 2023, we have $824.2 million of mortgage loans that have final maturities in 2024 (of which $180.7 million relates to KEYS Pool A and $174.4 million relates to KEYS Pool B). We hold extension options for the remaining mortgage loans due in the next twelve months. We have amortization payments of approximately $2.2 million due in the next twelve months.
As discussed in note 19 to our consolidated financial statements, under our operating and finance leases we have current obligations of $5.5 million and long-term obligations of $253.3 million. Additionally, we have short-term capital commitments of $59.7 million.
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
On November 29, 2023, The Company completed the deed in lieu of foreclosure transaction for the transfer of ownership of the KEYS F $215.1 million mortgage to the mortgage lender. Below is a summary of the hotel properties that secured the KEYS Pool F loan prior to transfer of ownership to the mortgage lender:
KEYS F Loan Pool
Embassy Suites Flagstaff – Flagstaff, AZ
Embassy Suites Walnut Creek – Walnut Creek, CA
Marriott Bridgewater – Bridgewater, NJ
Marriott Research Triangle Park – Durham, NC
W Atlanta Downtown – Atlanta, GA
The Company continues to work with the lender for the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender, and the Company anticipates that transfer could occur in the first half of 2024. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties securing the KEYS A and KEYS B loan pools have been transferred to a court-appointed receiver. Below is a summary of the hotel properties securing the KEYS Pool A loan and KEYS Pool B loan:
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
On November 16, 2023, we refinanced the $6.2 million loan secured by the Residence Inn Manchester, $9.1 million loan secured by the Residence Inn Jacksonville, and $21.9 million mortgage loan secured by the Hampton Inn Buford and the SpringHill Suites Buford. The new mortgage loan totaled $30.2 million and has a five-year term. The mortgage loan is interest only and provides for an interest rate of 8.506%. The new mortgage loan is secured by four hotels: Residence Inn Manchester, Residence Inn Jacksonville, Hampton Inn Buford and SpringHill Suites Buford.
On December 6, 2023, Stirling Inc., through Stirling OP, acquired the Residence Inn Manchester, Hampton Inn Buford, SpringHill Suites Buford, and Residence Inn Jacksonville and assumed the $30.2 million mortgage loan secured by the four hotel assets from Ashford Hospitality Limited Partnership and Ashford TRS Corporation. Ashford Trust began consolidating Stirling OP as of December 6, 2023.
On March 6, 2024, the Company completed the sale of the Residence Inn in Salt Lake City, Utah for approximately $19.2 million. The Company repaid approximately $19 million of principal on its mortgage loan partially secured by the hotel property.

Equity Transactions
On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. The Company filed a Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement. As of March 12, 2024, the Company has issued approximately 900,000 shares of common stock for gross proceeds of approximately $12.9 million under the M3A Purchase Agreement.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of March 12, 2024, the Company has issued approximately 4.1 million shares of Series J Preferred Stock and received net proceeds of approximately $91.3 million and approximately 240,000 shares of Series K Preferred Stock and received net proceeds of approximately $5.8 million.
On April 6, 2022, the board of directors approved a stock repurchase program (the “Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the 2017 Repurchase Program that the board of directors authorized in December 2017. No shares have been repurchased under the Repurchase Program. The ability to make repurchases under the Repurchase Program is subject to the same financial factors that must be taken into account in declaring a dividend as discussed herein under “Distribution Policy.”
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of March 12, 2024, the Company has issued approximately 1.8 million shares of common stock for gross proceeds of approximately $3.2 million under the Virtu Equity Distribution Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $14.4 million and $39.2 million for the years ended December 31, 2023 and 2022, respectively. Cash flows provided by operations were impacted by changes in hotel operations, our hotel dispositions in 2022 and 2023, our hotel acquisition in 2022 as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2023, net cash flows used in investing activities were $89.8 million. Cash outflows consisted of $137.4 million for capital improvements made to various hotel properties, $599,000 of payments for franchise fees and $6.9 million from the issuance of a note receivable, partially offset by cash inflows of $18.2 million related to restricted cash received from initial consolidation of VIE, $29.2 million of net proceeds from the disposition of assets and hotel properties, $2.5 million from property insurance proceeds and $5.3 million of proceeds from the payment of a note receivable.
For the year ended December 31, 2022, net cash flows used in investing activities were $70.3 million. Cash outflows primarily consisted of $103.8 million for capital improvements made to various hotel properties, $9.1 million investment in unconsolidated entities. Cash outflows were partially offset by cash inflows of $35.0 million from proceeds received from the sale of Sheraton Ann Arbor and six WorldQuest condominium units, $1.6 million of proceeds from property insurance and $4.0 million of proceeds from notes receivable.

Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2023, net cash flows used in financing activities were $172.1 million. Cash outflows primarily consisted of $396.9 million for repayments of indebtedness, $13.2 million for payments of loan costs and exit fees, $14.9 million of payments for preferred dividends and $28.3 million of payments for derivatives, partially offset by cash inflows of $134.8 million from borrowings on indebtedness, $79.6 million of net proceeds from preferred stock offerings, $1.0 million of net proceeds from common stock offerings, $6.9 million of contributions from noncontrolling interest in consolidating entities and $59.4 million from counterparty payments primarily comprised of $41.8 million from in-the-money interest rate caps and $17.7 million from sales of interest rate caps.
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
On December 5, 2023, our board of directors reviewed and approved our 2024 dividend policy. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2024 and expect to pay dividends on our outstanding Preferred Stock during 2024. Our board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded no impairment charges for the years ended December 31, 2023, 2022 and 2021. See note 5 to our consolidated financial statements.
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
At December 31, 2023 and 2022, we recorded a valuation allowance of $29.3 million and $31.2 million, respectively on the net deferred tax assets of our taxable REIT subsidiaries. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities.
At December 31, 2023, we had TRS net operating loss carryforwards (“NOLs") for U.S. federal income tax purposes of $94.2 million, however $90.2 million of our NOLs are subject to limitation in the amount of approximately $7.3 million per year through 2025, and $1.2 million per year thereafter under Section 382 of the Internal Revenue Code. NOLs become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code. The remaining $4.0 million of our TRS NOLs are not subject to the limitations of Section 382. In total $9.6 million of our TRS NOLs are subject to expiration and will begin to expire in 2024. The remainder were generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act. At December 31, 2023, Ashford Hospitality Trust, Inc., our REIT, had NOLs for U.S. federal income tax purposes of $1.2 billion based on the latest filed tax returns. Utilization of the REIT NOLs subject to Section 382 are limited to approximately $37.2 million per year through 2025, and $9.4 million per year thereafter. $425.2 million of our NOLs will begin to expire in 2024 and are available to offset future taxable income, if any, through 2036. The remainder were generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company applied the optional expedient in evaluating debt modifications converting from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The Company adopted the standards upon the respective effective dates. There was no material impact as a result of this adoption.
RECENTLY ISSUED ACCOUNTING STANDARDS
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of discounts and loan costs, net, income taxes, depreciation and amortization, as adjusted to reflect only the Company’s portion of EBITDA of unconsolidated entities. In addition, we exclude impairment on real estate, gain/loss on consolidation of VIE and disposition of assets and gain/loss of unconsolidated entities to calculate EBITDAre, as defined by NAREIT.
We then further adjust EBITDAre to exclude certain additional items such as write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, advisory services incentive fee, gains/losses on insurance settlements and stock/unit-based compensation and non-cash items such as amortization of unfavorable contract liabilities, realized and unrealized gains/losses on derivative instruments, gains/losses on extinguishment of debt, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(180,734)	$(141,058)	$(271,048)
Interest expense and amortization of discounts and loan costs	366,148	226,995	156,119
Depreciation and amortization	187,807	201,797	218,851
Income tax expense (benefit)	900	6,336	5,948
Equity in (earnings) loss of unconsolidated entities	1,134	804	558
Company’s portion of EBITDA of unconsolidated entities	231	(674)	(554)
EBITDA	375,486	294,200	109,874
(Gain) loss on consolidation of VIE and disposition of assets	(11,488)	(300)	(449)
EBITDAre	363,998	293,900	109,425
Amortization of unfavorable contract liabilities	(15)	181	211
Transaction and conversion costs	3,856	(2,300)	3,033
Write-off of premiums, loan costs and exit fees	3,469	3,536	10,612
Realized and unrealized (gain) loss on derivatives	2,200	(10,781)	(14,493)
Stock/unit-based compensation	4,027	5,998	10,095
Legal, advisory and settlement costs	1,181	1,936	7,371
Other (income) expense, net	(310)	(4,797)	(1,760)
Dead deal costs	—	—	689
(Gain) loss on insurance settlements	(505)	(342)	—
(Gain) loss on extinguishment of debt	(53,386)	—	(11,896)
Uninsured remediation costs	—	—	341
Company’s portion of adjustments to EBITDAre of unconsolidated entities	2	16	16
Adjusted EBITDAre	$324,517	$287,347	$113,644

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on consolidation of VIE and disposition of assets, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, stock/unit-based compensation, gains/losses on insurance settlements and non-cash items such as deemed dividends on redeemable preferred stock, amortization of loan costs, amortization of credit facility exit fee, default interest and late fees, unrealized gains/losses on derivative instruments, gains/losses on extinguishment of debt, and our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than we do. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(180,734)	$(141,058)	$(271,048)
(Income) loss attributable to noncontrolling interest in consolidated entities	6	—	73
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,239	1,233	3,970
Preferred dividends	(15,921)	(12,433)	(252)
Deemed dividends on redeemable preferred stock	(2,673)	(946)	—
Gain (loss) on extinguishment of preferred stock	3,390	—	(607)
Net income (loss) attributable to common stockholders	(193,693)	(153,204)	(267,864)
Depreciation and amortization of real estate	187,807	201,797	218,708
(Gain) loss on consolidation of VIE and disposition of assets	(11,488)	(300)	(449)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(2,239)	(1,233)	(3,970)
Equity in (earnings) loss of unconsolidated entities	1,134	804	558
Company’s portion of FFO of unconsolidated entities	(668)	(771)	(556)
FFO available to common stockholders and OP unitholders	(19,147)	47,093	(53,573)
Deemed dividends on redeemable preferred stock	2,673	946	—
(Gain) loss on extinguishment of preferred stock	(3,390)	—	607
Transaction and conversion costs	3,856	(2,300)	3,407
Write-off of premiums, loan costs and exit fees	3,469	3,536	10,612
Unrealized (gain) loss on derivatives	44,041	(10,781)	(14,493)
Stock/unit-based compensation	4,027	5,998	10,095
Legal, advisory and settlement costs	1,181	1,936	7,371
Other (income) expense, net	(310)	(412)	(1,760)
Amortization of term loan exit fee	18,616	11,948	7,076
Amortization of loan costs	12,735	9,672	12,597
Uninsured remediation costs	—	—	341
(Gain) loss on extinguishment of debt	(53,386)	—	(11,896)
Dead deal costs	—	—	689
Default interest and late fees	12,553	—	—
(Gain) loss on insurance settlements	(505)	(342)	—
Company’s portion of adjustments to FFO of unconsolidated entities	2	16	16
Adjusted FFO available to common stockholders and OP unitholders	$26,415	$67,310	$(28,911)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2023, our total indebtedness of $3.4 billion included $3.1 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2023 would be approximately $7.7 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $338.8 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2023, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Investments in Hotel Properties

At December 31, 2023, the Company’s consolidated investments in hotel properties, net, totaled $3 billion. As described in Notes 2 and 5 to the consolidated financial statements, the hotel properties are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a hotel property is measured by comparing the carrying amount of the hotel to its estimated future undiscounted cash flows. If the carrying amount of the hotel is not recoverable, an impairment charge is recognized for the amount by which the hotel’s carrying amount exceeds its estimated fair value. During 2023, the Company did not record any impairment charges.

We identified the evaluation of certain investments in hotel properties for impairment as a critical audit matter. For investments in hotel properties where events or changes in circumstances indicated that the carrying amount of the hotels may not be recoverable, an increased level of management judgment was required in the determination of certain assumptions used to estimate the fair value of the hotels, including rooms revenue over the forecast period, the discount rates and terminal growth rates utilized. Auditing these judgments was especially challenging due to the nature, extent and specialized skill or knowledge required to address these matters.

The primary procedures we performed to address the critical audit matter utilized valuation professionals with specialized skill or knowledge, who assisted in:

•Evaluating the rooms revenue assumption utilized in developing the estimate for the fair value of the hotels.
•Evaluating the discount rate and terminal growth rate utilized in developing the estimate for the fair value of the hotels.

Fair Value Determination of Consolidated Variable Interest Entity

As described in Note 4 to the Company's consolidated financial statements, during the year ended December 31, 2023, the Company obtained the ability to exercise its kick-out rights of the manager of 815 Commerce Managing Member (“815 Commerce MM”), which is developing the Le Meridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. Upon consolidation, the Company recognized all of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of 815 Commerce MM, at fair value, which included $56.6 million of construction in process and $4.6 million of land. The Company recognized a gain of $1.1 million that represented the difference between the fair value of the assets and liabilities recognized, the fair value of the non-controlling interest and the previous carrying value of the Company’s investment in 815 Commerce MM.

We identified the evaluation of the fair value recorded to investment in hotel properties as a result of the consolidation of 815 Commerce MM as a critical audit matter. The fair value determination includes the estimate of rooms revenue over the forecast period, as well as the determination of the discount rate and terminal growth rate used in the fair value estimate of the hotel property, which require an increased level of management judgment. Auditing these judgments was especially challenging due to the nature, extent and specialized skill or knowledge required to address these matters.

The primary procedures we performed to address the critical audit matter utilized valuation professionals with specialized skill or knowledge, who assisted in:

•Evaluating the rooms revenue assumption utilized in developing the estimate for the fair value of the hotel;
•Evaluating the discount rate and terminal growth rate utilized in developing the estimate for the fair value of the hotel.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 14, 2024

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Investments in hotel properties, net ($122,938 and $0 attributable to VIEs).	$2,951,932	$3,118,331
Cash and cash equivalents ($2,363 and $0 attributable to VIEs)	165,231	417,064
Restricted cash ($17,346 and $0 attributable to VIEs)	146,079	141,962
Accounts receivable ($271 and $0 attributable to VIEs), net of allowance of $1,214 and $501, respectively	45,521	49,809
Inventories ($5 and $0 attributable to VIEs)	3,679	3,856
Notes receivable, net	7,369	5,062
Investments in unconsolidated entities	9,960	19,576
Deferred costs, net ($218 and $0 attributable to VIEs)	1,808	2,665
Prepaid expenses ($651 and $0 attributable to VIEs)	12,806	15,981
Derivative assets	13,696	47,182
Operating lease right-of-use assets	44,047	43,921
Other assets ($1,433 and $0 attributable to VIEs)	25,309	21,653
Intangible assets	797	797
Due from Ashford Inc., net	—	486
Due from related parties, net	—	6,570
Due from third-party hotel managers	21,664	22,462
Assets held for sale	12,383	—
Total assets	$3,462,281	$3,917,377
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($70,073 and $0 attributable to VIEs)	$3,396,071	$3,838,543
Finance lease liability	18,469	18,847
Other finance liability ($26,858 and $0 attributable to VIEs)	26,858	—
Accounts payable and accrued expenses ($14,405 and $0 attributable to VIEs)	129,323	115,970
Accrued interest payable ($241 and $0 attributable to VIEs)	27,009	15,287
Dividends and distributions payable ($147 and $0 attributable to VIEs)	3,566	3,118
Due to Ashford Inc., net ($1,396 and $0 attributable to VIEs)	13,261	—
Due to related parties, net ($123 and $0 attributable to VIEs)	5,874	—
Due to third-party hotel managers ($110 and $0 attributable to VIEs)	1,193	1,319
Intangible liabilities, net	2,017	2,097
Operating lease liabilities	44,765	44,661
Other liabilities	3,499	4,326
Liabilities related to assets held for sale	14,653	—
Total liabilities	3,686,558	4,044,168
Commitments and contingencies (note 18)
Redeemable noncontrolling interests in operating partnership	22,007	21,550
Series J Redeemable Preferred Stock, $0.01 par value, 3,475,318 and 87,115 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	79,975	2,004
Series K Redeemable Preferred Stock, $0.01 par value, 194,193 and 1,800 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	4,783	44
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,159,927 and 1,174,427 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	12	12
Series F Cumulative Preferred Stock, 1,175,344 and 1,251,044 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	11	12
Series G Cumulative Preferred Stock, 1,531,996 and 1,531,996 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	15	15
Series H Cumulative Preferred Stock, 1,170,325 and 1,308,415 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	12	13
Series I Cumulative Preferred Stock, 1,160,923 and 1,252,923 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	12	13
Common stock, $0.01 par value, 400,000,000 shares authorized, 37,422,056 and 34,495,185 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	374	345
Additional paid-in capital	2,382,975	2,383,244
Accumulated deficit	(2,729,312)	(2,534,043)
Total stockholders’ equity (deficit) of the Company	(345,901)	(150,389)
Noncontrolling interest in consolidated entities	14,859	—
Total equity (deficit)	(331,042)	(150,389)
Total liabilities and equity/deficit	$3,462,281	$3,917,377
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Rooms	$1,059,155	$974,002	$655,121
Food and beverage	232,829	196,663	94,911
Other hotel revenue	72,748	67,310	53,112
Total hotel revenue	1,364,732	1,237,975	803,144
Other	2,801	2,884	2,267
Total revenue	1,367,533	1,240,859	805,411
EXPENSES
Hotel operating expenses:
Rooms	249,434	229,115	157,982
Food and beverage	161,300	140,775	71,172
Other expenses	464,058	421,056	316,638
Management fees	50,645	45,047	31,014
Total hotel expenses	925,437	835,993	576,806
Property taxes, insurance and other	70,226	67,338	67,904
Depreciation and amortization	187,807	201,797	218,851
Advisory services fee	48,927	49,897	52,313
Corporate, general and administrative	16,181	9,879	16,153
Total operating expenses	1,248,578	1,164,904	932,027
Gain (loss) on consolidation of VIE and disposition of assets	11,488	300	1,449
OPERATING INCOME (LOSS)	130,443	76,255	(125,167)
Equity in earnings (loss) of unconsolidated entities	(1,134)	(804)	(558)
Interest income	8,978	4,777	207
Other income (expense)	310	415	760
Interest expense and amortization of discounts and loan costs	(366,148)	(226,995)	(156,119)
Write-off of premiums, loan costs and exit fees	(3,469)	(3,536)	(10,612)
Gain (loss) on extinguishment of debt	53,386	—	11,896
Realized and unrealized gain (loss) on derivatives	(2,200)	15,166	14,493
INCOME (LOSS) BEFORE INCOME TAXES	(179,834)	(134,722)	(265,100)
Income tax (expense) benefit	(900)	(6,336)	(5,948)
NET INCOME (LOSS)	(180,734)	(141,058)	(271,048)
(Income) loss attributable to noncontrolling interest in consolidated entities	6	—	73
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,239	1,233	3,970
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(178,489)	(139,825)	(267,005)
Preferred dividends	(15,921)	(12,433)	(252)
Deemed dividends on redeemable preferred stock	(2,673)	(946)	—
Gain (loss) on extinguishment of preferred stock	3,390	—	(607)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(193,693)	$(153,204)	$(267,864)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(5.61)	$(4.46)	$(12.37)
Weighted average common shares outstanding – basic	34,523	34,339	21,625
Diluted:
Net income (loss) attributable to common stockholders	$(5.61)	$(4.46)	$(12.43)
Weighted average common shares outstanding – diluted	34,523	34,339	21,844
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(180,734)	$(141,058)	$(271,048)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	(180,734)	(141,058)	(271,048)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	6	—	73
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,239	1,233	3,970
Comprehensive income (loss) attributable to the Company	$(178,489)	$(139,825)	$(267,005)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,791	$18	2,891	$29	4,423	$44	2,669	$27	3,391	$34	6,436	$64	$1,809,455	$(2,093,292)	$166	$(283,455)
Purchases of common shares	—	—	—	—	—	—	—	—	—	—	(1)	—	(46)	—	—	(46)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	7,429	—	—	7,429
Forfeitures of restricted common stock	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	251	3	(3)	—	—	—
Issuance of common stock (net)	—	—	—	—	—	—	—	—	—	—	20,031	200	562,519	—	—	562,719
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—	—	—	—	—	—	—	—	—	349	—	349
Dividends declared – preferred stock – Series D ($3.70/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,342)	—	(4,342)
Dividends declared – preferred stock – Series F ($3.23/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,036)	—	(4,036)
Dividends declared – preferred stock – Series G ($3.23/share	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,943)	—	(4,943)
Dividends declared – preferred stock – Series H ($3.28/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,293)	—	(4,293)
Dividends declared – preferred stock – Series I ($3.28/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,111)	—	(4,111)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1	—	43	—	—	43
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(690)	—	(690)
Extinguishment of preferred stock	(617)	(6)	(1,640)	(17)	(2,891)	(29)	(1,361)	(14)	(2,138)	(21)	7,776	78	616	(607)	—	—
Acquisition of noncontrolling interest in consolidating entity	—	—	—	—	—	—	—	—	—	—	—	—	(107)	—	(93)	(200)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(267,005)	(73)	(267,078)
Balance at December 31, 2021	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,490	$345	$2,379,906	$(2,382,970)	$—	$(2,654)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(43)	—	(323)	—	—	(323)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,826	—	—	3,826
Forfeitures of restricted common stock	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	52	—	—	—	—	—
Issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(165)	—	—	(165)
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,481)	—	(2,481)
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,307)	—	(2,307)
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,824)	—	(2,824)
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,453)	—	(2,453)
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,349)	—	(2,349)
Dividends declared – preferred stock – Series J ($0.17/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(18)	—	(18)
Dividends declared – preferred stock – Series K ($0.17/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	2,131	—	2,131
Redemption value adjustment - preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(946)	—	(946)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(139,825)	—	(139,825)
Balance at December 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,495	$345	$2,383,244	$(2,534,043)	$—	$(150,389)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(24)	—	(83)	—	—	(83)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,319	—	—	2,319
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	118	1	(1)	—	—	—
Issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—	723	7	904	—	—	911
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,472)	—	(2,472)
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,272)	—	(2,272)
Dividends declared – preferred stock – Series G ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,824)	—	(2,824)
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,389)	—	(2,389)
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,306)	—	(2,306)
Dividends declared – preferred stock – Series J ($2.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,467)	—	(3,467)
Dividends declared – preferred stock – Series K ($2.05/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(191)	—	(191)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,576)	—	(1,576)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,673)	—	(2,673)
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,905	6,905
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,961	7,961
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Extinguishment of preferred stock	(14)	—	(76)	(1)	—	—	(138)	(1)	(92)	(1)	2,110	21	(3,408)	3,390	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(178,489)	(6)	(178,495)
Balance at December 31, 2023	1,160	$12	1,175	$11	1,532	$15	1,170	$12	1,161	$12	37,422	$374	$2,382,975	$(2,729,312)	$14,859	$(331,042)

	Preferred Stock				Redeemable Noncontrolling Interest in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	$22,951
Purchases of common shares	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,596
Forfeitures of restricted common stock	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—
Issuance of common stock (net)	—	—	—	—	—
Dividends declared – preferred stock – Series D ($3.70/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($3.23/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($3.23/share	—	—	—	—	—
Dividends declared – preferred stock – Series H ($3.28/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($3.28/share)	—	—	—	—	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	518
Redemption/conversion of operating partnership units	—	—	—	—	(43)
Redemption value adjustment	—	—	—	—	690
Extinguishment of preferred stock	—	—	—	—	—
Acquisition of noncontrolling interest in consolidating entity	—	—	—	—	—
Net income (loss)	—	—	—	—	(3,970)
Balance at December 31, 2021	—	$—	—	$—	$22,742
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,172
Forfeitures of restricted common stock	—	—	—	—	—
Issuance of restricted shares/units	—	—	—	—	—
Issuances of preferred shares	87	1,078	2	24	—
Costs for issuance of common stock	—	—	—	—	—
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.17/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.17/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	(2,131)
Redemption value adjustment - preferred stock	—	926	—	20	—
Net income (loss)	—	—	—	—	(1,233)
Balance at December 31, 2022	87	$2,004	2	$44	$21,550
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,708
Issuance of restricted shares/units	—	—	—	—	—
Issuances of preferred shares	3,391	75,502	192	4,613	—
Costs for issuances of common stock	—	—	—	—	—
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—

	Preferred Stock				Redeemable Noncontrolling Interest in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($2.00/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($2.05/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	1,576
Redemption value adjustment – preferred stock	—	2,547	—	126	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—
Redemption of preferred stock	(3)	(78)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(588)
Extinguishment of preferred stock	—	—	—	—	—
Net income (loss)	—	—	—	—	(2,239)
Balance at December 31, 2023	3,475	$79,975	194	$4,783	$22,007

See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(180,734)	$(141,058)	$(271,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	187,807	201,797	218,851
Amortization of intangibles	(95)	101	131
Recognition of deferred income	(820)	(499)	(498)
Bad debt expense	3,602	3,338	2,110
Deferred income tax expense (benefit)	(28)	(53)	113
Equity in (earnings) loss of unconsolidated entities	1,134	804	558
(Gain) loss on consolidation of VIE and disposition of assets	(11,488)	(300)	(1,449)
(Gain) loss on extinguishment of debt	(53,386)	—	(11,896)
Realized and unrealized (gain) loss on derivatives	2,200	(15,166)	(14,474)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	28,203	10,075	(1,336)
Amortization of deferred franchise fees	34	—	—
Write-off of deferred franchise fees	20	—	—
Equity-based compensation	4,027	5,998	10,025
Non-cash interest income	(821)	(380)	(672)
Changes in operating assets and liabilities, exclusive of the effect of the acquisition and disposition of hotel properties and the impact of consolidation of VIEs:
Accounts receivable and inventories	(7,330)	(16,207)	(21,366)
Prepaid expenses and other assets	(1,648)	(7,501)	4,203
Accounts payable and accrued expenses and accrued interest payable	18,379	(4,656)	(28,927)
Due to/from related parties	11,241	165	(944)
Due to/from third-party hotel managers	(789)	4,549	(16,743)
Due to/from Ashford Inc., net	14,896	(1,804)	(10,818)
Operating lease liabilities	104	(445)	(203)
Operating lease right-of-use assets	(111)	473	201
Other liabilities	(7)	(7)	(6)
Net cash provided by (used in) operating activities	14,390	39,224	(144,188)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(137,428)	(103,751)	(36,742)
Net proceeds from disposition of assets and hotel properties	29,214	34,988	9,013
Payments for initial franchise fees	(599)	—	(90)
Proceeds from notes receivable	5,250	4,000	—
Issuance of note receivable	(6,868)	—	—
Proceeds from property insurance	2,478	1,625	2,779
Investment in unconsolidated entities	—	(9,127)	(9,000)
Net cash acquired in acquisition of leasehold interest	—	1,931	—
Restricted cash received from initial consolidation of VIE	18,201	—	—
Net cash provided by (used in) investing activities	(89,752)	(70,334)	(34,040)
Cash Flows from Financing Activities
Borrowings on indebtedness	134,802	1,551	377,500
Repayments of indebtedness	(396,947)	(50,902)	(189,594)
Payments for loan costs and exit fees	(13,220)	(3,064)	(27,768)
Payments for dividends and distributions	(14,943)	(12,418)	(18,622)
Purchases of common stock	(90)	(316)	(46)
Redemption of preferred stock	(78)	—	—
Payments for derivatives	(28,256)	(40,119)	(1,538)
Proceeds from derivatives	59,351	2,911	—
Proceeds from common stock offerings	1,031	—	562,827
Proceeds from preferred stock offerings	79,564	1,122	—
Common stock offering costs	—	(273)	—

	Year Ended December 31,
	2023	2022	2021
Acquisition of noncontrolling interest in consolidated entities	—	—	(200)
Payments on finance lease liabilities	(249)	—	—
Contributions from noncontrolling interest in consolidated entities	6,905	—	—
Net cash provided by (used in) financing activities	(172,130)	(101,508)	702,559
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(247,492)	(132,618)	524,331
Cash, cash equivalents and restricted cash at beginning of period	559,026	691,644	167,313
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$311,534	$559,026	$691,644

Supplemental Cash Flow Information
Interest paid	$325,420	$218,019	$219,624
Income taxes paid (refunded)	(2,644)	11,697	3,525
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$22,460	$13,341	$11,396
Non-cash consideration from sale of hotel property	—	1,219	—
Accrued common stock offering costs	120	—	108
Accrued preferred stock offering costs	—	21	—
Acquisition of finance lease asset and liability	—	18,847	—
Non-cash extinguishment of debt	154,192	—	9,604
Non-cash loan principal associated with default interest and late charges	—	—	33,245
Non-cash extinguishment of preferred stock	7,724	—	208,606
Issuance of common stock from preferred stock exchanges	4,334	—	209,213
Debt discount associated with embedded debt derivative	—	—	43,680
Credit facility commitment fee	—	—	4,500
Non-cash preferred stock dividends	387	1	—
Unsettled proceeds from derivatives	1,674	1,474	—
Dividends and distributions declared but not paid	3,566	3,118	3,104
Assumption of debt from consolidation of VIE	35,052	—	—
Assumption of other finance liability from consolidation of VIE	26,729	—	—
Acquisition of hotel property from consolidation of VIE	61,100	—	—
Non-cash distributions to non-controlling interest	588	—	—
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$417,064	$592,110	$92,905
Restricted cash at beginning of period	141,962	99,534	74,408
Cash, cash equivalents and restricted cash at beginning of period	$559,026	$691,644	$167,313

Cash and cash equivalents at end of period	$165,231	$417,064	$592,110
Restricted cash at end of period	146,079	141,962	99,534
Cash, cash equivalents and restricted cash at end of period	311,310	559,026	$691,644
Cash and cash equivalents at end of period included in assets held for sale	1	—	—
Restricted cash at end of period included in assets held for sale	223	—	—
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$311,534	$559,026	$691,644
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2023, 2022 and 2021

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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2023, we held interests in the following assets:
•90 consolidated operating hotel properties, which represent 20,549 total rooms;
•Four consolidated operating hotel properties, which represent 405 total rooms owned through a 99.4% ownership interest in Stirling REIT OP, LP (“Stirling OP”), which was formed by Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. See note 4;
•one consolidated hotel property under development through a 32.5% owned investment in a consolidated entity;
•15.1% ownership in OpenKey, Inc. (“OpenKey”) with a carrying value of approximately $1.6 million; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $8.4 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2023, our 90 operating hotel properties and four Stirling OP hotel properties were leased or owned by our wholly owned or majority owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. Our 90 operating hotel properties and four Stirling OP hotel properties in our consolidated portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 61 of our 90 operating hotel properties and three of the four Stirling OP hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audio visual services, real estate advisory and brokerage services, insurance policies covering general liability, workers' compensation and business automobile claims, insurance claims services, hypoallergenic premium rooms, broker-dealer and distribution services, mobile key technology and cash management services.
2. Significant Accounting Policies
Basis of Presentation—The accompanying consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, its majority-owned joint ventures in which it has a controlling interest and entities in which the Company is the primary beneficiary. All significant inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
Ashford Trust OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Ashford Trust OP that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly owned subsidiary, Ashford Trust OP General Partner LLC, its general partner. As such, we consolidate Ashford Trust OP. As Ashford Trust OP is substantially the same as Ashford Hospitality Trust, Inc., our REIT, the separate VIE accounts for this VIE are not reflected separately on the balance sheet. See note 4 for discussion of other consolidated VIE’s.
The following acquisitions and dispositions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
Le Meridien Minneapolis	Minneapolis, MN	Disposition	January 20, 2021
SpringHill Suites Durham	Durham, NC	Disposition	April 29, 2021
SpringHill Suites Charlotte	Charlotte, NC	Disposition	April 29, 2021
Sheraton Ann Arbor	Ann Arbor, MI	Disposition	September 1, 2022
Hilton Marietta	Marietta, GA	Acquisition	December 16, 2022
WorldQuest Resort	Orlando, FL	Disposition	August 1, 2023
Sheraton Bucks County	Langhorne, PA	Disposition	November 9, 2023
Embassy Suites Flagstaff	Flagstaff, AZ	Disposition	November 29, 2023
Embassy Suites Walnut Creek	Walnut Creek, CA	Disposition	November 29, 2023
Marriott Bridgewater	Bridgewater, NJ	Disposition	November 29, 2023
Marriott Research Triangle Park	Durham, NC	Disposition	November 29, 2023
W Atlanta	Atlanta, GA	Disposition	November 29, 2023
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
For property and equipment acquired in a business combination, we record the assets acquired based on their fair value as of the acquisition date. Replacements and improvements and finance leases are capitalized, while repairs and maintenance are expensed as incurred. Property and equipment acquired in an asset acquisition are recorded at cost. The acquisition cost in an asset acquisition is allocated to land, buildings, improvements, furniture, fixtures and equipment, as well as identifiable intangible and lease assets and liabilities. Acquisition cost is allocated using relative fair values. We evaluate several factors,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
including weighted market data for similar assets, expected future cash flows discounted at risk adjusted rates, and replacement costs for assets to determine an appropriate exit cost when evaluating the fair values.
Our property and equipment, including assets acquired under finance leases, are depreciated on a straight-line basis over the estimated useful lives of the assets with useful lives.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding periods, and expected useful lives. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No such impairment was recorded for the years ended December 31, 2023, 2022 and 2021, respectively. See note 5.
Assets Held for Sale, Discontinued Operations and Hotel Dispositions—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity that represents a strategic shift that has (or will have) a major effect on our operations and cash flows. Depreciation and amortization will cease as of the date assets have met the criteria to be deemed held for sale and the hotel property is measured at the lower of its carrying value or fair value less costs to sell. See note 5.
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
Investments in Unconsolidated Entities—As of December 31, 2023, we held a 15.1% ownership interest in OpenKey and an investment in an entity that owns two resorts in Napa, CA, which are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. No such impairment was recorded for the years ended December 31, 2023, 2022 and 2021.
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
Impairment of Notes Receivable—We review notes receivable for impairment each reporting period. The impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.
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
Derivative Instruments and Hedging—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in SOFR (Secured Overnight Financing Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floors, and flooridors.
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
Noncontrolling Interests—The redeemable noncontrolling interests in Ashford Trust OP represent the limited partners’ proportionate share of equity in earnings/losses of Ashford Trust OP, which is an allocation of net income attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common unit holdings

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
throughout the period. The redeemable noncontrolling interests in Ashford Trust OP is classified in the mezzanine section of the consolidated balance sheets as these redeemable operating partnership units do not meet the requirements for permanent equity classification prescribed by the authoritative accounting guidance because these redeemable operating partnership units may be redeemed by the holder as described in note 13. The carrying value of the noncontrolling interests in Ashford Trust OP is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interests in consolidated entities represented an ownership interest of 15% in two hotel properties held by one joint venture until December 31, 2021, and was reported in equity in the consolidated balance sheet. On December 31, 2021, the Company purchased the remaining ownership interest and held a 100% ownership interest in the two hotel properties. Additionally noncontrolling interests in consolidated entities represented an ownership interest of 67.5% of 815 Commerce MM and 0.6% of Stirling OP as of December 31, 2023.
Net income/loss attributable to redeemable noncontrolling interests in Ashford Trust OP and income/loss from consolidated entities attributable to noncontrolling interests in our consolidated entities are reported as deductions/additions from/to net income/loss. Comprehensive income/loss attributable to these noncontrolling interests is reported as reductions/additions from/to comprehensive income/loss.
Revenue Recognition—Rooms revenue represents revenue from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation. Our advance deposit balance as of December 31, 2023 and 2022 was $19.0 million and $18.3 million, respectively, and are generally recognized as revenue within a one-year period. These are included in “accounts payable and accrued expenses” on the consolidated balance sheets.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2023, 2022 and 2021, we incurred advertising costs of $11.1 million, $10.1 million and $6.8 million, respectively. Advertising costs are included in “other” hotel expenses in the accompanying consolidated statements of operations.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee,” “management fees” and “corporate, general and administrative” expense, equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. The Company recognizes forfeitures as they occur.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
With respect to the 2021, 2022 and 2023 award agreements, the criteria for the PSU and Performance LTIP units are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the grant date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of performance grants earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of PSU and Performance LTIP Units to be earned based on the applicable performance conditions is determined upon the final vesting date. The initial calculation of the PSU and Performance LTIP units earned can range from 0% to 200% of target, which is further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation of the number of performance awards earned based on the applicable performance targets resulting in a final award calculation ranging from 0% to 250% of the target amount.
Stock/unit grants to certain independent directors are measured at the grant date based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
Depreciation and Amortization—Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements and finance leases are based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for FF&E and 32 years for our Marietta finance lease. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation and amortization expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
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
The “Income Taxes” topic of the ASC issued by the Financial Accounting Standards Board (“FASB”) which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Adopted Accounting Standards—In March 2020, the FASB issued ASU 2020-04, which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company applied the optional expedient in evaluating debt modifications converting from London Interbank Offered Rate (“LIBOR”) to

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Secured Overnight Financing Rate (“SOFR”). The Company adopted the standards upon the respective effective dates. There was no material impact as a result of this adoption.
Recently Issued Accounting Standards—In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$65,852	$16,412	$3,741	$—	$86,005
Boston, MA Area	2	61,766	6,011	6,030	—	73,807
Dallas / Ft. Worth Area	7	59,997	16,400	3,942	—	80,339
Houston, TX Area	3	27,082	10,406	855	—	38,343
Los Angeles, CA Metro Area	6	83,517	17,879	5,035	—	106,431
Miami, FL Metro Area	2	24,919	8,802	1,141	—	34,862
Minneapolis - St. Paul, MN - WI Area	2	14,024	4,997	718	—	19,739
Nashville, TN Area	1	56,640	28,506	3,678	—	88,824
New York / New Jersey Metro Area	5	47,901	16,019	2,393	—	66,313
Orlando, FL Area	2	23,168	1,621	2,023	—	26,812
Philadelphia, PA Area	2	15,592	1,123	995	—	17,710
San Diego, CA Area	2	21,510	1,325	1,402	—	24,237
San Francisco - Oakland, CA Metro Area	6	54,364	5,751	1,913	—	62,028
Tampa, FL Area	2	29,571	7,371	1,938	—	38,880
Washington D.C. - MD - VA Area	9	128,047	26,112	8,655	—	162,814
Other Areas	34	283,929	50,697	22,944	—	357,570
Disposed properties (1)	6	61,276	13,397	5,345	—	80,018
Corporate	—	—	—	—	2,801	2,801
Total	100	$1,059,155	$232,829	$72,748	$2,801	$1,367,533

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$51,992	$12,848	$2,632	$—	$67,472
Boston, MA Area	2	49,772	5,533	5,263	—	60,568
Dallas / Ft. Worth Area	7	53,831	12,881	3,559	—	70,271
Houston, TX Area	3	23,864	7,576	828	—	32,268
Los Angeles, CA Metro Area	6	76,603	13,630	4,785	—	95,018
Miami, FL Metro Area	2	25,387	8,225	862	—	34,474
Minneapolis - St. Paul, MN - WI Area	2	12,140	3,806	445	—	16,391
Nashville, TN Area	1	52,786	24,163	4,445	—	81,394
New York / New Jersey Metro Area	5	40,747	12,918	2,061	—	55,726
Orlando, FL Area	2	22,811	1,512	1,801	—	26,124
Philadelphia, PA Area	2	15,785	981	701	—	17,467
San Diego, CA Area	2	19,667	934	1,276	—	21,877
San Francisco - Oakland, CA Metro Area	6	50,270	4,559	2,091	—	56,920
Tampa, FL Area	2	26,182	6,528	1,299	—	34,009
Washington D.C. - MD - VA Area	9	108,119	20,786	8,049	—	136,954
Other Areas	34	275,136	46,139	20,784	—	342,059
Disposed properties (1)	7	68,910	13,644	6,429	—	88,983
Corporate	—	—	—	—	2,884	2,884
Total	101	$974,002	$196,663	$67,310	$2,884	$1,240,859

	Year Ended December 31, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	8	$37,955	$7,369	$2,058	$—	$47,382
Boston, MA Area	2	25,426	2,153	3,576	—	31,155
Dallas / Ft. Worth Area	7	36,169	5,646	2,668	—	44,483
Houston, TX Area	3	19,169	3,380	470	—	23,019
Los Angeles, CA Metro Area	6	54,564	7,553	4,803	—	66,920
Miami, FL Metro Area	2	18,559	3,846	723	—	23,128
Minneapolis - St. Paul, MN - WI Area	2	7,188	1,826	855	—	9,869
Nashville, TN Area	1	32,774	11,928	3,714	—	48,416
New York / New Jersey Metro Area	5	25,685	6,138	1,589	—	33,412
Orlando, FL Area	2	15,843	679	1,517	—	18,039
Philadelphia, PA Area	2	12,029	390	634	—	13,053
San Diego, CA Area	2	12,392	458	1,258	—	14,108
San Francisco - Oakland, CA Metro Area	6	32,129	2,203	1,924	—	36,256
Tampa, FL Area	2	19,774	2,355	877	—	23,006
Washington D.C. - MD - VA Area	9	51,615	6,330	4,642	—	62,587
Other Areas	34	206,789	25,766	16,889	—	249,444
Disposed properties (1)	10	47,061	6,891	4,915	—	58,867
Corporate	—	—	—	—	2,267	2,267
Total	103	$655,121	$94,911	$53,112	$2,267	$805,411
_____________________________
(1)    Includes WorldQuest Resort that was sold on August 1, 2023. See note 5.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Land	$605,509	$622,759
Buildings and improvements	3,331,645	3,650,464
Furniture, fixtures and equipment	175,991	222,665
Construction in progress	114,850	21,609
Condominium properties	—	9,889
Hilton Marietta finance lease	17,269	18,998
Total cost	4,245,264	4,546,384
Accumulated depreciation	(1,293,332)	(1,428,053)
Investments in hotel properties, net	$2,951,932	$3,118,331
For the years ended December 31, 2023, 2022 and 2021, we recognized depreciation expense of $187.4 million, $201.4 million and $218.5 million, respectively.
Consolidation of VIE - 815 Commerce MM
On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce Managing Member LLC (“815 Commerce MM”), which is developing the Le Meridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. The hotel property under development is subject to a 99-year lease of the land and building that has been accounted for as a failed sale and leaseback as described below.
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
Other Finance Liability
On November 10, 2021, 815 Commerce LLC, a subsidiary of 815 Commerce MM, entered into a purchase and sale agreement. Pursuant to the purchase and sale agreement, 815 Commerce LLC sold its land and building in Fort Worth, Texas (the “Property”) for $30.4 million. Concurrent with the sale of the Property, 815 Commerce LLC entered into a 99-year lease agreement (the “Lease Agreement”), whereby 815 Commerce LLC will lease back the Property at an annual rental rate of approximately $1.5 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, 815 Commerce LLC has a purchase option between 90-180 days prior to the commencement of the 36th lease year.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as there are not alternative assets, substantially the same as the transferred asset, readily available in the marketplace for the repurchase option to qualify as a sale leaseback. Upon consolidation of 815 Commerce LLC in May 2023, the Company utilized a discount rate of 8.2% to determine the fair value of the finance liability. As of December 31, 2023, no depreciation has been recorded as the building is under development. The finance liability is recognized in “other finance liability” on the Company's consolidated balance sheet as of December 31, 2023.
Consolidation of VIE - Stirling OP
On December 6, 2023, the Company entered into a Contribution Agreement with Stirling OP, a subsidiary of Stirling Inc. Pursuant to the terms of the Contribution Agreement, the Company contributed its equity interests, and the associated debt and other obligations, in Residence Inn Manchester, Hampton Inn Buford, SpringHill Suites Buford and Residence Inn Jacksonville to Stirling OP in exchange for 1.4 million Class I units of Stirling OP.
The Company determined the transaction resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the initial stockholder who has control over election or removal of the board of directors of Stirling Inc. that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by the Company through its equity interest, and substantially all of the activities are performed on the Company’s behalf. As a result, Ashford Trust began consolidating Stirling OP as of December 6, 2023 and as such, the properties and debt continue to be reflected on the Company's balance sheet at their historical carrying values.

5. Dispositions, Impairment Charges and Assets Held For Sale
Dispositions
On August 1, 2023, the Company sold the WorldQuest Resort in Orlando, Florida (“WorldQuest”) for $14.8 million in cash. The sale resulted in a gain of approximately $6.4 million for the year ended December 31, 2023, which was included in “gain (loss) on consolidation of VIE and disposition of assets” in the consolidated statements of operations.
On November 9, 2023, the Company sold the Sheraton Bucks County in Langhorne, Pennsylvania for $13.8 million in cash. The sale resulted in a gain of approximately $3.9 million for the year ended December 31, 2023, which was included in “gain (loss) on consolidation of VIE and disposition of assets” in the consolidated statements of operations.
On June 9, 2023 the Company received a 30-day extension to satisfy the extension conditions in order to negotiate modifications to the KEYS pool F extension test. On July 7, 2023, the Company elected not to make the required paydown to extend its KEYS pool F loan thereby defaulting on such loan. The KEYS pool F loan had a $215.1 million debt balance and was secured by Embassy Suites Flagstaff, Embassy Suites Walnut Creek, Marriott Bridgewater, Marriott Research Triangle, and the W Atlanta Downtown.
On November 29, 2023, the Company completed the deed in lieu of foreclosure transaction for the transfer of ownership of the KEYS F loan to the mortgage lender, which resulted in a gain on extinguishment of debt of approximately $53.4 million for the year ended December 31, 2023, which is included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations. See note 7.
On September 1, 2022, the Company sold the Sheraton in Ann Arbor, MI (“Sheraton Ann Arbor”) for total consideration of approximately $35.7 million, which included cash of $34.5 million and an interest-free receivable with an estimated fair value of $1.2 million and a face value of $1.5 million. The payment of the $1.5 million is deferred until the last day of the twenty-fourth month following the closing date. The sale resulted in a loss of approximately $1,000 for the year ended December 31, 2022, which was included in “gain (loss) on consolidation of VIE and disposition of assets” in the consolidated statement of operations. The Company also repaid the $30.0 million mortgage loan secured by the hotel property. See note 7.
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
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2021, 2022 and 2023 dispositions. The following table includes condensed financial information for the years ended December 31, 2023, 2022 and 2021 from the Company’s dispositions (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total hotel revenue	$80,018	$88,983	$58,867
Total hotel operating expenses	(60,698)	(65,053)	(47,817)
Property taxes, insurance and other	(3,906)	(4,402)	(4,560)
Depreciation and amortization	(12,782)	(17,322)	(20,867)
Total operating expenses	(77,386)	(86,777)	(73,244)
Gain (loss) on disposition of assets and hotel properties	10,279	(1)	237
Operating income (loss)	12,911	2,205	(14,140)
Interest income	40	5	—
Interest expense and amortization of discounts and loan costs	(20,994)	(13,805)	(8,796)
Write-off of premiums, loan costs and exit fees	(110)	—	—
Gain (loss) on extinguishment of debt	53,386	—	10,566
Income (loss) before income taxes	45,233	(11,595)	(12,370)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(521)	90	103
Net income (loss) attributable to the Company	$44,712	$(11,505)	$(12,267)
Impairment Charges
During the years ended December 31, 2023, 2022 and 2021, no impairment charges were recorded.
Assets Held For Sale
On December 14, 2023, the Company entered into a purchase and sale agreement for the Residence Inn Salt Lake City hotel in Salt Lake City, Utah. As of December 31, 2023, the Residence Inn Salt Lake City was classified as held for sale. Depreciation and amortization ceased as of the date the assets were deemed held for sale. Since the sale of the Residence Inn Salt Lake City does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. See note 25.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at December 31, 2023 were as follows:

December 31, 2023
Assets
Investments in hotel properties, net	$11,949
Cash and cash equivalents	1
Restricted cash	223
Accounts receivable, net	171
Prepaid expenses	22
Due from third-party hotel managers	17
Assets held for sale	$12,383
Liabilities
Indebtedness, net	$14,366
Accounts payable and accrued expenses	231
Accrued interest	55
Due from Ashford Inc.	1
Liabilities related to assets held for sale	$14,653

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of December 31, 2023, the Company has made investments in OpenKey totaling approximately $5.5 million.
At December 31, 2022, the Company held an investment in 815 Commerce MM of approximately $8.5 million, which is developing the Le Meridien Fort Worth. Our investment was recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheet and was accounted for under the equity method of accounting as we were deemed to have significant influence over the entity under the applicable accounting guidance. During the second quarter of 2023, Ashford Trust obtained the ability to exercise their kick-out rights of the manager of 815 Commerce MM. As a result, Ashford Trust became the primary beneficiary and consolidated 815 Commerce MM. See notes 2 and 4. As a result of consolidating 815 Commerce MM, the Company’s investment is no longer reflected in “investments in unconsolidated entities” on the consolidated balance sheet.
In November 2022, the Company made an initial investment of $9.1 million in an entity that holds the Meritage Investment in Napa, California. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	December 31, 2023	December 31, 2022
Carrying value of the investment in OpenKey (in thousands)	$1,575	$2,103
Ownership interest in OpenKey	15.1%	15.1%
Carrying value of the investment in 815 Commerce MM (in thousands)		$8,482
Ownership interest in 815 Commerce MM		32.5%
Carrying value of the Meritage Investment (in thousands)	$8,385	$8,991
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Year Ended December 31,
	2023	2022	2021
OpenKey	$(528)	$(668)	$(540)
815 Commerce MM	—	—	(18)
Meritage Investment	(606)	(136)	—
	$(1,134)	$(804)	$(558)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

							December 31, 2023		December 31, 2022
Indebtedness	Collateral		Maturity	Interest Rate (1)		Default Rate (2)	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (5)	1	hotel	June 2023	LIBOR(3) +	2.45%	n/a	$—	$—	$73,450	$100,142
Mortgage loan (6)	7	hotels	June 2023	SOFR(4) +	3.70%	4.00%	180,720	121,119	180,720	124,761
Mortgage loan (7)	7	hotels	June 2023	SOFR(4) +	3.44%	4.00%	174,400	113,110	174,400	118,783
Mortgage loan (8)	5	hotels	June 2023	SOFR(4) +	3.73%	n/a	—	—	215,120	164,792
Mortgage loan (5)	1	hotel	November 2023	SOFR(4) +	2.80%	n/a	—	—	25,000	46,659
Mortgage loan (9)	1	hotel	January 2024		5.49%	n/a	—	—	6,345	6,556
Mortgage loan (9)	1	hotel	January 2024		5.49%	n/a	—	—	9,261	13,638
Term loan (10)		Equity	January 2024		14.00%	n/a	183,082	—	195,959	—
Mortgage loan (11)	8	hotels	February 2024	SOFR(4) +	3.28%	n/a	345,000	298,826	395,000	288,740
Mortgage loan (12)	2	hotels	March 2024	SOFR(4) +	2.80%	n/a	240,000	201,279	240,000	207,265
Mortgage loan (13)	19	hotels	April 2024	SOFR(4) +	3.51%	n/a	862,027	907,476	907,030	932,715
Mortgage loan	1	hotel	May 2024		4.99%	n/a	5,613	5,813	5,819	5,983
Mortgage loan (14)	1	hotel	June 2024	SOFR(4) +	2.00%	n/a	8,881	6,334	8,881	6,651
Mortgage loan (15)	4	hotels	June 2024	SOFR(4) +	3.90%	n/a	143,877	127,829	221,040	145,085
Mortgage loan (16)	5	hotels	June 2024	SOFR(4) +	4.17%	n/a	237,061	77,978	262,640	80,554
Mortgage loan (17)	5	hotels	June 2024	SOFR(4) +	2.90%	n/a	119,003	158,702	160,000	168,223
Mortgage loan	2	hotels	August 2024		4.85%	n/a	10,945	7,831	11,172	8,404
Mortgage loan (9)	3	hotels	August 2024		4.90%	n/a	—	—	22,349	17,041
Mortgage loan (18)	1	hotel	November 2024	SOFR(4) +	4.76%	n/a	86,000	81,104	85,552	87,139
Mortgage loan (19)	17	hotels	November 2024	SOFR(4) +	3.39%	n/a	409,750	225,466	415,000	220,462
Mortgage loan (20)	1	hotel	December 2024	SOFR(4) +	4.00%	n/a	37,000	59,352	37,000	53,525
Mortgage loan (21)	1	hotel	December 2024	SOFR(4) +	2.85%	n/a	13,759	22,473	15,290	23,440
Mortgage loan (22)	3	hotels	February 2025		4.45%	n/a	45,792	53,207	46,918	56,536
Mortgage loan	1	hotel	March 2025		4.66%	n/a	22,742	42,292	23,326	43,879
Mortgage loan (23)	1	hotel	August 2025	SOFR(4) +	3.91%	n/a	98,000	167,176	98,000	170,329
Mortgage loan (5)	2	hotels	May 2026	SOFR(4) +	4.00%	n/a	98,450	143,710	—	—
Mortgage loan (9) (24)	4	hotels	December 2028		8.51%	n/a	30,200	35,580	—	—
Environmental loan (28)	1	hotel	April 2024		10.00%	n/a	571	—	—	—
Bridge loan (25) (28)	1	hotel	May 2024		7.25%	n/a	19,889	—	—	—
TIF loan (26) (28)	1	hotel	August 2025		8.25%	n/a	5,609	—	—	—
Construction loan (27) (28)	1	hotel	May 2033	SOFR(4) +	8.50%	n/a	15,494	87,358	—	—
Total indebtedness							$3,393,865	$2,944,015	$3,835,272	$3,091,302
Premiums (discounts), net							(606)		(20,249)
Capitalized default interest and late charges							396		8,363
Deferred loan costs, net							(6,914)		(8,530)
Embedded debt derivative							23,696		23,687
Indebtedness, net							$3,410,437		$3,838,543
Indebtedness related to assets held for sale, net (22)	1	hotel	February 2025		4.45%	n/a	14,366		—
							$3,396,071		$3,838,543
_____________________________
(1)    Interest rates do not include default or late payment rates in effect on some mortgage loans.
(2)    Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of December 31, 2023. The default rate is accrued in addition to the stated interest rate.
(3)    LIBOR rate was 4.39% at December 31, 2022.
(4)    SOFR rates were 5.35% and 4.36% at December 31, 2023 and December 31, 2022, respectively.
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
(8)    On November 30, 2023, the assets of this loan pool were transferred to the current holder of the mortgage loan through a deed in lieu of foreclosure transaction. The assets and liabilities associated with this mortgage loan have been removed from the Company's consolidated balance sheet. See note 5.
(9)     On November 16, 2023, we refinanced this mortgage loan with a new $30.2 million mortgage loan with a five-year initial term. The new mortgage loan is interest only and bears interest at a fixed rate of 8.51%.
(10)    This term loan has two one-year extension options, subject to satisfaction of certain conditions. Effective January 15, 2023, the interest rate decreased from 16.00% to 14.00% in accordance with the terms and conditions of the loan agreement. On August 1, 2023, we repaid $12.9 million of principal on this term loan. The first one-year extension period began in January 2024.
(11)    On February 9, 2023, we amended this mortgage loan. Terms of the amendment included a principal paydown of $50.0 million, and the variable interest rate changed from LIBOR + 3.07% to LIBOR + 3.17%. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in February 2024. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 3.17% to SOFR + 3.28%.
(12)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in March 2024. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 2.75% to SOFR + 2.80%.
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
(14)    This mortgage loan has a SOFR floor of 2.00%.
(15)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began effective June 2023. In accordance with exercising the extension option, we repaid $62.4 million of principal and the variable interest rate changed from LIBOR + 3.73% to LIBOR + 3.86%. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 3.86% to SOFR + 3.90%. A portion of this mortgage loan relates to the Sheraton Bucks County, which was sold on November 9, 2023, resulting in a $13.8 million paydown. See note 5.
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
(18)    On January 27, 2023, we drew the remaining $449,000 of the $2.0 million additional funding available to replenish restricted cash balances in accordance with the terms of the mortgage loan. Effective June 30, 2023, we replaced the variable interest rate of LIBOR + 4.65% with SOFR + 4.76% in accordance with the terms and conditions of the loan agreement. This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(19)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in November 2023. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate changed from LIBOR + 3.13% to SOFR + 3.26%. On July 14, 2023, we repaid $5.3 million of principal on this mortgage loan. In conjunction with the fifth extension, the variable interest rate increased from SOFR + 3.26% to SOFR + 3.39%.
(20)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 0.50%.
(21)    This loan has two one-year extension options, subject to satisfaction of certain conditions. The second one-year extension period began in December 2023. In accordance with the terms of the loan, we repaid $1.4 million to exercise the second extension.
(22)    A portion of this mortgage loan at December 31, 2023 relates to Residence Inn Salt Lake City. See note 5.
(23)    This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions.
(24)    This loan is associated with Stirling Hotels & Resorts Inc. See discussion in notes 1 and 4.
(25)    On December 22, 2023, we amended this loan. Terms of the amendment included extending the maturity date six months to May 2024, and increasing the fixed interest rate from 5.00% to 7.25%. This loan is collateralized by historical tax credits, certain capital distribution, and the deed of trust for the hotel project.
(26)    On July 26, 2023, we amended this loan. Terms of the amendment included increasing the fixed rate of 4.75% to a fixed rate of 8.25%, and extending the maturity date from July 2024 to August 2025. This loan is collateralized by historical tax credits.
(27)    Effective August 1, 2023, we amended this construction loan. Terms of the amendment included replacing the variable interest rate of LIBOR + 8.39% with SOFR + 8.50% and extending the term loan effective date from August 2023 to January 2024. Additionally, the term loan rate of a fixed rate of 6.81% plus the higher of the a) five-year swap rate and b) 0.94% was replaced with a fixed rate of 7.75% plus SOFR, less 1.85%. The final maturity date is May 2033.
(28)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in notes 2, 4 and 8.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Interest expense and amortization of discounts and loan costs	$(18,684)	$(12,015)	$(7,142)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the years ended December 31, 2021 and 2020 the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into the loan balance was $33.2 million during the year ended December 31, 2021. The amount of the capitalized principal that was amortized during the years ended December 31, 2023, 2022 and 2021 was $7.8 million, $15.1 million and $35.7 million, respectively. The amount of the capitalized principal that was written off during the years ended December 31, 2023, 2022 and 2021, was $151,000, $0 and $0, respectively. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
On June 21, 2023, the Company and Ashford Trust OP (the “Borrower”), an indirect subsidiary of the Company, entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders”) and Oaktree Fund Administration, LLC. Amendment No. 2, subject to the conditions set forth therein, provides that, among other things:
(i)    the Delayed Draw Term Loan (“DDTL”) commitment expiration date will be July 7, 2023, or such earlier date that the Borrower makes an Initial DDTL draw to be used by the Borrower to prepay certain mortgage indebtedness;
(ii)    notwithstanding the occurrence of the DDTL commitment expiration date, up to $100,000,000 of Initial DDTLs will be made available by the Lenders for a period of twelve (12) months ending July 7, 2024 (none of which was used as of December 31, 2023), subject to the Borrower paying an unused fee of 9% per annum on the undrawn amount;
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
The KEYS mortgage loans were entered into on June 13, 2018, each of which had a two-year initial term and five one-year extension options. In order to qualify for a one-year extension in June of 2023, each KEYS loan pool was required to achieve a certain debt yield test. The Company extended its KEYS Pool C loan with a paydown of approximately $62.4 million, its KEYS Pool D loan with a paydown of approximately $25.6 million, and its KEYS Pool E loan with a paydown of approximately $41.0 million. On June 9, 2023 the Company received a 30-day extension to satisfy the extension conditions in order to negotiate modifications to the respective extension tests. On July 7, 2023, the Company elected not to make the required paydowns to extend its KEYS Pool A loan, KEYS Pool B loan and KEYS pool F loan thereby defaulting on such loans.
On November 29, 2023, the Company completed the deed in lieu of foreclosure transaction for the transfer of ownership of the KEYS F $215.1 million mortgage to the mortgage lender. The foreclosure resulted in a gain on extinguishment of debt of approximately $53.4 million for the year ended December 31, 2023, which was included in “gain (loss) on extinguishment of debt” in the consolidated statements of operations.
The Company’s KEYS Pool A loan has a $180.7 million debt balance with a book value of collateral of $121.1 million and its KEYS Pool B loan has a $174.4 million debt balance with a book value of collateral of $113.1 million as of December 31,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2023. Below is a summary of the hotel properties securing the KEYS Pool A loan, KEYS Pool B loan, KEYS Pool C loan, KEYS Pool D loan, KEYS Pool E loan and the hotel properties that secured the KEYS Pool F loan prior to transfer of ownership to the mortgage lender:
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Effective June 30, 2023, LIBOR is no longer published. Accordingly all variable interest rate mortgage loans held by the Company that used the LIBOR index transitioned to SOFR beginning on July 1, 2023. Not all lenders executed loan amendment documents and instead will defer to original loan documents that dictate changes in index rates.
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of December 31, 2023, we were in compliance with all covenants related to mortgage loans, with the exception of the KEYS Pools A and KEYS Pool B mortgage loans discussed above. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”). The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
In conjunction with the development of the Le Meridien in Fort Worth, Texas, which was consolidated as of May 31, 2023, the Company recorded $3.0 million of capitalized interest during the year ended December 31, 2023, which is included in “investment in hotel properties, net” in our consolidated balance sheet. See note 4.
Maturities and scheduled amortizations of indebtedness as of December 31, 2023 for each of the five following years and thereafter are as follows (in thousands), excluding extension options:

2024	$3,077,578
2025	172,142
2026	98,450
2027	—
2028	30,200
Thereafter	15,495
Total	$3,393,865
8. Notes Receivable, Net and Other
Notes receivable, net are summarized in the table below (dollars in thousands):

	Interest Rate	December 31, 2023	December 31, 2022
Certificate of Occupancy Note (1) (3)
Face amount	7.0%	$—	$5,250
Discount (2)		—	(188)
Notes receivable, net		$—	$5,062
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
No cash interest income was recorded for the years ended December 31, 2023, 2022 and 2021.
We recognized discount amortization income as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Other income (expense)	$188	$339	$460
Part of the consideration received in the sale of the 1.65-acre parking lot adjacent to the Hilton St. Petersburg Bayfront was a parking parcel, which and we obtained access to utilize on August 31, 2021. For the year ended December 31, 2021 we received reimbursement of $320,000, for parking fees and recognized income of $89,000, which is included in “other income (expense)” in the consolidated statements of operations while the parking parcel was in development.
We recognized imputed interest income as presented in the table below (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
Line Item	2023	2022	2021
Other income (expense)	$—	$—	$211
As of December 31, 2023, the Company has a note receivable of $7.4 million with the manager of 815 Commerce MM, who also holds a non-controlling interest in 815 Commerce MM. See discussion in notes 2 and 4. The Company has a maximum note commitment of up to $9.5 million, which is the total of balancing deposits required by the property construction lender. The note bears interest at 18.0% per annum. The note receivable is payable within 30 days after demand. If the manager fails upon demand to repay the note receivable with interest, the Company will have the right to convert the unpaid principal plus all accrued interest thereon to an additional capital contribution in which case the deemed additional capital contributions by the manager will be deemed to have not occurred and the percentage interests and the residual sharing percentages of the members shall be adjusted. The note receivable may be prepaid in whole or in part.
The following table summarizes the note receivable (dollars in thousands):

	Interest Rate	December 31, 2023	December 31, 2022
Note receivable	18.0%	$7,369	$—
The following table summarizes the interest income associated with the note receivable (in thousands):

Year Ended December 31,
Line Item	2023
Other income (expense)	$501
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

	Imputed Interest Rate	December 31, 2023	December 31, 2022
Deferred Consideration
Face amount	10.0%	$1,500	$1,500
Discount (1)		(108)	(240)
		$1,392	$1,260
_______________
(1)    The discount represents the imputed interest during the interest-free period.
We recognized discount amortization income as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2023	2022
Other income (expense)	$132	$41
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Year Ended December 31,
	2023		2022		2021
Interest rate caps:
Notional amount (in thousands)	$2,583,271	(1)	$3,365,941	(1)	$3,415,301	(1)
Strike rate low end of range	2.50%		2.90%		2.00%
Strike rate high end of range	6.90%		5.50%		4.00%
Effective date range	March 2023 - December 2023		January 2022 - December 2022		January 2021 - October 2021
Termination date range	February 2024 - June 2025		January 2023 - January 2025		February 2022 - November 2024
Total cost (in thousands)	$28,256		$40,119		$1,158
_______________
(1)These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	December 31, 2023		December 31, 2022
Interest rate caps:
Notional amount (in thousands)	$3,351,271	(1)	$3,549,941	(1)
Strike rate low end of range	2.00%		2.00%
Strike rate high end of range	6.90%		5.50%
Termination date range	February 2024 - June 2025		January 2023 - January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$2,689,927		$3,505,242
_______________
(1)These instruments were not designated as cash flow hedges.
Compound Embedded Debt Derivative—Based on certain provisions in the Oaktree Credit Agreement, the Company is required to pay an exit fee. Under the applicable accounting guidance, the exit fee is considered an embedded derivative liability that meets the criteria for bifurcation from the debt host. There were other features that were bifurcated, but did not have a material value. The compound embedded debt derivative, consisting of the exit fee and other features which were bifurcated, was initially measured at fair value and the fair value of the embedded debt derivative is estimated at each reporting period. See note 10.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2023, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 5.348% to 3.403% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the December 31, 2023 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the remaining term of 1.04 years was determined based on the expected remaining term of the related note with embedded features subject to valuation (as of the respective valuation date);
•the Company’s equity volatility estimate of 75.4% was based on the historical equity volatility of the Company, based on the remaining expected term of the respective loans;
•the risk-free rate of 4.79% was the discount rate utilized in the valuation and was determined based on reference to market yields for U.S. treasury debt instruments with similar terms;
•the recovery rate of 61.2% assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event of 55.5% were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of December 31, 2023.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at January 1, 2021	$—
Additions	43,680
Re-measurement of fair value	(15,774)
Balance at December 31, 2021	$27,906
Re-measurement of fair value	(4,219)
Balance at December 31, 2022	23,687
Re-measurement of fair value	9
Balance at December 31, 2023	$23,696
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$13,696	$—	$13,696	(1)
Total	$—	$13,696	$—	$13,696
Liabilities
Embedded debt derivative	$—	$—	$(23,696)	$(23,696)	(2)
Net	$—	$13,696	$(23,696)	$(10,000)

December 31, 2022:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$47,182	$—	$47,182	(1)
Total	$—	$47,182	$—	$47,182
Liabilities
Embedded debt derivative	$—	$—	$(23,687)	$(23,687)	(2)
Net	$—	$47,182	$(23,687)	$23,495
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

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2023		2022		2021
Assets
Derivative assets:
Interest rate derivatives - floors	$—		$—		$(643)
Interest rate derivatives - caps	(2,191)		10,947		(657)
	(2,191)		10,947		(1,300)
Liabilities
Derivative liabilities:
Embedded debt derivative	(9)		4,219		15,774
Net	$(2,200)		$15,166		$14,474

Total combined
Interest rate derivatives - floors	$—		$—		$(624)
Interest rate derivatives - caps	(44,032)		6,562		(657)
Embedded debt derivative	(9)		4,219		15,774
Unrealized gain (loss) on derivatives	(44,041)	(1)	10,781	(1)	14,493	(1)
Realized gain (loss) on interest rate caps	41,841	(1) (3)	4,385	(1) (3)	—
Realized gain (loss) on interest rate floors	—		—		(19)	(2)
Net	$(2,200)		$15,166		$14,474
____________________________________
(1)    Reported in “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Included in “other income (expense)” in our consolidated statements of operations.
(3)    Represents settled and unsettled payments from counterparties on interest rate caps.

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

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$13,696	$13,696	$47,182	$47,182
Financial liabilities measured at fair value:
Embedded debt derivative	$23,696	$23,696	$23,687	$23,687

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$165,232	$165,232	$417,064	$417,064
Restricted cash (1)	146,302	146,302	141,962	141,962
Accounts receivable, net (1)	45,692	45,692	49,809	49,809
Notes receivable, net	7,369	7,369	5,062	5,062
Due from Ashford Inc., net	—	—	486	486
Due from related parties, net	—	—	6,570	6,570
Due from third-party hotel managers (1)	21,681	21,681	22,462	22,462

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,393,259	$3,249,657	$3,815,023	$3,684,879
Accounts payable and accrued expenses (1)	129,554	129,554	115,970	115,970
Accrued interest payable (1)	27,064	27,064	15,287	15,287
Dividends and distributions payable	3,566	3,566	3,118	3,118
Due to Ashford Inc., net (1)	13,262	13,262	—	—
Due to related parties, net	5,874	5,874	—	—
Due to third-party hotel managers	1,193	1,193	1,319	1,319
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of December 31, 2023.
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 100.0% of the carrying value of $7.4 million at December 31, 2023 and approximately 100.0% of the carrying value of $5.1 million at December 31, 2022. This is considered a Level 2 valuation technique.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 95.8% of the carrying value of $3.4 billion at December 31, 2023 and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
approximately 96.6% of the carrying value of $3.8 billion at December 31, 2022. These fair value estimates are considered a Level 2 valuation technique.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Year Ended December 31,
	2023	2022	2021
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(178,489)	$(139,825)	$(267,005)
Less: dividends on preferred stock	(15,921)	(12,433)	(252)
Less: deemed dividends on redeemable preferred stock	(2,673)	(946)	—
Add: Gain (loss) on extinguishment of preferred stock	3,390	—	(607)
Add: Claw back of dividends on cancelled performance stock units	—	—	349
Distributed and undistributed income (loss) allocated to common stockholders - basic	$(193,693)	$(153,204)	$(267,515)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	—	(3,970)
Distributed and undistributed income (loss) allocated to common stockholders - diluted	$(193,693)	$(153,204)	$(271,485)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	34,523	34,339	21,625
Effect of assumed conversion of operating partnership units	—	—	219
Weighted average shares outstanding - basic and diluted	34,523	34,339	21,844

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(5.61)	$(4.46)	$(12.37)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(5.61)	$(4.46)	$(12.43)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(2,239)	$(1,233)	$—
Dividends on preferred stock - Series J (inclusive of deemed dividends)	6,014	944	—
Dividends on preferred stock - Series K (inclusive of deemed dividends)	317	21	—
Total	$4,092	$(268)	$—

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	—	—	20
Effect of unvested performance stock units	—	—	9
Effect of assumed conversion of operating partnership units	416	288	—
Effect of assumed issuance of shares for term loan exit fee	1,745	1,745	1,672
Effect of assumed conversion of preferred stock - Series J	16,933	33	—
Effect of assumed conversion of preferred stock - Series K	934	1	—
Total	20,028	2,067	1,701
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
With respect to the 2021, 2022 and 2023 award agreements, the criteria for the Performance LTIP units are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the applicable measurement date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of performance grants earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of Performance LTIP Units to be earned based on the applicable performance conditions is determined upon the final vesting date. The initial calculation of the Performance LTIP units earned can range from 0% to 200% of target, which is further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation of the number of performance awards earned based on the applicable performance targets resulting in a final award calculation

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ranging from 0% to 250% of the target amount. During the year ended December 31, 2023, approximately 86,000 performance-based LTIP units were forfeited due to the performance conditions not being met and adjustments from the market condition.
As of December 31, 2023, there were approximately 1.5 million Performance LTIP units outstanding, representing 250% of the target number granted for the 2022 and 2023 grants.
As of December 31, 2023, we have issued a total of approximately 2.0 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 1.5 million Performance LTIP units and 124,000 LTIP units have reached full economic parity with, and are convertible into, common units upon vesting.
We recorded compensation expense for Performance LTIP units and LTIP units as presented in the table below (in thousands):

		Year Ended December 31,
Type	Line Item	2023	2022	2021
Performance LTIP units	Advisory services fee	$783	$1,158	$1,128
LTIP units	Advisory services fee	435	569	1,119
LTIP units	Corporate, general and administrative	15	32	22
LTIP units - independent directors	Corporate, general and administrative	475	413	397
		$1,708	$2,172	$2,666
The unamortized cost of the unvested Performance LTIP units, which was $992,000 at December 31, 2023, will be expensed over a period of 2.0 years with a weighted average period of 1.3 years. The unamortized cost of the unvested LTIP units, which was $89,000 at December 31, 2023, will be expensed over a period of 0.2 years with a weighted average period of 0.2 years.
The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Year Ended December 31,
	2023	2022	2021
Common units converted to stock	—	—	1
Fair value of common units converted	$—	$—	$43
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	December 31, 2023	December 31, 2022
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$22,007	$21,550
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$186,201	$184,625
Ownership percentage of operating partnership	1.27%	0.91%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$2,239	$1,233	$3,970
Performance LTIP dividend claw back upon cancellation	—	—	(518)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the activity of the units in our operating partnership is as follow (in thousands):

	Year Ended December 31,
	2023	2022	2021
Outstanding at beginning of year	1,669	400	217
LTIP units issued	112	79	70
Performance LTIP units issued	282	1,194	122
Performance LTIP units canceled	(86)	(4)	(8)
Common units converted to common stock	—	—	(1)
Outstanding at end of year	1,977	1,669	400
Common units convertible/redeemable at end of year	359	309	207
14. Equity
Common Stock and Preferred Stock Repurchases—On April 6, 2022, the board of directors reapproved a stock repurchase program (the “2022 Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. For the years ended December 31, 2023, 2022 and 2021, no shares of our common stock or preferred stock have been repurchased under the Repurchase Program.
In addition, we acquired 24,007, 43,007 and 1,420 shares of our common stock in 2023, 2022 and 2021, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
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
The table below summarizes the activity (in thousands):

Year Ended December 31,
2023
Common stock issued	723
Gross proceeds	$1,477
Commissions and other expenses	15
Net proceeds	$1,462
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
The table below summarizes the activity (in thousands):

	Year Ended December 31, 2023		Year Ended December 31, 2021
	Preferred Shares Tendered	Common Shares Issued	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)
8.45% Series D Cumulative Preferred Stock	14	89	617	4,174	653
7.375% Series F Cumulative Preferred Stock	76	527	1,640	11,185	1,482
7.375% Series G Cumulative Preferred Stock	—	—	2,891	21,371	2,764
7.50% Series H Cumulative Preferred Stock	138	882	1,361	10,033	1,217
7.50% Series I Cumulative Preferred Stock	92	612	2,138	14,735	1,660
	320	2,110	8,647	61,498	7,776
____________________________________
(1)    Reflects the number of shares issued after the adjustment for the reverse stock split.
8.45% Series D Cumulative Preferred Stock. At December 31, 2023 and 2022, there were 1.2 million and 1.2 million shares of Series D Cumulative Preferred Stock outstanding, respectively. The Series D Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series F Cumulative Preferred Stock (noted below), Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock (see note 16) and Series K Preferred Stock (see note 16) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series D Cumulative Preferred Stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D Cumulative Preferred Stock quarterly dividends are set at the rate of 8.45% per annum of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.1124 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D Cumulative Preferred Stockholders have no voting rights.
7.375% Series F Cumulative Preferred Stock. At December 31, 2023 and 2022, there were 1.2 million and 1.3 million shares of 7.375% Series F Cumulative Preferred Stock outstanding, respectively. The Series F Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock and Series K Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series F Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series F Cumulative Preferred Stock is redeemable at our option for cash (on or after July 15, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series F Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series F Cumulative Preferred Stock is convertible into a maximum 0.09690 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series F Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series F cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series F Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series F Cumulative Preferred Stock will not impact our earnings per share calculations. Series F Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series F Cumulative Preferred Stockholders have no voting rights.
7.375% Series G Cumulative Preferred Stock. At December 31, 2023 and 2022, there were 1.5 million and 1.5 million shares of 7.375% Series G Cumulative Preferred Stock outstanding, respectively. The Series G Cumulative Preferred Stock

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock and Series K Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series G Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series G Cumulative Preferred Stock is redeemable at our option for cash (on or after October 18, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series G Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series G Cumulative Preferred Stock is convertible into a maximum 0.08333 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series G Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series G cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series G Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series G Cumulative Preferred Stock will not impact our earnings per share calculations. Series G Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series G Cumulative Preferred Stockholders have no voting rights.
7.50% Series H Cumulative Preferred Stock. At December 31, 2023 and 2022, there were 1.2 million and 1.3 million shares of 7.50% Series H Cumulative Preferred Stock outstanding, respectively. The Series H Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock, Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock and Series K Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series H Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series H Cumulative Preferred Stock is redeemable at our option for cash (on or after August 25, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series H Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series H Cumulative Preferred Stock is convertible into a maximum 0.08251 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series H Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series H cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series H Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series H Cumulative Preferred Stock will not impact our earnings per share. Series H Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series H Cumulative Preferred Stockholders have no voting rights.
7.50% Series I Cumulative Preferred Stock. At December 31, 2023 and 2022, there were 1.2 million and 1.3 million shares of 7.50% Series I Cumulative Preferred Stock outstanding, respectively. The Series I Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock, Series H Cumulative Preferred Stock, Series J Preferred Stock and Series K Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series I Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series I Cumulative Preferred Stock is redeemable at our option for cash (on or after November 17, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series I Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series I Cumulative Preferred Stock is convertible into a maximum 0.08065 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series I Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series I cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series I Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series I Cumulative Preferred Stock will not impact our earnings per share. Series I Cumulative Preferred Stock quarterly dividends are

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series I Cumulative Preferred Stockholders have no voting rights.
Dividends—A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Common stock	$—	$—	$—
Preferred stock:
Series D Cumulative Preferred Stock	2,472	2,481	4,342	(2)
Series F Cumulative Preferred Stock	2,272	2,307	4,036	(2)
Series G Cumulative Preferred Stock	2,824	2,824	4,943	(2)
Series H Cumulative Preferred Stock	2,389	2,453	4,293	(2)
Series I Cumulative Preferred Stock	2,306	2,349	4,111	(2)
Total dividends declared (1)	$12,263	$12,414	$21,725
____________________________________
(1)    In the year ended December 31, 2021, we recorded $252,000 of preferred dividend expense after the impact of preferred stock exchanges. All unpaid dividends in arrears as of December 31, 2020 of $21.5 million were declared and paid in 2021.
(2)    In the year ended December 31, 2021, the Company declared and paid dividends for each series of preferred stock for unpaid dividends from the second quarter 2020 through the third quarter of 2021. Additionally. the Company declared dividends for the fourth quarter of 2021 that were paid in January 2022.
Noncontrolling Interest in Consolidated Entities—Our noncontrolling entity partner held an ownership interest of 15% in two hotel properties until December 21, 2021, when the Company purchased the remaining ownership interest in the two hotel properties.
On December 7, 2023, Stirling OP issued 8,000 Class E units at a price of $25.00 per unit to Stirling REIT Advisors LLC, in exchange for a cash contribution of $200,000. Stirling REIT Advisors LLC holds an ownership interest of 0.57% in Stirling OP, this ownership interest is included in “noncontrolling interests in consolidated entities” on the consolidated balance sheet. The carrying value of the investment at December 31, 2023 was $193,000.
As of December 31, 2023, our noncontrolling interest partner held a $14.7 million interest in 815 Commerce MM. See note 4.
The table below summarizes (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
(Income) loss allocated to noncontrolling interests in consolidated entities.	$6	$—	$73
15. Stock-Based Compensation
Under the 2021 Stock Incentive Plan approved by stockholders, we are authorized to grant approximately 2.1 million shares of restricted stock and performance stock units as incentive stock awards. At December 31, 2023, approximately 649,000 shares were available for future issuance under the 2021 Stock Incentive Plan.
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
At December 31, 2023, the unamortized cost of the unvested restricted stock was $260,000 which will be amortized over a period of 0.2 years with a weighted average period of 0.2 years.
The following table summarizes the stock-based compensation expense (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
Line Item	2023	2022	2021
Advisory services fee	$1,446	$2,509	$3,716
Management fees	10	56	199
Corporate, general and administrative	89	163	151
Corporate, general and administrative - independent directors	170	90	186
	$1,715	$2,818	$4,252
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2023		2022		2021
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	121	$20.63	231	$30.76	17	$306.10
Restricted stock granted	42	4.01	19	5.59	251	25.38
Restricted stock vested	(114)	23.06	(125)	36.70	(33)	126.09
Restricted stock forfeited	—	—	(4)	31.88	(4)	76.73
Outstanding at end of year	49	$26.17	121	$20.63	231	$30.76
The fair value of restricted stock vested during the years ended December 31, 2023, 2022 and 2021 was $417,000, $1.2 million and $926,000, respectively.
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
The following table summarizes the compensation expense (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Advisory services fee	$604	$1,008	$3,177
The unamortized cost of PSUs, which was $485,000 at December 31, 2023, will be expensed over a period of approximately 2.0 years with a weighted average period of 1.9 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2023		2022		2021
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	136	$29.04	139	$34.81	13	$377.90
PSUs granted	164	4.93	34	12.09	134	29.70
PSUs vested	(76)	29.70	(33)	29.70	—	—
PSUs canceled	(25)	29.70	(4)	80.00	(8)	627.36
Outstanding at end of year	199	$7.81	136	$29.04	139	$34.81
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Series J Preferred Stock provides for cash dividends at an annual rate equal to 8.0% per annum of the Stated Value beginning on the date of the first settlement of the Series J Preferred Stock.
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
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2023	2022
Series J Preferred Stock shares issued (1)	3,371	87
Net proceeds	$75,837	$1,959
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	December 31, 2023	December 31, 2022
Series J Preferred Stock	$79,975	$2,004
Cumulative adjustments to Series J Preferred Stock (1)	3,473	926
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2023	2022
Series J Preferred Stock	$3,467	$18
The redemption activities of Series J Preferred stock is summarized below (in thousands):

Year Ended December 31,
2023
Series J Preferred Stock shares redeemed	3
Redemption amount, net of redemption fees	$78
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
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2023	2022
Series K Preferred Stock shares issued (1)	192	2
Net proceeds	$4,664	$44
________
(1)Exclusive of shares issued under the DRIP.

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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	December 31, 2023	December 31, 2022
Series K Preferred Stock	$4,783	$44
Cumulative adjustments to Series K Preferred Stock (1)	146	20
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2023	2022
Series K Preferred Stock	$191	$1
17. Related Party Transactions
Ashford Inc.
Advisory Agreement with Ashford Trust OP
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2023	2022	2021
Advisory services fee
Base advisory fee	$33,109	$34,802	$36,239
Reimbursable expenses (1)	12,473	9,851	6,934
Equity-based compensation (2)	3,268	5,244	9,140
Total advisory services fee	$48,850	$49,897	$52,313
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
On September 27, 2022, an agreement was entered into by Ashford Inc., Ashford Trust and Braemar Hotels & Resorts Inc. (“Braemar”) pursuant to which the Advisor is to implement the REITs cash management strategies. This will include actively managing the REITs excess cash by primarily investing in short-term U.S. Treasury securities. The annual fee is 20 basis points (“bps”) of the average daily balance of the funds managed by the advisor and is payable monthly in arrears.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On March 11, 2024, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “Advisory Agreement Limited Waiver”). Pursuant to the Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2024, cash incentive compensation to employees and other representatives of the Advisor.
On March 12, 2024, we entered into the Third Amended and Restated Advisory Agreement with Ashford LLC (the “Third Amended and Restated Advisory Agreement”). The Third Amended and Restated Advisory Agreement amends and restates the terms of the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to, among other items: (i) require the Company pay the advisor the Portfolio Company Fee (as defined in the Third Amended and Restated Advisory Agreement) upon certain specified defaults under the Company’s loan agreements resulting in the foreclosure of the Company’s hotel properties, (ii) provide that there shall be no additional payments to the advisor from the amendments to the master hotel management agreement with Remington Hospitality and the master project management agreement with Premier until the Oaktree Credit Agreement is paid in full, and limits, for a period of two years thereafter, the incremental financial impact to no more than $2 million per year in additional payments to the advisor from such amendments, (iii) reduces the Consolidated Tangible Net Worth covenant (as defined in the Third Amended and Restated Advisory Agreement) to $750 million (plus 75% of net equity proceeds received) from $1 billion (plus 75% of net equity proceeds received), (iv) revise the criteria that would constitute a Company Change of Control, (v) revise the definition of termination fee to provide for a minimum amount of such termination fee and (vi) revise the criteria that would constitute a voting control event.
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Ashford Trust, Braemar, Stirling OP, their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc. has managed the casualty insurance program and beginning in December 2023, Warwick Insurance Company (“Warwick”), a subsidiary of Ashford Inc., provides and manages the general liability, workers’ compensation and business automobile insurance policies within the casualty insurance program. Each year Ashford Inc. collects funds from Ashford Trust, Braemar, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Advisory Agreement with Stirling OP
Stirling REIT Advisors, LLC (“Stirling Advisor”), a subsidiary of Ashford Inc., acts as Stirling OP’s advisor. The Advisory Agreement was effective December 6, 2023.
Stirling Advisor is paid an annual management fee (payable monthly in arrears) of 1.25% of aggregate NAV represented by the Class T, Class S, Class D and Class I shares of Stirling Inc. Additionally, to the extent Stirling OP issues Class T, Class S, Class D or Class I operating partnership units to parties other than Stirling Inc., Stirling OP will pay Stirling Advisor a management fee equal to 1.25% of the aggregate NAV of Stirling OP attributable to such Class T, Class S, Class D and Class I operating partnership units not held by Stirling Inc. per annum payable monthly in arrears. No management fee will be paid with respect to Class E shares of Stirling Inc. or Class E units of Stirling OP. The management fee is allocated on a class-specific basis and borne by all holders of the applicable class. The management fee will be paid, at Stirling Advisor’s election, in cash, Class E shares of Stirling Inc. or Class E units of Stirling OP. If Stirling Advisor elects to receive any portion of its management fee in Class E shares or Class E units of Stirling OP, Stirling Inc. may be obligated to repurchase such Class E shares of Stirling Inc. or Class E units of Stirling OP from Stirling Advisor at a later date. Such repurchases will be outside Stirling Inc.’s share repurchase plan and thus will not be subject to the repurchase limits of the share repurchase plan or any early repurchase deduction.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stirling OP does not intend to pay Stirling Advisor any acquisition or other similar fees in connection with making investments. Stirling OP will, however, reimburse Stirling Advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate related debt, whether or not such investments are acquired, and make payments to third parties in connection with making investments. In addition to organization and offering expense and acquisition expense reimbursements, Stirling OP will reimburse Stirling Advisor for out-of-pocket costs and expenses it incurs in connection with the services it provides to Stirling Inc., including, but not limited to, (i) the actual cost of goods and services used by Stirling OP and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments, (ii) expenses of managing and operating Stirling OP’s properties, whether payable to an affiliate or a non-affiliated person, and (iii) expenses related to personnel of Stirling Advisor performing services for Stirling OP other than those who provide investment advisory services or serve as executive officers of Stirling Inc.
The following table summarizes the advisory services fees incurred (in thousands):

Year Ended December 31,
2023
Advisory services fee
Base advisory fee	$67
Reimbursable expenses (1)	10
Total advisory services fee	$77
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications on our behalf.
During June 2023, we entered into various 12-month agreements with Lismore to seek modifications or refinancings of certain mortgage loans of the Company. For the year ended December 31, 2023, we incurred fees of approximately $525,000 to Lismore in nonrefundable work fees and $406,000 of success fees. The unamortized nonrefundable work fees are included in “other assets” on the consolidated balance sheet, and are amortized on a straight line basis over the term of the agreements.
In addition to the above agreements, we engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications on our behalf. During the years ended December 31, 2023, 2022 and 2021, we made payments of $1.5 million, $863,000 and $784,000, respectively to Lismore.
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”) with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs were allocated 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate preferred equity offerings raised, or June 10, 2023, there was to be a true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
On February 1, 2023, Ashford Trust entered into a Third Amended and Restated Contribution Agreement, which provided that after the Amended and Restated True-Up Date, capital contributions for the remainder of fiscal year 2023 would be divided between each Party based on the Initial True-Up Ratio, there would be a true up reflecting amounts raised by Ashford Securities since June 10, 2019, and thereafter, the capital contributions would be divided among each Party in accordance the cumulative ratio of capital raised by the Parties. However, effective January 1, 2024, Ashford Trust entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Braemar which states that, notwithstanding anything in the prior

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference.
During the year ended December 31, 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities. As of December 31, 2022, Ashford Trust had funded approximately $6.2 million of which $126,000 of the pre-funded amount was included in “other assets” and $5.9 million was included in “due from Ashford Inc., net” on our consolidated balance sheet. In March 2023, Ashford Inc. paid $6.1 million to Ashford Trust as a result of the contribution true-up between the entities described above. As of December 31, 2023, Ashford Trust has funded approximately $180,000 and has a $3.1 million payable that is included in “due to Ashford Inc., net” on our consolidated balance sheet.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Corporate, general and administrative	$3,030	$(2,617)	$19
Design and Construction Services - Ashford Trust
Premier Project Management LLC (“Premier”), as a subsidiary of Ashford Inc., provides design and construction services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the design and construction services agreement, we pay Premier: (a) design and construction fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, architecture, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision.
On March 12, 2024, Ashford Hospitality Limited Partnership entered into an Amended and Restated Master Project Management Agreement with Premier (the “A&R PMA”). The provisions of the A&R PMA are substantially the same as the Master Project Management Agreement, dated as of August 8, 2018. The A&R PMA provides for an initial term of ten years as to each hotel governed by the A&R PMA. The term may be renewed by Premier, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Premier is not then in default under the A&R PMA. The A&R PMA also (i) provides that fees will be payable monthly as the service is delivered based on percentage completion; (ii) allows a project management fee to be paid on a development, together with (and not in lieu of) the development fee; and (iii) fixes the fees for FF&E purchasing, expediting, freight management and warehousing at 8%.
Design and Construction Services - Stirling OP
The Master Project Management Agreement provides that Premier shall be paid a project management fee equal to 4% of the total project costs associated with the implementation of the capital improvement budget (both hard and soft) until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of 5% of the gross revenues of the applicable hotel, whereupon the design project management fee shall be reduced to 3% of the total project costs in excess of the 5% of gross revenue threshold.
The Master Project Management Agreement provides that, Premier shall provide the following services, and shall be paid the following fees: (i) architecture (6.5% of total construction costs, plus reimbursement for all third-party, out-of-pocket costs and expenses of mechanical, electrical and structural engineering services utilized in providing architectural services for project management work); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of FFE designed or selected by Premier); (iv) FFE purchasing (8% of the purchase price of the FFE purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the procurement fee is reduced to 6% of the FFE purchase price in excess of $2.0 million for such hotel in such calendar year); (v) freight expediting (8% of the cost of expediting FFE); (vi) warehousing (8% of the cost of warehousing goods delivered to the job site); and (vi) development (4% of total project costs).

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Hotel Management Services
At December 31, 2023, Remington Hospitality managed 61 of our 90 hotel properties and three of the four Stirling OP hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services.
On March 12, 2024, Ashford TRS Corporation entered into a Second Consolidated, Amended and Restated Hotel Master Management Agreement with Remington Hospitality (the “Second A&R HMA”). The provisions of the Second A&R HMA are substantially the same as in the Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of August 8, 2018. The Second A&R HMA provides for an initial term of ten years as to each hotel governed by the Second A&R HMA. The term may be renewed by Remington Hospitality, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington Hospitality is not then in default under the Second A&R HMA. The Second A&R HMA also provides that Remington Hospitality may charge market premiums for its self-insured health plans to its hotel employees, the cost of which is an operating expense of the hotel properties.
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
The initial term of the ERFP Agreement was two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Ashford Trust provides written notice to the other at least 60 days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement.
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

		Year Ended December 31, 2023
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets (4)	Other Hotel Revenue	Management Fees
Ashford LLC	Insurance claims services	$9	$—	$—	$—	$—	$—
Ashford Securities	Capital raise services/Broker dealer expense	5,120	—	—	—	—	—
INSPIRE	Audio visual commissions	9,955	—	—	—	10,064	—
Lismore Capital	Debt placement and related services	2,444	—	767	525	—	—
OpenKey	Mobile key app	122	—	—	—	—	—
Premier	Design and construction services	22,961	21,106	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,393	—	—	—	—	—
Remington Hospitality	Hotel management services (3)	57,587	—	—	—	—	30,787

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2023
Company	Product or Service	Total	Other Hotel Expenses	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Write-off of premiums, loan costs and exit fees	Preferred Stock
Ashford LLC	Insurance claims services	$9	$—	$9	$—	$—	$—	$—
Ashford Securities	Capital raise services/Broker dealer expense	5,120	—	—	—	3,030	—	2,090
INSPIRE	Audio visual commissions	9,955	—	—	—	109	—	—
Lismore Capital	Debt placement and related services	2,444	—	—	—	—	1,152	—
OpenKey	Mobile key app	122	122	—	—	—	—	—
Premier	Design and construction services	22,961	—	—	1,855	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,393	1,393	—	—	—	—	—
Remington Hospitality	Hotel management services (3)	57,587	26,800	—	—	—	—	—

		Year Ended December 31, 2022
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Hotel Revenue	Management Fees	Other Hotel Expenses
Ashford LLC	Insurance claims services	$17	$—	$—	$—	$—
Ashford Securities	Capital raise services	(2,566)	—	—	—	—
Ashford Securities	Dealer manager fees	44	—	—	—	—
INSPIRE	Audio visual commissions	7,973	—	7,973	—	—
Lismore Capital	Debt placement and related services	1,631	—	—	—	—
OpenKey	Mobile key app	121	—	—	—	121
Premier	Design and construction services	18,776	17,482	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,294	—	—	—	1,294
Remington Hospitality	Hotel management services (3)	49,762	—	—	23,856	25,906

		Year Ended December 31, 2022
Company	Product or Service	Total	Preferred Stock	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$17	$—	$17	$—	$—	$—
Ashford Securities	Capital raise services	(2,566)	51	—	—	(2,617)	—
Ashford Securities	Dealer manager fees	44	44	—	—	—	—
INSPIRE	Audio visual commissions	7,973	—	—	—	—	—
Lismore Capital	Debt placement and related services	1,631	—	—	—	—	1,631
OpenKey	Mobile key app	121	—	—	—	—	—
Premier	Design and construction services	18,776	—	—	1,294	—	—
Pure Wellness	Hypoallergenic premium rooms	1,294	—	—	—	—	—
Remington Hospitality	Hotel management services (3)	49,762	—	—	—	—	—

		Year Ended December 31, 2021
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Management Fees
Ashford LLC	Insurance claims services	$74	$—	$—	$—	$—	$—
Ashford Securities	Capital raise services	19	—	—	—	—	—
INSPIRE	Audio visual commissions	2,993	—	—	—	2,993	—
Lismore Capital	Debt placement and related services	7,220	—	784	792	—	—
Lismore Capital	Broker services	955	—	955	—	—	—
OpenKey	Mobile key app	121	—	—	—	—	—
Premier	Design and construction services	5,940	5,192	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,366	—	—	—	—	—
Remington Hospitality	Hotel management services (3)	35,526	—	—	—	—	17,754

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2021
Company	Product or Service	Total	Other Hotel Expenses	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$74	$—	$74	$—	$—	$—
Ashford Securities	Capital raise services	19	—	—	—	19	—
INSPIRE	Audio visual commissions	2,993	—	—	—	—	—
Lismore Capital	Debt placement and related services	7,220	—	—	—	—	5,644
Lismore Capital	Broker services	955	—	—	—	—	—
OpenKey	Mobile key app	121	121	—	—	—	—
Premier	Design and construction services	5,940	—	—	748	—	—
Pure Wellness	Hypoallergenic premium rooms	1,366	1,366	—	—	—	—
Remington Hospitality	Hotel management services (3)	35,526	17,772	—	—	—	—
________
(1)Recorded in FF&E and depreciated over the estimated useful life.
(2)Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
(3)Other hotel expenses include incentive hotel management fees and other hotel management costs.
(4)The Lismore fees in “other assets” on our consolidated balance sheets are amortized to “write-off of premiums, loan costs and exit fees.”
The following table summarizes amounts due (to) from Ashford Inc. (in thousands):

		Due (to) from Ashford Inc.
Company	Product or Service	December 31, 2023	December 31, 2022
Ashford LLC	Advisory services (1)	$(2,289)	$(1,831)
Ashford LLC	Insurance claims services	(5)	(3)
Ashford LLC	Casualty insurance	(4,057)	—
Ashford Securities	Capital raise services/Broker dealer expense	(3,140)	5,951
INSPIRE	Audio visual	(1,238)	(1,650)
OpenKey	Mobile key app	(9)	(12)
Premier	Design and construction services	(2,507)	(1,966)
Pure Wellness	Hypoallergenic premium rooms	(17)	(3)
		$(13,262)	$486
(1) Includes liabilities associated with assets held for sale as of December 31, 2023.
As of December 31, 2023, due to related parties, net included a net payable to Remington Hospitality in the amount of $5.9 million primarily related to accrued base and incentive management fees and casualty insurance premiums.
As of December 31, 2022, due from related parties, net included a net receivable from Remington Hospitality in the amount of $5.4 million, primarily related to advances made by Ashford Trust and accrued base and incentive management fees.
18. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2023, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 6% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at December 31, 2023, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2024 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below summarizes the franchise fees incurred (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Other hotel expenses	$64,437	$59,195	$39,633
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2023, we pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2025 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases—We lease land and facilities under non-cancelable operating and finance leases, which expire between 2054 and 2084, including two ground leases related to two hotels and one lease that encompasses the Hilton Marietta. These leases are subject to base rent plus contingent rent based on each hotel property’s financial results and escalation clauses. Additionally, other leases have certain contingent rentals included. See note 19. See discussion of the 815 Commerce MM failed sale and leaseback in note 4.
Capital Commitments—At December 31, 2023, we had capital commitments of $59.7 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Hospitality, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Hospitality withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board filed a complaint against Remington Hospitality seeking, among other things, a ruling that Remington Hospitality’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Hospitality on November 1, 2011, providing that Remington Hospitality will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of December 31, 2023, Remington Hospitality continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Hospitality does not comply with the settlement agreement, we have agreed to indemnify Remington Hospitality for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Hospitality since the settlement agreement. To illustrate, if Remington Hospitality - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Hospitality’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Hospitality’s election), which shall continue for the remainder of 20 years, which is capped, unless Remington Hospitality elects to pay the unfunded pension liability amount earlier.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May 2023 the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2023, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed related to the cyber incident. The suits are currently pending in the U.S. District Court for the Northern District of Texas. We intend to vigorously defend these matters and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2023 and 2022, our leased assets and liabilities consisted of the following (in thousands):

	Lease Classification	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$44,047	$43,921
Finance lease assets	Investments in hotel properties, net	17,269	18,972
Total leased assets		$61,316	$62,893

Liabilities
Operating lease liabilities	Operating lease liabilities	$44,765	$44,661
Finance lease liabilities	Finance lease liabilities	18,469	18,847
Total leased liabilities		$63,234	$63,508
We incurred the following lease costs related to our leases (in thousands):

		Year Ended December 31,
Lease cost	Classification	2023	2022	2021
Operating lease cost
Rent expense	Hotel operating expenses - other (1)	$4,351	$4,714	$4,665
Finance lease cost
Amortization of lease assets	Depreciation and amortization	$537	$26	$—
_______________________________________
(1)    For the years ended December 31, 2023, 2022, and 2021, operating lease cost includes approximately $1.1 million, $1.2 million and $1.1 million, respectively, of variable lease cost associated primarily with the ground leases and $(15,000), $181,000 and $211,000, respectively of net amortization costs related to the intangible assets and liabilities that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. The change in net intangible amortization costs from 2022 to 2023 was primarily due to certain leases with intangible balances reaching maturity in 2023. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31,
Supplemental Cash Flows Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$2,647	$2,713	$2,824
Weighted Average Remaining Lease Term
Operating leases (1)	67 years	67 years	68 years
Finance lease (2)	31 years	32 years	—
Weighted Average Discount Rate
Operating leases (1)	5.26%	5.14%	5.14%
Finance lease	10.68%	10.68%	—%
_______________________________________
(1)     Calculated using the lease term, excluding extension options, and our calculated discount rates of the ground leases and owner managed leases.
(2)     The weighted-average remaining lease term includes the lease term of our finance lease with the City of Marietta which terminates December 31, 2054.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future minimum lease payments due under non-cancellable leases as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Lease
2024	$3,102	$2,411
2025	3,085	2,411
2026	3,057	2,284
2027	3,017	1,904
2028	3,017	1,904
Thereafter	180,660	51,917
Total future minimum lease payments (1)	195,938	62,831
Less: interest	151,173	44,362
Present value of lease liabilities	$44,765	$18,469
________
(1)     Based on payment amounts as of December 31, 2023.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Income Taxes
For U.S. federal income tax purposes, we elected to be treated as a REIT under the Code. To qualify as a REIT, we must meet certain organizational and operational stipulations, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gains, to our stockholders. We currently intend to adhere to these requirements and maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four years that are subsequently taxable. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes as well as to federal income and excise taxes on our undistributed taxable income.
At December 31, 2023, our 90 hotel properties and four Stirling OP hotel properties were leased or owned by our wholly owned or majority owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes. Ashford TRS recognized net book income (loss) of $3.7 million, $44.2 million and $31.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table reconciles the income tax (expense) benefit at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax (expense) benefit at federal statutory income tax rate of 21%	$(761)	$(9,291)	$(6,513)
State income tax (expense) benefit, net of U.S. federal income tax benefit	(311)	(1,219)	(413)
Permanent differences	(168)	(2,342)	(238)
Provision to return adjustment	15	1,971	60
Gross receipts and margin taxes	(958)	(506)	(199)
Interest and penalties	184	(199)	(18)
Valuation allowance	1,099	5,250	1,373
Total income tax (expense) benefit	$(900)	$(6,336)	$(5,948)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(195)	$(4,616)	$(4,950)
State	(733)	(1,773)	(885)
Total current income tax (expense) benefit	(928)	(6,389)	(5,835)
Deferred:
Federal	28	53	(113)
State	—	—	—
Total deferred income tax (expense) benefit	28	53	(113)
Total income tax (expense) benefit	$(900)	$(6,336)	$(5,948)
For the years ended December 31, 2023, 2022 and 2021 income tax expense includes interest and penalties paid to/(received from) taxing authorities of $(184,000), $199,000 and $18,000, respectively. At December 31, 2023 and 2022, we determined that there were no material amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2023 and 2022, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$274	$104
Unearned income	812	950
Federal and state net operating losses	23,071	22,367
Capital loss carryforward	5,659	7,440
Accrued expenses	1,598	1,781
Tax derivatives basis greater than book basis	307	315
Operating lease liability	2,295	2,368
Other	271	321
Deferred tax assets	34,287	35,646
Valuation allowance	(29,302)	(31,205)
Net deferred tax asset	4,985	4,441

Deferred tax liabilities:
Prepaid expenses	(31)	(22)
Investment in partnership	(487)	—
Operating lease right-of-use assets	(2,295)	(2,368)
Tax property basis less than book basis	(2,576)	(2,483)
Deferred tax liabilities	(5,389)	(4,873)

Net deferred tax asset (liability)	$(404)	$(432)
At December 31, 2023, we had TRS NOLs for U.S. federal income tax purposes of $94.2 million, however $90.2 million of our NOLs are subject to limitation in the amount of approximately $7.3 million per year through 2025, and $1.2 million per year thereafter under Section 382 of the Internal Revenue Code. NOLs become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code. The remaining $4.0 million of our TRS NOLs are not subject to the limitations of Section 382. In total $9.6 million of our TRS NOLs are subject to expiration and will begin to expire in 2024. The remainder was generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act. At December 31, 2023, we had NOLs for U.S. federal income tax purposes of $1.2 billion based on the latest filed tax returns. Utilization of the REIT NOLs subject to Section 382 are limited to approximately $37.2 million per year through 2025, and $9.4 million per year thereafter. $425.2 million of our net operating loss carryforwards will begin to expire in 2024 and are available to offset future taxable income, if any, through 2036. The remainder were generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act.
At December 31, 2023 and 2022, we maintained a valuation allowance of $29.3 million and $31.2 million, respectively. At December 31, 2023 and 2022, we have reserved certain deferred tax assets of our TRS entities as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses and the limitations imposed by the Code on the utilization of net operating losses of acquired subsidiaries outweigh the positive evidence. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable to our current transfer pricing arrangements. The transfer pricing arrangements are renewed upon expiration. All existing leases were extended and terms amended in 2020 to reflect the economic impact of COVID-19. Outside consultants prepared the transfer pricing studies supporting the rents from the leases. Outside consultants will continue to provide transfer pricing studies on any newly acquired properties. The intercompany rents are determined in accordance with the arms’ length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$31,205	$38,810	$40,029
Additions	—	—	—
Deductions	(1,903)	(7,605)	(1,219)
Balance at end of year	$29,302	$31,205	$38,810
21. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2023	2022
Deferred franchise fees	$3,171	$3,171
Deferred loan costs	—	5,479
Total costs	3,171	8,650
Accumulated amortization	(1,363)	(5,985)
Deferred costs, net	$1,808	$2,665
22. Intangible Assets, net and Intangible Liabilities, net
Intangible assets, net and intangible liabilities, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liabilities, net
	December 31,		December 31,
	2023	2022	2023	2022
Cost	$797	$797	$2,723	$2,723
Accumulated amortization	—	—	(706)	(626)
	$797	$797	$2,017	$2,097
The intangible assets represent the acquisition of the permanent exclusive docking easement for riverfront land located in front of the Hyatt Savannah hotel in Savannah, Georgia. This intangible asset is not subject to amortization and has a carrying value of $797,000 as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, intangible liabilities, net represents below market rate leases where the Company is the lessor. For the years ended December 31, 2023, 2022 and 2021 we recorded $80,000, $80,000, and $80,000, respectively, of other revenue related to leases where we are the lessor.
Estimated future amortization for intangible liabilities for each of the next five years and thereafter is as follows (in thousands):

2024	$36
2025	32
2026	32
2027	32
2028	32
Thereafter	1,853
Total	$2,017

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
23. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the United States that have RevPAR generally less than twice the national average. During 2023, approximately 12% of our total hotel revenue was generated from nine hotel properties located in the Washington D.C. area. All hotel properties securing our mortgage loans are located domestically at December 31, 2023. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions that are in excess of the FDIC insurance limits of $250,000 and amounts due or payable under our derivative contracts. At December 31, 2023, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.
24. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of December 31, 2023 and December 31, 2022, all of our hotel properties were domestically located.
25. Subsequent Events
On March 1, 2024, the Company received notice that the hotel properties securing the KEYS A and KEYS B loan pools have been transferred to a court-appointed receiver.
On March 6, 2024, the Company completed the sale of the Residence Inn in Salt Lake City, Utah for approximately $19.2 million. As of December 31, 2023, the carrying value of the building and FF&E was approximately $11.9 million at December 31, 2023. The Company also repaid approximately $19 million of principal on its mortgage loan partially secured by the hotel property.
On March 11, 2024, we entered into Amendment No. 3 to the Oaktree Credit Agreement which, among other items, (i) extends the Credit Agreement to January 15, 2026, (ii) removes the $50 million minimum cash requirement, (iii) removes the 3% increase in the interest rate if cash is below $100 million, (iv) removes the provision in which a default under mortgage indebtedness is a default under the Credit Agreement, (v) increases the interest rate by 3.5% if the principal balance is not less than $100 million as of September 30, 2024 or not fully repaid by March 31, 2025, (vi) terminates all “delayed draw” term loan commitments and the unused fees thereon, (vii) provides for a mandatory prepayment of the Credit Agreement at the end of each calendar quarter in the amount by which unrestricted cash exceeds $75 million for the first three quarters of 2024, $50 million for the fourth quarter of 2024, and $25 million for each quarter thereafter, (viii) provides for a mandatory prepayment of the Credit Agreement in an amount equal to 50% of all net proceeds raised from the issuance of equity, including non-traded preferred stock (increased to 100% of such net proceeds if the principal balance is not less than $100 million as of September 30, 2024 or not fully repaid by March 31, 2025), (ix) removes the option to pay the exit fee in the form of common stock warrants, (x) requires the exit fee to be paid in the form of a 15% cash exit fee (payable entirely in cash), which exit fee shall be reduced to 12.5% if the Oaktree Credit Agreement is repaid on or before September 30, 2024, (xi) requires the Company to use commercially reasonable efforts to sell fifteen specified hotels, (xii) if the principal balance is not less than $100 million as of September 30, 2024 or not fully repaid by March 31, 2025, requires the Company to sell eight specified hotels at a minimum sales price within six months, with the net sales proceeds to be applied as a prepayment of the Credit Agreement, (xiii) requires the Company to use commercially reasonable efforts to refinance the Renaissance Nashville hotel property, and (xiv) limits the Company’s ability to perform discretionary capital expenditures.
On March 11, 2024, the Company and Ashford Trust OP, as borrower (the “Borrower”) entered into that certain Limited Waiver to Credit Agreement (the “Limited Waiver to Credit Agreement”) with the guarantors party thereto, the lenders party thereto (the "Lenders") and Oaktree Fund Administration, LLC, as administrative agent. Pursuant to the Limited Waiver to Credit Agreement, the Borrower, the other Loan Parties (as defined in the Oaktree Credit Agreement), the Lenders and the Administrative Agent acknowledged and agreed that:
(a) certain deferred cash grants were or are being awarded to employees and/or officers of the Advisor and/or their affiliates pursuant to equity compensation plans during 2022, 2023 and 2024, in aggregate amounts of $7,950,817 in 2022,

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
$13,063,844 in 2023 and $14,880,846 in 2024 (i.e., $35,895,507 in the aggregate) (the “Specified Deferred Cash Grants”), which the parties agreed may be made (and were or are being made) in lieu of deferred stock grants that would otherwise be permitted and made under the terms of the Advisory Agreement;
(b) accordingly, (i) the departure from the terms of the Advisory Agreement in making the Specified Deferred Cash Grants as described in the foregoing clause (a) shall be deemed to be permitted under Section 7.13(b) of the Credit Agreement; provided, however, the Borrower and the other Loan Parties agree that actual cash payments made under the Specified Deferred Cash Grants, together with any other Restricted Payments (as defined in the Oaktree Credit Agreement) made pursuant to Section 7.06(f) of the Oaktree Credit Agreement, shall not exceed $30,000,000 in the aggregate unless and until the Borrower has repaid in full the principal amount of the Loans, including any Cash Exit Fee Loans (as such terms are defined in the Oaktree Credit Agreement); (ii) the Lenders and the Administrative Agent waive non-compliance with Section 7.13(b), if any, prior to March 11, 2024, which resulted or would result (absent the waiver) from the making of the Specified Deferred Cash Grants in accordance with the foregoing provisions of Section 2 of the Limited Waiver to Credit Agreement, and (iii) effective from March 11, 2024 Section 7.13(b) shall be deemed to be amended to permit the Specified Deferred Cash Grants in accordance with the foregoing provisions of Section 2 of the Limited Waiver to Credit Agreement; and
(c) the waiver contained in the Limited Waiver to Credit Agreement shall be effective only in this instance and for the specific purpose for which it was intended and shall not be deemed to be a consent to any other transaction or matter or waiver of compliance in the future, or a waiver of any preceding or succeeding breach of the same or any other covenant or provision of the Oaktree Credit Agreement.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2023, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas

Opinion on Internal Control over Financial Reporting
We have audited Ashford Hospitality Trust, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule and our report dated March 14, 2024 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.
Dallas, Texas
March 14, 2024

Item 9B.Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Entry into a Material Definitive Agreement
Third Amended and Restated Advisory Agreement
On March 12, 2024, we entered into the Third Amended and Restated Advisory Agreement with Ashford LLC (the “Third Amended and Restated Advisory Agreement”). The Third Amended and Restated Advisory Agreement amends and restates the terms of the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to, among other items: (i) require the Company pay the advisor the Portfolio Company Fee (as defined in the Third Amended and Restated Advisory Agreement) upon certain specified defaults under the Company’s loan agreements resulting in the foreclosure of the Company’s hotel properties, (ii) provide that there shall be no additional payments to the advisor from the amendments to the master hotel management agreement with Remington Hospitality and the master project management agreement with Premier until the Oaktree Credit Agreement is paid in full, and limits, for a period of two years thereafter, the incremental financial impact to no more than $2 million per year in additional payments to the advisor from such amendments, (iii) reduces the Consolidated Tangible Net Worth covenant (as defined in the Third Amended and Restated Advisory Agreement) to $750 million (plus 75% of net equity proceeds received) from $1 billion (plus 75% of net equity proceeds received), (iv) revise the criteria that would constitute a Company Change of Control, (v) revise the definition of termination fee to provide for a minimum amount of such termination fee and (vi) revise the criteria that would constitute a voting control event.
Second Consolidated, Amended and Restated Hotel Master Management Agreement
On March 12, 2024, Ashford TRS Corporation entered into a Second Consolidated, Amended and Restated Hotel Master Management Agreement with Remington Hospitality (the “Second A&R HMA”). The provisions of the Second A&R HMA are substantially the same as in the Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of August 8, 2018. The Second A&R HMA provides for an initial term of ten years as to each hotel governed by the Second A&R HMA. The term may be renewed by Remington Hospitality, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington Hospitality is not then in default under the Second A&R HMA. The Second A&R HMA also provides that Remington Hospitality may charge market premiums for its self-insured health plans to its hotel employees, the cost of which is an operating expense of the hotel properties.
Amended and Restated Master Project Management Agreement
On March 12, 2024, Ashford Hospitality Limited Partnership entered into an Amended and Restated Master Project Management Agreement with Premier (the “A&R PMA”). The provisions of the A&R PMA are substantially the same as the Master Project Management Agreement, dated as of August 8, 2018. The A&R PMA provides for an initial term of ten years as to each hotel governed by the A&R PMA. The term may be renewed by Premier, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Premier is not then in default under the A&R PMA. The A&R PMA also (i) provides that fees will be payable monthly as the service is delivered based on percentage completion; (ii) allows a project management fee to be paid on a development, together with (and not in lieu of) the development fee; and (iii) fixes the fees for FF&E purchasing, expediting, freight management and warehousing at 8%.
Amendment No. 3 to Oaktree Credit Agreement
On March 11, 2024, we entered into Amendment No. 3 to the Oaktree Credit Agreement which, among other items, (i) extends the Credit Agreement to January 15, 2026, (ii) removes the $50 million minimum cash requirement, (iii) removes the 3% increase in the interest rate if cash is below $100 million, (iv) removes the provision in which a default under mortgage indebtedness is a default under the Credit Agreement, (v) increases the interest rate by 3.5% if the principal balance is not less than $100 million as of September 30, 2024 or not fully repaid by March 31, 2025, (vi) terminates all “delayed draw” term loan commitments and the unused fees thereon, (vii) provides for a mandatory prepayment of the Credit Agreement at the end of each calendar quarter in the amount by which unrestricted cash exceeds $75 million for the first three quarters of 2024, $50 million for the fourth quarter of 2024, and $25 million for each quarter thereafter, (viii) provides for a mandatory prepayment of the Credit Agreement in an amount equal to 50% of all net proceeds raised from the issuance of equity, including non-traded preferred stock (increased to 100% of such net proceeds if the principal balance is not less than $100 million as of September 30, 2024 or not fully repaid by March 31, 2025), (ix) removes the option to pay the exit fee in the form of common stock warrants, (x) requires the exit fee to be paid in the form of a 15% cash exit fee (payable entirely in cash), which exit fee shall be reduced to 12.5% if the Oaktree Credit Agreement is repaid on or before September 30, 2024, (xi) requires the Company to use commercially reasonable efforts to sell fifteen specified hotels, (xii) if the principal balance is not less than $100 million as of September 30, 2024 or not fully repaid by March 31, 2025, requires the Company to sell eight specified hotels at a minimum sales price within six months, with the net sales proceeds to be applied as a prepayment of the Credit Agreement, (xiii) requires the Company to use commercially reasonable efforts to refinance the Renaissance Nashville hotel property, and (xiv) limits the Company’s ability to perform discretionary capital expenditures.
Limited Waiver Under Advisory Agreement
On March 11, 2024, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “Advisory Agreement Limited Waiver”). Pursuant to the Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2024, cash incentive compensation to employees and other representatives of the Advisor.
Limited Waiver to Credit Agreement
On March 11, 2024, the Company and Ashford Trust OP, as borrower (the “Borrower”) entered into that certain Limited Waiver to Credit Agreement (the “Limited Waiver to Credit Agreement”) with the guarantors party thereto, the lenders party thereto (the "Lenders") and Oaktree Fund Administration, LLC, as administrative agent. Pursuant to the Limited Waiver to Credit Agreement, the Borrower, the other Loan Parties (as defined in the Oaktree Credit Agreement), the Lenders and the Administrative Agent acknowledged and agreed that:
(a) certain deferred cash grants were or are being awarded to employees and/or officers of the Advisor and/or their affiliates pursuant to equity compensation plans during 2022, 2023 and 2024, in aggregate amounts of $7,950,817 in 2022, $13,063,844 in 2023 and $14,880,846 in 2024 (i.e., $35,895,507 in the aggregate) (the “Specified Deferred Cash Grants”), which the parties agreed may be made (and were or are being made) in lieu of deferred stock grants that would otherwise be permitted and made under the terms of the Advisory Agreement;
(b) accordingly, (i) the departure from the terms of the Advisory Agreement in making the Specified Deferred Cash Grants as described in the foregoing clause (a) shall be deemed to be permitted under Section 7.13(b) of the Credit Agreement; provided, however, the Borrower and the other Loan Parties agree that actual cash payments made under the Specified Deferred Cash Grants, together with any other Restricted Payments (as defined in the Oaktree Credit Agreement) made pursuant to Section 7.06(f) of the Oaktree Credit Agreement, shall not exceed $30,000,000 in the aggregate unless and until the Borrower has repaid in full the principal amount of the Loans, including any Cash Exit Fee Loans (as such terms are defined in the Oaktree Credit Agreement); (ii) the Lenders and the Administrative Agent waive non-compliance with Section 7.13(b), if any, prior to March 11, 2024, which resulted or would result (absent the waiver) from the making of the Specified Deferred Cash Grants in accordance with the foregoing provisions of Section 2 of the Limited Waiver to Credit Agreement, and (iii) effective from March 11, 2024 Section 7.13(b) shall be deemed to be amended to permit the Specified Deferred Cash Grants in accordance with the foregoing provisions of Section 2 of the Limited Waiver to Credit Agreement; and
(c) the waiver contained in the Limited Waiver to Credit Agreement shall be effective only in this instance and for the specific purpose for which it was intended and shall not be deemed to be a consent to any other transaction or matter or waiver of compliance in the future, or a waiver of any preceding or succeeding breach of the same or any other covenant or provision of the Oaktree Credit Agreement.
The foregoing descriptions of the Third Amended and Restated Advisory Agreement, the Second A&R HMA, the A&R PMA, Amendment No. 3 to Oaktree Credit Agreement, the Advisory Agreement Limited Waiver and the Limited Waiver to Credit Agreement contained in this Item 9B do not purport to be complete and are subject to and qualified in their entirety by the full text of the agreements, copies of which are attached hereto as Exhibit 10.64, Exhibit 10.65, Exhibit 10.66, Exhibit 10.67, Exhibit 10.68 and Exhibit 10.69, respectively, and are incorporated herein by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance

The required information is incorporated by reference from the Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 66 through 128 hereof, for our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on pages 142 through 145 hereof.
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
3.5
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016 by Amendment No. 4 on March 17, 2022 and by Amendment No. 5 on February 23, 2023 by Amendment No. 6 on August 8, 2023 and by Amendment No. 7 on February 27, 2024, adopted on February 27, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on March 1, 2024) (File No. 01-31775)

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

Exhibit	Description
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

10.2.2.2†	Form of 2023 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.2.2.2 to the Registrant’s Form 10-K, filed on March 10, 2023) (File No. 001-31775)
10.2.2.3†	Form of 2023 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2.2.4 to the Registrant’s Form 10-K, filed on March 10, 2023) (File No. 001-31775)
10.2.2.4†	Form of 2023 Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2.2.4 to the Registrant’s Form 10-K, filed on March 10, 2023) (File No. 001-31775)
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

Exhibit	Description
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

Exhibit	Description
10.57
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 3, 2023) (File No. 001-31775)

10.58
Limited Waiver to Credit Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on March 3, 2023) (File No. 001-31775)

10.59†
Ashford Hospitality Trust, Inc. 2021 Stock Incentive Plan, as amended by Amendment No. 3 (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed on March 28, 2023) (File No. 001-31775)

10.60
Amendment No. 2 to Credit Agreement, dated as of June 21, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OCM AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 23, 2023) (File No. 001-31775)

10.61***
Contribution Agreement, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation and Stirling REIT OP, LP, dated December 6, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 6, 2023) (File No. 001-31775)

10.62
Lock-Up Agreement between Ashford Hospitality Limited Partnership and Stirling REIT OP, LP, dated December 6, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on December 6, 2023) (File No. 001-31775).

10.63
Lock-Up Agreement between Ashford TRS Corporation and Stirling REIT OP, LP, dated December 6, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on December 6, 2023) (File No. 001-31775)

10.64*
Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC.

10.65*	Second Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of March 12, 2024, by and among, Ashford TRS companies and Remington Lodging & Hospitality, LLC.
10.66*	Amended and Restated Master Project Management Agreement, dated as of March 12, 2024, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation, and Premier Project Management LLC.
10.67*
Amendment No. 3 to Credit Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OCM AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent.

10.68*
Limited Waiver Under Advisory Agreement, dated as of March 11 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC.

10.69*
Limited Waiver to Credit Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent.

21.1*	Registrant’s Subsidiaries Listing as of December 31, 2023
21.2*	Registrant’s Special-Purpose Entities Listing as of December 31, 2023
23.1*	Consent of BDO USA, P.C.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1
99.1
Second Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III, dated as of January 4, 2021 (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on January 5, 2021)(File No. 001-31775)

99.2
Release and Waiver, by and between Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022)

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
_________________________
* Filed herewith.
** Furnished herewith.
*** Certain schedules have been omitted. The registrant agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
† Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2024.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 14, 2024
Monty J. Bennett

/s/ J. ROBISON HAYS, III	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2024
J. Robison Hays, III

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 14, 2024
Deric S. Eubanks

/s/ JUSTIN R. COE	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2024
Justin R. Coe

/s/ BENJAMIN J. ANSELL, M.D.	Director	March 14, 2024
Benjamin J. Ansell, M.D.

/s/ FREDERICK J. KLEISNER	Director	March 14, 2024
Frederick J. Kleisner

/s/ AMISH GUPTA	Director	March 14, 2024
Amish Gupta

/s/ KAMAL JAFARNIA	Director	March 14, 2024
Kamal Jafarnia

/s/ SHERI L. PANTERMUEHL	Director	March 14, 2024
Sheri L. Pantermuehl

/s/ DAVINDER SRA	Director	March 14, 2024
Davinder Sra

/s/ ALAN L. TALLIS	Director	March 14, 2024
Alan L. Tallis

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period (6)
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$22,848	$1,204	$9,388	$193	$8,954	$1,397	$18,342	$19,739	$8,614	08/1998		(1), (2), (3)
Embassy Suites	Dallas, TX	15,123	1,878	8,907	238	10,324	2,116	19,231	21,347	8,777	12/1998		(1), (2), (3)
Embassy Suites	Herndon, VA	22,674	1,303	9,836	277	5,138	1,580	14,974	16,554	9,670	12/1998		(1), (2), (3)
Embassy Suites	Las Vegas, NV	29,613	3,307	16,952	397	4,992	3,704	21,944	25,648	14,141	05/1999		(1), (2), (3)
Embassy Suites	Houston, TX	17,417	1,799	10,404	—	3,920	1,799	14,324	16,123	7,231		03/2005	(1), (2), (3)
Embassy Suites	West Palm Beach, FL	19,365	3,277	13,949	—	5,008	3,277	18,957	22,234	8,618		03/2005	(1), (2), (3)
Embassy Suites	Philadelphia, PA	21,345	5,791	34,819	—	4,087	5,791	38,906	44,697	17,809		12/2006	(1), (2), (3)
Embassy Suites	Arlington, VA	40,487	36,065	41,588	—	9,638	36,065	51,226	87,291	23,831		04/2007	(1), (2), (3)
Embassy Suites	Portland, OR	77,241	11,110	60,048	—	7,927	11,110	67,975	79,085	28,855		04/2007	(1), (2), (3)
Embassy Suites	Santa Clara, CA	58,903	8,948	46,239	—	7,927	8,948	54,166	63,114	24,345		04/2007	(1), (2), (3)
Embassy Suites	Orlando, FL	19,675	5,674	21,593	—	6,339	5,674	27,932	33,606	12,926		04/2007	(1), (2), (3)
Hilton Garden Inn	Jacksonville, FL	11,496	1,751	9,164	—	2,131	1,751	11,295	13,046	6,120		11/2003	(1), (2), (3)
Hilton Garden Inn	Austin, TX	62,970	7,605	48,725	—	510	7,605	49,235	56,840	12,368		03/2015	(1), (2), (3)
Hilton Garden Inn	Baltimore, MD	15,413	4,027	20,199	—	3,361	4,027	23,560	27,587	7,715		03/2015	(1), (2), (3)
Hilton Garden Inn	Virginia Beach, VA	30,545	4,101	26,329	—	471	4,101	26,800	30,901	6,370		03/2015	(1), (2), (3)
Hilton	Ft. Worth, TX	42,854	4,538	13,922	—	16,226	4,539	30,148	34,687	16,785		03/2005	(1), (2), (3)
Hilton	Houston, TX	19,509	2,200	13,247	—	5,703	2,200	18,949	21,150	9,916		03/2005	(1), (2), (3)
Hilton	St. Petersburg, FL	47,654	2,991	13,907	(1,130)	12,795	1,861	26,702	28,563	12,137		03/2005	(1), (2), (3)
Hilton	Santa Fe, NM	23,829	7,004	10,689	—	2,838	7,004	13,527	20,531	6,734		12/2006	(1), (2), (3)
Hilton	Bloomington, MN	32,348	5,685	59,139	—	5,613	5,685	64,752	70,437	28,720		04/2007	(1), (2), (3)
Hilton	Costa Mesa, CA	57,358	12,917	91,791	—	7,978	12,917	99,769	112,686	44,077		04/2007	(1), (2), (3)
Hilton	Boston, MA	98,000	62,555	134,407	—	4,872	62,556	139,279	201,834	34,658		03/2015	(1), (2), (3)
Hilton	Parsippany, NJ	36,184	7,293	58,098	—	(147)	7,293	57,951	65,244	14,521		03/2015	(1), (2), (3)
Hilton	Tampa, FL	26,081	5,206	21,186	—	5,298	5,206	26,484	31,690	10,940		03/2015	(1), (2), (3)
Hilton	Alexandria, VA	62,753	14,459	96,602	—	1,338	14,459	97,940	112,399	15,312		06/2018	(1), (2), (3)
Hilton	Santa Cruz, CA	22,742	9,399	38,129	—	2,055	9,399	40,184	49,583	7,291		02/2019	(1), (2), (3)
Hampton Inn	Lawrenceville, GA	—	697	3,808	—	1,426	697	5,234	5,931	2,771		11/2003	(1), (2), (3)
Hampton Inn	Evansville, IN	10,872	1,301	5,034	—	8,532	1,301	13,566	14,867	4,220		09/2004	(1), (2), (3)
Hampton Inn	Parsippany, NJ	17,716	3,268	24,306	—	17	3,268	24,323	27,591	6,044		03/2015	(1), (2), (3)
Hampton Inn	Buford, GA	10,000	1,168	5,338	—	3,732	1,168	9,070	10,238	5,354		07/2004	(1), (2), (3)
Marriott	Beverly Hills, CA	111,129	6,510	22,061	—	3,411	6,510	25,472	31,982	12,699		03/2005	(1), (2), (3)
Marriott	Arlington, VA	86,000	20,637	101,376	—	21,928	20,637	123,304	143,941	62,838		07/2006	(1), (2), (3)
Marriott	Dallas, TX	27,439	2,701	30,893	—	5,883	2,701	36,776	39,477	16,108		04/2007	(1), (2), (3)
Marriott	Fremont, CA	43,438	5,800	44,200	—	15,847	5,800	60,047	65,847	20,598		08/2014	(1), (2), (3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period (6)
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Marriott	Memphis, TN	20,113	6,210	37,284	—	(1,978)	6,210	35,306	41,516	8,510		02/2015	(1), (2), (3)
Marriott	Irving, TX	63,346	8,330	82,272	—	19,913	8,330	102,185	110,515	34,011		03/2015	(1), (2), (3)
Marriott	Omaha, NE	15,061	6,641	49,887	—	6,225	6,641	56,112	62,753	17,061		03/2015	(1), (2), (3)
Marriott	Sugarland, TX	59,211	9,047	84,043	—	8,185	9,047	92,227	101,275	21,178		03/2015	(1), (2), (3)
Marriott white label (7)	Key West, FL	56,756	—	27,514	—	27,658	—	55,172	55,172	17,056		03/2005	(1), (2), (3)
SpringHill Suites by Marriott	Baltimore, MD	13,600	2,502	13,206	—	1,793	2,502	14,999	17,501	7,758		05/2004	(1), (2), (3)
SpringHill Suites by Marriott	Kennesaw, GA	6,133	1,106	5,021	—	1,741	1,107	6,762	7,868	3,678		07/2004	(1), (2), (3)
SpringHill Suites by Marriott	Buford, GA	4,500	1,132	6,089	—	6,874	1,132	12,963	14,095	4,501		07/2004	(1), (2), (3)
SpringHill Suites by Marriott	Manhattan Beach, CA	28,560	5,726	21,187	—	1,220	5,726	22,407	28,133	9,693		04/2007	(1), (2), (3)
SpringHill Suites by Marriott	Plymouth Meeting, PA	20,800	3,210	24,578	—	1,740	3,210	26,318	29,528	11,393		04/2007	(1), (2), (3)
Fairfield Inn by Marriott	Kennesaw, GA	4,811	840	4,359	(21)	2,467	819	6,826	7,645	4,003		07/2004	(1), (2), (3)
Courtyard by Marriott	Bloomington, IN	13,933	900	10,741	—	1,157	900	11,898	12,798	5,919		09/2004	(1), (2), (3)
Courtyard by Marriott - Tremont	Boston, MA	97,368	24,494	85,246	—	2,083	24,494	87,329	111,823	22,433		03/2015	(1), (2), (3)
Courtyard by Marriott	Columbus, IN	8,160	673	4,804	—	1,424	673	6,228	6,901	3,033		09/2004	(1), (2), (3)
Courtyard by Marriott	Denver, CO	31,720	9,342	29,656	—	903	9,342	30,559	39,901	8,681		03/2015	(1), (2), (3)
Courtyard by Marriott	Gaithersburg, MD	27,162	5,128	30,522	—	836	5,128	31,358	36,486	7,947		03/2015	(1), (2), (3)
Courtyard by Marriott	Crystal City, VA	41,599	5,411	38,610	—	7,428	5,411	46,038	51,449	23,189		06/2005	(1), (2), (3)
Courtyard by Marriott	Overland Park, KS	8,009	1,868	14,030	—	1,784	1,868	15,814	17,682	7,559		06/2005	(1), (2), (3)
Courtyard by Marriott	Foothill Ranch, CA	21,255	2,447	16,005	—	1,441	2,447	17,446	19,893	8,271		06/2005	(1), (2), (3)
Courtyard by Marriott	Alpharetta, GA	19,230	2,244	12,345	—	1,606	2,244	13,951	16,195	6,536		06/2005	(1), (2), (3)
Courtyard by Marriott	Oakland, CA	28,240	5,112	19,429	—	1,313	5,112	20,742	25,854	9,185		04/2007	(1), (2), (3)
Courtyard by Marriott	Scottsdale, AZ	23,600	3,700	22,134	—	2,456	3,700	24,589	28,290	10,807		04/2007	(1), (2), (3)
Courtyard by Marriott	Plano, TX	18,160	2,115	22,360	—	2,079	2,115	24,439	26,554	10,568		04/2007	(1), (2), (3)
Courtyard by Marriott	Newark, CA	34,960	2,863	10,723	—	2,033	2,864	12,756	15,619	5,459		04/2007	(1), (2), (3)
Courtyard by Marriott	Manchester, CT	5,613	1,301	7,430	—	979	1,301	8,409	9,710	3,897		04/2007	(1), (2), (3)
Courtyard by Marriott	Basking Ridge, NJ	41,600	5,419	45,304	—	3,437	5,419	48,741	54,160	21,511		04/2007	(1), (2), (3)
Marriott Residence Inn	Evansville, IN	7,658	961	5,972	—	548	961	6,520	7,481	3,306		09/2004	(1), (2), (3)
Marriott Residence Inn	Orlando, FL	23,395	6,554	40,539	—	10,798	6,554	51,337	57,891	26,760		06/2005	(1), (2), (3)
Marriott Residence Inn	Falls Church, VA	25,573	2,752	34,979	—	3,727	2,752	38,706	41,458	18,329		06/2005	(1), (2), (3)
Marriott Residence Inn	San Diego, CA	28,635	3,156	29,514	—	1,980	3,156	31,494	34,650	15,155		06/2005	(1), (2), (3)
Marriott Residence Inn (8)	Salt Lake City, UT	14,388	1,897	16,357	—	2,989	1,894	19,349	21,243	9,297		06/2005	(1), (2), (3)
Marriott Residence Inn	Las Vegas, NV	38,160	18,177	39,568	(6,185)	(16,376)	11,991	23,192	35,183	6,713		04/2007	(1), (2), (3), (4)
Marriott Residence Inn	Phoenix, AZ	23,680	4,100	23,187	—	8,995	4,100	32,182	36,282	12,451		04/2007	(1), (2), (3)
Marriott Residence Inn	Plano, TX	14,160	2,045	16,869	—	1,259	2,045	18,128	20,173	7,870		04/2007	(1), (2), (3)
Marriott Residence Inn	Newark, CA	37,760	3,272	11,706	—	2,108	3,272	13,814	17,086	6,192		04/2007	(1), (2), (3)
Marriott Residence Inn	Manchester, CT	7,700	1,462	8,306	—	3,079	1,462	11,385	12,847	4,363		04/2007	(1), (2), (3)
Marriott Residence Inn	Jacksonville, FL	8,000	1,997	16,084	—	5,044	1,997	21,128	23,125	10,507		05/2007	(1), (2), (3)
Tribute Portfolio	Santa Fe, NM	35,697	8,094	42,058	—	4,453	8,094	46,511	54,605	7,982		10/2018	(1), (2), (3)
TownePlace Suites by Marriott	Manhattan Beach, CA	23,680	4,805	17,543	—	1,660	4,805	19,203	24,008	8,408		04/2007	(1), (2), (3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period (6)
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Ritz-Carlton	Atlanta, GA	93,045	2,477	80,139	—	18,398	2,477	98,537	101,014	30,962		03/2015	(1), (2), (3)
One Ocean	Atlantic Beach, FL	51,990	5,815	14,817	—	5,056	5,815	19,873	25,688	11,043		04/2004	(1), (2), (3)
Renaissance	Nashville, TN	207,000	20,671	158,260	—	31,761	20,671	190,021	210,692	56,282		03/2015	(1), (2), (3)
Renaissance	Palm Springs, CA	48,966	—	74,112	—	5,198	—	79,310	79,310	22,359		03/2015	(1), (2), (3)
Sheraton Hotel	Minneapolis, MN	18,283	2,953	14,280	—	1,514	2,953	15,794	18,747	7,714		03/2005	(1), (2), (3)
Sheraton Hotel	Indianapolis, IN	57,970	3,100	22,041	—	10,880	3,100	32,921	36,021	16,715		03/2005	(1), (2), (3)
Sheraton Hotel	Anchorage, AK	19,584	4,023	39,363	—	7,680	4,023	47,043	51,066	22,367		12/2006	(1), (2), (3)
Sheraton Hotel	San Diego, CA	24,993	7,294	36,382	—	2,805	7,294	39,187	46,481	17,226		12/2006	(1), (2), (3)
Hyatt Regency	Coral Gables, FL	43,683	4,805	50,820	—	13,330	4,805	64,150	68,955	29,999		04/2007	(1), (2), (3)
Hyatt Regency	Hauppauge, NY	34,304	6,284	35,669	—	446	6,284	36,115	42,399	13,322		03/2015	(1), (2), (3)
Hyatt Regency	Savannah, GA	65,789	14,041	72,721	—	7,757	14,041	80,478	94,519	23,196		03/2015	(1), (2), (3)
Annapolis Historic Inn	Annapolis, MD	16,296	3,028	7,833	—	2,214	3,028	10,047	13,075	5,146		03/2005	(1), (2), (3)
Lakeway Resort & Spa	Austin, TX	14,523	4,541	28,940	—	1,789	4,541	30,729	35,270	10,410		02/2015	(1), (2), (3)
Silversmith	Chicago, IL	26,363	4,782	22,398	—	(1,742)	4,782	20,656	25,438	6,030		03/2015	(1), (2), (3)
The Churchill	Washington, DC	39,074	25,898	32,304	—	4,154	25,898	36,458	62,356	11,043		03/2015	(1), (2), (3)
The Melrose	Washington, DC	71,710	29,277	62,507	—	(1,156)	29,277	61,351	90,628	14,611		03/2015	(1), (2), (3)
Le Pavillon	New Orleans, LA	37,000	10,933	51,549	(2,601)	17,731	8,332	69,280	77,612	18,260		06/2015	(1), (2), (3)
The Ashton	Ft. Worth, TX	8,881	800	7,187	—	552	800	7,739	8,539	2,205		07/2014	(1), (2), (3)
Westin	Princeton, NJ	33,000	6,475	52,195	—	3,497	6,475	55,692	62,167	15,298		03/2015	(1), (2), (3)
Atlanta Hotel Indigo	Atlanta, GA	13,759	3,230	23,713	—	3,122	3,230	26,835	30,065	7,592		10/2015	(1), (2), (3)
Le Meridien (9)	Fort Worth, TX	41,563	4,609	82,749	—	—	4,609	82,749	87,358	—			(1), (2), (3)
Total(5)		$3,210,783	$616,238	$3,163,713	$(8,832)	$478,119	$607,406	$3,641,832	$4,249,238	$1,302,063

_________________________
(1)    Estimated useful life for buildings is 39 years.
(2)    Estimated useful life for building improvements is 7.5 years.
(3)    Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4)    Amounts include impairment charges.
(5)     Hilton Marietta is not included in this schedule as it is operated through a lease.
(6)     The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $2.8 billion as of December 31, 2023.
(7)    The Company entered into a new franchise agreement with Marriott to convert the Le Pavillon in New Orleans, Louisiana to a Tribute Portfolio property. The agreement with Marriott calls for the hotel to be converted to a Tribute Portfolio property by December 31, 2024.
(8)     Hotel property was held for sale as of December 31, 2023.
(9)    Hotel property is under development.

	Year Ended December 31,
	2023	2022	2021
Investment in Real Estate:
Beginning balance	$4,546,384	$4,663,153	$4,798,605
Additions	206,737	125,244	40,789
Impairment/write-offs	(194,343)	(195,736)	(151,753)
Sales/disposals	(292,268)	(46,277)	(24,488)
Assets held for sale	(21,246)	—	—
Ending balance	$4,245,264	$4,546,384	$4,663,153
Accumulated Depreciation:
Beginning balance	1,428,053	1,432,443	1,371,623
Depreciation expense	188,021	201,926	219,112
Impairment/write-offs	(194,343)	(195,736)	(151,753)
Sales/disposals	(119,102)	(10,580)	(6,539)
Assets held for sale	(9,297)	—	—
Ending balance	$1,293,332	$1,428,053	$1,432,443
Investment in Real Estate, net	$2,951,932	$3,118,331	$3,230,710