Form 10-Q
period 2024-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2024-05-09
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	42,406,378
(Class)	Outstanding at May 7, 2024

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Investments in hotel properties, net ($129,063 and $122,938 attributable to VIEs).	$2,538,470	$2,951,932
Contract asset	378,160	—
Cash and cash equivalents ($3,675 and $2,363 attributable to VIEs)	111,065	165,231
Restricted cash ($9,600 and $17,346 attributable to VIEs)	132,949	146,079
Accounts receivable ($218 and $271 attributable to VIEs), net of allowance of $1,302 and $1,214, respectively	56,041	45,521
Inventories ($4 and $5 attributable to VIEs)	3,754	3,679
Notes receivable, net	9,642	7,369
Investments in unconsolidated entities	9,426	9,960
Deferred costs, net ($206 and $218 attributable to VIEs)	1,750	1,808
Prepaid expenses ($867 and $651 attributable to VIEs)	22,133	12,806
Derivative assets	12,398	13,696
Operating lease right-of-use assets	43,975	44,047
Other assets ($1,645 and $1,433 attributable to VIEs)	18,948	25,309
Intangible assets	797	797
Due from third-party hotel managers	23,531	21,664
Assets held for sale	176,178	12,383
Total assets	$3,539,217	$3,462,281
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($70,546 and $70,073 attributable to VIEs)	$2,934,894	$3,040,951
Debt associated with hotels in receivership	355,120	355,120
Finance lease liability	18,387	18,469
Other finance liability ($26,908 and $26,858 attributable to VIEs)	26,908	26,858
Accounts payable and accrued expenses ($12,582 and $14,405 attributable to VIEs)	130,613	129,323
Accrued interest payable ($520 and $241 attributable to VIEs)	12,511	12,985
Accrued interest associated with hotels in receivership	23,040	14,024
Dividends and distributions payable ($1 and $147 attributable to VIEs)	3,651	3,566
Due to Ashford Inc., net ($3,553 and $1,396 attributable to VIEs)	9,732	13,261
Due to related parties, net ($48 and $123 attributable to VIEs)	2,003	5,874
Due to third-party hotel managers ($122 and $110 attributable to VIEs)	1,487	1,193
Intangible liabilities, net	2,005	2,017
Operating lease liabilities	44,661	44,765
Other liabilities	3,443	3,499
Liabilities related to assets held for sale	101,720	14,653
Total liabilities	3,670,175	3,686,558
Commitments and contingencies (note 17)
Redeemable noncontrolling interests in operating partnership	22,300	22,007
Series J Redeemable Preferred Stock, $0.01 par value, 4,353,135 and 3,475,318 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	100,192	79,975
Series K Redeemable Preferred Stock, $0.01 par value, 262,060 and 194,193 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6,434	4,783
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,159,927 and 1,159,927 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	12	12
Series F Cumulative Preferred Stock, 1,104,344 and 1,175,344 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	11	11
Series G Cumulative Preferred Stock, 1,531,996 and 1,531,996 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	15	15
Series H Cumulative Preferred Stock, 1,099,325 and 1,170,325 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	11	12
Series I Cumulative Preferred Stock, 1,143,923 and 1,160,923 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	11	12
Common stock, $0.01 par value, 400,000,000 shares authorized, 40,167,334 and 37,422,056 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	402	374
Additional paid-in capital	2,383,814	2,382,975
Accumulated deficit	(2,661,080)	(2,729,312)
Total stockholders’ equity (deficit) of the Company	(276,804)	(345,901)
Noncontrolling interest in consolidated entities	16,920	14,859
Total equity (deficit)	(259,884)	(331,042)
Total liabilities and equity/deficit	$3,539,217	$3,462,281
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
REVENUE
Rooms	$229,207	$252,955
Food and beverage	57,358	58,991
Other hotel revenue	16,692	16,282
Total hotel revenue	303,257	328,228
Other	639	658
Total revenue	303,896	328,886
EXPENSES
Hotel operating expenses:
Rooms	54,680	59,203
Food and beverage	37,831	39,790
Other expenses	106,826	113,879
Management fees	11,550	12,246
Total hotel expenses	210,887	225,118
Property taxes, insurance and other	17,364	16,537
Depreciation and amortization	40,544	47,855
Advisory services fee	15,201	12,986
Corporate, general and administrative	8,272	2,612
Total operating expenses	292,268	305,108
Gain (loss) on disposition of assets and hotel properties	6,956	(24)
Gain (loss) on derecognition of assets	133,909	—
OPERATING INCOME (LOSS)	152,493	23,754
Equity in earnings (loss) of unconsolidated entities	(534)	(396)
Interest income	1,984	2,557
Other income (expense)	36	134
Interest expense and amortization of discounts and loan costs	(73,961)	(74,368)
Interest expense associated with hotels in receivership	(12,098)	(7,147)
Write-off of premiums, loan costs and exit fees	(18)	(420)
Gain (loss) on extinguishment of debt	45	—
Realized and unrealized gain (loss) on derivatives	4,761	(5,415)
INCOME (LOSS) BEFORE INCOME TAXES	72,708	(61,301)
Income tax (expense) benefit	(303)	(221)
NET INCOME (LOSS)	72,405	(61,522)
(Income) loss attributable to noncontrolling interest in consolidated entities	9	—
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(853)	600
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	71,561	(60,922)
Preferred dividends	(5,011)	(3,243)
Deemed dividends on redeemable preferred stock	(682)	(407)
Gain (loss) on extinguishment of preferred stock	1,573	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$67,441	$(64,572)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$1.74	$(1.88)
Weighted average common shares outstanding – basic	38,458	34,381
Diluted:
Net income (loss) attributable to common stockholders	$0.60	$(1.88)
Weighted average common shares outstanding – diluted	116,729	34,381
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$72,405	$(61,522)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	72,405	(61,522)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	9	—
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(853)	600
Comprehensive income (loss) attributable to the Company	$71,561	$(60,922)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,160	$12	1,175	$11	1,532	$15	1,170	$12	1,161	$12	37,422	$374	$2,382,975	$(2,729,312)	$14,859	$(331,042)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(32)	—	(49)	—	—	(49)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	320	—	13	333
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—	1,416	14	2,121	—	—	2,135
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(613)	—	(613)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(509)	—	(509)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	—	(706)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(515)	—	(515)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(536)	—	(536)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,012)	—	(2,012)
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(120)	—	(120)
Dividends declared - Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13	13
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	791	—	791
Extinguishment of preferred stock	—	—	(71)	—	—	—	(71)	(1)	(17)	(1)	1,338	14	(1,585)	1,573	—	—
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(682)	—	(682)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	23	—	32	—	—	32
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,048	2,048
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	71,561	(9)	71,552
Balance at March 31, 2024	1,160	$12	1,104	$11	1,532	$15	1,099	$11	1,144	$11	40,167	$402	$2,383,814	$(2,661,080)	$16,920	$(259,884)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	3,475	79,975	194	4,783	22,007
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	231
Issuance of preferred stock	878	19,562	69	1,656	—
Issuance of common stock, net	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—
Dividends declared - Stirling OP	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	(791)
Extinguishment of preferred stock	—	—	—	—	—
Redemption value adjustment – preferred stock	—	655	—	27	—
Redemption of preferred stock	—	—	(1)	(32)	—
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—
Net income (loss)	—	—	—	—	853
Balance at March 31, 2024	4,353	$100,192	262	$6,434	$22,300

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,495	$345	$2,383,244	$(2,534,043)	$(150,389)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(17)	—	(56)	—	(56)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	812	—	812
Issuance of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(620)	(620)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(577)	(577)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	(706)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(613)	(613)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	(587)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(133)	(133)
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7)	(7)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(176)	(176)
Redemption value adjustment - preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(407)	(407)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,922)	(60,922)
Balance at March 31, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,478	$345	$2,384,000	$(2,598,791)	$(214,381)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	87	$2,004	2	$44	$21,550
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	491
Issuance of preferred stock	415	9,159	32	772	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	176
Redemption value adjustment – preferred stock	—	380	—	27	—
Net income (loss)	—	—	—	—	(600)
Balance at March 31, 2023	502	$11,543	34	$843	$21,617
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$72,405	$(61,522)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,544	47,855
Amortization of intangibles	17	9
Recognition of deferred income	(56)	(125)
Bad debt expense	585	626
Deferred income tax expense (benefit)	16	17
Equity in (earnings) loss of unconsolidated entities	534	396
(Gain) loss on disposition of assets and hotel properties	(6,956)	24
(Gain) loss on derecognition of assets	(133,909)	—
(Gain) loss on extinguishment of debt	(45)	—
Realized and unrealized (gain) loss on derivatives	(4,761)	5,415
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	2,966	4,264
Equity-based compensation	564	1,303
Non-cash interest income	(421)	(121)
Changes in operating assets and liabilities, exclusive of the effect of the disposition of hotel properties and derecognition of assets:
Accounts receivable and inventories	(15,727)	(12,572)
Prepaid expenses and other assets	(4,727)	(4,360)
Accounts payable and accrued expenses and accrued interest payable	3,986	12,782
Accrued interest associated with hotels in receivership	9,016	—
Due to/from related parties	(3,658)	2,011
Due to/from third-party hotel managers	(3,516)	2,248
Due to/from Ashford Inc., net	(3,250)	6,456
Operating lease liabilities	(102)	366
Operating lease right-of-use assets	41	(447)
Other liabilities	—	(1)
Net cash provided by (used in) operating activities	(46,454)	4,624
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(33,930)	(29,298)
Net proceeds from disposition of assets and hotel properties	18,855	—
Payments for initial franchise fees	—	(149)
Issuance of note receivable	(1,887)	—
Proceeds from property insurance	154	75
Net cash provided by (used in) investing activities	(16,808)	(29,372)
Cash Flows from Financing Activities
Borrowings on indebtedness	—	449
Repayments of indebtedness	(22,052)	(50,840)
Payments for loan costs and exit fees	(1,939)	(6,751)
Payments for dividends and distributions	(4,586)	(3,162)
Purchases of common stock	—	(7)
Payments for derivatives	(5,280)	(4,174)
Proceeds from derivatives	9,094	9,038
Proceeds from common stock offerings	2,043	—
Proceeds from preferred stock offerings	20,877	9,925
Payments on finance lease liabilities	(82)	—
Issuance of Stirling OP common units	10	—
Contributions from noncontrolling interest in consolidated entities	2,048	—

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) financing activities	133	(45,522)
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(63,129)	(70,270)
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	311,534	559,026
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$248,405	$488,756

Supplemental Cash Flow Information
Interest paid	$76,129	$76,923
Income taxes paid (refunded)	(403)	(58)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$16,264	$14,822
Accrued common stock offering costs	28	—
Accrued preferred stock offering costs	—	21
Non-cash issuance of Stirling OP common units	3	—
Non-cash extinguishment of preferred stock	3,835	—
Issuance of common stock from preferred stock exchanges	2,262	—
Non-cash preferred stock dividends	341	6
Unsettled proceeds from derivatives	1,295	1,963
Non-cash derecognition of assets	231,639	—
Dividends and distributions declared but not paid	3,651	3,193
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$165,231	$417,064
Restricted cash at beginning of period	146,079	141,962
Cash, cash equivalents and restricted cash at beginning of period	311,310	559,026
Cash and cash equivalents at beginning of period included in assets held for sale	1	—
Restricted cash at beginning of period included in assets held for sale	223	—
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	$311,534	$559,026

Cash and cash equivalents at end of period	$111,065	$344,935
Restricted cash at end of period	132,949	143,821
Cash, cash equivalents and restricted cash at end of period	244,014	488,756
Cash and cash equivalents at end of period included in assets held for sale	1,592	—
Restricted cash at end of period included in assets held for sale	2,799	—
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$248,405	$488,756
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of March 31, 2024, we held interests in the following assets:
•75 consolidated operating hotel properties, which represent 18,021 total rooms;
•Four consolidated operating hotel properties, which represent 405 total rooms owned through a 99.4% ownership interest in Stirling REIT OP, LP (“Stirling OP”), which was formed by Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. See note 2;
•one consolidated hotel property under development through a 32.5% owned investment in a consolidated entity;
•15.1% ownership in OpenKey, Inc. (“OpenKey”) with a carrying value of approximately $1.5 million; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $8.0 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2024, our 75 operating hotel properties and four Stirling OP hotel properties were leased or owned by our wholly owned or majority owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. Our 75 operating hotel properties and four Stirling OP hotel properties in our consolidated portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 55 of our 75 operating hotel properties and three of the four Stirling OP hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audiovisual services, real estate advisory and brokerage services, insurance policies covering general liability, workers’ compensation and business automobile claims and insurance claims services, hypoallergenic premium rooms, watersport activities, broker-dealer and distribution services, mobile key technology and cash management services.
2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned joint ventures in which it has a

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
controlling interest. All inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024.
Ashford Trust OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Ashford Trust OP that most significantly impact its economic performance, including but not limited to, operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly owned subsidiary, Ashford OP General Partner LLC, its general partner. As such, we consolidate Ashford Trust OP.
815 Commerce Managing Member, LLC (“815 Commerce MM”) is considered to be a VIE, as defined by authoritative accounting guidance. On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce MM, which is developing the Le Meridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. During 2023, the Company funded a default loan to the manager of 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. The total amount of balancing deposits required by the property construction lender are up to $9.5 million. At March 31, 2024 the Company has funded $8.8 million.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following transactions affect reporting comparability of our consolidated financial statements:

Property	Location	Type	Date
WorldQuest Resort	Orlando, FL	Disposition	August 1, 2023
Sheraton Bucks County	Langhorne, PA	Disposition	November 9, 2023
Embassy Suites Flagstaff	Flagstaff, AZ	Disposition	November 29, 2023
Embassy Suites Walnut Creek	Walnut Creek, CA	Disposition	November 29, 2023
Marriott Bridgewater	Bridgewater, NJ	Disposition	November 29, 2023
Marriott Research Triangle Park	Durham, NC	Disposition	November 29, 2023
W Atlanta	Atlanta, GA	Disposition	November 29, 2023
Courtyard Columbus Tipton Lakes	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City	Salt Lake City, UT	Disposition	March 6, 2024
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
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statement disclosures.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended March 31, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$15,107	$4,177	$983	$—	$20,267
Boston, MA Area	2	9,116	1,279	1,381	—	11,776
Dallas / Ft. Worth, TX Area	5	13,683	4,876	884	—	19,443
Houston, TX Area	2	6,124	2,477	250	—	8,851
Los Angeles, CA Metro Area	4	18,941	5,049	1,133	—	25,123
Miami, FL Metro Area	2	9,217	3,063	358	—	12,638
Minneapolis - St. Paul, MN	2	2,549	806	134	—	3,489
Nashville, TN Area	1	13,533	8,134	1,114	—	22,781
New York / New Jersey Metro Area	4	8,183	3,517	437	—	12,137
Orlando, FL Area	2	6,944	408	610	—	7,962
Philadelphia, PA Area	1	2,273	215	245	—	2,733
San Diego, CA Area	2	5,208	318	387	—	5,913
San Francisco - Oakland, CA Metro Area	3	8,988	1,334	390	—	10,712
Tampa, FL Area	2	9,633	2,311	507	—	12,451
Washington D.C. - MD - VA Area	9	29,825	6,061	2,162	—	38,048
Other Areas	29	55,048	12,928	5,204	—	73,180
Disposed properties	15	14,835	405	513	—	15,753
Corporate	—	—	—	—	639	639
Total	94	$229,207	$57,358	$16,692	$639	$303,896

	Three Months Ended March 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	9	$16,430	$4,173	$858	$—	$21,461
Boston, MA Area	2	8,619	935	1,434	—	10,988
Dallas / Ft. Worth, TX Area	5	14,416	5,325	891	—	20,632
Houston, TX Area	2	6,814	2,558	281	—	9,653
Los Angeles, CA Metro Area	4	18,718	4,885	861	—	24,464
Miami, FL Metro Area	2	8,630	2,837	206	—	11,673
Minneapolis - St. Paul, MN	2	2,395	594	279	—	3,268
Nashville, TN Area	1	13,217	7,344	692	—	21,253
New York / New Jersey Metro Area	4	7,915	3,678	464	—	12,057
Orlando, FL Area	2	6,926	512	491	—	7,929
Philadelphia, PA Area	1	2,512	292	147	—	2,951
San Diego, CA Area	2	4,714	297	317	—	5,328
San Francisco - Oakland, CA Metro Area	3	8,122	1,448	296	—	9,866
Tampa, FL Area	2	9,847	1,983	454	—	12,284
Washington D.C. - MD - VA Area	9	28,020	5,883	1,846	—	35,749
Other Areas	29	56,958	12,637	4,512	—	74,107
Disposed properties (1)	21	38,702	3,610	2,253	—	44,565
Corporate	—	—	—	—	658	658
Total	100	$252,955	$58,991	$16,282	$658	$328,886
_____________________________
(1)    Includes WorldQuest Resort that was sold on August 1, 2023.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$484,723	$605,509
Buildings and improvements	2,887,537	3,331,645
Furniture, fixtures and equipment	161,470	175,991
Construction in progress	114,760	114,850
Hilton Marietta finance lease	17,269	17,269
Total cost	3,665,759	4,245,264
Accumulated depreciation	(1,127,289)	(1,293,332)
Investments in hotel properties, net	$2,538,470	$2,951,932
5. Dispositions, Impairment Charges and Assets Held For Sale
Dispositions
On March 1, 2024, the Company received notice that the hotel properties securing the KEYS Pool A and KEYS Pool B loans have been transferred to a court-appointed receiver.
We derecognized the hotel properties securing the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet as of March 1, 2024, when the receiver took control of the hotels, and accordingly recognized a gain of $133.9 million which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations. See note 7.
On March 6, 2024, the Company sold the Residence Inn Salt Lake City in Salt Lake City, Utah for $19.2 million in cash. The sale resulted in a gain of approximately $7.0 million for the three months ended March 31, 2024, which was included in gain (loss) on disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2023 and 2024 dispositions. The following table includes condensed financial information for the three months ended March 31, 2024 and 2023 from the Company’s dispositions (in thousands):

	Three Months Ended March 31,
	2024	2023
Total hotel revenue	$15,753	$44,565
Total hotel operating expenses	(11,380)	(32,028)
Property taxes, insurance and other	(1,093)	(2,383)
Depreciation and amortization	(1,970)	(7,151)
Total operating expenses	(14,443)	(41,562)
Gain (loss) on disposition of assets and hotel properties	6,956	—
Gain (loss) on derecognition of assets	133,909	—
Operating income (loss)	142,175	3,003
Interest income	43	29
Interest expense and amortization of discounts and loan costs	(120)	(4,849)
Interest expense associated with hotels in receivership	(12,098)	(7,147)
Write-off of premiums, loan costs and exit fees	12	—
Income (loss) before income taxes	130,012	(8,964)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(1,625)	82
Net income (loss) attributable to the Company	$128,387	$(8,882)
Impairment Charges
For the three months ended March 31, 2024 and 2023, no impairment charges were recorded.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets Held For Sale
On January 29, 2024 and February 20, 2024, the Company entered into a purchase and sale agreement for the Hilton Boston Back Bay hotel in Boston, Massachusetts and the Hampton Inn Lawrenceville, in Lawrenceville, Georgia, respectively. As of March 31, 2024, the Hilton Boston Back Bay and the Hampton Inn Lawrenceville were classified as held for sale. Depreciation and amortization ceased as of the date the assets were deemed held for sale. Since the sale of these hotels does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. The Hilton Boston Back Bay and Hampton Inn Lawrenceville sales closed on April 9, 2024 and April 23, 2024, respectively. See note 19.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at March 31, 2024 were as follows:

March 31, 2024
Assets
Investments in hotel properties, net	$169,583
Cash and cash equivalents	1,592
Restricted cash	2,799
Accounts receivable, net	1,387
Inventories	87
Deferred costs, net	10
Prepaid expenses	707
Other assets	13
Assets held for sale	$176,178

Liabilities
Indebtedness, net	$97,206
Accounts payable and accrued expenses	3,369
Accrued interest	780
Due to related party, net	292
Due to Ashford Inc., net	73
Liabilities related to assets held for sale	$101,720
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of March 31, 2024, the Company has made investments in OpenKey totaling approximately $5.5 million.
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
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	March 31, 2024	December 31, 2023
Carrying value of the investment in OpenKey (in thousands)	$1,466	$1,575
Ownership interest in OpenKey	15.1%	15.1%
Carrying value of the Meritage Investment (in thousands)	$7,960	$8,385

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2024	2023
OpenKey	$(109)	$(150)
Meritage Investment	(425)	(246)
	$(534)	$(396)
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any other-than-temporary impairment is recorded in equity in earnings (loss) of unconsolidated entities. No impairment charges were recorded during the three months ended March 31, 2024 and 2023.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral		Maturity	Interest Rate		March 31, 2024	December 31, 2023
Mortgage loan (2)	19	hotels	April 2024	SOFR(1) +	3.51%	$862,027	$862,027
Mortgage loan	1	hotel	May 2024		4.99%	5,572	5,613
Mortgage loan (3)	1	hotel	June 2024	SOFR(1) +	2.00%	8,881	8,881
Mortgage loan (4)	4	hotels	June 2024	SOFR(1) +	3.90%	143,877	143,877
Mortgage loan (4)	5	hotels	June 2024	SOFR(1) +	4.17%	237,061	237,061
Mortgage loan (4)	5	hotels	June 2024	SOFR(1) +	2.90%	119,003	119,003
Mortgage loan	2	hotels	August 2024		4.85%	10,882	10,945
Mortgage loan (5)	1	hotel	November 2024	SOFR(1) +	4.76%	86,000	86,000
Mortgage loan (6)	17	hotels	November 2024	SOFR(1) +	3.39%	409,750	409,750
Mortgage loan (7)	1	hotel	December 2024	SOFR(1) +	4.00%	37,000	37,000
Mortgage loan (8)	1	hotel	December 2024	SOFR(1) +	2.85%	13,721	13,759
Mortgage loan (9)	2	hotels	February 2025		4.45%	26,501	45,792
Mortgage loan (10)	8	hotels	February 2025	SOFR(1) +	3.28%	345,000	345,000
Mortgage loan	1	hotel	March 2025		4.66%	22,591	22,742
Mortgage loan (11)	2	hotels	March 2025	SOFR(1) +	2.80%	240,000	240,000
Mortgage loan (12)	1	hotel	August 2025	SOFR(1) +	3.91%	98,000	98,000
Term loan (13)	Equity		January 2026		14.00%	180,561	183,082
Mortgage loan (14)	2	hotels	May 2026	SOFR(1) +	4.00%	98,450	98,450
Mortgage loan (15)	4	hotels	December 2028		8.51%	30,200	30,200
Environmental loan (16)	1	hotel	April 2024		10.00%	574	571
Bridge loan (16)	1	hotel	May 2024		7.25%	19,889	19,889
Construction loan (16)	1	hotel	May 2033		11.26%	15,876	15,494
TIF Loan (16)	1	hotel	August 2025		8.25%	5,609	5,609
Total indebtedness						$3,017,025	$3,038,745
Premiums (discounts), net						277	(606)
Capitalized default interest and late charges						253	396
Deferred loan costs, net						(6,527)	(6,914)
Embedded debt derivative						21,072	23,696
Indebtedness, net						$3,032,100	$3,055,317
Indebtedness related to assets held for sale, net (8)	1	hotel	February 2025		4.45%	—	14,366
Indebtedness, net related to assets held for sale (12)	1	hotel	August 2025	SOFR(1) +	3.91%	97,206	—
						$2,934,894	$3,040,951
_____________________________
(1)    SOFR rates were 5.33% and 5.35% at March 31, 2024 and December 31, 2023, respectively.
(2)     This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in April 2024.
(3)    This mortgage loan has a SOFR floor of 2.00%.
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
(9)     On March 6, 2024, we sold the Residence Inn Salt Lake City for $19.2 million. Proceeds from the sale were used to repay $19.0 million in principal.
(10)     This mortgage loan was amended in April 2024. Terms of the amendment included a $10.0 million paydown and added an additional one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in February 2024.
(11)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fourth one-year extension period began in March 2024.
(12)    This mortgage loan is secured by the Hilton Boston Back Bay and is held for sale as of March 31, 2024. On April 9, 2024, we sold this property for $171.0 million.
(13)    On March 11, 2024, we amended this term loan. Terms of the amendment extended the current maturity date to January 2026.
(14)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(15)    This mortgage loan is associated with Stirling OP. See discussion in notes 1 and 2.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(16)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in notes 1, 2 and 8.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2024	2023
Interest expense and amortization of discounts and loan costs	$(861)	$(4,173)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the years ended December 31, 2021 and 2020 the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of the capitalized principal that was amortized during the three months ended March 31, 2024 and 2023 was $143,000 and $3.1 million, respectively. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
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
On November 29, 2023, the Company completed the deed in lieu of foreclosure transaction for the transfer of ownership of the KEYS Pool F $215.1 million mortgage to the mortgage lender.
On March 1, 2024, the Company received notice that the hotel properties securing the KEYS Pool A and KEYS Pool B loans have been transferred to a court-appointed receiver. Below is a summary of the hotel properties securing the KEYS Pool A and Pool B loans:
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
We derecognized the hotel properties securing the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotel properties, and accordingly recognized a gain of $133.9 million which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations and recorded a contract asset of $378.2 million, which represents the liabilities we expect to be released from upon final resolution with the lenders on the KEYS Pool A and KEYS Pool B mortgage loans in exchange for the transfer of ownership of the respective hotel properties. The $180.7 million KEYS Pool A and the $174.4 million KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus is included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of March 31, 2024, we were in compliance with all covenants related to mortgage loans, with the exception of the KEYS Pool A and KEYS Pool B mortgage loans discussed above. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”). The assets of certain of our subsidiaries are pledged under

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
In conjunction with the development of the Le Meridien in Fort Worth, Texas, which was consolidated as of May 31, 2023, the Company recorded $1.3 million of capitalized interest during the three months ended March 31, 2024, which is included in “investment in hotel properties, net” in our consolidated balance sheet. See note 4.
8. Notes Receivable, Net and Other
As of March 31, 2024, the Company has a note receivable of $8.8 million and corresponding interest of $887,000 with the manager of 815 Commerce MM, who also holds a non-controlling interest in 815 Commerce MM. See discussion in note 2. The Company has a maximum note commitment of up to $9.5 million, which is the total of balancing deposits required by the property construction lender. The note bears interest at 18.0% per annum. The note receivable is payable within 30 days after demand. If the manager fails upon demand to repay the note receivable with interest, the Company will have the right to convert the unpaid principal plus all accrued interest thereon to an additional capital contribution in which case the deemed additional capital contributions by the manager will be deemed to have not occurred and the percentage interests and the residual sharing percentages of the members shall be adjusted. The note receivable may be prepaid in whole or in part.
The following table summarizes the note receivable (dollars in thousands):

	Interest Rate	March 31, 2024	December 31, 2023
Note receivable	18.0%	$9,642	$7,369
The following table summarizes the interest income associated with the note receivable (in thousands):

	Three Months Ended March 31,
Line Item	2024	2023
Other income (expense)	$386	$—
On September 1, 2022, the Company sold the Sheraton Ann Arbor. Under the purchase and sale agreement, $1.5 million of the sales price is deferred, interest free, until the last day of the 24th month following the closing date (September 30, 2024). The components of the receivable, which is included in “other assets” in the consolidated balance sheet, are summarized below (dollars in thousands):

	Imputed Interest Rate	March 31, 2024	December 31, 2023
Deferred Consideration
Face amount	10.0%	$1,500	$1,500
Discount (1)		(73)	(108)
		$1,427	$1,392
_______________
(1)    The discount represents the imputed interest during the interest-free period.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2024	2023
Other income (expense)	$35	$32
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three months ended March 31, 2024 and 2023.

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
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Three Months Ended March 31,
	2024		2023
Interest rate caps:
Notional amount (in thousands)	$1,102,027	(1)	$585,000	(1)
Strike rate low end of range	4.43%		4.00%
Strike rate high end of range	7.31%		6.90%
Effective date range	February 2024 - March 2024		February 2023 -March 2023
Termination date range	March 2025 - April 2025		February 2024 -March 2024
Total cost (in thousands)	$5,280		$4,174
_______________
(1)These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	March 31, 2024		December 31, 2023
Interest rate caps:
Notional amount (in thousands)	$3,770,298	(1)	$3,351,271	(1)
Strike rate low end of range	2.00%		2.00%
Strike rate high end of range	7.31%		6.90%
Termination date range	April 2024 - June 2025		February 2024 - June 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$2,246,889		$2,689,927
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2024, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 5.329% to 4.709% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the March 31, 2024 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the risk-free rate of 4.68% was the discount rate utilized in the valuation and was determined based on reference to market yields for U.S. treasury debt instruments with similar terms;
•the recovery rate of 61.2% assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event of 59.1% were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of March 31, 2024.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at December 31, 2022	$23,687
Re-measurement of fair value	934
Balance at March 31, 2023	24,621
Re-measurement of fair value	(1,961)
Balance at June 30, 2023	22,660
Re-measurement of fair value	436
Balance at September 30, 2023	23,096
Re-measurement of fair value	600
Balance at December 31, 2023	23,696
Re-measurement of fair value	(2,624)
Balance at March 31, 2024	$21,072
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2024:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$12,398	$—	$12,398	(1)
Total	$—	$12,398	$—	$12,398
Liabilities
Embedded debt derivative	$—	$—	$(21,072)	$(21,072)	(2)
Net	$—	$12,398	$(21,072)	$(8,674)

December 31, 2023:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$13,696	$—	$13,696	(1)
Total	$—	$13,696	$—	$13,696
Liabilities
Embedded debt derivative	$—	$—	$(23,696)	$(23,696)	(2)
Net	$—	$13,696	$(23,696)	$(10,000)
____________________________________
(1)    Reported as “derivative assets” in our consolidated balance sheets.
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

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2024		2023
Assets
Derivative assets:
Interest rate derivatives - caps	$2,137		$(4,481)
Total	$2,137		$(4,481)

Liabilities
Derivative liabilities:
Embedded debt derivative	$2,624		$(934)
Net	$4,761		$(5,415)

Total combined
Interest rate derivatives - caps	$(6,577)		$(14,008)
Embedded debt derivative	2,624		(934)
Unrealized gain (loss) on derivatives	(3,953)	(1)	(14,942)	(1)
Realized gain (loss) on interest rate caps	8,714	(1) (2)	9,527	(1) (2)
Net	$4,761		$(5,415)
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

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$12,398	$12,398	$13,696	$13,696
Financial liabilities measured at fair value:
Embedded debt derivative	$21,072	$21,072	$23,696	$23,696

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$112,657	$112,657	$165,232	$165,232
Restricted cash (1)	135,748	135,748	146,302	146,302
Accounts receivable, net (1)	57,428	57,428	45,692	45,692
Notes receivable, net	9,642	9,642	7,369	7,369
Due from third-party hotel managers	23,531	23,531	21,681	21,681

Financial liabilities not measured at fair value:
Indebtedness (1)	$3,017,302	$2,942,453	$3,038,139	$2,960,630
Indebtedness associated with hotels in receivership	355,120	355,120	355,120	355,120
Accounts payable and accrued expenses (1)	133,982	133,982	129,554	129,554
Accrued interest payable (1)	13,291	13,291	13,040	13,040
Accrued interest associated with hotels in receivership	23,040	23,040	14,024	14,024
Dividends and distributions payable	3,651	3,651	3,566	3,566
Due to Ashford Inc., net (1)	9,805	9,805	13,262	13,262
Due to related parties, net (1)	2,295	2,295	5,874	5,874
Due to third-party hotel managers	1,487	1,487	1,193	1,193
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of March 31, 2024.
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have original maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, accounts payable and accrued expenses, accrued interest payable, accrued interest associated with hotels in receivership, dividends and distributions payable, due to/from related parties, net, due to/from Ashford Inc., net and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 100.0% of the carrying value of $9.6 million at March 31, 2024 and approximately 100.0% of the carrying value of $7.4 million at December 31, 2023. This is considered a Level 2 valuation technique.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness and indebtedness associated with hotels in receivership. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 97.5% of the carrying value of $3.0 billion at March 31, 2024 and approximately 97.4% of the carrying value of $3.0 billion at December 31, 2023. We

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
estimated the fair value of indebtedness associated with hotels in receivership to be approximately 100.0% of the carrying value of $355.1 million at March 31, 2024 and approximately 100.0% of the carrying value of $355.1 million at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2024	2023
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$71,561	$(60,922)
Less: dividends on preferred stock	(5,011)	(3,243)
Less: deemed dividends on redeemable preferred stock	(682)	(407)
Add: gain (loss) on extinguishment of preferred stock	1,573	—
Less: net (income) loss allocated to performance stock units	(347)	—
Distributed and undistributed income (loss) allocated to common stockholders - basic	$67,094	$(64,572)
Add back: dividends on preferred stock - Series J (inclusive of deemed dividends)	2,667	—
Add back: dividends on preferred stock - Series K (inclusive of deemed dividends)	147	—
Distributed and undistributed income (loss) allocated to common stockholders - diluted	$69,908	$(64,572)

Weighted average common shares outstanding:
Weighted average shares outstanding - basic	38,458	34,381
Effect of assumed conversion of preferred stock - Series J	74,047	—
Effect of assumed conversion of preferred stock - Series K	4,224	—
Weighted average shares outstanding - diluted	116,729	34,381

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$1.74	$(1.88)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$0.60	$(1.88)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2024	2023
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	$347	$—
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	853	(600)
Dividends on preferred stock - Series J (inclusive of deemed dividends)	—	513
Dividends on preferred stock - Series K (inclusive of deemed dividends)	—	34
Total	$1,200	$(53)

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of operating partnership units	500	335
Effect of assumed issuance of shares for term loan exit fee	—	1,745
Effect of assumed conversion of preferred stock - Series J	—	1,459
Effect of assumed conversion of preferred stock - Series K	—	62
Total	500	3,601
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of March 31, 2024, there were approximately 1.5 million Performance LTIP units outstanding, representing 250% of the target number granted for the 2022 and 2023 grants.
As of March 31, 2024, we have issued a total of approximately 2.0 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 1.5 million Performance LTIP units and 124,000 LTIP units have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	March 31, 2024	December 31, 2023
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$22,300	$22,007
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$185,410	$186,201
Ownership percentage of operating partnership	1.25%	1.27%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(853)	$600
14. Equity and Equity-Based Compensation
Common Stock Dividends—The board of directors did not declare a quarterly common stock dividend in 2024 or 2023.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes the activity (in thousands):

Three Months Ended March 31,
2024
Common stock issued	1,416
Gross proceeds	$2,247
Commissions and other expenses	22
Net proceeds	$2,225
Preferred Dividends—The board of directors declared quarterly dividends per share as presented below:

	Three Months Ended March 31,
	2024	2023
8.45% Series D Cumulative Preferred Stock	$0.5281	$0.5281
7.375% Series F Cumulative Preferred Stock	0.4609	0.4609
7.375% Series G Cumulative Preferred Stock	0.4609	0.4609
7.50% Series H Cumulative Preferred Stock	0.4688	0.4688
7.50% Series I Cumulative Preferred Stock	0.4688	0.4688
Ashford Trust entered into privately negotiated exchange agreements with certain holders of its preferred stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
The table below summarizes the activity (in thousands):

	Three Months Ended March 31, 2024
	Preferred Shares Tendered	Common Shares Issued
7.375% Series F Cumulative Preferred Stock	71	596
7.50% Series H Cumulative Preferred Stock	71	586
7.50% Series I Cumulative Preferred Stock	17	156
	159	1,338
Stock Repurchases—On April 6, 2022, the board of directors approved a stock repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors authorized in December 2017. No shares of our common stock or preferred stock were repurchased subject to the repurchase program during the three months ended March 31, 2024 and 2023, respectively.
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
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Series J Preferred Stock shares issued (1)	864	415
Net proceeds	$19,444	$9,326
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	March 31, 2024	December 31, 2023
Series J Preferred Stock	$100,192	$79,975
Cumulative adjustments to Series J Preferred Stock (1)	4,128	3,473
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2024	2023
Series J Preferred Stock	$2,012	$133
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
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Series K Preferred Stock shares issued (1)	69	32
Net proceeds	$1,676	$787
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	March 31, 2024	December 31, 2023
Series K Preferred Stock	$6,434	$4,783
Cumulative adjustments to Series K Preferred Stock (1)	173	146
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2024	2023
Series K Preferred Stock	$120	$7
The following table summarizes Series K Preferred Stock redemptions settled by the issuance of common stock (in thousands):

Three Months Ended March 31,
2024
Series K Preferred Stock shares redeemed	1
Redemption amount, net of redemption fees	$32
Common shares issued upon redemption	23

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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2024	2023
Advisory services fee
Base advisory fee	$7,963	$8,469
Reimbursable expenses (1)	6,398	3,227
Equity-based compensation (2)	536	1,290
Total advisory services fee	$14,897	$12,986
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
On March 2, 2023, we entered into a Limited Waiver Under Advisory Agreement (the “2023 Limited Waiver”) with Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLC. Pursuant to the 2023 Limited Waiver, the Company, Ashford Trust OP, Ashford TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
year 2023 cash incentive compensation to employees and other representatives of our advisor; provided that such awarded cash incentive compensation does not exceed $13.1 million, in the aggregate, during the waiver period.
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
The following table summarizes the advisory services fees incurred (in thousands):

Three Months Ended March 31,
2024
Advisory services fee
Base advisory fee	$257
Reimbursable expenses (1)	47
Total advisory services fee	$304
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services, assist with loan modifications on our behalf and brokerage services. During the three months ended March 31, 2024 and 2023, we incurred fees of $242,000 and $395,000, respectively.
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”) with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs were allocated 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate preferred equity offerings raised, or June 10, 2023, there was to be a true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement, which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
On February 1, 2023, Ashford Trust entered into a Third Amended and Restated Contribution Agreement, which provided that after the Amended and Restated True-Up Date, capital contributions for the remainder of fiscal year 2023 would be divided between each Party based on the Initial True-Up Ratio, there would be a true up reflecting amounts raised by Ashford Securities since June 10, 2019, and thereafter, the capital contributions would be divided among each Party in accordance with the cumulative ratio of capital raised by the Parties. However, effective January 1, 2024, Ashford Trust entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Braemar which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities in the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities in the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effective January 1, 2024, Ashford Trust entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Braemar which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference. The terms of this agreement included a life-to-date true-up based on the new terms of the agreement and a new funding schedule for ongoing funding of the broker dealer. Going forward, each capital call will be funded according to the percentages of the discrete raises accomplished in the prior quarter. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Ashford Trust making a payment of approximately $3.4 million to Ashford Inc. which resulted in expense of approximately $3.2 million for the three months ended March 31, 2024.
As of March 31, 2024, Ashford Trust has funded approximately $7.9 million and has a $254,000 payable that is included in “due to Ashford Inc., net” on our consolidated balance sheet.
As of December 31, 2023, Ashford Trust had funded approximately $180,000 and had a $3.1 million payable that is included in “due to Ashford Inc., net” on our consolidated balance sheet. During the first quarter of 2024, there was also a true-up of the capital contributions in accordance with the Third Amended and Restated Contribution Agreement made through December 31, 2023. This true-up resulted in the payment of $3.2 million to Ashford Inc.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2024	2023
Corporate, general and administrative	$4,890	$119
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
On March 12, 2024, Ashford Hospitality Limited Partnership entered into an Amended and Restated Master Project Management Agreement with Premier (the “A&R PMA”). The provisions of the A&R PMA are substantially the same as the Master Project Management Agreement, dated as of August 8, 2018. The A&R PMA provides for an initial term of ten years as to each hotel governed by the A&R PMA. The term may be renewed by Premier, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years; provided that at the time the option to renew is exercised, Premier is not then in default under the A&R PMA. The A&R PMA also (i) provides that fees will be payable monthly as the service is delivered based on percentage completion; (ii) allows a project management fee to be paid on a development, together with (and not in lieu of) the development fee; and (iii) fixes the fees for FF&E purchasing, expediting, freight management and warehousing at 8%.
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
The Master Project Management Agreement provides that Premier shall provide the following services and shall be paid the following fees: (i) architecture (6.5% of total construction costs, plus reimbursement for all third-party, out-of-pocket costs and expenses of mechanical, electrical and structural engineering services utilized in providing architectural services for project

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
management work); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of FFE designed or selected by Premier); (iv) FFE purchasing (8% of the purchase price of the FFE purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the procurement fee is reduced to 6% of the FFE purchase price in excess of $2.0 million for such hotel in such calendar year); (v) freight expediting (8% of the cost of expediting FFE); (vi) warehousing (8% of the cost of warehousing goods delivered to the job site); and (vi) development (4% of total project costs).
Hotel Management Services
At March 31, 2024, Remington Hospitality managed 55 of our 75 hotel properties and three of the four Stirling OP hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services.
On March 12, 2024, Ashford TRS Corporation entered into a Second Consolidated, Amended and Restated Hotel Master Management Agreement with Remington Hospitality (the “Second A&R HMA”). The provisions of the Second A&R HMA are substantially the same as in the Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of August 8, 2018. The Second A&R HMA provides for an initial term of ten years as to each hotel governed by the Second A&R HMA. The term may be renewed by Remington Hospitality, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years; provided that at the time the option to renew is exercised, Remington Hospitality is not then in default under the Second A&R HMA. The Second A&R HMA also provides that Remington Hospitality may charge market premiums for its self-insured health plans to its hotel employees, the cost of which is an operating expense of the hotel properties.
17. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2024, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 6% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at March 31, 2024, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2024 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2024	2023
Other hotel expenses	$13,892	$15,612
Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2024, we pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2025 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023 the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2024, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. We intend to vigorously defend this matter and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
18. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of March 31, 2024 and December 31, 2023, all of our hotel properties were domestically located.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
19. Subsequent Events
On April 9, 2024, the Company sold the Hilton Boston Back Bay Hotel for $171 million in cash. As of March 31, 2024, the carrying value of the building and FF&E was approximately $166.4 million. The Company also repaid the $98 million mortgage loan secured by the hotel property and used the remaining net proceeds to pay down the Company’s Oaktree loan.
On April 23, 2024, the Company sold the Hampton Inn Lawrenceville in Lawrenceville, Georgia for $8.1 million in cash. As of March 31, 2024, the carrying value of the building and FF&E was approximately $3.1 million.
On May 9, 2024, the Company refinanced the $240 million mortgage loan that was secured by the Renaissance Hotel in Nashville, Tennessee and the Westin Hotel in Princeton, New Jersey (“Westin Princeton”). The new mortgage loan totals $267.2 million, and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 3.98%. As part of this refinancing, the Westin Princeton is now unencumbered.

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
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•factors discussed in our Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as supplemented by our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;
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
•extreme weather conditions, which may cause property damage or interrupt business;
•actions by the lenders to foreclose on our assets which are pledged as collateral;
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
•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and
•future sales and issuances of our common stock or other securities which might result in dilution and could cause the price of our common stock to decline.
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2023 Form 10-K filed on March 14, 2024 and this Quarterly Report, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Quarterly Report to conform these statements to actual results and performance, except as may be required by applicable law.
EXECUTIVE OVERVIEW
General
As of March 31, 2024, our portfolio consisted of 75 consolidated operating hotel properties, which represent 18,021 total rooms. Additionally, our portfolio consists of four consolidated operating hotel properties, which represent 405 total rooms owned through a 99.4% ownership interest in Stirling OP, which was formed by Stirling Inc. to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2024, Remington Hospitality, a subsidiary of Ashford Inc., managed 55 of our 75 hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audiovisual services, real estate advisory and brokerage services, insurance policies covering general liability, workers’ compensation and business automobile claims and insurance claims services, hypoallergenic premium rooms, watersport activities, broker-dealer and distribution services, mobile key technology and cash management services.
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with his father Mr. Archie Bennett, Jr., as of March 31, 2024, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 17.8% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,233,861 shares of Ashford Inc. common stock, which if converted as of March 31, 2024, would have increased the Bennetts’ ownership interest in Ashford Inc. to 63.2%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Recent Developments
On February 29, 2024, the Company, entered into an Agreement of Purchase and Sale, for the sale of the Courtyard Manchester in Manchester, Connecticut for $9.0 million in cash. The sale is expected to close in the second quarter of 2024.
The Company continues to work with the lender for the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender, and the Company anticipates that transfer will occur in the second quarter of 2024. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties securing the KEYS A and KEYS B loan pools have been transferred to a court-appointed receiver. Below is a summary of the hotel properties securing the KEYS Pool A loan and Keys Pool B loan:
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
We derecognized the hotel properties securing the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotels, and accordingly recognized a gain of $133.9 million which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations and recorded a contract asset of $378.2 million, which represents the liabilities we expect to be released from upon final resolution with the lender on the KEYS Pool A and KEYS Pool B mortgage loans in exchange for the transfer of ownership of the respective hotel properties. The $180.7 million KEYS Pool A and the $174.4 million KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities of the Company until final resolution with the lender is concluded, and thus is included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
On March 6, 2024, the Company completed the sale of the Residence Inn in Salt Lake City, Utah for approximately $19.2 million. The sale resulted in a gain of approximately $7.0 million for the three months ended March 31, 2024. The Company repaid approximately $19 million of principal on its mortgage loan partially secured by the hotel property.
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
On April 9, 2024, the Company sold the Hilton Boston Back Bay Hotel for $171 million in cash. As of March 31, 2024, 2023, the carrying value of the building and FF&E was approximately $166.4 million. The Company also repaid the $98 million mortgage loan secured by the hotel property and used the remaining net proceeds to pay down the Company’s Oaktree loan.
On April 17, 2024, J. Robison Hays, III, President and Chief Executive Officer of the Company, gave notice of his intention to voluntarily resign from his employment and all other employment-related positions he holds with the Company’s advisor, Ashford Inc., and its subsidiaries, affiliated entities, and entities that it advises (including the Company). Mr. Hays’ resignation is expected to be effective June 30, 2024. Also on April 17, 2024, the board of directors of the Company appointed Ashford Inc.’s current Senior Vice President of Corporate Finance & Strategy, Stephen Zsigray, to fill the role of President and Chief Executive Officer at the Company, effective June 30, 2024.
On April 23, 2024, the Company sold the Hampton Inn Lawrenceville in Lawrenceville, Georgia for $8.1 million in cash. As of March 31, 2024, the carrying value of the building and FF&E was approximately $3.1 million.
On April 29, 2024, the Company, entered into an Agreement of Purchase and Sale, for the sale of the SpringHill Suites Kennesaw in Kennesaw, Georgia for $10.5 million in cash and the Fairfield Inn Kennesaw in Kennesaw, Georgia for $7.0 million in cash. The sales are expected to close in the second quarter of 2024.
On May 9, 2024, the Company refinanced the $240 million mortgage loan that was secured by the Renaissance Hotel in Nashville, Tennessee and the Westin Hotel in Princeton, New Jersey (“Westin Princeton”). The new mortgage loan totals $267.2 million, and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 3.98%. As part of this refinancing, the Westin Princeton is now unencumbered and the Company has listed this property for sale. The Company plans to use the excess proceeds from the refinancing for general corporate purposes including paying down the Company’s strategic financing.
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
The following table summarizes the changes in key line items from our consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2024	2023	2024 to 2023
Total revenue	$303,896	$328,886	$(24,990)
Total hotel expenses	(210,887)	(225,118)	14,231
Property taxes, insurance and other	(17,364)	(16,537)	(827)
Depreciation and amortization	(40,544)	(47,855)	7,311
Advisory service fee	(15,201)	(12,986)	(2,215)
Corporate, general and administrative	(8,272)	(2,612)	(5,660)
Gain (loss) on consolidation of VIE and disposition of assets	6,956	(24)	6,980
Gain (loss) on derecognition of assets	133,909	—	133,909
Operating income (loss)	152,493	23,754	128,739
Equity in earnings (loss) of unconsolidated entities	(534)	(396)	(138)
Interest income	1,984	2,557	(573)
Other income (expense)	36	134	(98)
Interest expense and amortization of discounts and loan costs	(73,961)	(74,368)	407
Interest expense associated with hotels in receivership	(12,098)	(7,147)	(4,951)
Write-off of premiums, loan costs and exit fees	(18)	(420)	402
Gain (loss) on extinguishment of debt	45	—	45
Realized and unrealized gain (loss) on derivatives	4,761	(5,415)	10,176
Income tax benefit (expense)	(303)	(221)	(82)
Net income (loss)	72,405	(61,522)	133,927
(Income) loss from consolidated entities attributable to noncontrolling interests	9	—	9
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(853)	600	(1,453)
Net income (loss) attributable to the Company	$71,561	$(60,922)	$132,483

All hotel properties held during the three months ended March 31, 2024 and 2023 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three months ended March 31, 2024 and 2023. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
WorldQuest Resort (1)	Orlando, FL	Disposition	August 1, 2023
Sheraton Bucks County (1)	Langhorne, PA	Disposition	November 9, 2023
Embassy Suites Flagstaff (1)	Flagstaff, AZ	Disposition	December 4, 2023
Embassy Suites Walnut Creek (1)	Walnut Creek, CA	Disposition	December 4, 2023
Marriott Bridgewater (1)	Bridgewater, NJ	Disposition	December 4, 2023
Marriott Research Triangle Park (1)	Durham, NC	Disposition	December 4, 2023
W Atlanta (1)	Atlanta, GA	Disposition	December 4, 2023
Courtyard Columbus Tipton Lakes (2)	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town (2)	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center (2)	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport (2)	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark (2)	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting (2)	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge (2)	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley (2)	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport (2)	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park (2)	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano (2)	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport (2)	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City (1)	Salt Lake City, UT	Disposition	March 6, 2024
____________________________________
(1) Referred to as “Hotel Dispositions”
(2) Referred to as “KEYS A and B properties”
The following table illustrates the key performance indicators of the operating hotel properties included in our results of operations:

	Three Months Ended March 31,
	2024	2023
RevPAR (revenue per available room)	$125.30	$124.95
Occupancy	67.97%	68.36%
ADR (average daily rate)	$187.30	$182.79

The following table illustrates the key performance indicators of the 75 comparable hotel properties and four consolidated Stirling OP properties that were included in our results of operations for the full three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
RevPAR	$128.55	$129.74
Occupancy	67.39%	69.08%
ADR	$190.75	$187.81
Comparison of the Years ended March 31, 2024 and 2023
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $132.5 million from net loss of $60.9 million for the three months ended March 31, 2023 (the “2023 quarter”) to net income of $71.6 million for the three months ended March 31, 2024 (the “2024 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $23.7 million, or 9.4%, to $229.2 million in the 2024 quarter compared to the 2023 quarter. This decrease is attributable to $16.2 million from our Hotel Dispositions, $7.6 million for the KEYS A and B properties that went into receivership and $312,000 from the Stirling hotel properties, offset by higher rooms revenue of $432,000 at our comparable hotel properties. Our comparable hotel properties experienced an increase of 1.6% in room rates and a decrease of (169) basis points in occupancy.
Food and beverage revenue decreased $1.6 million, or 2.8%, to $57.4 million in the 2024 quarter compared to the 2023 quarter. This decrease is attributable to $3.1 million from our Hotel Dispositions and $152,000 for the KEYS A and B properties that went into receivership offset by higher sales of food and beverage of $1.6 million at our comparable hotel properties.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, increased $410,000, or 2.5%, to $16.7 million in the 2024 quarter compared to the 2023 quarter. This increase is attributable to higher other revenue of $2.1 million from our comparable hotel properties and $5,000 from the Stirling hotel properties, partially offset by a decrease of $1.4 million from our Hotel Dispositions and $321,000 for the KEYS A and B properties that went into receivership. Other revenue decreased $19,000, or 2.9%, to $639,000 in the 2024 quarter compared to the 2023 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $14.2 million, or 6.3%, to $210.9 million in the 2024 quarter compared to the 2023 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $6.7 million in the 2024 quarter compared to the 2023 quarter, comprised of a decrease of $7.1 million from our Hotel Dispositions and $2.0 million for the KEYS A and B properties that went into receivership offset by an increase of $2.4 million from our comparable hotel properties. Direct expenses were 31.4% of total hotel revenue for the 2024 quarter and 31.0% for the 2023 quarter. Indirect expenses and management fees decreased $7.5 million in the 2024 quarter compared to the 2023 quarter, comprised of an decrease of $7.6 million from our Hotel Dispositions and $3.2 million for the KEYS A and B properties that went into receivership offset by an increase of $3.2 million from our comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $827,000 or 5.0%, to $17.4 million in the 2024 quarter compared to the 2023 quarter, which was primarily due to an increase of $1.8 million from our comparable hotel properties and $32,000 from the Stirling hotel properties partially offset by a decrease of $954,000 from our Hotel Dispositions and 337,000 for the KEYS A and B properties that went into receivership.
Depreciation and Amortization. Depreciation and amortization decreased $7.3 million or 15.3%, to $40.5 million in the 2024 quarter compared to the 2023 quarter, which consisted of lower depreciation of $2.3 million from our comparable hotel properties primarily related to fully depreciated assets, $3.8 million from our Hotel Dispositions and $1.4 million for the KEYS A and B properties that went into receivership.
Advisory Services Fee. Advisory services fee increased $2.2 million, or 17.1%, to $15.2 million in the 2024 quarter compared to the 2023 quarter. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford Inc. and the Company and between Ashford Inc. and Stirling OP. In the 2024 quarter, the advisory services fee was comprised of a base advisory fee of $8.2 million, equity-based compensation of $536,000 associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc.

and reimbursable expenses of $6.4 million. In the 2023 quarter, the advisory services fee comprised of a base advisory fee of $8.5 million, equity-based compensation of $1.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $3.2 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $5.7 million, or 216.7%, to $8.3 million in the 2024 quarter compared to the 2023 quarter. The increase was primarily attributable to higher reimbursed operating expenses of Ashford Securities of $4.8 million, higher legal and professional fees of $237,000, higher other expense of $108,000 and $544,000 of costs related to start-up expenses of Stirling Inc.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain on disposition of assets and hotel properties changed $7.0 million, from a loss of $24,000 in the 2023 quarter to a gain of $7.0 million in the 2024 quarter. The gain in the 2024 quarter was primarily related to the sale of the Residence Inn in Salt Lake City, Utah. The loss in the 2023 quarter was primarily due to asset dispositions.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets was $133.9 million in the 2024 quarter related to the derecognition of assets related to the hotel properties securing the KEYS Pool A and KEYS Pool B mortgage loans that were placed into receivership in March 2024.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $534,000 in the 2024 quarter, which consisted of equity in loss of $109,000 from OpenKey and $425,000 from an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California and $396,000 in the 2023 quarter, which consisted of our share of loss of $150,000 in OpenKey and $246,000 in the Meritage investment.
Interest Income. Interest income was $2.0 million and $2.6 million in the 2024 quarter and the 2023 quarter, respectively. The decrease in interest income in the 2024 quarter was primarily attributable to lower excess cash balances in the 2024 quarter compared to the 2023 quarter.
Other Income (Expense). In the 2024 quarter and the 2023 quarter we recorded miscellaneous income of $35,000 and $134,000, respectively.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $407,000, or 0.5%, to $74.0 million in the 2024 quarter compared to the 2023 quarter. The decrease was primarily due to lower cash interest expense and amortization of loan costs of $2.5 million on the Oaktree loan attributable to a lower principal balance and the Oaktree deferred loan costs becoming fully amortized and $4.7 million from our Hotel Dispositions, partially offset by a $3.7 million increase in interest expense at our comparable hotel properties primarily due to higher interest rates on our variable rate debt and lower credits to interest expense of $3.0 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default. The average SOFR rates in the 2024 quarter and the 2023 quarter were 5.33% and 4.50%, respectively. The average LIBOR rate in the 2023 quarter was 4.62%.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership increased $5.0 million, or 69.3%, from $7.1 million in the 2023 quarter to $12.1 million in the 2024 quarter. The increase is primarily due to higher interest rates, default charges and late fees on the KEYS Pool A and KEYS Pool B mortgage loans.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $402,000 to $18,000 in the 2024 quarter compared to the 2023 quarter. In the 2024 quarter, we incurred fees of $18,000 related to loan refinances and modifications. In the 2023 quarter, we incurred fees of $402,000 related to various loan modifications.
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $45,000 in the 2024 quarter primarily related to the deed in lieu of foreclosure transaction for the KEYS Pool F mortgage loan.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed $10.2 million from a loss of $5.4 million in the 2023 quarter to a gain of $4.8 million in the 2024 quarter. In the 2024 quarter, we recognized an unrealized gain of $2.6 million from the revaluation of the embedded debt derivative in the Oaktree Agreement and a realized gain of $8.7 million related to payments from counterparties on interest rate caps, partially offset by an unrealized loss of $6.6 million associated with interest rate caps. In the 2023 quarter, we recognized an unrealized loss of $14.0 million associated with interest rate caps and an unrealized loss of $934,000 from the revaluation of the embedded debt derivative in the Oaktree Agreement partially offset by a realized gain of $9.5 million related to payments from counterparties on interest rate caps.

Income Tax (Expense) Benefit. Income tax expense increased $82,000, from $221,000 in the 2023 quarter to $303,000 in the 2024 quarter. This increase was primarily due to an increase in current state taxes in the 2024 quarter compared to the 2023 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $9,000 in 2023.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $853,000 in the 2024 quarter and a net loss of $600,000 in the 2023 quarter. Redeemable noncontrolling interests represented ownership interests of 1.25% and 0.92% in the operating partnership at March 31, 2024 and 2023, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2024, the Company held cash and cash equivalents of $112.7 million and restricted cash of $135.7 million (including amounts held for sale), the vast majority of which is comprised of lender and manager-held reserves. As of March 31, 2024, $23.5 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At March 31, 2024, our net debt to gross assets was 68.5%.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At March 31, 2024, 13 of our hotels were in cash traps and approximately $2.7 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time, which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
Debt Transactions
The Company continues to work with the lender for the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender, and the Company anticipates that transfer could occur in the second quarter of 2024. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties securing the KEYS A and KEYS B loan pools have been transferred to a court-appointed receiver. Below is a summary of the hotel properties securing the KEYS Pool A loan and KEYS Pool B loan:
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
We derecognized the hotel properties securing the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotels, and accordingly recognized a gain of $133.9 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations and recorded a contract asset of $378.2 million, which represents the liabilities we expect to be released from upon final resolution with the lender on the KEYS Pool A and KEYS Pool B loans in exchange for the transfer of ownership of the respective hotel properties. The $180.7 million KEYS Pool A and the $174.4 million KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities of the Company until final resolution with the lender is concluded, and thus is included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
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

On April 9, 2024, the Company sold the Hilton Boston Back Bay Hotel for $171 million in cash. The Company also repaid the $98 million mortgage loan secured by the hotel property and used the remaining net proceeds to pay down the Company’s Oaktree loan.
On May 9, 2024, the Company refinanced the $240 million mortgage loan that was secured by the Renaissance Hotel in Nashville, Tennessee and the Westin Hotel in Princeton, New Jersey. The new mortgage loan totals $267.2 million, and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 3.98%. As part of this refinancing, the Westin Princeton is now unencumbered and the Company has listed this property for sale. The Company plans to use the excess proceeds from the refinancing for general corporate purposes including paying down the Company’s strategic financing.
Equity Transactions
On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. The Company filed a Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement. As of May 7, 2024, the Company has issued approximately 900,000 shares of common stock for gross proceeds of approximately $12.9 million under the M3A Purchase Agreement.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of May 7, 2024, the Company has issued approximately 4.6 million shares (exclusive of the dividend reinvestment plan shares) of Series J Preferred Stock and received net proceeds of approximately $102.6 million and approximately 310,000 shares (exclusive of the dividend reinvestment plan shares) of Series K Preferred Stock and received net proceeds of approximately $7.5 million.
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
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of May 7, 2024, the Company has issued approximately 4.2 million shares of common stock for gross proceeds of approximately $6.5 million under the Virtu Equity Distribution Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(46.5) million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations, our hotel disposition and derecognition of assets in 2024, as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2024, net cash flows used in investing activities were $16.8 million. Cash outflows consisted of $33.9 million for capital improvements made to various hotel properties and $1.9 million from the issuance of a note receivable, partially offset by cash inflows of $18.9 million of net proceeds from the disposition of assets and hotel properties and $154,000 from property insurance proceeds.
For the three months ended March 31, 2023, net cash flows used in investing activities were $29.4 million. Cash outflows primarily consisted of $29.3 million for capital improvements made to various hotel properties and $149,000 of payments for franchise fees, partially offset by cash inflows of $75,000 related to proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2024, net cash flows provided by financing activities were $133,000. Cash inflows primarily consisted of $20.9 million of net proceeds from preferred stock offerings, $2.0 million of net proceeds from common stock offerings and $9.1 million from counterparty payments primarily from in-the-money interest rate caps and $2.0 million of contributions from noncontrolling interest in consolidated entities, partially offset by cash outflows of $22.1 million for repayments of indebtedness, $1.9 million for payments of loan costs and exit fees, $4.6 million of payments for preferred dividends and $5.3 million of payments for derivatives.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2023 Form 10-K. There have been no material changes in these critical accounting policies.
NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of discounts and loan costs, net, income taxes, depreciation and amortization, as adjusted to reflect only the Company’s portion of EBITDA of unconsolidated entities. In addition, we exclude impairment on real estate, gain/loss on disposition of assets and hotel properties, gain/loss on derecognition of assets and gain/loss of unconsolidated entities to calculate EBITDAre, as defined by NAREIT.
We then further adjust EBITDAre to exclude certain additional items such as write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, stock/unit-based compensation and non-cash items such as amortization of unfavorable contract liabilities, realized and unrealized gains/losses on derivative instruments, gains/losses on extinguishment of debt, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$72,405	$(61,522)
Interest expense and amortization of discounts and loan costs	73,961	74,368
Interest expense associated with hotels in receivership	12,098	7,147
Depreciation and amortization	40,544	47,855
Income tax expense (benefit)	303	221
Equity in (earnings) loss of unconsolidated entities	534	396
Company’s portion of EBITDA of unconsolidated entities	(166)	(69)
EBITDA	199,679	68,396
Gain (loss) on sale of assets and hotel properties	(6,956)	24
Gain (loss) on derecognition of assets	(133,909)	—
EBITDAre	58,814	68,420
Amortization of unfavorable contract liabilities	(31)	29
Transaction and conversion costs	4,956	119
Write-off of premiums, loan costs and exit fees	18	420
Realized and unrealized (gain) loss on derivatives	(4,761)	5,415
Stock/unit-based compensation	564	1,333
Other (income) expense, net	(35)	(120)
(Gain) loss on extinguishment of debt	(45)	—
Company’s portion of adjustments to EBITDAre of unconsolidated entities	—	1
Adjusted EBITDAre	$59,480	$75,617

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on consolidation of VIE and disposition of assets, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, stock/unit-based compensation, gains/losses on insurance settlements and non-cash items such as deemed dividends on redeemable preferred stock, amortization of loan costs, amortization of credit facility exit fee, default interest and late fees, unrealized gains/losses on derivative instruments, gains/losses on extinguishment of debt and preferred stock and interest expense associated with hotels in receivership and our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than we do. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to a) GAAP net income or loss as an indication of our financial performance or b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$72,405	$(61,522)
(Income) loss attributable to noncontrolling interest in consolidated entities	9	—
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(853)	600
Preferred dividends	(5,011)	(3,243)
Deemed dividends on redeemable preferred stock	(682)	(407)
Gain (loss) on extinguishment of preferred stock	1,573	—
Net income (loss) attributable to common stockholders	67,441	(64,572)
Depreciation and amortization of real estate	40,544	47,855
(Gain) loss on disposition of assets and hotel properties	(6,956)	24
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	853	(600)
Equity in (earnings) loss of unconsolidated entities	534	396
(Gain) loss on derecognition of assets	(133,909)	—
Company’s portion of FFO of unconsolidated entities	(407)	(287)
FFO available to common stockholders and OP unitholders	(31,900)	(17,184)
Deemed dividends on redeemable preferred stock	682	407
(Gain) loss on extinguishment of preferred stock	(1,573)	—
Transaction and conversion costs	4,956	119
Write-off of premiums, loan costs and exit fees	18	420
Unrealized (gain) loss on derivatives	3,953	14,942
Stock/unit-based compensation	564	1,333
Other (income) expense, net	(35)	(120)
Amortization of term loan exit fee	844	4,156
Amortization of loan costs	2,208	2,771
(Gain) loss on extinguishment of debt	(45)	—
Interest expense associated with hotels in receivership	6,551	—
Company’s portion of adjustments to FFO of unconsolidated entities	—	1
Adjusted FFO available to common stockholders and OP unitholders	$(13,777)	$6,845

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2024:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full-service	150	100	150
Embassy Suites	Dallas, TX	Full-service	150	100	150
Embassy Suites	Herndon, VA	Full-service	150	100	150
Embassy Suites	Las Vegas, NV	Full-service	220	100	220
Embassy Suites	Houston, TX	Full-service	150	100	150
Embassy Suites	West Palm Beach, FL	Full-service	160	100	160
Embassy Suites	Philadelphia, PA	Full-service	263	100	263
Embassy Suites	Arlington, VA	Full-service	269	100	269
Embassy Suites	Portland, OR	Full-service	276	100	276
Embassy Suites	Santa Clara, CA	Full-service	258	100	258
Embassy Suites	Orlando, FL	Full-service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select-service	119	100	119
Hilton Garden Inn	Austin, TX	Select-service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select-service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select-service	176	100	176
Hilton	Houston, TX	Full-service	242	100	242
Hilton	St. Petersburg, FL	Full-service	333	100	333
Hilton	Santa Fe, NM	Full-service	158	100	158
Hilton	Bloomington, MN	Full-service	300	100	300
Hilton	Costa Mesa, CA	Full-service	486	100	486
Hilton	Boston, MA	Full-service	390	100	390
Hilton	Parsippany, NJ	Full-service	353	100	353
Hilton	Tampa, FL	Full-service	238	100	238
Hilton	Alexandria, VA	Full-service	252	100	252
Hilton	Santa Cruz, CA	Full-service	178	100	178
Hilton	Ft. Worth, TX	Full-service	294	100	294
Hampton Inn (7)	Buford, GA	Select-service	92	100	92
Hampton Inn	Lawrenceville, GA	Select-service	85	100	85
Hampton Inn	Evansville, IN	Select-service	140	100	140
Hampton Inn	Parsippany, NJ	Select-service	152	100	152
Marriott	Beverly Hills, CA	Full-service	260	100	260
Marriott	Arlington, VA	Full-service	703	100	703
Marriott	Dallas, TX	Full-service	265	100	265
Marriott	Fremont, CA	Full-service	357	100	357
Marriott	Memphis, TN	Full-service	232	100	232
Marriott	Irving, TX	Full-service	499	100	499
Marriott	Omaha, NE	Full-service	300	100	300
Marriott	Sugarland, TX	Full-service	300	100	300
SpringHill Suites by Marriott	Kennesaw, GA	Select-service	90	100	90
SpringHill Suites by Marriott (7)	Buford, GA	Select-service	97	100	97
Fairfield Inn by Marriott	Kennesaw, GA	Select-service	86	100	86
Courtyard by Marriott	Bloomington, IN	Select-service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select-service	315	100	315
Courtyard by Marriott	Denver, CO	Select-service	202	100	202
Courtyard by Marriott	Manchester, CT	Select-service	90	100	90
Courtyard by Marriott	Gaithersburg, MD	Select-service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select-service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select-service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select-service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select-service	154	100	154
Marriott Residence Inn	Evansville, IN	Select-service	78	100	78
Marriott Residence Inn	Orlando, FL	Select-service	350	100	350

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Marriott Residence Inn	Falls Church, VA	Select-service	159	100	159
Marriott Residence Inn	San Diego, CA	Select-service	150	100	150
Marriott Residence Inn (7)	Jacksonville, FL	Select-service	120	100	120
Marriott Residence Inn (7)	Manchester, CT	Select-service	96	100	96
One Ocean	Atlantic Beach, FL	Full-service	193	100	193
Sheraton Hotel	Minneapolis, MN	Full-service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full-service	378	100	378
Sheraton Hotel	Anchorage, AK	Full-service	370	100	370
Sheraton Hotel	San Diego, CA	Full-service	260	100	260
Hyatt Regency	Coral Gables, FL	Full-service	254	100	254
Hyatt Regency	Hauppauge, NY	Full-service	358	100	358
Hyatt Regency	Savannah, GA	Full-service	351	100	351
Renaissance	Nashville, TN	Full-service	674	100	674
Annapolis Historic Inn	Annapolis, MD	Full-service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full-service	168	100	168
Silversmith	Chicago, IL	Full-service	144	100	144
The Churchill	Washington, D.C.	Full-service	173	100	173
The Melrose	Washington, D.C.	Full-service	240	100	240
Le Pavillon (1)	New Orleans, LA	Full-service	226	100	226
The Ashton	Ft. Worth, TX	Full-service	39	100	39
Westin	Princeton, NJ	Full-service	296	100	296
Hotel Indigo	Atlanta, GA	Full-service	141	100	141
Ritz-Carlton	Atlanta, GA	Full-service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full-service	157	100	157

Leasehold Properties
La Concha Key West (2) (3)	Key West, FL	Full-service	160	100	160
Renaissance (4)	Palm Springs, CA	Full-service	410	100	410
Hilton (5)	Marietta, GA	Full-service	200	100	200
Le Meridien (6)	Fort Worth, TX	Full-service	188	33	61
Total			18,614		18,487
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
At March 31, 2024, our total indebtedness of $3.0 billion included $2.7 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2024 would be approximately $6.8 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $274.5 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at March 31, 2024, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023 the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2024, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. We intend to vigorously defend this matter and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, the following risk factor should be carefully considered in evaluating us and our business.
Actions of activist stockholders have caused and could continue to cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.
We have been and may continue to be subject to proposals or other actions by stockholders urging us to take certain corporate actions. If activist stockholder activities continue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. For example, Blackwells Capital LLC and certain of its affiliates filed a definitive proxy statement on May 2, 2024 encouraging the Company’s stockholders to vote against the Company’s director nominees. We have been and may continue to be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. This may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
January 1 to January 31	—		$—		—	$200,000
February 1 to February 29	16,630	(2)	1.84	(3)	—	200,000
March 1 to March 31	15,137	(2)	1.51	(3)	—	200,000
Total	31,767		$1.68		—
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
(2)There is no cost associated with the forfeiture of 62 and 61 restricted shares of our common stock in February and March, respectively.
(3)Includes 16,568 and 15,076 shares in February and March that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
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
3.6
Articles Supplementary establishing the Series J Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.7
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.8
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016 by Amendment No. 4 on March 17, 2022 and by Amendment No. 5 on February 23, 2023 by Amendment No. 6 on August 8, 2023 and by Amendment No. 7 on February 27, 2024, adopted on February 27, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on March 1, 2024) (File No. 01-31775)

10.1
Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

Exhibit	Description
10.2
Second Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of March 12, 2024, by and among, Ashford TRS companies and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

10.3
Amended and Restated Master Project Management Agreement, dated as of March 12, 2024, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation, and Premier Project Management LLC (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

10.4
Amendment No. 3 to Credit Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OCM AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

10.5
Limited Waiver Under Advisory Agreement, dated as of March 11 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

10.6
Limited Waiver to Credit Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

10.7*	Agreement of Purchase and Sale, dated as of January 29, 2024, by and between Beantown Hotel Owner, LLC and PIM Boston Back Bay LLC and PIM TRS Boston Back Bay LLC

10.7.1*	First Amendment to Agreement of Purchase and Sale, dated as of February 28, 2024, by and between Beantown Hotel Owner, LLC and PIM Boston Back Bay LLC and PIM TRS Boston Back Bay LLC

10.7.2*	Second Amendment to Agreement of Purchase and Sale, dated as of April 8, 2024, by and between Beantown Hotel Owner, LLC and PIM Boston Back Bay LLC and PIM TRS Boston Back Bay LLC

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	May 9, 2024	By:	/s/ J. ROBISON HAYS, III
J. Robison Hays, III
President and Chief Executive Officer

Date:	May 9, 2024	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer