Form 10-Q
period 2024-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2024-08-08
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	50,196,580
(Class)	Outstanding at August 6, 2024

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Investments in hotel properties, net ($131,869 and $122,938 attributable to VIEs).	$2,503,091	$2,951,932
Contract asset	390,104	—
Cash and cash equivalents ($3,845 and $2,363 attributable to VIEs)	121,774	165,231
Restricted cash ($6,480 and $17,346 attributable to VIEs)	124,501	146,079
Accounts receivable ($221 and $271 attributable to VIEs), net of allowance of $898 and $1,214, respectively	61,319	45,521
Inventories ($5 and $5 attributable to VIEs)	3,612	3,679
Notes receivable, net	10,846	7,369
Investments in unconsolidated entities	9,265	9,960
Deferred costs, net ($197 and $218 attributable to VIEs)	1,666	1,808
Prepaid expenses ($677 and $651 attributable to VIEs)	15,207	12,806
Derivative assets	16,332	13,696
Operating lease right-of-use assets	43,905	44,047
Other assets ($1,956 and $1,433 attributable to VIEs)	17,677	25,309
Intangible assets	797	797
Due from related parties, net ($20 and $0 attributable to VIEs)	4,169	—
Due from third-party hotel managers	22,163	21,664
Assets held for sale	—	12,383
Total assets	$3,346,428	$3,462,281
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($71,576 and $70,073 attributable to VIEs)	$2,758,649	$3,040,951
Debt associated with hotels in receivership	355,120	355,120
Finance lease liability	18,235	18,469
Other finance liability ($26,963 and $26,858 attributable to VIEs)	26,963	26,858
Accounts payable and accrued expenses ($11,140 and $14,405 attributable to VIEs)	134,571	129,323
Accrued interest payable ($509 and $241 attributable to VIEs)	11,788	12,985
Accrued interest associated with hotels in receivership	34,984	14,024
Dividends and distributions payable ($1 and $147 attributable to VIEs)	3,767	3,566
Due to Ashford Inc., net ($4,289 and $1,396 attributable to VIEs)	7,513	13,261
Due to related parties, net ($0 and $123 attributable to VIEs)	—	5,874
Due to third-party hotel managers ($128 and $110 attributable to VIEs)	1,272	1,193
Intangible liabilities, net	1,997	2,017
Operating lease liabilities	44,559	44,765
Other liabilities	3,357	3,499
Liabilities related to assets held for sale	—	14,653
Total liabilities	3,402,775	3,686,558
Commitments and contingencies (note 17)
Redeemable noncontrolling interests in operating partnership	22,972	22,007
Series J Redeemable Preferred Stock, $0.01 par value, 5,206,397 and 3,475,318 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	119,817	79,975
Series K Redeemable Preferred Stock, $0.01 par value, 357,934 and 194,193 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	8,840	4,783
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,159,927 and 1,159,927 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	12	12
Series F Cumulative Preferred Stock, 1,095,244 and 1,175,344 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	11	11
Series G Cumulative Preferred Stock, 1,503,296 and 1,531,996 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	15	15
Series H Cumulative Preferred Stock, 1,090,190 and 1,170,325 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	11	12
Series I Cumulative Preferred Stock, 1,104,023 and 1,160,923 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	11	12
Common stock, $0.01 par value, 400,000,000 shares authorized, 46,757,956 and 37,422,056 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	468	374
Additional paid-in capital	2,389,941	2,382,975
Accumulated deficit	(2,616,339)	(2,729,312)
Total stockholders’ equity (deficit) of the Company	(225,870)	(345,901)
Noncontrolling interest in consolidated entities	17,894	14,859
Total equity (deficit)	(207,976)	(331,042)
Total liabilities and equity/deficit	$3,346,428	$3,462,281
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Rooms	$243,605	$293,915	$472,812	$546,870
Food and beverage	55,260	61,747	112,618	120,738
Other hotel revenue	16,934	19,316	33,626	35,598
Total hotel revenue	315,799	374,978	619,056	703,206
Other	683	771	1,322	1,429
Total revenue	316,482	375,749	620,378	704,635
EXPENSES
Hotel operating expenses:
Rooms	54,073	66,035	108,753	125,238
Food and beverage	37,508	41,910	75,339	81,700
Other expenses	104,680	118,959	211,506	232,838
Management fees	11,184	13,773	22,734	26,019
Total hotel expenses	207,445	240,677	418,332	465,795
Property taxes, insurance and other	16,846	18,998	34,273	35,535
Depreciation and amortization	37,187	47,154	77,731	95,009
Advisory services fee	11,474	12,269	26,675	25,255
Corporate, general and administrative	7,194	4,904	15,403	7,516
Total operating expenses	280,146	324,002	572,414	629,110
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	87,441	1,077	94,397	1,053
Gain (loss) on derecognition of assets	11,725	—	145,634	—
OPERATING INCOME (LOSS)	135,502	52,824	287,995	76,578
Equity in earnings (loss) of unconsolidated entities	(162)	(181)	(695)	(577)
Interest income	1,688	2,310	3,672	4,867
Other income (expense)	37	109	72	243
Interest expense and amortization of discounts and loan costs	(68,416)	(81,097)	(142,377)	(155,465)
Interest expense associated with hotels in receivership	(11,944)	(8,493)	(24,042)	(15,640)
Write-off of premiums, loan costs and exit fees	(3,796)	(950)	(3,814)	(1,370)
Gain (loss) on extinguishment of debt	—	—	45	—
Realized and unrealized gain (loss) on derivatives	1,357	12,583	6,118	7,168
INCOME (LOSS) BEFORE INCOME TAXES	54,266	(22,895)	126,974	(84,196)
Income tax (expense) benefit	(3,455)	(2,062)	(3,758)	(2,283)
NET INCOME (LOSS)	50,811	(24,957)	123,216	(86,479)
(Income) loss attributable to noncontrolling interest in consolidated entities	8	—	17	—
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(565)	349	(1,418)	949
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	50,254	(24,608)	121,815	(85,530)
Preferred dividends	(5,468)	(3,752)	(10,479)	(6,995)
Deemed dividends on redeemable preferred stock	(669)	(826)	(1,351)	(1,233)
Gain (loss) on extinguishment of preferred stock	211	—	1,784	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$44,328	$(29,186)	$111,769	$(93,758)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$1.02	$(0.85)	$2.72	$(2.73)
Weighted average common shares outstanding – basic	43,243	34,429	40,850	34,385
Diluted:
Net income (loss) attributable to common stockholders	$0.25	$(0.85)	$0.77	$(2.73)
Weighted average common shares outstanding – diluted	189,364	34,429	153,046	34,385
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$50,811	$(24,957)	$123,216	$(86,479)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	50,811	(24,957)	123,216	(86,479)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	8	—	17	—
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(565)	349	(1,418)	949
Comprehensive income (loss) attributable to the Company	$50,254	$(24,608)	$121,815	$(85,530)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	1,160	$12	1,104	$11	1,532	$15	1,099	$11	1,144	$11	40,167	$402	$2,383,814	$(2,661,080)	$16,920	$(259,884)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	176	—	27	203
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	40	1	—	—	—	1
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	4,749	47	5,617	—	—	5,664
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(610)	—	(610)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(505)	—	(505)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(693)	—	(693)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(511)	—	(511)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(518)	—	(518)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,461)	—	(2,461)
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(170)	—	(170)
Dividends Declared - Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Issuance of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	28	28
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	413	—	413
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(669)	—	(669)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	486	5	558	—	—	563
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	931	931
Extinguishment of preferred stock	—	—	(9)	—	(29)	—	(9)	—	(40)	—	1,316	13	(224)	211	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	50,254	(8)	50,246
Balance at June 30, 2024	1,160	$12	1,095	$11	1,503	$15	1,090	$11	1,104	$11	46,758	$468	$2,389,941	$(2,616,339)	$17,894	$(207,976)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	4,353	$100,192	262	$6,434	$22,300
Equity-based compensation	—	—	—	—	520
Issuance of restricted shares/units	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Issuances of preferred stock	871	19,486	101	2,439	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—
Dividends declared - Stirling OP	—	—	—	—	—
Issuance of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	(413)
Redemption value adjustment – preferred stock	—	565	—	104	—
Redemption of preferred stock	(18)	(426)	(5)	(137)	—
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—
Extinguishment of preferred stock	—	—	—	—	—
Net income (loss)	—	—	—	—	565
Balance at June 30, 2024	5,206	$119,817	358	$8,840	$22,972

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,160	$12	1,175	$11	1,532	$15	1,170	$12	1,161	$12	37,422	$374	$2,382,975	$(2,729,312)	$14,859	$(331,042)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(32)	—	(49)	—	—	(49)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	496	—	40	536
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	40	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	6,165	62	7,738	—	—	7,800
Issuances of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,223)	—	(1,223)
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,014)	—	(1,014)
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,399)	—	(1,399)
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,026)	—	(1,026)
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,054)	—	(1,054)
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,473)	—	(4,473)
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(290)	—	(290)
Dividends declared - Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8)	(8)
Issuance of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	41	41
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	1,204	—	1,204
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,351)	—	(1,351)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	509	5	590	—	—	595
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,979	2,979
Extinguishment of preferred stock	—	—	(80)	—	(29)	—	(80)	(1)	(57)	(1)	2,654	27	(1,809)	1,784	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	121,815	(17)	121,798
Balance at June 30, 2024	1,160	$12	1,095	$11	1,503	$15	1,090	$11	1,104	$11	46,758	$468	$2,389,941	$(2,616,339)	$17,894	$(207,976)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	3,475	79,975	194	4,783	22,007
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	751
Issuance of restricted shares/units	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Issuances of preferred stock	1,749	39,048	170	4,095	—
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—
Dividends declared - Stirling OP	—	—	—	—	—
Issuance of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	(1,204)
Redemption value adjustment – preferred stock	—	1,220	—	131	—
Redemption of preferred stock	(18)	(426)	(6)	(169)	—
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—
Extinguishment of preferred stock	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—
Net income (loss)	—	—	—	—	1,418
Balance at June 30, 2024	5,206	$119,817	358	$8,840	$22,972

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,478	$345	$2,384,000	$(2,598,791)	$—	$(214,381)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(7)	—	(27)	—	—	(27)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	832	—	—	832
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	22	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock –Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(620)	—	(620)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(576)	—	(576)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	—	(706)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(614)	—	(614)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(588)	—	(588)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(618)	—	(618)
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(393)	—	(393)
Redemption value adjustment - preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(826)	—	(826)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,961	7,961
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,608)	—	(24,608)
Balance at June 30, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,493	$345	$2,384,805	$(2,628,370)	$7,961	$(235,194)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	502	11,543	34	843	21,617
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	748
Issuance of restricted shares/units	—	—	—	—	—
Issuance of preferred stock	1,075	23,932	38	899	—
Dividends declared – preferred stock –Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	393
Redemption value adjustment – preferred stock	—	802	—	24	—
Redemption of preferred stock	(2)	(53)	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—
Net income (loss)	—	—	—	—	(349)
Balance at June 30, 2023	1,575	$36,224	72	$1,766	$22,409

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,495	$345	$2,383,244	$(2,534,043)	$—	$(150,389)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(24)	—	(83)	—	—	(83)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,644	—	—	1,644
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	22	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,240)	—	(1,240)
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,153)	—	(1,153)
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,412)	—	(1,412)
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,227)	—	(1,227)
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,175)	—	(1,175)
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(751)	—	(751)
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	(37)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(569)	—	(569)
Redemption value adjustment - preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,233)		(1,233)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,961	7,961
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,530)	—	(85,530)
Balance at June 30, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	34,493	$345	$2,384,805	$(2,628,370)	$7,961	$(235,194)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	87	$2,004	2	$44	$21,550
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,239
Issuance of restricted shares/units	—	—	—	—	—
Issuance of preferred stock	1,490	33,091	70	1,671	—
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	569
Redemption value adjustment – preferred stock	—	1,182	—	51	—
Redemption of preferred stock	(2)	(53)	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—
Net income (loss)	—	—	—	—	(949)
Balance at June 30, 2023	1,575	$36,224	72	$1,766	$22,409
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$123,216	$(86,479)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	77,731	95,009
Amortization of intangibles	(81)	7
Recognition of deferred income	(111)	(249)
Bad debt expense	1,134	1,502
Deferred income tax expense (benefit)	22	23
Equity in (earnings) loss of unconsolidated entities	695	577
(Gain) loss on consolidation of VIE and disposition of assets and hotel properties	(94,397)	(1,053)
(Gain) loss on derecognition of assets	(145,634)	—
(Gain) loss on extinguishment of debt	(45)	—
Realized and unrealized (gain) loss on derivatives	(6,118)	(7,168)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	10,028	11,717
Equity-based compensation	1,287	2,883
Non-cash interest income	(916)	(243)
Changes in operating assets and liabilities, exclusive of the effect of the consolidation of VIE and disposition of asset and hotel properties and derecognition of assets:
Accounts receivable and inventories	(20,403)	(10,575)
Prepaid expenses and other assets	4,195	(2,435)
Accounts payable and accrued expenses and accrued interest payable	7,242	15,849
Accrued interest associated with hotels in receivership	20,960	1,894
Due to/from related parties	(10,122)	2,633
Due to/from third-party hotel managers	(2,363)	3,567
Due to/from Ashford Inc., net	(4,803)	7,838
Operating lease liabilities	(204)	332
Operating lease right-of-use assets	201	(336)
Other liabilities	(3)	(4)
Net cash provided by (used in) operating activities	(38,489)	35,289
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(64,816)	(68,005)
Net proceeds from disposition of assets and hotel properties	300,022	—
Payments for initial franchise fees	—	(149)
Issuance of note receivable	(2,632)	—
Proceeds from property insurance	755	327
Restricted cash received from initial consolidation of VIE	—	18,201
Net cash provided by (used in) investing activities	233,329	(49,626)
Cash Flows from Financing Activities
Borrowings on indebtedness	28,223	99,655
Repayments of indebtedness	(316,418)	(257,473)
Payments for loan costs and exit fees	(16,598)	(9,862)
Payments for dividends and distributions	(9,466)	(6,674)
Purchases of common stock	(49)	(90)
Redemption of preferred stock	—	(53)
Payments for derivatives	(15,088)	(14,184)
Proceeds from derivatives	16,429	31,037
Proceeds from common stock offerings	7,746	—
Proceeds from preferred stock offerings	42,341	34,680
Payments on finance lease liabilities	(234)	(192)
Issuance of Stirling OP common units	36	—
Contributions from noncontrolling interest in consolidated entities	2,979	—
Net cash provided by (used in) financing activities	(260,099)	(123,156)

	Six Months Ended June 30,
	2024	2023
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(65,259)	(137,493)
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	311,534	559,026
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$246,275	$421,533

Supplemental Cash Flow Information
Interest paid	$142,695	$158,928
Income taxes paid (refunded)	1,055	8
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$15,006	$17,888
Accrued common stock offering costs	66	—
Accrued preferred stock offering costs	13	—
Non-cash issuance of Stirling OP common units	8	—
Non-cash extinguishment of preferred stock	5,393	—
Issuance of common stock from preferred stock exchanges	3,609	—
Non-cash preferred stock dividends	816	61
Unsettled proceeds from derivatives	1,319	1,412
Non-cash derecognition of assets	231,639	—
Dividends and distributions declared but not paid	3,767	3,378
Consolidation of VIEs (VIE asset/(liability) additions	—	(681)
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$165,231	$417,064
Restricted cash at beginning of period	146,079	141,962
Cash, cash equivalents and restricted cash at beginning of period	311,310	559,026
Cash and cash equivalents at beginning of period included in assets held for sale	1	—
Restricted cash at beginning of period included in assets held for sale	223	—
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	$311,534	$559,026

Cash and cash equivalents at end of period	$121,774	$251,547
Restricted cash at end of period	124,501	167,473
Cash, cash equivalents and restricted cash at end of period	246,275	419,020
Restricted cash at end of period included in assets held for sale	—	2,513
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$246,275	$421,533
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of June 30, 2024, we held interests in the following assets:
•69 consolidated operating hotel properties, which represent 17,087 total rooms;
•Four consolidated operating hotel properties, which represent 405 total rooms owned through a 99.3% ownership interest in Stirling REIT OP, LP (“Stirling OP”), which was formed by Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. See note 2;
•one consolidated hotel property under development through a 32.5% owned investment in a consolidated entity;
•15.1% ownership in OpenKey, Inc. (“OpenKey”) with a carrying value of approximately $1.3 million; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $8.0 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2024, our 69 operating hotel properties and four Stirling OP hotel properties were leased or owned by our wholly owned or majority owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. Our 69 operating hotel properties and four Stirling OP hotel properties in our consolidated portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 50 of our 69 operating hotel properties and three of the four Stirling OP hotel properties. Third-party management companies manage the remaining hotel properties.
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
815 Commerce Managing Member, LLC (“815 Commerce MM”) is considered to be a VIE, as defined by authoritative accounting guidance. On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce MM, which is developing the Le Meridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. During 2023, the Company funded a default loan to the manager of 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. The total amount of balancing deposits required by the property construction lender are up to $9.5 million. At June 30, 2024 the Company has funded $9.5 million.
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
The Company determined the transaction resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the stockholders who have control over election or removal of the board of directors of Stirling Inc. that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by the Company through its equity interest, and substantially all of the activities are performed on the Company’s behalf. As a result, Ashford Trust began consolidating Stirling OP as of December 6, 2023 and as such, the properties and debt continue to be reflected on the Company's balance sheet at their historical carrying values. As of June 30, 2024 Ashford Trust remains the primary beneficiary and continues to consolidate Stirling OP.
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following transactions affect reporting comparability of our consolidated financial statements:

Property	Location	Type	Date
WorldQuest Resort	Orlando, FL	Disposition	August 1, 2023
Sheraton Bucks County	Langhorne, PA	Disposition	November 9, 2023
Embassy Suites Flagstaff	Flagstaff, AZ	Disposition	November 29, 2023
Embassy Suites Walnut Creek	Walnut Creek, CA	Disposition	November 29, 2023
Marriott Bridgewater	Bridgewater, NJ	Disposition	November 29, 2023
Marriott Research Triangle Park	Durham, NC	Disposition	November 29, 2023
W Atlanta	Atlanta, GA	Disposition	November 29, 2023
Courtyard Columbus Tipton Lakes	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
One Ocean	Atlantic Beach, FL	Disposition	June 27, 2024
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
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. As of June 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
providing the revised disclosures for all periods presented. As of June 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
Reclassification—Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$14,321	$4,077	$934	$—	$19,332
Boston, MA Area	1	7,974	639	471	—	9,084
Dallas / Ft. Worth, TX Area	5	14,710	3,969	1,100	—	19,779
Houston, TX Area	3	6,894	2,509	274	—	9,677
Los Angeles, CA Metro Area	4	17,912	4,119	1,173	—	23,204
Miami, FL Metro Area	2	5,899	2,633	345	—	8,877
Minneapolis - St. Paul, MN Area	2	3,897	1,551	140	—	5,588
Nashville, TN Area	1	16,003	7,005	1,214	—	24,222
New York / New Jersey Metro Area	4	11,471	3,513	511	—	15,495
Orlando, FL Area	2	5,586	366	530	—	6,482
Philadelphia, PA Area	1	3,631	268	288	—	4,187
San Diego, CA Area	2	6,158	460	376	—	6,994
San Francisco - Oakland, CA Metro Area	3	9,943	1,318	333	—	11,594
Tampa, FL Area	2	7,063	1,908	515	—	9,486
Washington D.C. - MD - VA Area	9	41,078	7,927	2,414	—	51,419
Other Areas	26	65,344	11,177	5,282	—	81,803
Disposed properties	21	5,721	1,821	1,034	—	8,576
Corporate	—	—	—	—	683	683
Total	94	$243,605	$55,260	$16,934	$683	$316,482

	Three Months Ended June 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$15,072	$4,240	$956	$—	$20,268
Boston, MA Area	1	7,726	776	449	—	8,951
Dallas / Ft. Worth, TX Area	5	13,880	3,762	1,002	—	18,644
Houston, TX Area	3	7,173	2,694	200	—	10,067
Los Angeles, CA Metro Area	4	18,416	4,499	1,095	—	24,010
Miami, FL Metro Area	2	6,099	2,241	232	—	8,572
Minneapolis - St. Paul, MN Area	2	3,960	1,463	155	—	5,578
Nashville, TN Area	1	15,369	7,598	1,032	—	23,999
New York / New Jersey Metro Area	4	11,122	4,059	703	—	15,884
Orlando, FL Area	2	6,309	407	525	—	7,241
Philadelphia, PA Area	1	3,424	281	198	—	3,903
San Diego, CA Area	2	5,626	349	367	—	6,342
San Francisco - Oakland, CA Metro Area	3	9,414	1,087	300	—	10,801
Tampa, FL Area	2	7,495	2,014	468	—	9,977
Washington D.C. - MD - VA Area	9	39,447	7,274	2,395	—	49,116
Other Areas	26	63,940	11,563	4,625	—	80,128
Disposed properties (1)	27	59,443	7,440	4,614	—	71,497
Corporate	—	—	—	—	771	771
Total	100	$293,915	$61,747	$19,316	$771	$375,749

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$27,638	$8,254	$1,871	$—	$37,763
Boston, MA Area	1	11,531	1,151	888	—	13,570
Dallas / Ft. Worth, TX Area	5	28,393	8,845	1,984	—	39,222
Houston, TX Area	3	13,018	4,986	524	—	18,528
Los Angeles, CA Metro Area	4	36,853	9,168	2,306	—	48,327
Miami, FL Metro Area	2	15,116	5,696	703	—	21,515
Minneapolis - St. Paul, MN	2	6,446	2,357	274	—	9,077
Nashville, TN Area	1	29,536	15,139	2,328	—	47,003
New York / New Jersey Metro Area	4	19,654	7,030	948	—	27,632
Orlando, FL Area	2	12,530	774	1,140	—	14,444
Philadelphia, PA Area	1	5,904	483	533	—	6,920
San Diego, CA Area	2	11,366	778	763	—	12,907
San Francisco - Oakland, CA Metro Area	3	18,931	2,652	723	—	22,306
Tampa, FL Area	2	16,696	4,219	1,022	—	21,937
Washington D.C. - MD - VA Area	9	70,903	13,988	4,576	—	89,467
Other Areas	26	116,691	22,187	9,640	—	148,518
Disposed properties	21	31,606	4,911	3,403	—	39,920
Corporate	—	—	—	—	1,322	1,322
Total	94	$472,812	$112,618	$33,626	$1,322	$620,378

	Six Months Ended June 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$29,029	$8,413	$1,770	$—	$39,212
Boston, MA Area	1	10,782	1,037	865	—	12,684
Dallas / Ft. Worth, TX Area	5	28,296	9,087	1,893	—	39,276
Houston, TX Area	3	13,987	5,252	481	—	19,720
Los Angeles, CA Metro Area	4	37,134	9,384	1,956	—	48,474
Miami, FL Metro Area	2	14,729	5,078	438	—	20,245
Minneapolis - St. Paul, MN	2	6,355	2,057	434	—	8,846
Nashville, TN Area	1	28,586	14,942	1,724	—	45,252
New York / New Jersey Metro Area	4	19,037	7,737	1,167	—	27,941
Orlando, FL Area	2	13,235	919	1,016	—	15,170
Philadelphia, PA Area	1	5,936	573	345	—	6,854
San Diego, CA Area	2	10,340	646	684	—	11,670
San Francisco - Oakland, CA Metro Area	3	17,536	2,535	596	—	20,667
Tampa, FL Area	2	17,342	3,997	922	—	22,261
Washington D.C. - MD - VA Area	9	67,467	13,157	4,241	—	84,865
Other Areas	26	116,789	22,235	8,349	—	147,373
Disposed properties (1)	27	110,290	13,689	8,717	—	132,696
Corporate	—	—	—	—	1,429	1,429
Total	100	$546,870	$120,738	$35,598	$1,429	$704,635
_____________________________
(1)    Includes WorldQuest Resort that was sold on August 1, 2023.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$475,682	$605,509
Buildings and improvements	2,847,066	3,331,645
Furniture, fixtures and equipment	158,765	175,991
Construction in progress	116,537	114,850
Hilton Marietta finance lease	17,269	17,269
Total cost	3,615,319	4,245,264
Accumulated depreciation	(1,112,228)	(1,293,332)
Investments in hotel properties, net	$2,503,091	$2,951,932
5. Dispositions and Impairment Charges
Dispositions
On March 1, 2024, the Company received notice that the hotel properties securing the KEYS Pool A and KEYS Pool B loans have been transferred to a court-appointed receiver.
We derecognized the hotel properties securing the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet as of March 1, 2024, when the receiver took control of the hotels, and accordingly recognized a gain of $133.9 million which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations. For the three months ended June 30, 2024, we recognized a gain of $11.7 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations. The gain primarily represents the accrued interest expense associated with the default of the KEYS A and KEYS B loans, which results in a corresponding increase of the contract asset on our consolidated balance sheet as we expect to be released from this obligation upon final resolution with the lender. See note 7.
On March 6, 2024, the Company sold the Residence Inn Salt Lake City in Salt Lake City, Utah for $19.2 million in cash. The sale resulted in a gain of approximately $6.9 million for the six months ended June 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On April 9, 2024, the Company sold the Hilton Boston Back Bay in Boston, Massachusetts for $171 million in cash. The sale resulted in a gain of approximately $117,000 for the three and six months ended June 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On April 23, 2024, the Company sold the Hampton Inn Lawrenceville in Lawrenceville, Georgia for $8.1 million in cash. The sale resulted in a gain of approximately $4.8 million for the three and six months ended June 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On May 30, 2024, the Company sold the Courtyard Manchester in Manchester, Connecticut for $8.0 million in cash. The sale resulted in a gain of approximately $2.1 million for the three and six months ended June 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On June 10, 2024, the Company sold the SpringHill Suites Kennesaw and Fairfield Inn Kennesaw in Kennesaw, Georgia for $17.5 million in cash. The sales resulted in a gain of approximately $9.6 million for the three and six months ended June 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On June 27, 2024, the Company sold the One Ocean Resort and Spa in Atlantic Beach, Florida for $87.0 million in cash. The sale resulted in a gain of approximately $70.9 million for the three and six months ended June 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The results of operations for disposed and derecognized hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2023 and 2024 dispositions. The following table includes condensed financial information for the three and six months ended June 30, 2024 and 2023 from the Company’s dispositions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total hotel revenue	$8,577	$71,497	$39,921	$132,696
Total hotel operating expenses	(6,673)	(46,160)	(29,453)	(89,413)
Property taxes, insurance and other	(616)	(3,692)	(3,022)	(7,262)
Depreciation and amortization	(418)	(8,995)	(3,770)	(18,452)
Total operating expenses	(7,707)	(58,847)	(36,245)	(115,127)
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	87,441	—	94,397	—
Gain (loss) on derecognition of assets	11,725	—	145,634	—
Operating income (loss)	100,036	12,650	243,707	17,569
Interest income	—	51	43	80
Interest expense and amortization of discounts and loan costs	(1,621)	(9,517)	(5,588)	(18,020)
Interest expense associated with hotels in receivership	(11,944)	(8,493)	(24,042)	(15,640)
Write-off of premiums, loan costs and exit fees	(850)	—	(838)	—
Gain (loss) on extinguishment of debt	—	—	45	—
Income (loss) before income taxes	85,621	(5,309)	213,327	(16,011)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(1,079)	61	(2,677)	165
Net income (loss) attributable to the Company	$84,542	$(5,248)	$210,650	$(15,846)
Impairment Charges
For the three and six months ended June 30, 2024 and 2023, no impairment charges were recorded.
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of June 30, 2024, the Company has made investments in OpenKey totaling approximately $5.5 million.
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
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	June 30, 2024	December 31, 2023
Carrying value of the investment in OpenKey (in thousands)	$1,286	$1,575
Ownership interest in OpenKey	15.1%	15.1%
Carrying value of the Meritage Investment (in thousands)	$7,979	$8,385
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OpenKey	$(180)	$(152)	$(289)	$(302)
Meritage Investment	18	(29)	(406)	(275)
	$(162)	$(181)	$(695)	$(577)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any other-than-temporary impairment is recorded in equity in earnings (loss) of unconsolidated entities. No impairment charges were recorded during the three and six months ended June 30, 2024 and 2023.
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral		Maturity	Interest Rate		June 30, 2024	December 31, 2023
Mortgage loan (2)	1	hotel	May 2024		4.99%	$—	$5,613
Mortgage loan (3)	1	hotel	June 2024	SOFR(1) +	2.00%	8,881	8,881
Mortgage loan (4)	2	hotels	August 2024		4.85%	—	10,945
Mortgage loan (5)	1	hotel	November 2024	SOFR(1) +	4.76%	86,000	86,000
Mortgage loan (6)	17	hotels	November 2024	SOFR(1) +	3.39%	409,750	409,750
Mortgage loan (7)	1	hotel	December 2024	SOFR(1) +	4.00%	37,000	37,000
Mortgage loan (8)	1	hotel	December 2024	SOFR(1) +	2.85%	13,683	13,759
Mortgage loan (9)	2	hotels	February 2025		4.45%	26,319	45,792
Mortgage loan (10)	8	hotels	February 2025	SOFR(1) +	3.28%	335,000	345,000
Mortgage loan	1	hotel	March 2025		4.66%	22,441	22,742
Mortgage loan (11)	2	hotels	March 2025	SOFR(1) +	2.80%	—	240,000
Mortgage loan (12)	19	hotels	April 2025	SOFR(1) +	3.51%	862,027	862,027
Mortgage loan (13)	4	hotels	June 2025	SOFR(1) +	4.03%	143,877	143,877
Mortgage loan (14)	4	hotels	June 2025	SOFR(1) +	4.29%	159,424	237,061
Mortgage loan (15)	5	hotels	June 2025	SOFR(1) +	3.02%	109,473	119,003
Mortgage loan (16)	1	hotel	August 2025	SOFR(1) +	3.91%	—	98,000
Term loan (17)	Equity		January 2026		14.00%	98,212	183,082
Mortgage loan (18)	2	hotels	May 2026	SOFR(1) +	4.00%	98,450	98,450
Mortgage loan (11)	1	hotel	May 2026	SOFR(1) +	3.98%	267,200	—
Mortgage loan (19)	4	hotels	December 2028		8.51%	30,200	30,200
Environmental loan (20)	1	hotel	April 2024		10.00%	588	571
Bridge loan (20)	1	hotel	December 2024		7.75%	20,898	19,889
TIF Loan (20)	1	hotel	August 2025		8.25%	5,609	5,609
Construction loan (20)	1	hotel	May 2033		11.26%	15,850	15,494
Total indebtedness						$2,750,882	$3,038,745
Premiums (discounts), net						306	(606)
Capitalized default interest and late charges						144	396
Deferred loan costs, net						(13,883)	(6,914)
Embedded debt derivative						21,200	23,696
Indebtedness, net						$2,758,649	$3,055,317
Indebtedness related to assets held for sale, net	1	hotel	February 2025		4.45%	—	14,366
						$2,758,649	$3,040,951
_____________________________
(1)    SOFR rates were 5.34% and 5.35% at June 30, 2024 and December 31, 2023, respectively.
(2)    On May 30, 2024, we sold this property for $8.0 million.
(3)    This mortgage loan is in default as of June 30, 2024. The interest rate does not include the default or late payment rate in effect as of June 30, 2024. This mortgage loan has a SOFR floor of 2.0%. The asset securing the mortgage loan was disposed of on July 16, 2024.
(4)     On June 10, 2024, we sold the two properties securing this mortgage loan for $17.5 million.
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
(11)     On May 9, 2024, we entered into a new $267.2 million loan secured by Nashville Renaissance. The new mortgage loan is interest only and bears interest at rate of SOFR + 3.98%, has a two-year initial term, and three one-year extension options, subject to satisfaction of certain conditions. The previous mortgage loan was secured by Nashville Renaissance and Princeton Westin. After the May 9, 2024 refinance, Princeton Westin is unencumbered.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(12)     This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in April 2024.
(13)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began effective June 2024. In accordance with exercising the extension option, the variable interest rate changed from SOFR + 3.90% to SOFR + 4.03%.
(14)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in June 2024. In accordance with exercising the extension option, we repaid $11.4 million of principal and the variable interest rate changed from SOFR + 4.17% to SOFR + 4.29%. A portion of his mortgage loan relates to One Ocean Resort, which was sold on June 27, 2024, resulting in a $66.2 million paydown. See note 5.
(15) This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in June 2024. In accordance with exercising the extension the extension option, we repaid $9.5 million of principal and the variable interest rate changed from SOFR + 2.90% to SOFR + 3.02%.
(16) On April 9, 2024, we sold this property for $171.0 million.
(17) On March 11, 2024, we amended this term loan. Terms of the amendment extended the current maturity date to January 2026.
(18) This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(19) This loan is associated with Stirling OP. See discussion in notes 1 and 2.
(20)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in notes 1, 2 and 8.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2024	2023	2024	2023
Interest expense and amortization of discounts and loan costs	$(18)	$(4,657)	$(879)	$(8,830)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the years ended December 31, 2021 and 2020, the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of the capitalized principal that was amortized during the three and six months ended June 30, 2024 was $101,000 and $244,000, respectively. For the three and six months ended June 30, 2023, the amount of principal amortization was $1.8 million and $4.9 million, respectively. The amount of the capitalized principal that was written off during the three and six months ended June 30, 2024 was $8,000 and $8,000, respectively. There was no write off during the three and six months ended June 30, 2023. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
We derecognized the hotel properties securing the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotel properties, and accordingly recognized a gain of $133.9 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations and recorded a contract asset of $378.2 million, which represented the liabilities we expect to be released from upon final resolution

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
with the lenders on the KEYS Pool A and KEYS Pool B mortgage loans in exchange for the transfer of ownership of the respective hotel properties. During the three months ended June 30, 2024, we recognized an additional gain of $11.7 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations that increased the contract asset to a total of $390.1 million at June 30, 2024, which is the amount we expect to be released from. The additional gain primarily represents the additional accrued interest expense recorded during the three months ended June 30, 2024. The $180.7 million KEYS Pool A and the $174.4 million KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus is included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction.
In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton Hotel in Fort Worth, Texas, which secures the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024.
We have extension options relating to certain property-level loans that will permit us to extend the maturity date of our loans if certain conditions are satisfied at the respective extension dates, including the achievement of debt yield targets required in order to extend such loans. To the extent we decide to extend the maturity date of the debt outstanding under the loans, we may be required to prepay a significant amount of the loans in order to meet the required debt yield.
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of June 30, 2024, we were in compliance with all covenants related to mortgage loans, with the exception of the KEYS Pool A, KEYS Pool B and the Ashton mortgage loans discussed above. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”). The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
In conjunction with the development of the Le Meridien in Fort Worth, Texas, which was consolidated as of May 31, 2023, the Company recorded for the three and six months ended June 30, 2024 $1.4 million and $2.7 million of capitalized interest. For the three and six months ended June 30, 2023, the Company recorded $566,000 and $566,000 of capitalized interest. These amounts are included in “investment in hotel properties, net” in our consolidated balance sheet. See note 4.
8. Note Receivable, Net and Other
As of June 30, 2024, the Company has a note receivable of $10.8 million, which consists of advances of $9.5 million and accrued interest of $1.3 million with the manager of 815 Commerce MM, who also holds a non-controlling interest in 815 Commerce MM. See discussion in note 2. As of June 30, 2024, the Company has a maximum note commitment of up to $9.5 million, which is the total of balancing deposits required by the property construction lender. On July 8, 2024, the Company approved additional funding of approximately $2.5 million. The note bears interest at 18.0% per annum. The note receivable is payable within 30 days after demand. If the manager fails upon demand to repay the note receivable with interest, the Company will have the right to convert the unpaid principal plus all accrued interest thereon to an additional capital contribution in which case the deemed additional capital contributions by the manager will be deemed to have not occurred and the percentage interests and the residual sharing percentages of the members shall be adjusted. The note receivable may be prepaid in whole or in part.
The following table summarizes the note receivable (dollars in thousands):

	Interest Rate	June 30, 2024	December 31, 2023
Note receivable	18.0%	$10,846	$7,369

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the interest income associated with the note receivable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2024	2023	2024	2023
Other income (expense)	$459	$20	$845	$20
On September 1, 2022, the Company sold the Sheraton Ann Arbor. Under the purchase and sale agreement, $1.5 million of the sales price is deferred, interest free, until the last day of the 24th month following the closing date (September 30, 2024). The components of the receivable, which is included in “other assets” in the consolidated balance sheet, are summarized below (dollars in thousands):

	Imputed Interest Rate	June 30, 2024	December 31, 2023
Deferred Consideration
Face amount	10.0%	$1,500	$1,500
Discount (1)		(37)	(108)
		$1,463	$1,392
_______________
(1)    The discount represents the imputed interest during the interest-free period.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2024	2023	2024	2023
Other income (expense)	$36	$32	$71	$64
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three and six months ended June 30, 2024 and 2023.
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
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Six Months Ended June 30,
	2024		2023
Interest rate caps:
Notional amount (in thousands)	$2,183,242	(1)	$1,704,167	(1)
Strike rate low end of range	3.10%		4.00%
Strike rate high end of range	7.31%		6.90%
Effective date range	February 2024 - June 2024		February 2023 - June 2023
Termination date range	February 2025 - May 2026		February 2024 - June 2025
Total cost (in thousands)	$15,088		$14,184
_______________
(1)These instruments were not designated as cash flow hedges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We held interest rate instruments as summarized in the table below:

	June 30, 2024		December 31, 2023
Interest rate caps:
Notional amount (in thousands)	$3,474,732	(1)	$3,351,271	(1)
Strike rate low end of range	2.00%		2.00%
Strike rate high end of range	7.31%		6.90%
Termination date range	November 2024 - May 2026		February 2024 - June 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$2,521,883		$2,689,927
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2024, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 5.340% to 3.877% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the June 30, 2024 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the risk-free rate of 4.88% was the discount rate utilized in the valuation and was determined based on reference to market yields for U.S. treasury debt instruments with similar terms;
•the recovery rate of 61.2% assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event of 63.8% were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of June 30, 2024.
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at December 31, 2022	$23,687
Re-measurement of fair value	934
Balance at March 31, 2023	24,621
Re-measurement of fair value	(1,961)
Balance at June 30, 2023	22,660
Re-measurement of fair value	436
Balance at September 30, 2023	23,096
Re-measurement of fair value	600
Balance at December 31, 2023	23,696
Re-measurement of fair value	(2,624)
Balance at March 31, 2024	21,072
Re-measurement of fair value	128
Balance at June 30, 2024	$21,200

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2024:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$16,332	$—	$16,332	(1)
Total	$—	$16,332	$—	$16,332
Liabilities
Embedded debt derivative	$—	$—	$(21,200)	$(21,200)	(2)
Net	$—	$16,332	$(21,200)	$(4,868)

December 31, 2023:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$13,696	$—	$13,696	(1)
Total	$—	$13,696	$—	$13,696
Liabilities
Embedded debt derivative	$—	$—	$(23,696)	$(23,696)	(2)
Net	$—	$13,696	$(23,696)	$(10,000)
____________________________________
(1)    Reported as “derivative assets” in our consolidated balance sheets.
(2)    Reported in “indebtedness, net” in our consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2024		2023
Assets
Derivative assets:
Interest rate derivatives - caps	$1,485		$10,621
Total	$1,485		$10,621
Liabilities
Derivative liabilities:
Embedded debt derivative	$(128)		$1,962
Net	$1,357		$12,583

Total combined
Interest rate derivatives - caps	$(5,873)		$(1,345)
Embedded debt derivative	(128)		1,962
Unrealized gain (loss) on derivatives	(6,001)	(1)	617	(1)
Realized gain (loss) on interest rate caps	7,358	(1) (2)	11,966	(1) (2)
Net	$1,357		$12,583
____________________________________
(1)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Represents settled and unsettled payments from counterparties on interest rate caps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2024		2023
Assets
Derivative assets:
Interest rate derivatives - caps	$3,622		$6,141
Total	$3,622		$6,141

Liabilities
Derivative liabilities:
Embedded debt derivative	$2,496		$1,027
Net	$6,118		$7,168

Total combined
Interest rate derivatives - caps	$(12,450)		$(15,352)
Embedded debt derivative	2,496		1,027
Unrealized gain (loss) on derivatives	(9,954)	(1)	(14,325)	(1)
Realized gain (loss) on interest rate caps	16,072	(1) (2)	21,493	(1) (2)
Net	$6,118		$7,168
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

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$16,332	$16,332	$13,696	$13,696
Financial liabilities measured at fair value:
Embedded debt derivative	$21,200	$21,200	$23,696	$23,696

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$121,774	$121,774	$165,232	$165,232
Restricted cash (1)	124,501	124,501	146,302	146,302
Accounts receivable, net (1)	61,319	61,319	45,692	45,692
Notes receivable, net	10,846	10,846	7,369	7,369
Due from related parties, net	4,169	4,169	—	—
Due from third-party hotel managers (1)	22,163	22,163	21,681	21,681

Financial liabilities not measured at fair value:
Indebtedness (1)	$2,751,188	$2,694,074	$3,038,139	$2,960,630
Indebtedness associated with hotels in receivership	355,120	289,028	355,120	289,028
Accounts payable and accrued expenses (1)	134,571	134,571	129,554	129,554
Accrued interest payable (1)	11,788	11,788	13,040	13,040
Accrued interest associated with hotels in receivership	34,984	34,984	14,024	14,024
Dividends and distributions payable	3,767	3,767	3,566	3,566
Due to Ashford Inc., net (1)	7,513	7,513	13,262	13,262
Due to related parties, net	—	—	5,874	5,874
Due to third-party hotel managers	1,272	1,272	1,193	1,193
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to be approximately 100.0% of the carrying value of $10.8 million at June 30, 2024 and approximately 100.0% of the carrying value of $7.4 million at December 31, 2023. This is considered a Level 2 valuation technique.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness and indebtedness associated with hotels in receivership. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 97.9% of the carrying value of $2.8 billion at June 30, 2024 and approximately 97.4% of the carrying value of $3.0 billion at December 31, 2023. We estimated the fair value of indebtedness associated with hotels in receivership to be approximately 81.4% of the carrying value of $355.1 million at June 30, 2024 and approximately 81.4% of the carrying value of $355.1 million at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$50,254	$(24,608)	$121,815	$(85,530)
Less: dividends on preferred stock	(5,468)	(3,752)	(10,479)	(6,995)
Less: deemed dividends on redeemable preferred stock	(669)	(826)	(1,351)	(1,233)
Add: gain (loss) on extinguishment of preferred stock	211	—	1,784	—
Less: net (income) loss allocated to performance stock units	(203)	—	(542)	—
Distributed and undistributed income (loss) allocated to common stockholders - basic	$44,125	$(29,186)	$111,227	$(93,758)
Add back: dividends on preferred stock - Series J (inclusive of deemed dividends)	3,026	—	5,693	—
Add back: dividends on preferred stock - Series K (inclusive of deemed dividends)	274	—	421	—
Distributed and undistributed income (loss) allocated to common stockholders - diluted	$47,425	$(29,186)	$117,341	$(93,758)

Weighted average common shares outstanding:
Weighted average shares outstanding - basic	43,243	34,429	40,850	34,385
Effect of assumed conversion of preferred stock - Series J	137,087	—	105,567	—
Effect of assumed conversion of preferred stock - Series K	9,034	—	6,629	—
Weighted average shares outstanding - diluted	189,364	34,429	153,046	34,385

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$1.02	$(0.85)	$2.72	$(2.73)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$0.25	$(0.85)	$0.77	$(2.73)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	$203	$—	$542	$—
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	565	(349)	1,418	(949)
Dividends on preferred stock - Series J (inclusive of deemed dividends)	—	1,420	—	1,933
Dividends on preferred stock - Series K (inclusive of deemed dividends)	—	54	—	88
Total	$768	$1,125	$1,960	$1,072

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of operating partnership units	553	400	527	367
Effect of assumed issuance of shares for term loan exit fee	—	1,745	—	1,745
Effect of assumed conversion of preferred stock - Series J	—	6,764	—	4,111
Effect of assumed conversion of preferred stock - Series K	—	344	—	203
Total	553	9,253	527	6,426
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
In May 2024, 100,000 LTIP units were issued to independent directors with a fair value of approximately $135,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2024.
As of June 30, 2024, there were approximately 1.5 million Performance LTIP units outstanding, representing 250% of the target number granted for the 2022 and 2023 grants.
As of June 30, 2024, we have issued a total of approximately 2.1 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 1.5 million Performance LTIP units and 224,000 LTIP units have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	June 30, 2024	December 31, 2023
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$22,972	$22,007
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$184,997	$186,201
Ownership percentage of operating partnership	1.26%	1.27%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(565)	$349	$(1,418)	$949
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
In May 2024, 40,000 shares of common stock were issued to independent directors with a fair value of approximately $54,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2024.
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
The table below summarizes the activity (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Common stock issued	4,749	6,165
Gross proceeds	$5,935	$8,182
Commissions and other expenses	60	82
Net proceeds	$5,875	$8,100
Preferred Dividends—The board of directors declared quarterly dividends per share as presented below:

	Three Months Ended June 30,
	2024	2023
8.45% Series D Cumulative Preferred Stock	$0.5281	$0.5281
7.375% Series F Cumulative Preferred Stock	0.4609	0.4609
7.375% Series G Cumulative Preferred Stock	0.4609	0.4609
7.50% Series H Cumulative Preferred Stock	0.4688	0.4688
7.50% Series I Cumulative Preferred Stock	0.4688	0.4688
Ashford Trust entered into privately negotiated exchange agreements with certain holders of its preferred stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
The table below summarizes the activity (in thousands):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Preferred Shares Tendered	Common Shares Issued	Preferred Shares Tendered	Common Shares Issued
8.45% Series D Cumulative Preferred Stock	—	—	—	—
7.375% Series F Cumulative Preferred Stock	9	141	80	737
7.375% Series G Cumulative Preferred Stock	29	434	29	434
7.50% Series H Cumulative Preferred Stock	9	141	80	727
7.50% Series I Cumulative Preferred Stock	40	600	57	756
	87	1,316	246	2,654
Stock Repurchases—On April 6, 2022, the board of directors approved a stock repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors authorized in December 2017. No shares of our common stock or preferred stock were repurchased subject to the repurchase program during the three and six months ended June 30, 2024 and 2023, respectively.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series J Preferred Stock shares issued (1)	853	1,073	1,717	1,487
Net proceeds	$19,185	$24,132	$38,629	$33,458
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	June 30, 2024	December 31, 2023
Series J Preferred Stock	$119,817	$79,975
Cumulative adjustments to Series J Preferred Stock (1)	4,693	3,473
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series J Preferred Stock	$2,461	$618	$4,473	$751
The following table summarizes Series J Preferred Stock redemptions settled in cash (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series J Preferred Stock shares redeemed	—	2	—	2
Redemption amount, net of redemption fees	$—	$53	$—	$53
The following table summarizes Series J Preferred Stock redemptions settled in common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series J Preferred Stock shares redeemed	18	—	18	—
Redemption amount, net of redemption fees	$426	$—	$426	$—
Common shares issued upon redemption	367	—	367	—
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
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series K Preferred Stock shares issued (1)	101	38	170	70
Net proceeds	$2,456	$909	$4,132	$1,696
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	June 30, 2024	December 31, 2023
Series K Preferred Stock	$8,840	$4,783
Cumulative adjustments to Series K Preferred Stock (1)	276	146
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series K Preferred Stock	$170	$30	$290	$37
The following table summarizes Series K Preferred Stock redemptions settled by the issuance of common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series K Preferred Stock shares redeemed	5	—	6	—
Redemption amount, net of redemption fees	$137	$—	$169	$—
Common shares issued upon redemption	119	—	142	—
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advisory services fee
Base advisory fee	$7,985	$8,249	$15,948	$16,718
Reimbursable expenses (1)	2,744	3,065	9,142	6,292
Equity-based compensation (2)	507	955	1,043	2,245
Total advisory services fee	$11,236	$12,269	$26,133	$25,255
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Advisory services fee
Base advisory fee	$195	$452
Reimbursable expenses (1)	43	90
Total advisory services fee	$238	$542
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services, assist with loan modifications or refinancings on our behalf and brokerage services. During the three and six months ended June 30, 2024, we incurred fees of $3.3 million and $3.5 million, respectively. During the three and six months ended June 30, 2023, we incurred fees of $1.0 million and $1.4 million, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar (collectively, the “Parties” and each individually, a “Party”) with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs were allocated 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate preferred equity offerings raised, or June 10, 2023, there was to be a true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement, which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
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
Effective January 1, 2024, Ashford Trust entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Braemar which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Ashford Trust making a payment of approximately $3.4 million to Ashford Inc. which resulted in expense of approximately $3.2 million for the six months ended June 30, 2024.
As of June 30, 2024, Ashford Trust has funded approximately $9.2 million.
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
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2024	2023	2024	2023
Corporate, general and administrative	$1,566	$981	$6,456	$1,100
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
The Master Project Management Agreement provides that Premier shall provide the following services and shall be paid the following fees: (i) architecture (6.5% of total construction costs, plus reimbursement for all third-party, out-of-pocket costs and expenses of mechanical, electrical and structural engineering services utilized in providing architectural services for project management work); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of FFE designed or selected by Premier); (iv) FFE purchasing (8% of the purchase price of the FFE purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the procurement fee is reduced to 6% of the FFE purchase price in excess of $2.0 million for such hotel in such calendar year); (v) freight expediting (8% of the cost of expediting FFE); (vi) warehousing (8% of the cost of warehousing goods delivered to the job site); and (vii) development (4% of total project costs).
Hotel Management Services
At June 30, 2024, Remington Hospitality managed 50 of our 69 hotel properties and three of the four Stirling OP hotel properties.
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
17. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2024, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 6% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at June 30, 2024, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2024 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2024	2023	2024	2023
Other hotel expenses	$14,698	$17,452	$28,590	$33,063
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2024, we pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2025 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2024, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters and matters relating to compliance with applicable law (for example, the Americans with Disabilities Act and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow.
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint, which is currently pending before the Court. We intend to vigorously defend this matter and do not believe

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
18. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of June 30, 2024 and December 31, 2023, all of our hotel properties were domestically located.
19. Subsequent Event
The Company, Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford Hospitality Advisors LLC are parties to that certain Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 (as amended, the “Advisory Agreement”).
On August 8, 2024, the parties to the Advisory Agreement entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extends the outside date for which any sale or disposition of any of the Company’s eight hotel properties securing the associated mortgage loan following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a company change of control (as defined in the Advisory Agreement) has occurred, from May 31, 2025 to August 31, 2025.

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
EXECUTIVE OVERVIEW
General
As of June 30, 2024, our portfolio consisted of 69 consolidated operating hotel properties, which represent 17,087 total rooms. Additionally, our portfolio consists of four consolidated operating hotel properties, which represent 405 total rooms owned through a 99.3% ownership interest in Stirling OP, which was formed by Stirling Inc. to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2024, Remington Hospitality, a subsidiary of Ashford Inc., managed 50 of our 69 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with his father Mr. Archie Bennett, Jr., (the “Bennetts”), as of June 30, 2024, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 810,261 shares of Ashford Inc. common stock, which represented an approximate 23.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,310,933 shares of Ashford Inc. common stock, which if converted as of June 30, 2024, would have increased the Bennetts’ ownership interest in Ashford Inc. to 66.1%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Recent Developments
The Company continues to work with the lender for the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender, and the Company anticipates that transfer will occur in the second half of 2024. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties securing the KEYS A and KEYS B loan pools have been transferred to a court-appointed receiver. Below is a summary of the hotel properties securing the KEYS Pool A loan and Keys Pool B loan:
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
We derecognized the hotel properties securing the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotel properties, and accordingly recognized a gain of $133.9 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations and recorded a contract asset of $378.2 million, which represented the liabilities we expect to be released from upon final resolution with the lenders on the KEYS Pool A and KEYS Pool B mortgage loans in exchange for the transfer of ownership of the respective hotel properties. During the three months ended June 30, 2024, we recognized an additional gain of $11.7 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations that increased the contract asset to a total of $390.1 million at June 30,2024, which is the amount we expect to be released from. The additional gain primarily represents the additional accrued interest expense recorded during the three months ended June 30, 2024. The $180.7 million KEYS Pool A and the $174.4 million KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus is included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction.
On April 9, 2024, the Company sold the Hilton Boston Back Bay Hotel for $171 million in cash. The sale resulted in a gain of approximately $117,000 for the three and six months ended June 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. The Company also repaid the $98 million mortgage loan secured by the hotel property and used the remaining net proceeds to pay down the Company’s Oaktree loan.
On April 17, 2024, J. Robison Hays, III, President and Chief Executive Officer of the Company, gave notice of his intention to voluntarily resign from his employment and all other employment-related positions he holds with the Company’s advisor, Ashford Inc., and its subsidiaries, affiliated entities, and entities that it advises (including the Company). Mr. Hays’ resignation became effective June 30, 2024. Also on April 17, 2024, the board of directors of the Company appointed Ashford Inc.’s current Senior Vice President of Corporate Finance & Strategy, Stephen Zsigray, to fill the role of President and Chief Executive Officer at the Company, effective June 30, 2024.
On April 23, 2024, the Company sold the Hampton Inn Lawrenceville in Lawrenceville, Georgia for $8.1 million in cash. The sale resulted in a gain of approximately $4.8 million for the three and six months ended June 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
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
On May 30, 2024, the Company sold the Courtyard Manchester in Manchester, Connecticut for $8.0 million in cash. The sale resulted in a gain of approximately $2.1 million for the three and six months ended June 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On June 10, 2024, the Company sold the SpringHill Suites Kennesaw and Fairfield Inn Kennesaw in Kennesaw, Georgia for $17.5 million in cash. The sales resulted in a gain of approximately $9.6 million for the three and six months ended June 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On June 27, 2024, the Company sold the One Ocean Resort and Spa in Atlantic Beach, Florida for $87.0 million in cash. The sale resulted in a gain of approximately $70.9 million for the three and six months ended June 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton Hotel in Fort Worth, Texas, which secures the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024. See note 7.
The Company, Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford Hospitality Advisors LLC are parties to that certain Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 (as amended, the “Advisory Agreement”).
On August 8, 2024, the parties to the Advisory Agreement entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extends the outside date for which any sale or disposition of any of the Company’s eight hotel properties associated with JPM8 following a JPM8 Event of Default (as such terms are defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from May 31, 2025 to August 31, 2025.

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

The following table summarizes the changes in key line items from our consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2024	2023	2024 to 2023	2024	2023	2024 to 2023
Total revenue	$316,482	$375,749	$(59,267)	$620,378	$704,635	$(84,257)
Total hotel expenses	(207,445)	(240,677)	33,232	(418,332)	(465,795)	47,463
Property taxes, insurance and other	(16,846)	(18,998)	2,152	(34,273)	(35,535)	1,262
Depreciation and amortization	(37,187)	(47,154)	9,967	(77,731)	(95,009)	17,278
Advisory service fee	(11,474)	(12,269)	795	(26,675)	(25,255)	(1,420)
Corporate, general and administrative	(7,194)	(4,904)	(2,290)	(15,403)	(7,516)	(7,887)
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	87,441	1,077	86,364	94,397	1,053	93,344
Gain (loss) on derecognition of assets	11,725	—	11,725	145,634	—	145,634
Operating income (loss)	135,502	52,824	82,678	287,995	76,578	211,417
Equity in earnings (loss) of unconsolidated entities	(162)	(181)	19	(695)	(577)	(118)
Interest income	1,688	2,310	(622)	3,672	4,867	(1,195)
Other income (expense)	37	109	(72)	72	243	(171)
Interest expense and amortization of discounts and loan costs	(68,416)	(81,097)	12,681	(142,377)	(155,465)	13,088
Interest expense associated with hotels in receivership	(11,944)	(8,493)	(3,451)	(24,042)	(15,640)	(8,402)
Write-off of premiums, loan costs and exit fees	(3,796)	(950)	(2,846)	(3,814)	(1,370)	(2,444)
Gain (loss) on extinguishment of debt	—	—	—	45	—	45
Realized and unrealized gain (loss) on derivatives	1,357	12,583	(11,226)	6,118	7,168	(1,050)
Income tax benefit (expense)	(3,455)	(2,062)	(1,393)	(3,758)	(2,283)	(1,475)
Net income (loss)	50,811	(24,957)	75,768	123,216	(86,479)	209,695
(Income) loss from consolidated entities attributable to noncontrolling interests	8	—	8	17	—	17
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(565)	349	(914)	(1,418)	949	(2,367)
Net income (loss) attributable to the Company	$50,254	$(24,608)	$74,862	$121,815	$(85,530)	$207,345

All hotel properties held during the three and six months ended June 30, 2024 and 2023 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2024 and 2023. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
WorldQuest Resort (1)	Orlando, FL	Disposition	August 1, 2023
Sheraton Bucks County (1)	Langhorne, PA	Disposition	November 9, 2023
Embassy Suites Flagstaff (1)	Flagstaff, AZ	Disposition	December 4, 2023
Embassy Suites Walnut Creek (1)	Walnut Creek, CA	Disposition	December 4, 2023
Marriott Bridgewater (1)	Bridgewater, NJ	Disposition	December 4, 2023
Marriott Research Triangle Park (1)	Durham, NC	Disposition	December 4, 2023
W Atlanta (1)	Atlanta, GA	Disposition	December 4, 2023
Courtyard Columbus Tipton Lakes (2)	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town (2)	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center (2)	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport (2)	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark (2)	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting (2)	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge (2)	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley (2)	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport (2)	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park (2)	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano (2)	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport (2)	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City (1)	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay (1)	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville (1)	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester (1)	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
One Ocean (1)	Atlantic Beach, FL	Disposition	June 27, 2024
____________________________________
(1) Referred to as “Hotel Dispositions”
(2) Referred to as “KEYS A and B properties”

The following table illustrates the key performance indicators of the operating hotel properties and WorldQuest included in our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RevPAR (revenue per available room)	$149.34	$143.55	$136.63	$134.30
Occupancy	75.79%	75.31%	71.66%	71.86%
ADR (average daily rate)	$199.48	$190.60	$193.39	$186.90
The following table illustrates the key performance indicators of the 69 comparable hotel properties and four consolidated Stirling OP properties that were included in our results of operations for the full three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RevPAR	$149.45	$147.93	$138.59	$138.48
Occupancy	74.99%	75.65%	71.10%	72.12%
ADR	$199.28	$195.53	$194.93	$192.02
Comparison of the Three Months Ended June 30, 2024 and 2023
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $74.9 million, from a net loss of $24.6 million for the three months ended June 30, 2023 (the “2023 quarter”) to net income of $50.3 million for the three months ended June 30, 2024 (the “2024 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $50.3 million, or 17.1%, to $243.6 million in the 2024 quarter compared to the 2023 quarter. This decrease is attributable to a decrease of $31.9 million from our Hotel Dispositions, $21.8 million for the KEYS A and B properties that went into receivership, and $376,000 from the Stirling hotel properties, partially offset by higher rooms revenue of $3.8 million at our comparable hotel properties. Our comparable hotel properties experienced an increase of 1.9% in room rates and a 66 basis point increase in occupancy.
Food and beverage revenue decreased $6.5 million, or 10.5%, to $55.3 million. This decrease is attributable to $5.0 million from our Hotel Dispositions, lower sales of food and beverage of $869,000 at our comparable hotel properties, and $647,000 for the KEYS A and B properties that went into receivership.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, decreased $2.4 million, or 12.3%, to $16.9 million. This decrease is primarily attributable to $2.7 million from our Hotel Dispositions, $853,000 for the KEYS A and B properties that went into receivership, and $5,000 from the Stirling hotel properties, partially offset by an increase of $1.2 million at our comparable hotel properties. Other non-hotel revenue decreased $88,000, or 11.4%, to $683,000 in the 2024 quarter as compared to the 2023 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $33.2 million, or 13.8%, to $207.4 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $16.9 million in the 2024 quarter as compared to the 2023 quarter, which was primarily comprised of a decrease of $10.8 million from our Hotel Dispositions and $6.4 million from the KEYS A and B properties that went into receivership, partially offset by an increase of $384,000 from our comparable hotel properties. Direct expenses were 29.9% of total hotel revenue for the 2024 quarter and 29.7% for the 2023 quarter. Indirect expenses and management fees decreased $16.4 million in the 2024 quarter as compared to the 2023 quarter, which was primarily comprised of a decrease of $13.2 million from our Hotel Dispositions, $9.0 million from the KEYS A and B properties that went into receivership, and $175,000 from the Stirling hotel properties, partially offset by an increase of $6.0 million from our comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $2.2 million, or 11.3%, to $16.8 million during the 2024 quarter compared to the 2023 quarter, which was primarily due to a decrease of $1.8 million from our Hotel Dispositions and $1.2 million from the KEYS A and B properties that went into receivership, partially offset by an increase of $886,000 from our comparable hotel properties.

Depreciation and Amortization. Depreciation and amortization decreased $10.0 million, or 21.1%, to $37.2 million during the 2024 quarter compared to the 2023 quarter, which was primarily due to a decrease of $5.3 million from our Hotel Dispositions, $3.3 million from the KEYS A and B properties that went into receivership, and a decrease of $1.6 million from our comparable hotel properties primarily related to fully depreciated assets, partially offset by an increase of $244,000 from our Stirling properties.
Advisory Services Fee. Advisory services fee decreased $795,000, or 6.5%, to $11.5 million in the 2024 quarter compared to the 2023 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company. In the 2024 quarter, the advisory services fee was comprised of a base advisory fee of $8.2 million, equity-based compensation of $507,000 associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $2.8 million. In the 2023 quarter, the advisory services fee was comprised of a base advisory fee of $8.2 million, equity-based compensation of $955,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $3.1 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $2.3 million from $4.9 million in the 2023 quarter to $7.2 million in the 2024 quarter. The increase was primarily attributable to higher legal and professional costs of $2.1 million, and higher reimbursed operating expenses of Ashford Securities of $585,000, partially offset by lower public company cost of $345,000.
Gain (Loss) on Consolidation of VIE and Disposition of Assets and Hotel Properties. Gain on consolidation of VIE and disposition of assets and hotel properties increased $86.4 million from $1.1 million in the 2023 quarter to $87.4 million in the 2024 quarter. The gain in the 2024 quarter primarily related to the sale of Hilton Boston Back Bay in Boston, Massachusetts, Hampton Inn Lawrenceville in Lawrenceville, Georgia, SpringHill Suites Kennesaw in Kennesaw, Georgia, Fairfield Inn Kennesaw in Kennesaw, Georgia, One Ocean in Atlantic Beach, Florida and Courtyard Manchester in Manchester, Connecticut. The gain in the 2023 quarter related to consolidation of the VIE, which is represented by the difference of the fair value of the assets and liabilities recognized, the fair value of the non-controlling interest and the previous carrying value of the Company’s investment in 815 Commerce MM.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets was $11.7 million in the 2024 quarter. The gain primarily represents the accrued interest expense associated with the default of the KEYS A and KEYS B loans, which resulted in a corresponding increase of the contract asset on our consolidated balance sheet as we expect to be released from this obligation upon final resolution with the lender. See note 7.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities decreased $19,000 during the 2024 quarter compared to the 2023 quarter. The 2024 quarter included equity in loss of $180,000 from OpenKey and equity in earnings of $18,000 from an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California. The 2023 quarter included equity in loss of $152,000 from OpenKey and $29,000 from an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $1.7 million and $2.3 million for the 2024 quarter and the 2023 quarter, respectively. The decrease in interest income in the 2024 quarter was primarily attributable to lower excess cash balances in the 2024 quarter compared to the 2023 quarter.
Other Income (Expense). Other income consisted of miscellaneous income of $37,000 in the 2024 quarter and $109,000 in the 2023 quarter.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $12.7 million, or 15.6%, to $68.4 million during the 2024 quarter compared to the 2023 quarter. The decrease is primarily due to a $8.2 million decrease on the Oaktree loan attributable to a lower principal balance and the Oaktree deferred loan costs becoming fully amortized and a decrease of $7.3 million from our Hotel Dispositions. These decreases were partially offset by higher interest expense of $2.2 million at our comparable hotel properties primarily due to higher interest rates on our variable rate debt, and lower credits to interest expense of $390,000 related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default and $301,000 at our Stirling properties related to a higher interest rate on the new loan. The average SOFR rates for the 2024 quarter and the 2023 quarter were 5.33% and 4.74%, respectively. The average LIBOR rate for the 2023 quarter was 5.10%.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership increased $3.5 million, from $8.5 million in the 2023 period to $11.9 million in the 2024 period. The increase is due to higher interest rates, default charges and late fees on the KEYS Pool A and KEYS Pool B mortgage loans.

Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $2.8 million to $3.8 million in the 2024 quarter compared to the 2023 quarter. In the 2024 quarter, we incurred fees of $3.0 million related to loan refinances and modifications, and $796,000 write-off of unamortized loan cost. In the 2023 quarter, we incurred fees of $950,000 related to loan refinances and modifications.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives decreased $11.2 million from $12.6 million in the 2023 quarter to $1.4 million in the 2024 quarter. In the 2024 quarter, we recognized a realized gain of $7.4 million related to payments from counterparties on interest rate caps, partially offset by an unrealized loss of $5.9 million associated with interest rate caps and an unrealized loss of $128,000 from the revaluation of the embedded debt derivative in the Oaktree Agreement. In the 2023 quarter, we recognized a realized gain of $12.0 million related to payments from counterparties on interest rate caps and an unrealized gain of $2.0 million from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by an unrealized loss of $1.3 million associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $1.4 million, from $2.1 million in the 2023 quarter to $3.5 million in the 2024 quarter. This increase was primarily due to an increase in current state taxes in the 2024 quarter compared to the 2023 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $8,000 in the 2024 quarter and $0 in the 2023 quarter.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $565,000 in the 2024 quarter and a net loss of $349,000 in the 2023 quarter. Redeemable noncontrolling interests represented ownership interests of 1.26% and 1.14% in the operating partnership at June 30, 2024 and 2023, respectively.
Comparison of the Six Months Ended June 30, 2024 and 2023
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $207.3 million from a net loss of $85.5 million for the six months ended June 30, 2023 (the “2023 period”) to net income of $121.8 million for the six months ended June 30, 2024 (the “2024 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $74.1 million, or 13.5%, to $472.8 million in the 2024 period compared to the 2023 period. This decrease is attributable to $49.3 million from our Hotel Dispositions, $29.4 million for the KEYS A and B properties that went into receivership and $687,000 from the Stirling hotel properties, partially offset by higher rooms revenue of $5.3 million at our comparable hotel properties. Our comparable hotel properties experienced an increase of 1.5% in room rates and a decrease of 102 basis points in occupancy.
Food and beverage revenue decreased $8.1 million, or 6.7%, to $112.6 million in the 2024 period compared to the 2023 period. This decrease is attributable to $8.0 million from our Hotel Dispositions and $799,000 for the KEYS A and B properties that went into receivership, partially offset by higher sales of food and beverage of $657,000 at our comparable hotel properties.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, decreased $2.0 million, or 5.5%, to $33.6 million in the 2024 period compared to the 2023 period. This decrease is attributable to $4.1 million from our Hotel Dispositions and $1.2 million for the KEYS A and B properties that went into receivership, partially offset by higher other revenue of $3.3 million from our comparable hotel properties. Other revenue decreased $107,000, or 7.5%, to $1.3 million in the 2024 period compared to the 2023 period.
Hotel Operating Expenses. Hotel operating expenses decreased $47.5 million, or 10.2%, to $418.3 million in the 2024 period compared to the 2023 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $23.6 million in the 2024 period compared to the 2023 period, comprised of a decrease of $17.7 million from our Hotel Dispositions and $8.4 million for the KEYS A and B properties that went into receivership, partially offset by an increase of $2.6 million from our comparable hotel properties. Direct expenses were 30.6% of total hotel revenue for the 2024 period and 30.3% for the 2023 period. Indirect expenses and management fees decreased $23.9 million in the 2024 period compared to the 2023 period, comprised of a decrease of $21.6 million from our Hotel Dispositions, $12.2 million for the KEYS A and B properties that went into receivership, and $199,000 from the Stirling hotel properties, partially offset by an increase of $10.0 million from our comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $1.3 million or 3.6%, to $34.3 million in the 2024 period compared to the 2023 period, which was primarily due to a decrease of $2.2 million from our

Hotel Dispositions and $1.6 million for the KEYS A and B properties that went into receivership, partially offset by an increase of $2.4 million from our comparable hotel properties and $71,000 from the Stirling hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $17.3 million or 18.2%, to $77.7 million in the 2024 period compared to the 2023 period, which consisted of lower depreciation of $2.9 million from our comparable hotel properties primarily related to fully depreciated assets, $10.0 million from our Hotel Dispositions and $4.7 million for the KEYS A and B properties that went into receivership, partially offset by an increase of $292,000 from our Stirling hotel properties.
Advisory Services Fee. Advisory services fee increased $1.4 million, or 5.6%, to $26.7 million in the 2024 period compared to the 2023 period. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford Inc. and the Company and between Ashford Inc. and Stirling OP. In the 2024 period, the advisory services fee was comprised of a base advisory fee of $16.4 million, equity-based compensation of $1.0 million associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $9.2 million. In the 2023 period, the advisory services fee comprised of a base advisory fee of $16.7 million, equity-based compensation of $2.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $6.3 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $7.9 million, or 104.9%, to $15.4 million in the 2024 period compared to the 2023 period. The increase was primarily attributable to higher reimbursed operating expenses of Ashford Securities of $5.4 million, higher legal and professional fees of $2.5 million, higher other expense of $340,000, partially offset by lower public company cost of $272,000.
Gain (Loss) on Consolidation of VIE and Disposition of Assets and Hotel Properties. Gain on consolidation of VIE and disposition of assets and hotel properties increased $93.3 million, from $1.1 million in the 2023 period to $94.4 million in the 2024 period. The gain in the 2024 period was primarily related to the sale of the Residence Inn in Salt Lake City, Utah, Hilton Boston Back Bay in Boston, Massachusetts, Hampton Inn Lawrenceville in Lawrenceville, Georgia, SpringHill Suites Kennesaw in Kennesaw, Georgia, Fairfield Inn Kennesaw in Kennesaw, Georgia, One Ocean in Atlantic Beach, Florida, and Courtyard Hartford Manchester in Manchester, Connecticut. The gain in the 2023 period primarily related to a $1.1 million gain for the consolidation of the VIE, which is represented by the difference between the fair value of the assets and liabilities recognized, the fair value of the non-controlling interest and the previous carrying value of the Company’s investment in 815 Commerce MM.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets was $145.6 million in the 2024 period. The gain includes the initial gain of $133.9 million related to the derecognition of assets related to the hotel properties securing the KEYS Pool A and KEYS Pool B mortgage loans that were placed into receivership in March 2024. Additionally, during the second quarter of 2024 we recognized a gain of $11.7 million, which primarily represents the accrued interest expense associated with the default of the KEYS A and KEYS B loans accrued during the second quarter of 2024, which resulted in a corresponding increase of the contract asset on our consolidated balance sheet as we expect to be released from this obligation upon final resolution with the lender. See note 7.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $695,000 in the 2024 period, which consisted of equity in loss of $289,000 from OpenKey and $406,000 from an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California and $577,000 in the 2023 period which consisted of our share of loss of $302,000 in OpenKey and $275,000 in the Napa resort investment.
Interest Income. Interest income was $3.7 million and $4.9 million in the 2024 period and the 2023 period, respectively. The decrease in interest income in the 2024 period was primarily attributable to lower excess cash balances in the 2024 period compared to the 2023 period.
Other Income (Expense). In the 2024 period and the 2023 period we recorded miscellaneous income of $72,000 and $243,000, respectively.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $13.1 million, or 8.4%, to $142.4 million in the 2024 period compared to the 2023 period. The decrease was primarily due to lower cash interest expense and amortization of loan costs of $10.7 million on the Oaktree loan attributable to a lower principal balance and the Oaktree deferred loan costs becoming fully amortized and $12.0 million from our Hotel Dispositions, partially offset by a $5.7 million increase in interest expense at our comparable hotel properties primarily due to higher interest rates on our variable rate debt and lower credits to interest expense of $3.3 million related to the amortization credit of default interest and late charges recorded on mortgage loans previously in default and $603,000 at our Stirling properties related to the new loan with a higher interest rate. The average SOFR rates in the 2024 period and the 2023 period were 5.33% and 4.62%, respectively. The average LIBOR rate in the 2023 period was 4.85%.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership increased $8.4 million, from $15.6 million in the 2023 period to $24.0 million in the 2024 period. The increase is due to higher interest rates, default charges and late fees on the KEYS Pool A and KEYS Pool B mortgage loans.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $2.4 million to $3.8 million in the 2024 period compared to the 2023 period. In the 2024 period, we incurred fees of $3.0 million related to loan refinances and modifications, and $817,000 write-off of unamortized loan cost. In the 2023 period, we incurred fees of $1.3 million related to loan refinances and modifications.
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $45,000 in the 2024 period primarily related to the deed in lieu of foreclosure transaction for the KEYS Pool F mortgage loan.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives decreased $1.1 million from $7.2 million in the 2023 period to $6.1 million in the 2024 period. In the 2024 period, we recognized an unrealized gain of $2.5 million from the revaluation of the embedded debt derivative in the Oaktree Agreement and a realized gain of $16.1 million related to payments from counterparties on interest rate caps, partially offset by an unrealized loss of $12.5 million associated with interest rate caps. In the 2023 period, we recognized a realized gain of $21.5 million related to payments from counterparties on interest rate caps and an unrealized gain of $1.0 million from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by an unrealized loss of $15.4 million associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $1.5 million, from $2.3 million in the 2023 period to $3.8 million in the 2024 period. This increase was primarily due to an increase in current state taxes in the 2024 period compared to the 2023 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $17,000 in the 2024 period.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $1.4 million in the 2024 period and a net loss of $949,000 in the 2023 period. Redeemable noncontrolling interests represented ownership interests of 1.26% and 1.14% in the operating partnership at June 30, 2024 and 2023, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2024, the Company held cash and cash equivalents of $121.8 million and restricted cash of $124.5 million, the vast majority of which is comprised of lender and manager-held reserves. As of June 30, 2024, $22.2 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At June 30, 2024, our net debt to gross assets was 66.1%.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At June 30, 2024, 14 of our hotels were in cash traps and approximately $2.7 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time, which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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

Debt Transactions
The Company continues to work with the lender for the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender, and the Company anticipates that transfer could occur in the second half of 2024. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties securing the KEYS A and KEYS B loan pools have been transferred to a court-appointed receiver. Below is a summary of the hotel properties securing the KEYS Pool A loan and KEYS Pool B loan:
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
We derecognized the hotel properties securing the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotel properties, and accordingly recognized a gain of $133.9 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations and recorded a contract asset of $378.2 million as of June 30, 2024, which represented the liabilities we expect to be released from upon final resolution with the lenders on the KEYS Pool A and KEYS Pool B mortgage loans in exchange for the transfer of ownership of the respective hotel properties. During the three months ended June 30, 2024, we recognized an additional gain of $11.7 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations that increased the contract asset to a total of $390.1 million at June 30, 2024, which is the amount we expect to be released from. The additional gain primarily represents the additional accrued interest expense recorded during the three months ended June 30, 2024. The $180.7 million KEYS Pool A and the $174.4 million KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus is included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction.
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
On May 30, 2024, the Company sold the Courtyard Manchester in Manchester, Connecticut for $8.0 million in cash. The Company also repaid the $5.5 million mortgage loan secured by the hotel property.
On June 10, 2024, the Company sold the SpringHill Suites Kennesaw and Fairfield Inn Kennesaw in Kennesaw, Georgia for $17.5 million in cash. The Company also repaid the $10.9 million mortgage loan secured by the hotel property.
On June 27, 2024, the Company sold the One Ocean Resort and Spa in Atlantic Beach, Florida for $87.0 million in cash. The Company also repaid $66.2 million on the mortgage loan of which One Ocean was one of five hotels securing the mortgage loan.
Equity Transactions
On September 9, 2021, the Company and M3A LP (“M3A”) entered into a purchase agreement (the “M3A Purchase Agreement”), which provides that subject to the terms and conditions set forth therein, the Company may sell to M3A up to approximately 6.0 million shares of common stock, from time to time during the term of the M3A Purchase Agreement. The Company filed a Form S-3, which was declared effective by the SEC on April 1, 2022, to replace the previous Form S-11 and to register for resale any future resales by M3A under the M3A Purchase Agreement. As of August 6, 2024, the Company has issued approximately 900,000 shares of common stock for gross proceeds of approximately $12.9 million under the M3A Purchase Agreement.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of August 6, 2024, the Company has issued approximately 5.7 million shares (exclusive of the dividend reinvestment plan shares) of Series J Preferred Stock and received net proceeds of approximately $127.2 million and approximately 408,000 shares (exclusive of the dividend reinvestment plan shares) of Series K Preferred Stock and received net proceeds of approximately $9.9 million.
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
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 6, 2024, the Company has issued approximately 8.0 million shares of common stock for gross proceeds of approximately $10.8 million under the Virtu Equity Distribution Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(38.5) million and $35.3 million for the six months ended June 30, 2024 and 2023, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations, our hotel dispositions and derecognized assets in 2024, as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2024, net cash flows provided by investing activities were $233.3 million. Cash inflows consisted of $300.0 million of net proceeds from the disposition of assets and hotel properties and $755,000 from property insurance proceeds, partially offset by cash outflows of $64.8 million for capital improvements made to various hotel properties and $2.6 million from the issuance of a note receivable.
For the six months ended June 30, 2023, net cash flows used in investing activities were $49.6 million. Cash outflows primarily consisted of $68.0 million for capital improvements made to various hotel properties and $149,000 of payments for franchise fees, partially offset by cash inflows of $18.2 million related to restricted cash received from the initial consolidation of VIE and $327,000 related to proceeds from property insurance.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2024, net cash flows used in financing activities were $260.1 million. Cash outflows primarily consisted of $316.4 million for repayments of indebtedness, $16.6 million for payments of loan costs and exit fees, $9.5 million of payments for preferred dividends and $15.1 million of payments for derivatives, partially offset by $28.2 million of borrowing on indebtedness, $42.3 million of net proceeds from preferred stock offerings, $7.7 million of net proceeds from common stock offerings and $16.4 million from counterparty payments from in-the-money interest rate caps and $3.0 million of contributions from a non-controlling interest in a consolidated entity.

For the six months ended June 30, 2023, net cash flows used in financing activities were $123.2 million. Cash outflows primarily consisted of $257.5 million for repayments of indebtedness, $9.9 million for payments of loan costs and exit fees, $6.7 million of payments for preferred dividends and $14.2 million of payments for derivatives, partially offset by $99.7 million of borrowings on indebtedness, $34.7 million of net proceeds from preferred stock offerings and $31.0 million from counterparty payments comprised of $21.5 million from in-the-money interest rate caps and $9.5 million from the sales of interest rate caps.
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
We then further adjust EBITDAre to exclude certain additional items such as write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, stock/unit-based compensation and non-cash items, such as amortization of unfavorable contract liabilities, realized and unrealized gains/losses on derivative instruments, gains/losses on extinguishment of debt, severance, as well as our portion of adjustments to EBITDAre of unconsolidated entities.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$50,811	$(24,957)	$123,216	$(86,479)
Interest expense and amortization of discounts and loan costs	68,416	81,097	142,377	155,465
Interest expense associated with hotels in receivership	11,944	8,493	24,042	15,640
Depreciation and amortization	37,187	47,154	77,731	95,009
Income tax expense (benefit)	3,455	2,062	3,758	2,283
Equity in (earnings) loss of unconsolidated entities	162	181	695	577
Company’s portion of EBITDA of unconsolidated entities	215	157	49	88
EBITDA	172,190	114,187	371,868	182,583
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(87,441)	(1,077)	(94,397)	(1,053)
Gain (loss) on derecognition of assets	(11,725)	—	(145,634)	—
EBITDAre	73,024	113,110	131,837	181,530
Amortization of unfavorable contract liabilities	(30)	18	(61)	47
Transaction and conversion costs	2,109	1,033	7,231	1,152
Write-off of premiums, loan costs and exit fees	3,796	950	3,814	1,370
Realized and unrealized (gain) loss on derivatives	(1,357)	(12,583)	(6,118)	(7,168)
Stock/unit-based compensation	723	1,550	1,287	2,883
Legal, advisory and settlement costs	273	—	273	—
Other (income) expense, net	(36)	(123)	(71)	(243)
(Gain) loss on extinguishment of debt	—	—	(45)	—
Severance	150	—	150	—
Company’s portion of adjustments to EBITDAre of unconsolidated entities	6	—	6	1
Adjusted EBITDAre	$78,658	$103,955	$138,303	$179,572

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on consolidation of VIE and disposition of assets, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, stock/unit-based compensation, gains/losses on insurance settlements and non-cash items such as deemed dividends on redeemable preferred stock, amortization of loan costs, amortization of credit facility exit fee, default interest and late fees, unrealized gains/losses on derivative instruments, gains/losses on extinguishment of debt and preferred stock, severance, and interest expense associated with hotels in receivership and our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than we do. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$50,811	$(24,957)	$123,216	$(86,479)
(Income) loss attributable to noncontrolling interest in consolidated entities	8	—	17	—
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(565)	349	(1,418)	949
Preferred dividends	(5,468)	(3,752)	(10,479)	(6,995)
Deemed dividends on redeemable preferred stock	(669)	(826)	(1,351)	(1,233)
Gain (loss) on extinguishment of preferred stock	211	—	1,784	—
Net income (loss) attributable to common stockholders	44,328	(29,186)	111,769	(93,758)
Depreciation and amortization of real estate	37,187	47,154	77,731	95,009
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(87,441)	(1,077)	(94,397)	(1,053)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	565	(349)	1,418	(949)
Equity in (earnings) loss of unconsolidated entities	162	181	695	577
(Gain) loss on derecognition of assets	(11,725)	—	(145,634)	—
Company’s portion of FFO of unconsolidated entities	(47)	(67)	(454)	(354)
FFO available to common stockholders and OP unitholders	(16,971)	16,656	(48,872)	(528)
Deemed dividends on redeemable preferred stock	669	826	1,351	1,233
(Gain) loss on extinguishment of preferred stock	(211)	—	(1,784)	—
Transaction and conversion costs	2,109	1,033	7,231	1,152
Write-off of premiums, loan costs and exit fees	3,796	950	3,814	1,370
Unrealized (gain) loss on derivatives	6,002	(617)	9,955	14,325
Stock/unit-based compensation	723	1,550	1,287	2,883
Legal, advisory and settlement costs	273	—	273	—
Other (income) expense, net	(36)	(123)	(71)	(243)
Amortization of term loan exit fee	—	4,640	844	8,796
Amortization of loan costs	3,338	3,614	5,546	6,385
(Gain) loss on extinguishment of debt	—	—	(45)	—
Interest expense associated with hotels in receivership	11,944	—	18,495	—
Severance	150	—	150	—
Company’s portion of adjustments to FFO of unconsolidated entities	6	—	6	1
Adjusted FFO available to common stockholders and OP unitholders	$11,792	$28,529	$(1,820)	$35,374

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of June 30, 2024:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full-service	150	100	150
Embassy Suites	Dallas, TX	Full-service	150	100	150
Embassy Suites	Herndon, VA	Full-service	150	100	150
Embassy Suites	Las Vegas, NV	Full-service	220	100	220
Embassy Suites	Houston, TX	Full-service	150	100	150
Embassy Suites	West Palm Beach, FL	Full-service	160	100	160
Embassy Suites	Philadelphia, PA	Full-service	263	100	263
Embassy Suites	Arlington, VA	Full-service	269	100	269
Embassy Suites	Portland, OR	Full-service	276	100	276
Embassy Suites	Santa Clara, CA	Full-service	258	100	258
Embassy Suites	Orlando, FL	Full-service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select-service	119	100	119
Hilton Garden Inn	Austin, TX	Select-service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select-service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select-service	176	100	176
Hilton	Houston, TX	Full-service	242	100	242
Hilton	St. Petersburg, FL	Full-service	333	100	333
Hilton	Santa Fe, NM	Full-service	158	100	158
Hilton	Bloomington, MN	Full-service	300	100	300
Hilton	Costa Mesa, CA	Full-service	486	100	486
Hilton	Parsippany, NJ	Full-service	353	100	353
Hilton	Tampa, FL	Full-service	238	100	238
Hilton	Alexandria, VA	Full-service	252	100	252
Hilton	Santa Cruz, CA	Full-service	178	100	178
Hilton	Ft. Worth, TX	Full-service	294	100	294
Hampton Inn (7)	Buford, GA	Select-service	92	100	92
Hampton Inn	Evansville, IN	Select-service	140	100	140
Hampton Inn	Parsippany, NJ	Select-service	152	100	152
Marriott	Beverly Hills, CA	Full-service	260	100	260
Marriott	Arlington, VA	Full-service	703	100	703
Marriott	Dallas, TX	Full-service	265	100	265
Marriott	Fremont, CA	Full-service	357	100	357
Marriott	Memphis, TN	Full-service	232	100	232
Marriott	Irving, TX	Full-service	499	100	499
Marriott	Omaha, NE	Full-service	300	100	300
Marriott	Sugarland, TX	Full-service	300	100	300
SpringHill Suites by Marriott (7)	Buford, GA	Select-service	97	100	97
Courtyard by Marriott	Bloomington, IN	Select-service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select-service	315	100	315
Courtyard by Marriott	Denver, CO	Select-service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select-service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select-service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select-service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select-service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select-service	154	100	154
Marriott Residence Inn	Evansville, IN	Select-service	78	100	78
Marriott Residence Inn	Orlando, FL	Select-service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select-service	159	100	159
Marriott Residence Inn	San Diego, CA	Select-service	150	100	150
Marriott Residence Inn (7)	Jacksonville, FL	Select-service	120	100	120
Marriott Residence Inn (7)	Manchester, CT	Select-service	96	100	96
Sheraton Hotel	Minneapolis, MN	Full-service	220	100	220

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Sheraton Hotel	Indianapolis, IN	Full-service	378	100	378
Sheraton Hotel	Anchorage, AK	Full-service	370	100	370
Sheraton Hotel	San Diego, CA	Full-service	260	100	260
Hyatt Regency	Coral Gables, FL	Full-service	254	100	254
Hyatt Regency	Hauppauge, NY	Full-service	358	100	358
Hyatt Regency	Savannah, GA	Full-service	351	100	351
Renaissance	Nashville, TN	Full-service	674	100	674
Annapolis Historic Inn	Annapolis, MD	Full-service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full-service	168	100	168
Silversmith	Chicago, IL	Full-service	144	100	144
The Churchill	Washington, D.C.	Full-service	173	100	173
The Melrose	Washington, D.C.	Full-service	240	100	240
Le Pavillon (1)	New Orleans, LA	Full-service	226	100	226
The Ashton	Ft. Worth, TX	Full-service	39	100	39
Westin	Princeton, NJ	Full-service	296	100	296
Hotel Indigo	Atlanta, GA	Full-service	141	100	141
Ritz-Carlton	Atlanta, GA	Full-service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full-service	157	100	157

Leasehold Properties
La Concha Key West (2) (3)	Key West, FL	Full-service	160	100	160
Renaissance (4)	Palm Springs, CA	Full-service	410	100	410
Hilton (5)	Marietta, GA	Full-service	200	100	200
Le Meridien (6)	Fort Worth, TX	Full-service	188	33	61
Total			17,680		17,553
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
At June 30, 2024, our total indebtedness of $2.8 billion included $2.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2024 would be approximately $6.3 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $220.1 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at June 30, 2024, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2024, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters and matters relating to compliance with applicable law (for example, the Americans with Disabilities Act and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow.
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint, which is currently pending before the Court. We intend to vigorously defend this matter and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of June 30, 2024, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
April 1 - April 30	—	$—	—	$200,000
May 1 - May 31	—	—	—	200,000
June 1 - June 30	—	—	—	200,000
Total	—	$—	—
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment No. 1 to the Third Amended and Restated Advisory Agreement
The Company, Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford Hospitality Advisors LLC are parties to that certain Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 (as amended, the “Advisory Agreement”).
On August 8, 2024, the parties to the Advisory Agreement entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extends the outside date for which any sale or disposition of any of the Company’s eight hotel properties associated with JPM8 following a JPM8 Event of Default (as such terms are defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from May 31, 2025 to August 31, 2025.
The foregoing description of the Amendment contained in this Item 5 does not purport to be complete and is subject to and qualified in its entirety by the full text of the Amendment, a copy of which is attached hereto as Exhibit 10.9 and incorporated herein by reference.
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
3.6
Articles Supplementary establishing the Series J Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.7
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.8
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016 by Amendment No. 4 on March 17, 2022 and by Amendment No. 5 on February 23, 2023 by Amendment No. 6 on August 8, 2023 and by Amendment No. 7 on February 27, 2024, adopted on February 27, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on March 1, 2024) (File No. 01-31775)

10.1
Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024) (File No. 001-31775)

10.2
Second Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of March 12, 2024, by and among, Ashford TRS companies and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024) (File No. 001-31775)

10.3
Amended and Restated Master Project Management Agreement, dated as of March 12, 2024, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation, and Premier Project Management LLC (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024) (File No. 001-31775)

10.4
Amendment No. 3 to Credit Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OCM AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024) (File No. 001-31775)

Exhibit	Description
10.5
Limited Waiver Under Advisory Agreement, dated as of March 11 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024) (File No. 001-31775)

10.6
Limited Waiver to Credit Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024) (File No. 001-31775)

10.7
Agreement of Purchase and Sale, dated as of January 29, 2024, by and between Beantown Hotel Owner, LLC and PIM Boston Back Bay LLC and PIM TRS Boston Back Bay LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2024) (File No. 001-31775)

10.7.1
First Amendment to Agreement of Purchase and Sale, dated as of February 28, 2024, by and between Beantown Hotel Owner, LLC and PIM Boston Back Bay LLC and PIM TRS Boston Back Bay LLC (incorporated by reference to Exhibit 10.7.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2024) (File No. 001-31775)

10.7.2
Second Amendment to Agreement of Purchase and Sale, dated as of April 8, 2024, by and between Beantown Hotel Owner, LLC and PIM Boston Back Bay LLC and PIM TRS Boston Back Bay LLC (incorporated by reference to Exhibit 10.7.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2024) (File No. 001-31775)

10.8*	Agreement of Purchase and Sale, dated May 31, 2024, by and among ACS One Ocean Propco LLC and Ashford Atlantic Beach LP and Ashford TRS Atlantic Beach LLC

10.9*
Amendment No. 1 To the Third Amended and Restated Advisory Agreement, dated August 8, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC

10.10*†	Form of 2024 Deferred Cash Award Agreement

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Separation/Consulting Agreement, dated as of June 30, 2024, by and among J. Robison Hays, III, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on July 3, 2024) (File No. 001-31775)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	August 8, 2024	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
President and Chief Executive Officer

Date:	August 8, 2024	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer