Form 10-Q
period 2024-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2024-11-12
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	5,520,951
(Class)	Outstanding at November 8, 2024

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30,2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Investments in hotel properties, gross ($159,495 and $147,664 attributable to VIEs).	$3,603,062	$4,245,264
Accumulated depreciation ($(28,269) and $(24,726) attributable to VIEs).	(1,118,574)	(1,293,332)
Investments in hotel properties, net ($131,226 and $122,938 attributable to VIEs).	2,484,488	2,951,932
Contract asset	365,647	—
Cash and cash equivalents ($6,011 and $2,363 attributable to VIEs)	119,659	165,231
Restricted cash ($4,571 and $17,346 attributable to VIEs)	114,282	146,079
Accounts receivable ($540 and $271 attributable to VIEs), net of allowance of $539 and $1,214, respectively	49,874	45,521
Inventories ($47 and $5 attributable to VIEs)	3,678	3,679
Notes receivable, net	10,164	7,369
Investments in unconsolidated entities	9,132	9,960
Deferred costs, net ($185 and $218 attributable to VIEs)	1,824	1,808
Prepaid expenses ($863 and $651 attributable to VIEs)	14,250	12,806
Derivative assets	4,074	13,696
Operating lease right-of-use assets	43,835	44,047
Other assets ($2,384 and $1,433 attributable to VIEs)	18,941	25,309
Intangible assets	797	797
Due from related parties, net ($243 and $0 attributable to VIEs)	2,078	—
Due from third-party hotel managers	26,684	21,664
Assets held for sale	—	12,383
Total assets	$3,269,407	$3,462,281
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($65,889 and $70,073 attributable to VIEs)	$2,734,537	$3,040,951
Debt associated with hotels in receivership	322,800	355,120
Finance lease liability	17,998	18,469
Other finance liability ($27,015 and $26,858 attributable to VIEs)	27,015	26,858
Accounts payable and accrued expenses ($20,041 and $14,405 attributable to VIEs)	146,402	129,323
Accrued interest payable ($214 and $241 attributable to VIEs)	10,714	12,985
Accrued interest associated with hotels in receivership	42,847	14,024
Dividends and distributions payable ($0 and $147 attributable to VIEs)	3,833	3,566
Due to Ashford Inc., net ($4,816 and $1,396 attributable to VIEs)	6,407	13,261
Due to related parties, net ($0 and $123 attributable to VIEs)	—	5,874
Due to third-party hotel managers ($25 and $110 attributable to VIEs)	1,149	1,193
Intangible liabilities, net	1,989	2,017
Operating lease liabilities	44,457	44,765
Other liabilities	3,301	3,499
Liabilities related to assets held for sale	—	14,653
Total liabilities	3,363,449	3,686,558
Commitments and contingencies (note 17)
Redeemable noncontrolling interests in operating partnership	22,675	22,007
Series J Redeemable Preferred Stock, $0.01 par value, 6,158,835 and 3,475,318 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	141,809	79,975
Series K Redeemable Preferred Stock, $0.01 par value, 526,708 and 194,193 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	13,024	4,783
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,111,127 and 1,159,927 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11	12
Series F Cumulative Preferred Stock, 1,037,044 and 1,175,344 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10	11
Series G Cumulative Preferred Stock, 1,472,948 and 1,531,996 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	15	15
Series H Cumulative Preferred Stock, 1,040,956 and 1,170,325 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10	12
Series I Cumulative Preferred Stock, 1,034,303 and 1,160,923 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11	12
Common stock, $0.01 par value, 400,000,000 shares authorized, 5,443,905 and 3,742,205 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	54	37
Additional paid-in capital	2,391,320	2,383,312
Accumulated deficit	(2,679,798)	(2,729,312)
Total stockholders’ equity (deficit) of the Company	(288,367)	(345,901)
Noncontrolling interest in consolidated entities	16,817	14,859
Total equity (deficit)	(271,550)	(331,042)
Total liabilities and equity/deficit	$3,269,407	$3,462,281
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Rooms	$212,962	$270,607	$685,774	$817,477
Food and beverage	46,384	52,205	159,002	172,943
Other hotel revenue	16,672	19,537	50,298	55,135
Total hotel revenue	276,018	342,349	895,074	1,045,555
Other	582	665	1,904	2,094
Total revenue	276,600	343,014	896,978	1,047,649
EXPENSES
Hotel operating expenses:
Rooms	50,929	64,803	159,682	190,041
Food and beverage	33,908	39,511	109,247	121,211
Other expenses	100,090	115,625	311,596	348,463
Management fees	9,907	12,687	32,641	38,706
Total hotel expenses	194,834	232,626	613,166	698,421
Property taxes, insurance and other	18,062	17,345	52,335	52,880
Depreciation and amortization	37,740	45,954	115,471	140,963
Advisory services fee	11,856	12,395	38,531	37,650
Corporate, general and administrative	5,059	3,871	20,462	11,387
Total operating expenses	267,551	312,191	839,965	941,301
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	9	6,390	94,406	7,443
Gain (loss) on derecognition of assets	11,114	—	156,748	—
OPERATING INCOME (LOSS)	20,172	37,213	308,167	113,791
Equity in earnings (loss) of unconsolidated entities	(133)	(138)	(828)	(715)
Interest income	1,771	1,888	5,443	6,755
Other income (expense)	36	34	108	277
Interest expense and amortization of discounts and loan costs	(66,825)	(87,631)	(209,202)	(243,096)
Interest expense associated with hotels in receivership	(11,120)	(11,749)	(35,162)	(27,389)
Write-off of premiums, loan costs and exit fees	(17)	(1,263)	(3,831)	(2,633)
Gain (loss) on extinguishment of debt	2,745	—	2,790	—
Realized and unrealized gain (loss) on derivatives	(6,202)	(2,678)	(84)	4,490
INCOME (LOSS) BEFORE INCOME TAXES	(59,573)	(64,324)	67,401	(148,520)
Income tax (expense) benefit	445	(127)	(3,313)	(2,410)
NET INCOME (LOSS)	(59,128)	(64,451)	64,088	(150,930)
(Income) loss attributable to noncontrolling interest in consolidated entities	477	—	494	—
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	746	889	(672)	1,838
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(57,905)	(63,562)	63,910	(149,092)
Preferred dividends	(5,900)	(4,295)	(16,379)	(11,290)
Deemed dividends on redeemable preferred stock	(902)	(760)	(2,253)	(1,993)
Gain (loss) on extinguishment of preferred stock	1,556	—	3,340	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(63,151)	$(68,617)	$48,618	$(162,375)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(12.39)	$(19.91)	$10.94	$(47.21)
Weighted average common shares outstanding – basic	5,096	3,446	4,425	3,440
Diluted:
Net income (loss) attributable to common stockholders	$(12.39)	$(19.91)	$3.12	$(47.21)
Weighted average common shares outstanding – diluted	5,096	3,446	18,768	3,440
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(59,128)	$(64,451)	$64,088	$(150,930)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(59,128)	(64,451)	64,088	(150,930)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	477	—	494	—
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	746	889	(672)	1,838
Comprehensive income (loss) attributable to the Company	$(57,905)	$(63,562)	$63,910	$(149,092)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	1,160	$12	1,095	$11	1,503	$15	1,090	$11	1,104	$11	4,676	$47	$2,390,362	$(2,616,339)	$17,894	$(207,976)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	77	—	26	103
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	120	—	1,135	—	—	1,135
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	—	(587)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(478)	—	(478)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(679)	—	(679)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(488)	—	(488)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(485)	—	(485)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,947)	—	(2,947)
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(236)	—	(236)
Dividends Declared - Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Issuance of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3	3
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(308)	—	(308)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(902)	—	(902)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	152	1	1,305	—	—	1,306
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,887	1,887
Extinguishment of preferred stock	(49)	(1)	(58)	(1)	(30)	—	(49)	(1)	(70)	—	496	6	(1,559)	1,556	—	—
Distributions to noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,512)	(2,512)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(57,905)	(477)	(58,382)
Balance at September 30, 2024	1,111	$11	1,037	$10	1,473	$15	1,041	$10	1,034	$11	5,444	$54	$2,391,320	$(2,679,798)	$16,817	$(271,550)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	5,206	$119,817	358	$8,840	$22,972
Equity-based compensation	—	—	—	—	141
Issuance of common stock	—	—	—	—	—
Issuances of preferred stock	1,004	22,413	175	4,167	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—
Dividends declared - Stirling OP	—	—	—	—	—
Issuance of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	308
Redemption value adjustment – preferred stock	—	763	—	139	—
Redemption of preferred stock	(52)	(1,184)	(6)	(122)	—
Extinguishment of preferred stock	—	—	—	—	—
Distributions to noncontrolling interests in consolidated entities	—	—	—	—	—
Net income (loss)	—	—	—	—	(746)
Balance at September 30, 2024	6,158	$141,809	527	$13,024	$22,675

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,160	$12	1,175	$11	1,532	$15	1,170	$12	1,161	$12	3,742	$37	$2,383,312	$(2,729,312)	$14,859	$(331,042)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(3)	—	(49)	—	—	(49)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	573	—	66	639
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	4	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	736	7	8,928	—	—	8,935
Issuances of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.58/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,810)	—	(1,810)
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,492)	—	(1,492)
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,078)	—	(2,078)
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,514)	—	(1,514)
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,539)	—	(1,539)
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,420)	—	(7,420)
Dividends declared – preferred stock – Series K ($1.54/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(526)	—	(526)
Dividends declared - Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Issuance of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	44	44
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	896	—	896
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,253)	—	(2,253)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	203	2	1,899	—	—	1,901
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,866	4,866
Extinguishment of preferred stock	(49)	(1)	(138)	(1)	(59)	—	(129)	(2)	(127)	(1)	762	8	(3,343)	3,340	—	—
Distributions to noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,512)	(2,512)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	63,910	(494)	63,416
Balance at September 30, 2024	1,111	$11	1,037	$10	1,473	$15	1,041	$10	1,034	$11	5,444	$54	$2,391,320	$(2,679,798)	$16,817	$(271,550)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	3,475	$79,975	194	$4,783	$22,007
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	892
Issuance of restricted shares/units	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Issuances of preferred stock	2,753	61,461	345	8,262	—
Dividends declared – preferred stock – Series D ($1.58/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.54/share)	—	—	—	—	—
Dividends declared - Stirling OP	—	—	—	—	—
Issuance of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	(896)
Redemption value adjustment – preferred stock	—	1,983	—	270	—
Redemption of preferred stock	(70)	(1,610)	(12)	(291)	—
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—
Extinguishment of preferred stock	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—
Distributions to noncontrolling interests in consolidated entities	—	—	—	—	—
Net income (loss)	—	—	—	—	672
Balance at September 30, 2024	6,158	$141,809	527	$13,024	$22,675

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	3,449	$35	$2,385,115	$(2,628,370)	$7,961	$(235,194)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	874	—	—	874
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	2	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock –Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(621)	—	(621)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(577)	—	(577)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	—	(706)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(613)	—	(613)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	—	(587)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,130)	—	(1,130)
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(61)	—	(61)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(257)	—	(257)
Redemption value adjustment - preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(760)	—	(760)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,192	5,192
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(63,562)	—	(63,562)
Balance at September 30, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	3,451	$35	$2,385,989	$(2,697,244)	$13,153	$(298,002)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	1,575	$36,224	72	$1,766	$22,409
Equity-based compensation	—	—	—	—	617
Issuance of restricted shares/units	—	—	—	—	—
Issuance of preferred stock	1,055	23,567	82	1,985	—
Dividends declared – preferred stock –Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	257
Redemption value adjustment – preferred stock	—	713	—	47	—
Redemption of preferred stock	(1)	(22)	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—
Net income (loss)	—	—	—	—	(889)
Balance at September 30, 2023	2,629	$60,482	154	$3,798	$22,394

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	3,450	$35	$2,383,554	$(2,534,043)	$—	$(150,389)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(3)	—	(83)	—	—	(83)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,518	—	—	2,518
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	4	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.59/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,861)	—	(1,861)
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,730)	—	(1,730)
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,118)	—	(2,118)
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,840)	—	(1,840)
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,762)	—	(1,762)
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,881)	—	(1,881)
Dividends declared – preferred stock – Series K ($1.54/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(98)	—	(98)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(826)	—	(826)
Redemption value adjustment - preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,993)		(1,993)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,961	7,961
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,192	5,192
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(149,092)	—	(149,092)
Balance at September 30, 2023	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	3,451	$35	$2,385,989	$(2,697,244)	$13,153	$(298,002)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	87	$2,004	2	$44	$21,550
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,856
Issuance of restricted shares/units	—	—	—	—	—
Issuance of preferred stock	2,545	56,658	152	3,656	—
Dividends declared – preferred stock – Series D ($1.59/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.54/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	826
Redemption value adjustment – preferred stock	—	1,895	—	98	—
Redemption of preferred stock	(3)	(75)	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—
Net income (loss)	—	—	—	—	(1,838)
Balance at September 30, 2023	2,629	$60,482	154	$3,798	$22,394
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$64,088	$(150,930)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	115,471	140,963
Amortization of intangibles	(120)	(44)
Recognition of deferred income	(165)	(374)
Bad debt expense	1,806	2,887
Deferred income tax expense (benefit)	61	4
Equity in (earnings) loss of unconsolidated entities	828	715
(Gain) loss on consolidation of VIE and disposition of assets and hotel properties	(94,406)	(7,443)
(Gain) loss on derecognition of assets	(156,748)	—
(Gain) loss on extinguishment of debt	(2,790)	—
Realized and unrealized (gain) loss on derivatives	84	(4,490)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	13,571	20,415
Equity-based compensation	1,531	4,374
Non-cash interest income	(925)	(497)
Changes in operating assets and liabilities, exclusive of the effect of the consolidation of VIE and disposition of asset and hotel properties and derecognition of assets:
Accounts receivable and inventories	(10,750)	(28,630)
Prepaid expenses and other assets	3,925	3,995
Accounts payable and accrued expenses and accrued interest payable	15,396	33,769
Accrued interest associated with hotels in receivership	32,080	11,749
Due to/from related parties	(7,965)	960
Due to/from third-party hotel managers	(7,007)	(1,868)
Due to/from Ashford Inc., net	(5,650)	10,503
Operating lease liabilities	(306)	226
Operating lease right-of-use assets	302	(231)
Other liabilities	(5)	(4)
Net cash provided by (used in) operating activities	(37,694)	36,049
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(87,458)	(99,482)
Net proceeds from disposition of assets and hotel properties	300,022	14,452
Payments for initial franchise fees	(200)	(402)
Proceeds from notes receivable	2,512	5,250
Issuance of note receivable	(4,490)	(5,722)
Proceeds from property insurance	1,478	1,788
Restricted cash received from initial consolidation of VIE	—	18,201
Net cash provided by (used in) investing activities	211,864	(65,915)
Cash Flows from Financing Activities
Borrowings on indebtedness	28,223	101,732
Repayments of indebtedness	(336,492)	(342,935)
Payments for loan costs and exit fees	(16,690)	(10,491)
Payments for dividends and distributions	(14,700)	(10,649)
Purchases of common stock	(49)	(90)
Redemption of preferred stock	—	(75)
Payments for derivatives	(15,088)	(22,285)
Proceeds from derivatives	23,948	47,565
Proceeds from common stock offerings	8,846	—
Proceeds from preferred stock offerings	68,320	60,102
Payments on finance lease liabilities	(471)	(307)
Issuance of Stirling OP common units	36	—
Contributions from noncontrolling interest in consolidated entities	4,866	5,192
Distributions to noncontrolling interest in consolidated entities	(2,512)	—
Net cash provided by (used in) financing activities	(251,763)	(172,241)

	Nine Months Ended September 30,
	2024	2023
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(77,593)	(202,107)
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	311,534	559,026
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$233,941	$356,919

Supplemental Cash Flow Information
Interest paid	$206,955	$242,339
Income taxes paid (refunded)	3,730	(2,947)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$17,448	$16,917
Accrued common stock offering costs	31	—
Accrued preferred stock offering costs	13	—
Non-cash extinguishment of debt	8,881	—
Non-cash issuance of Stirling OP common units	8	—
Non-cash extinguishment of preferred stock	11,566	—
Issuance of common stock from preferred stock exchanges	8,226	—
Non-cash preferred stock dividends	1,416	191
Unsettled proceeds from derivatives	1,056	1,782
Non-cash derecognition of assets	231,645	—
Dividends and distributions declared but not paid	3,833	3,568
Assumption of debt from consolidation of VIE	—	35,052
Assumption of other finance liability from consolidation of VIE	—	26,729
Acquisition of hotel property from consolidation of VIE	—	61,100
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$165,231	$417,064
Restricted cash at beginning of period	146,079	141,962
Cash, cash equivalents and restricted cash at beginning of period	311,310	559,026
Cash and cash equivalents at beginning of period included in assets held for sale	1	—
Restricted cash at beginning of period included in assets held for sale	223	—
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	$311,534	$559,026

Cash and cash equivalents at end of period	$119,659	$184,181
Restricted cash at end of period	114,282	171,896
Cash, cash equivalents and restricted cash at end of period	233,941	356,077
Cash and cash equivalents at end of period included in assets held for sale	—	556
Restricted cash at end of period included in assets held for sale	—	286
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$233,941	$356,919
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of September 30, 2024, we held interests in the following assets:
•68 consolidated operating hotel properties, which represent 17,051 total rooms;
•one consolidated operating hotel property, which represents 188 total rooms through a 29.3% owned investment in a consolidated entity;
•four consolidated operating hotel properties, which represent 405 total rooms owned through a 99.0% ownership interest in Stirling REIT OP, LP (“Stirling OP”), which was formed by Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. See note 2;
•15.1% ownership in OpenKey, Inc. (“OpenKey”) with a carrying value of approximately $1.1 million; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $8.0 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2024, our 69 operating hotel properties and four Stirling OP hotel properties were leased or owned by our wholly owned or majority owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
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
On September 27, 2024, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse stock split was effective as of the close of business on October 25, 2024. As a result of the reverse stock split, the number of outstanding shares of common stock was reduced from approximately 55.2 million shares to approximately 5.5 million shares on that date. Additionally, the number of outstanding common units, Long-Term Incentive Plan (“LTIP”) units and Performance LTIP units was reduced from approximately 2.1 million units to approximately 208,000 units on that date. All common stock, common units, LTIP units, Performance LTIP units, performance stock units and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
restricted stock units as well as per share data related to these classes of equity have been revised in the accompanying consolidated financial statements to reflect this reverse stock split for all periods presented.
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
815 Commerce Managing Member, LLC (“815 Commerce MM”) is considered to be a VIE, as defined by authoritative accounting guidance. On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce MM, which developed the Le Meridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. During 2023, the Company funded a default loan to the manager of 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. The total amount of balancing deposits required by the property construction lender are up to $9.5 million. At September 30, 2024, the Company has funded $8.8 million.
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
The Company determined the transaction resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the stockholders who have control over election or removal of the board of directors of Stirling Inc. that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by the Company through its equity interest, and substantially all of the activities are performed on the Company’s behalf. As a result, Ashford Trust began consolidating Stirling OP as of December 6, 2023 and as such, the properties and debt continue to be reflected on the Company's balance sheet at their historical carrying values. As of September 30, 2024, Ashford Trust remains the primary beneficiary and continues to consolidate Stirling OP.
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following transactions affect reporting comparability of our consolidated financial statements:

Property	Location	Type	Date
WorldQuest Resort	Orlando, FL	Disposition	August 1, 2023
Sheraton Bucks County	Langhorne, PA	Disposition	November 9, 2023
Embassy Suites Flagstaff	Flagstaff, AZ	Disposition	November 29, 2023
Embassy Suites Walnut Creek	Walnut Creek, CA	Disposition	November 29, 2023
Marriott Bridgewater	Bridgewater, NJ	Disposition	November 29, 2023
Marriott Research Triangle Park	Durham, NC	Disposition	November 29, 2023
W Atlanta	Atlanta, GA	Disposition	November 29, 2023
Courtyard Columbus Tipton Lakes	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
One Ocean	Atlantic Beach, FL	Disposition	June 27, 2024
The Ashton	Fort Worth, TX	Disposition	July 16, 2024
Le Meridien Fort Worth	Fort Worth, TX	Developed	August 29, 2024
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
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. As of September 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of September 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
Reclassification—Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended September 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$13,753	$3,372	$1,089	$—	$18,214
Boston, MA Area	1	7,954	555	469	—	8,978
Dallas / Ft. Worth, TX Area	5	12,055	2,815	911	—	15,781
Houston, TX Area	3	7,220	1,690	267	—	9,177
Los Angeles, CA Metro Area	4	16,665	4,443	1,317	—	22,425
Miami, FL Metro Area	2	4,279	1,627	368	—	6,274
Minneapolis - St. Paul, MN Area	2	4,526	1,211	155	—	5,892
Nashville, TN Area	1	12,599	6,616	1,521	—	20,736
New York / New Jersey Metro Area	4	11,256	3,499	529	—	15,284
Orlando, FL Area	2	4,584	367	588	—	5,539
Philadelphia, PA Area	1	2,856	225	200	—	3,281
San Diego, CA Area	2	6,795	397	439	—	7,631
San Francisco - Oakland, CA Metro Area	3	10,374	1,059	417	—	11,850
Tampa, FL Area	2	5,533	1,130	515	—	7,178
Washington D.C. - MD - VA Area	9	31,608	6,602	2,637	—	40,847
Other Areas	26	60,861	10,773	5,239	—	76,873
Disposed/derecognized properties	22	44	3	11	—	58
Corporate	—	—	—	—	582	582
Total	95	$212,962	$46,384	$16,672	$582	$276,600

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$14,430	$3,407	$840	$—	$18,677
Boston, MA Area	1	7,306	500	448	—	8,254
Dallas / Ft. Worth, TX Area	4	11,049	2,710	842	—	14,601
Houston, TX Area	3	6,588	2,248	166	—	9,002
Los Angeles, CA Metro Area	4	17,012	4,226	1,124	—	22,362
Miami, FL Metro Area	2	4,324	1,412	260	—	5,996
Minneapolis - St. Paul, MN Area	2	4,629	1,479	154	—	6,262
Nashville, TN Area	1	14,775	6,731	944	—	22,450
New York / New Jersey Metro Area	4	11,950	3,591	560	—	16,101
Orlando, FL Area	2	4,780	355	499	—	5,634
Philadelphia, PA Area	1	3,237	292	298	—	3,827
San Diego, CA Area	2	6,401	294	360	—	7,055
San Francisco - Oakland, CA Metro Area	3	9,835	1,307	329	—	11,471
Tampa, FL Area	2	5,941	1,492	522	—	7,955
Washington D.C. - MD - VA Area	9	31,069	5,442	2,379	—	38,890
Other Areas	26	61,991	9,915	5,162	—	77,068
Disposed/derecognized properties (1)	28	55,290	6,804	4,650	—	66,744
Corporate	—	—	—	—	665	665
Total	100	$270,607	$52,205	$19,537	$665	$343,014

	Nine Months Ended September 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$41,391	$11,626	$2,960	$—	$55,977
Boston, MA Area	1	19,485	1,706	1,357	—	22,548
Dallas / Ft. Worth, TX Area	5	39,602	11,467	2,754	—	53,823
Houston, TX Area	3	20,238	6,676	791	—	27,705
Los Angeles, CA Metro Area	4	53,518	13,611	3,623	—	70,752
Miami, FL Metro Area	2	19,395	7,323	1,071	—	27,789
Minneapolis - St. Paul, MN	2	10,972	3,568	429	—	14,969
Nashville, TN Area	1	42,135	21,755	3,849	—	67,739
New York / New Jersey Metro Area	4	30,910	10,529	1,477	—	42,916
Orlando, FL Area	2	17,114	1,141	1,728	—	19,983
Philadelphia, PA Area	1	8,760	708	733	—	10,201
San Diego, CA Area	2	18,161	1,175	1,202	—	20,538
San Francisco - Oakland, CA Metro Area	3	29,305	3,711	1,140	—	34,156
Tampa, FL Area	2	22,229	5,349	1,537	—	29,115
Washington D.C. - MD - VA Area	9	102,511	20,590	7,213	—	130,314
Other Areas	26	177,553	32,959	14,879	—	225,391
Disposed/derecognized properties	22	32,495	5,108	3,555	—	41,158
Corporate	—	—	—	—	1,904	1,904
Total	95	$685,774	$159,002	$50,298	$1,904	$896,978

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$43,459	$11,820	$2,610	$—	$57,889
Boston, MA Area	1	18,088	1,537	1,313	—	20,938
Dallas / Ft. Worth, TX Area	4	39,345	11,797	2,735	—	53,877
Houston, TX Area	3	20,575	7,499	647	—	28,721
Los Angeles, CA Metro Area	4	54,146	13,610	3,080	—	70,836
Miami, FL Metro Area	2	19,053	6,490	698	—	26,241
Minneapolis - St. Paul, MN	2	10,984	3,536	588	—	15,108
Nashville, TN Area	1	43,361	21,673	2,668	—	67,702
New York / New Jersey Metro Area	4	30,987	11,328	1,727	—	44,042
Orlando, FL Area	2	18,015	1,274	1,515	—	20,804
Philadelphia, PA Area	1	9,173	865	643	—	10,681
San Diego, CA Area	2	16,741	941	1,044	—	18,726
San Francisco - Oakland, CA Metro Area	3	27,371	3,842	925	—	32,138
Tampa, FL Area	2	23,283	5,489	1,444	—	30,216
Washington D.C. - MD - VA Area	9	98,536	18,599	6,620	—	123,755
Other Areas	26	177,562	32,150	13,511	—	223,223
Disposed/derecognized properties (1)	28	166,798	20,493	13,367	—	200,658
Corporate	—	—	—	—	2,094	2,094
Total	100	$817,477	$172,943	$55,135	$2,094	$1,047,649
_____________________________
(1)    Includes WorldQuest Resort that was sold on August 1, 2023.
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$474,823	$605,509
Buildings and improvements	2,911,840	3,331,645
Furniture, fixtures and equipment	174,208	175,991
Construction in progress	24,922	114,850
Hilton Marietta finance lease	17,269	17,269
Total cost	3,603,062	4,245,264
Accumulated depreciation	(1,118,574)	(1,293,332)
Investments in hotel properties, net	$2,484,488	$2,951,932
5. Dispositions and Impairment Charges
Dispositions
On March 1, 2024, the Company received notice that the hotel properties securing the KEYS Pool A and KEYS Pool B loans have been transferred to a court-appointed receiver.
We derecognized the hotel properties securing the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet as of March 1, 2024, when the receiver took control of the hotels, and accordingly recognized a gain of $133.9 million which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations. For the three months ended June 30, 2024, we recognized a gain of $11.7 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations. During the three months ended September 30, 2024, we recognized an additional gain of $11.1 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations The gain primarily represents the accrued interest expense associated with the default of the KEYS Pool A and KEYS Pool B loans, which results in a corresponding increase of the contract asset on our consolidated balance sheet as we expect to be released from this obligation upon final resolution with the lender. See note 7.
On March 6, 2024, the Company sold the Residence Inn Salt Lake City in Salt Lake City, Utah for $19.2 million in cash. The sale resulted in a gain of approximately $6.9 million for the nine months ended September 30, 2024, which was included in

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
“gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On April 9, 2024, the Company sold the Hilton Boston Back Bay in Boston, Massachusetts for $171 million in cash. The sale resulted in a gain of approximately $129,000 for the nine months ended September 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On April 23, 2024, the Company sold the Hampton Inn Lawrenceville in Lawrenceville, Georgia for $8.1 million in cash. The sale resulted in a gain of approximately $4.8 million for the nine months ended September 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On May 30, 2024, the Company sold the Courtyard Manchester in Manchester, Connecticut for $8.0 million in cash. The sale resulted in a gain of approximately $2.1 million for the nine months ended September 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On June 10, 2024, the Company sold the SpringHill Suites Kennesaw and Fairfield Inn Kennesaw in Kennesaw, Georgia for $17.5 million in cash. The sales resulted in a gain of approximately $9.6 million for the nine months ended September 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On June 27, 2024, the Company sold the One Ocean Resort and Spa in Atlantic Beach, Florida for $87.0 million in cash. The sale resulted in a gain of approximately $70.9 million for the nine months ended September 30, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton hotel in Fort Worth, Texas, which secures the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024 and resulted in a gain on extinguishment of debt of approximately $2.6 million for the three and nine months ended September 30, 2024, which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The results of operations for disposed and derecognized hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2023 and 2024 dispositions. The following table includes condensed financial information for the three and nine months ended September 30, 2024 and 2023 from the Company’s dispositions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total hotel revenue	$58	$66,744	$41,158	$200,658
Total hotel operating expenses	(672)	(46,007)	(31,011)	(136,229)
Property taxes, insurance and other	193	(3,830)	(2,909)	(11,189)
Depreciation and amortization	(6)	(8,765)	(3,937)	(27,389)
Total operating expenses	(485)	(58,602)	(37,857)	(174,807)
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	9	6,389	94,397	6,389
Gain (loss) on derecognition of assets	11,114	—	156,748	—
Operating income (loss)	10,696	14,531	254,446	32,240
Interest income	—	75	43	155
Interest expense and amortization of discounts and loan costs	(49)	(11,738)	(5,993)	(30,060)
Interest expense associated with hotels in receivership	(11,120)	(11,749)	(35,162)	(27,389)
Write-off of premiums, loan costs and exit fees	(850)	—	(838)	—
Gain (loss) on extinguishment of debt	2,745	—	2,790	—
Income (loss) before income taxes	1,422	(8,881)	215,286	(25,054)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(17)	113	(2,655)	279
Net income (loss) attributable to the Company	$1,405	$(8,768)	$212,631	$(24,775)
Impairment Charges
For the three and nine months ended September 30, 2024 and 2023, no impairment charges were recorded.
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of September 30, 2024, the Company has made investments in OpenKey totaling approximately $5.5 million.
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
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	September 30, 2024	December 31, 2023
Carrying value of the investment in OpenKey (in thousands)	$1,113	$1,575
Ownership interest in OpenKey	15.1%	15.1%
Carrying value of the Meritage Investment (in thousands)	$8,019	$8,385

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OpenKey	$(173)	$(125)	$(462)	$(427)
Meritage Investment	40	(13)	(366)	(288)
	$(133)	$(138)	$(828)	$(715)
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any other-than-temporary impairment is recorded in equity in earnings (loss) of unconsolidated entities. No impairment charges were recorded during the three and nine months ended September 30, 2024 and 2023.
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral		Maturity	Interest Rate		September 30, 2024	December 31, 2023
Mortgage loan (2)	1	hotel	May 2024		4.99%	$—	$5,613
Mortgage loan (3)	1	hotel	June 2024	SOFR(1) +	2.00%	—	8,881
Mortgage loan (4)	2	hotels	August 2024		4.85%	—	10,945
Mortgage loan (5)	1	hotel	November 2024	SOFR(1) +	4.76%	86,000	86,000
Mortgage loan (6)	17	hotels	November 2024	SOFR(1) +	3.39%	409,750	409,750
Mortgage loan (7)	1	hotel	December 2024	SOFR(1) +	4.00%	37,000	37,000
Mortgage loan (8)	1	hotel	December 2024	SOFR(1) +	2.85%	13,644	13,759
Mortgage loan (9)	2	hotels	February 2025		4.45%	26,134	45,792
Mortgage loan (10)	8	hotels	February 2025	SOFR(1) +	3.28%	335,000	345,000
Mortgage loan	1	hotel	March 2025		4.66%	22,289	22,742
Mortgage loan (11)	2	hotels	March 2025	SOFR(1) +	2.80%	—	240,000
Mortgage loan (12)	19	hotels	April 2025	SOFR(1) +	3.51%	862,027	862,027
Mortgage loan (13)	4	hotels	June 2025	SOFR(1) +	4.03%	143,877	143,877
Mortgage loan (14)	4	hotels	June 2025	SOFR(1) +	4.29%	159,424	237,061
Mortgage loan (15)	5	hotels	June 2025	SOFR(1) +	3.02%	109,473	119,003
Mortgage loan (16)	1	hotel	August 2025	SOFR(1) +	3.91%	—	98,000
Term loan (17)	Equity		January 2026		14.00%	84,386	183,082
Mortgage loan (18)	2	hotels	May 2026	SOFR(1) +	4.00%	98,450	98,450
Mortgage loan (11)	1	hotel	May 2026	SOFR(1) +	3.98%	267,200	—
Mortgage loan (19)	4	hotels	December 2028		8.51%	30,200	30,200
Environmental loan (20)	1	hotel	April 2024		10.00%	420	571
Bridge loan (20)	1	hotel	December 2024		7.75%	20,828	19,889
TIF Loan (20)	1	hotel	August 2025		8.25%	—	5,609
Construction loan (20)	1	hotel	May 2033		11.26%	15,825	15,494
Total indebtedness						$2,721,927	$3,038,745
Premiums (discounts), net						313	(606)
Capitalized default interest and late charges						90	396
Deferred loan costs, net						(10,193)	(6,914)
Embedded debt derivative						22,400	23,696
Indebtedness, net						$2,734,537	$3,055,317
Indebtedness related to assets held for sale, net	1	hotel	February 2025		4.45%	—	14,366
						$2,734,537	$3,040,951
_____________________________
(1)    SOFR rates were 4.85% and 5.35% at September 30, 2024 and December 31, 2023, respectively.
(2)    On May 30, 2024, we sold this property for $8.0 million.
(3)    The asset securing the mortgage loan was disposed of on July 16, 2024. See note 5.
(4)     On June 10, 2024, we sold the two properties securing this mortgage loan for $17.5 million. See note 5.
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
(9)     On March 6, 2024, we sold the Residence Inn Salt Lake City for $19.2 million. Proceeds from the sale were used to repay $19.0 million in principal. See note 5.
(10)     This mortgage loan was amended in April 2024. Terms of the amendment included a $10.0 million paydown and added a sixth one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in February 2024.
(11)     On May 9, 2024, we entered into a new $267.2 million loan secured by Nashville Renaissance. The new mortgage loan is interest only and bears interest at the rate of SOFR + 3.98%, has a two-year initial term, and three one-year extension options, subject to satisfaction of certain conditions. The previous mortgage loan was secured by Nashville Renaissance and Westin Princeton. After the May 9, 2024 refinance, Westin Princeton is unencumbered.
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
(16) On April 9, 2024, we sold this property for $171.0 million. See note 5.
(17) On March 11, 2024, we amended this term loan. Terms of the amendment extended the current maturity date to January 2026.
(18) This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(19) This loan is associated with Stirling OP. See discussion in notes 1 and 2.
(20)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in notes 1, 2 and 8.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2024	2023	2024	2023
Interest expense and amortization of discounts and loan costs	$(17)	$(5,031)	$(896)	$(13,862)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the years ended December 31, 2021 and 2020, the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of the capitalized principal that was amortized during the three and nine months ended September 30, 2024 was $54,000 and $298,000, respectively. For the three and nine months ended September 30, 2023, the amount of principal amortization was $1.7 million and $6.6 million, respectively. The amount of the capitalized principal that was written off during the three and nine months ended September 30, 2024 was $0 and $8,000, respectively. There was no write off during the three and nine months ended September 30, 2023. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
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
The KEYS mortgage loans were entered into on June 13, 2018, each of which had a two-year initial term and five one-year extension options. In order to qualify for a one-year extension in June of 2023, each KEYS loan pool was required to achieve a certain debt yield test. The Company extended its KEYS Pool C loan with a paydown of approximately $62.4 million, its KEYS Pool D loan with a paydown of approximately $25.6 million, and its KEYS Pool E loan with a paydown of approximately $41.0 million. On June 9, 2023, the Company received a 30-day extension to satisfy the extension conditions in order to negotiate modifications to the respective extension tests. On July 7, 2023, the Company elected not to make the required paydowns to extend its KEYS Pool A loan, KEYS Pool B loan and KEYS Pool F loan thereby defaulting on such loans.
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
During the three months ended June 30, 2024, we recognized an additional gain of $11.7 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations that increased the contract asset by a corresponding amount. The additional gain primarily represents the additional accrued interest expense recorded during the three months ended June 30, 2024.
During the three months ended September 30, 2024, we recognized an additional gain of $11.1 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations that increased the contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus is included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel.
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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of September 30, 2024, we were in compliance with all covenants related to mortgage loans, with the exception of the KEYS Pool A and KEYS Pool B mortgage loans discussed above. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”). The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
In conjunction with the development of the Le Meridien in Fort Worth, Texas, which was consolidated as of May 31, 2023, the Company recorded for the three and nine months ended September 30, 2024 $1.1 million and $3.7 million of capitalized interest. For the three and nine months ended September 30, 2023, the Company recorded $1.0 million and $1.6 million of capitalized interest. These amounts are included in “investment in hotel properties, net” in our consolidated balance sheet. See note 4. The hotel opened on August 29, 2024.
8. Note Receivable, Net and Other
As of September 30, 2024, the Company has a note receivable of $10.2 million, which consists of advances of $8.8 million and accrued interest of $1.3 million with the manager of 815 Commerce MM, who also holds a non-controlling interest in 815 Commerce MM. See discussion in note 2. As of September 30, 2024, the Company has a maximum note commitment of up to $9.5 million, which is the total of balancing deposits required by the property construction lender. The note bears interest at

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
18.0% per annum. The note receivable is payable within 30 days after demand. If the manager fails upon demand to repay the note receivable with interest, the Company will have the right to convert the unpaid principal plus all accrued interest thereon to an additional capital contribution in which case the deemed additional capital contributions by the manager will be deemed to have not occurred and the percentage interests and the residual sharing percentages of the members shall be adjusted. The note receivable may be prepaid in whole or in part.
The following table summarizes the note receivable (dollars in thousands):

	Interest Rate	September 30, 2024	December 31, 2023
Note receivable	18.0%	$10,164	$7,369
The following table summarizes the interest income associated with the note receivable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2024	2023	2024	2023
Other income (expense)	$370	$192	$817	$212
On September 1, 2022, the Company sold the Sheraton Ann Arbor. Under the purchase and sale agreement, $1.5 million of the sales price was deferred, interest free, until the last day of the 24th month following the closing date (September 30, 2024). Payment was received on August 30, 2024. The components of the receivable, which were included in “other assets” in the consolidated balance sheets, are summarized below (dollars in thousands):

	Imputed Interest Rate	September 30, 2024	December 31, 2023
Deferred Consideration
Face amount	10.0%	$—	$1,500
Discount (1)		—	(108)
		$—	$1,392
_______________
(1)    The discount represents the imputed interest during the interest-free period.
We recognized discount amortization income as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2024	2023	2024	2023
Other income (expense)	$37	$34	$108	$98
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three and nine months ended September 30, 2024 and 2023.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Nine Months Ended September 30,
	2024		2023
Interest rate caps:
Notional amount (in thousands)	$2,183,242	(1)	$2,158,231	(1)
Strike rate low end of range	3.10%		2.50%
Strike rate high end of range	7.31%		6.90%
Effective date range	February 2024 - June 2024		March 2023 - August 2023
Termination date range	February 2025 - May 2026		February 2024 - June 2025
Total cost (in thousands)	$15,088		$22,285
_______________
(1)These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	September 30, 2024		December 31, 2023
Interest rate caps:
Notional amount (in thousands)	$3,474,732	(1)	$3,351,271	(1)
Strike rate low end of range	2.00%		2.00%
Strike rate high end of range	7.31%		6.90%
Termination date range	November 2024 - May 2026		February 2024 - June 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$2,521,845		$2,689,927
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2024, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.846% to 3.013% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the September 30, 2024 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the risk-free rate of 3.89% was the discount rate utilized in the valuation and was determined based on reference to market yields for U.S. treasury debt instruments with similar terms;
•the recovery rate of 47.0% assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event of 39.5% were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of September 30, 2024.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at December 31, 2022	$23,687
Re-measurement of fair value	934
Balance at March 31, 2023	24,621
Re-measurement of fair value	(1,961)
Balance at June 30, 2023	22,660
Re-measurement of fair value	436
Balance at September 30, 2023	23,096
Re-measurement of fair value	600
Balance at December 31, 2023	23,696
Re-measurement of fair value	(2,624)
Balance at March 31, 2024	21,072
Re-measurement of fair value	128
Balance at June 30, 2024	21,200
Re-measurement of fair value	1,200
Balance at September 30, 2024	$22,400
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2024:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$4,074	$—	$4,074	(1)
Total	$—	$4,074	$—	$4,074
Liabilities
Embedded debt derivative	$—	$—	$(22,400)	$(22,400)	(2)
Net	$—	$4,074	$(22,400)	$(18,326)

December 31, 2023:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$13,696	$—	$13,696	(1)
Total	$—	$13,696	$—	$13,696
Liabilities
Embedded debt derivative	$—	$—	$(23,696)	$(23,696)	(2)
Net	$—	$13,696	$(23,696)	$(10,000)
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

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2024		2023
Assets
Derivative assets:
Interest rate derivatives - caps	$(5,002)		$(2,242)
Total	$(5,002)		$(2,242)
Liabilities
Derivative liabilities:
Embedded debt derivative	$(1,200)		$(436)
Net	$(6,202)		$(2,678)

Total combined
Interest rate derivatives - caps	$(12,259)		$(12,567)
Embedded debt derivative	(1,200)		(436)
Unrealized gain (loss) on derivatives	(13,459)	(1)	(13,003)	(1)
Realized gain (loss) on interest rate caps	7,257	(1) (2)	10,325	(1) (2)
Net	$(6,202)		$(2,678)
____________________________________
(1)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Represents settled and unsettled payments from counterparties on interest rate caps.

	Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2024		2023
Assets
Derivative assets:
Interest rate derivatives - caps	$(1,380)		$3,899
Total	$(1,380)		$3,899

Liabilities
Derivative liabilities:
Embedded debt derivative	$1,296		$591
Net	$(84)		$4,490

Total combined
Interest rate derivatives - caps	$(24,709)		$(26,891)
Embedded debt derivative	1,296		591
Unrealized gain (loss) on derivatives	(23,413)	(1)	(26,300)	(1)
Realized gain (loss) on interest rate caps	23,329	(1) (2)	30,790	(1) (2)
Net	$(84)		$4,490
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

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$4,074	$4,074	$13,696	$13,696
Financial liabilities measured at fair value:
Embedded debt derivative	$22,400	$22,400	$23,696	$23,696

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$119,659	$119,659	$165,232	$165,232
Restricted cash (1)	114,282	114,282	146,302	146,302
Accounts receivable, net (1)	49,874	49,874	45,692	45,692
Notes receivable, net	10,164	10,164	7,369	7,369
Due from related parties, net	2,078	2,078	—	—
Due from third-party hotel managers (1)	26,684	26,684	21,681	21,681

Financial liabilities not measured at fair value:
Indebtedness (1)	$2,722,240	$2,681,085	$3,038,139	$2,960,630
Indebtedness associated with hotels in receivership	322,800	265,256	355,120	289,028
Accounts payable and accrued expenses (1)	146,402	146,402	129,554	129,554
Accrued interest payable (1)	10,714	10,714	13,040	13,040
Accrued interest associated with hotels in receivership	42,847	42,847	14,024	14,024
Dividends and distributions payable	3,833	3,833	3,566	3,566
Due to Ashford Inc., net (1)	6,407	6,407	13,262	13,262
Due to related parties, net	—	—	5,874	5,874
Due to third-party hotel managers	1,149	1,149	1,193	1,193
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to approximate the carrying value of $10.2 million at September 30, 2024 and the carrying value of $7.4 million at December 31, 2023. This is considered a Level 2 valuation technique.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness and indebtedness associated with hotels in receivership. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 98.5% of the carrying value of $2.7 billion at September 30, 2024 and approximately 97.4% of the carrying value of $3.0 billion at December 31, 2023. We estimated the fair value of indebtedness associated with hotels in receivership to be approximately 82.2% of the carrying value

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
of $322.8 million at September 30, 2024 and approximately 81.4% of the carrying value of $355.1 million at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(57,905)	$(63,562)	$63,910	$(149,092)
Less: dividends on preferred stock	(5,900)	(4,295)	(16,379)	(11,290)
Less: deemed dividends on redeemable preferred stock	(902)	(760)	(2,253)	(1,993)
Add: gain (loss) on extinguishment of preferred stock	1,556	—	3,340	—
Less: net (income) loss allocated to performance stock units	—	—	(219)	—
Distributed and undistributed income (loss) allocated to common stockholders - basic	$(63,151)	$(68,617)	$48,399	$(162,375)
Add back: dividends on preferred stock - Series J (inclusive of deemed dividends)	—	—	9,403	—
Add back: dividends on preferred stock - Series K (inclusive of deemed dividends)	—	—	796	—
Distributed and undistributed income (loss) allocated to common stockholders - diluted	$(63,151)	$(68,617)	$58,598	$(162,375)

Weighted average common shares outstanding:
Weighted average shares outstanding - basic	5,096	3,446	4,425	3,440
Effect of assumed conversion of preferred stock - Series J	—	—	13,431	—
Effect of assumed conversion of preferred stock - Series K	—	—	912	—
Weighted average shares outstanding - diluted	5,096	3,446	18,768	3,440

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(12.39)	$(19.91)	$10.94	$(47.21)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(12.39)	$(19.91)	$3.12	$(47.21)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	$—	$—	$219	$—
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(746)	(889)	672	(1,838)
Dividends on preferred stock - Series J (inclusive of deemed dividends)	3,710	1,843	—	3,776
Dividends on preferred stock - Series K (inclusive of deemed dividends)	375	108	—	196
Total	$3,339	$1,062	$891	$2,134

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of operating partnership units	60	45	55	39
Effect of assumed issuance of shares for term loan exit fee	—	175	—	175
Effect of assumed conversion of preferred stock - Series J	19,178	2,171	—	998
Effect of assumed conversion of preferred stock - Series K	1,410	113	—	51
Total	20,648	2,504	55	1,263
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
In May 2024, 10,000 LTIP units were issued to independent directors with a fair value of approximately $135,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2024.
As of September 30, 2024, there were approximately 148,000 Performance LTIP units outstanding, representing 250% of the target number granted for the 2022 and 2023 grants.
As of September 30, 2024, we have issued a total of approximately 208,000 LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 148,000 Performance LTIP units and 22,000 LTIP units have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	September 30, 2024	December 31, 2023
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$22,675	$22,007
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$185,305	$186,201
Ownership percentage of operating partnership	1.17%	1.27%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$746	$889	$(672)	$1,838
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
In May 2024, 4,000 shares of common stock were issued to independent directors with a fair value of approximately $54,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2024.
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
The table below summarizes the activity (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Common stock issued	120	736
Gross proceeds	$1,245	$9,427
Commissions and other expenses	12	94
Net proceeds	$1,233	$9,333
Preferred Dividends—The board of directors declared quarterly dividends per share as presented below:

	Three Months Ended September 30,
	2024	2023
8.45% Series D Cumulative Preferred Stock	$0.5281	$0.5281
7.375% Series F Cumulative Preferred Stock	0.4609	0.4609
7.375% Series G Cumulative Preferred Stock	0.4609	0.4609
7.50% Series H Cumulative Preferred Stock	0.4688	0.4688
7.50% Series I Cumulative Preferred Stock	0.4688	0.4688
Ashford Trust entered into privately negotiated exchange agreements with certain holders of its preferred stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The table below summarizes the activity (in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)
8.45% Series D Cumulative Preferred Stock	49	1,007	101	49	1,007	101
7.375% Series F Cumulative Preferred Stock	58	1,126	113	138	1,863	187
7.375% Series G Cumulative Preferred Stock	30	586	58	59	1,020	102
7.50% Series H Cumulative Preferred Stock	49	896	89	129	1,623	162
7.50% Series I Cumulative Preferred Stock	70	1,346	135	127	2,102	210
	256	4,961	496	502	7,615	762
_____________
(1) Reflects the number of shares issued after the adjustment for the reverse stock split.
Stock Repurchases—On April 6, 2022, the board of directors approved a stock repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors authorized in December 2017. No shares of our common stock or preferred stock were repurchased subject to the repurchase program during the three and nine months ended September 30, 2024 and 2023, respectively.
15. Redeemable Preferred Stock
Series J Redeemable Preferred Stock
The Company enters into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Company’s Series J Redeemable Preferred Stock (the “Series J Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock (as defined below) in a primary offering at a price of $25.00 per share. The Company is also offering a maximum of 8.0 million

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
shares of the Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).
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
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series J Preferred Stock shares issued (1)	980	1,048	2,697	2,535
Net proceeds	$22,045	$23,583	$60,674	$57,041
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	September 30, 2024	December 31, 2023
Series J Preferred Stock	$141,809	$79,975
Cumulative adjustments to Series J Preferred Stock (1)	5,456	3,473
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series J Preferred Stock	$2,947	$1,130	$7,420	$1,881
The following table summarizes Series J Preferred Stock redemptions settled in cash (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series J Preferred Stock shares redeemed	—	1	—	3
Redemption amount, net of redemption fees	$—	$22	$—	$75
The following table summarizes Series J Preferred Stock redemptions settled in common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series J Preferred Stock shares redeemed	52	—	70	—
Redemption amount, net of redemption fees	$1,184	$—	$1,610	$—
Common shares issued upon redemption	138	—	175	—
Series K Redeemable Preferred Stock
The Company enters into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Company’s Series K Redeemable Preferred Stock (the “Series K Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20.0 million shares of Series K Preferred Stock or Series J Preferred Stock in a primary offering at a price of $25.00 per share. The Company is also offering a maximum of 8.0 million shares of the Series K Preferred Stock or Series J Preferred Stock pursuant to the DRIP at the Stated Value.
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
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series K Preferred Stock shares issued (1)	174	82	344	152
Net proceeds	$4,206	$1,999	$8,338	$3,695
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	September 30, 2024	December 31, 2023
Series K Preferred Stock	$13,024	$4,783
Cumulative adjustments to Series K Preferred Stock (1)	416	146
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series K Preferred Stock	$236	$61	$526	$98
The following table summarizes Series K Preferred Stock redemptions settled by the issuance of common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series K Preferred Stock shares redeemed	6	—	12	—
Redemption amount, net of redemption fees	$122	$—	$291	$—
Common shares issued upon redemption	14	—	28	—
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advisory services fee
Base advisory fee	$8,074	$8,121	$24,022	$24,839
Reimbursable expenses (1)	3,268	2,884	12,410	9,176
Equity-based compensation (2)	218	1,390	1,261	3,635
Total advisory services fee	$11,560	$12,395	$37,693	$37,650
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
On September 27, 2022, an agreement was entered into by Ashford Inc., Ashford Trust and Braemar Hotels & Resorts Inc. (“Braemar”) pursuant to which the Advisor is to implement the REITs cash management strategies. This includes actively managing the REITs excess cash by primarily investing in short-term U.S. Treasury securities. The annual fee is 20 basis points (“bps”) of the average daily balance of the funds managed by the advisor and is payable monthly in arrears.
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
On August 8, 2024, the parties to the Third Amended and Restated Advisory Agreement entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extends the outside date for which any sale or disposition of any of the Company’s eight hotel properties securing the associated mortgage loan following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a company change of control (as defined in the Advisory Agreement) has occurred, from May 31, 2025 to August 31, 2025.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Advisory services fee
Base advisory fee	$123	$353
Reimbursable expenses (1)	62	152
Performance allocation fee	111	333
Total advisory services fee	$296	$838
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services, assist with loan modifications or refinancings on our behalf and brokerage services. During the three and nine months ended September 30, 2024, we incurred fees of $75,000 and $3.6 million, respectively. During the three and nine months ended September 30, 2023, we incurred fees of $246,000 and $1.7 million, respectively.

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
Effective January 1, 2024, Ashford Trust entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Braemar which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Ashford Trust making a payment of approximately $3.4 million to Ashford Inc. which resulted in expense of approximately $3.2 million for the nine months ended September 30, 2024.
As of September 30, 2024, Ashford Trust has funded approximately $12.1 million and has a pre-funded balance of $444,000 that is included in “other assets” on the consolidated balance sheet.
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
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2024	2023	2024	2023
Corporate, general and administrative	$1,935	$1,212	$8,391	$2,312
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
Hotel Management Services
At September 30, 2024, Remington Hospitality managed 50 of our 69 hotel properties and three of the four Stirling OP hotel properties.
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
On September 11, 2024, Ashford TRS Corporation entered into the First Amendment (the “HMA Amendment”) to the Second A&R HMA with Remington Hospitality. Pursuant to the HMA Amendment, the amount of Group Services (as defined in the Second A&R HMA) charged per room per month at each hotel is capped at $38.32 (subject to annual increases beginning in 2026 equal to the greater of 3% or the percentage change in the Consumer Price Index over the preceding annual period) (the “Cap”). Any unpaid balance will be paid by Ashford TRS, and the Cap will be disregarded when calculating the Incentive Fee (as defined in the Second A&R HMA) for 2024. The Cap will not apply to hotels for whom the New Lessee (as defined in the Second A&R HMA) is not a direct or indirect wholly-owned subsidiary of Ashford TRS.
17. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2024, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 6% of gross revenues for capital

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at September 30, 2024, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2025 and 2047. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2024	2023	2024	2023
Other hotel expenses	$13,420	$16,549	$42,010	$49,612
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2024, we pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2025 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. This litigation was resolved in 2017 with the determination and reimbursement of attorney’s fees being the only remaining dispute. The negotiations relating to the potential payment of the remaining attorneys’ fees remained open, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. We previously accrued approximately $504,000 in legal fees. In September 2024, a settlement was reached to resolve the prevailing party’s legal fees in the amount of $1.4 million. As a result an additional accrual of approximately $896,000 was recorded for the three and nine months ended September 30, 2024, which is included in “other hotel expenses” on our consolidated statements of operations.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. The Court has ordered the parties to complete a second mediation no later than January 31, 2025. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2024, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint, which is currently pending before the Court.
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
18. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of September 30, 2024 and December 31, 2023, all of our hotel properties were domestically located.
19. Subsequent Events
On November 6, 2024, the Company entered into Amendment No. 4 to the Oaktree Credit Agreement which, among other items, will reduce the exit fee from 15.0% to 12.5% of the original loan balance through December 15, 2024, provided that the outstanding loan balance has been reduced to $50 million or less by November 15, 2024. As of November 12, 2024, the Oaktree term loan balance has been reduced below $50 million triggering the reduced exit fee.
On November 7, 2024, the Company refinanced its mortgage loan secured by the Marriott Crystal Gateway Hotel located in Arlington, Virginia, which had a final maturity date in November 2026. The new, non-recourse mortgage loan totals $121.5 million and has a three-year initial term with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 4.86%.
On November 8, 2024, the parties to the Third Amended and Restated Advisory Agreement entered into Amendment No. 2 to the Third Amended and Restated Advisory Agreement (the “Second Amendment”). The Second Amendment extends the outside date for which any sale or disposition of any of the Company’s Highland loan portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Ashford Trust Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from August 31, 2025 to November 30, 2025. In addition, the Second Amendment places certain limitations on the operations of the Company and Ashford Trust OP should a Potential Company Change of Control (as defined in the Amendment) occur.
On November 8, 2024, the Company entered into a 90-day forbearance agreement for its $409.8 million mortgage loan with a final maturity of November 9, 2024 and secured by 17 hotel properties.

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
EXECUTIVE OVERVIEW
General
As of September 30, 2024, our portfolio consisted of 68 consolidated operating hotel properties, which represent 17,051 total rooms. One consolidated operating hotel property, which represents 188 total rooms is owned through a 29.3% investment in a consolidated entity. Additionally, our portfolio consists of four consolidated operating hotel properties, which represent 405 total rooms owned through a 99.0% ownership interest in Stirling OP, which was formed by Stirling Inc. to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2024, Remington Hospitality, a subsidiary of Ashford Inc., managed 50 of our 69 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with his father Mr. Archie Bennett, Jr., (the “Bennetts”), as of September 30, 2024, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 38.4% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,316,632 shares of Ashford Inc. common stock, which if converted as of September 30, 2024, would have increased the Bennetts’ ownership interest in Ashford Inc. to 79.8%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Pursuant to the Contribution Agreement with Ashford Securities, we, our Advisor and other entities advised by our Advisor contribute capital to Ashford Securities to fund a portion of its operations. Ashford Securities currently distributes our Series J and Series K non-traded redeemable preferred stock, Stirling Hotels & Resorts Inc.'s (“Stirling, Inc.”) private offering of its common stock and interests in private funds sponsored by our Advisor. As of September 30, 2024 we owned 99.0%% of the equity interests in Stirling REIT OP, LP, Stirling Inc.’s operating partnership. Through our contributions to Ashford Securities we may pay or be deemed to have paid sales-based compensation to Ashford Securities personnel of up to 1.25% of the gross amount of Stirling Inc. common stock sold by them.
For additional detail regarding the relationships among the Company, Ashford Securities, the Company's Advisor and its affiliates, and other entities advised by the Advisor, please see the section titled "Certain Relationships and Related Person Transactions" in the Company's 2024 Annual Proxy Statement and any current or annual report, prospectus supplement, or proxy statement filed by the Company with the SEC at www.sec.gov.
Recent Developments
The Company continues to work with the lender of the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender, and the Company anticipates that transfer will occur in the second half of 2024. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties securing the KEYS A and KEYS B loan pools have been transferred to a court-appointed receiver. Below is a summary of the hotel properties securing the KEYS Pool A loan and Keys Pool B loan:
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
During the three months ended June 30, 2024, we recognized an additional gain of $11.7 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations that increased the contract asset by a corresponding amount. The additional gain primarily represents the additional accrued interest expense recorded during the three months ended June 30, 2024.
During the three months ended September 30, 2024, we recognized an additional gain of $11.1 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations that increased the contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus is included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. As a result the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel.
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
On September 23, 2024, the Company received a written notice from the New York Stock Exchange (“NYSE”) that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period.
On September 27, 2024, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. The purpose of the reverse stock split was to raise the per share trading price of the Company’s common stock to regain compliance with the minimum $1.00 continued listing requirement for the listing of the Company’s common stock on the NYSE. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse stock split was effective as of the close of business on October 25, 2024. As a result of the reverse stock split, the number of outstanding shares of common stock was reduced from approximately 55.2 million shares to approximately 5.5 million shares on that date. Additionally, the number of outstanding common units, LTIP units and Performance LTIP units was reduced from approximately 2.1 million units to approximately 208,000 units on that date.
On November 1, 2024, the NYSE notified the Company that it had cured its non-compliance with the NYSE’s minimum average closing price per share standard because the average closing price of its common stock was above $1.00 per share on October 31, 2024 and for the consecutive 30 trading-day period ending October 31, 2024.
On October 18, 2024, Ashford Inc. entered into a compensatory arrangement (the “Compensatory Arrangement”) with Stephen Zsigray, the Company’s President and Chief Executive Officer. The Compensatory Arrangement is effective as of July 1, 2024.
The Company is not a party to the Compensatory Arrangement and all of Mr. Zsigray’s base compensation and employee health and welfare benefits are provided by Ashford Inc. However, in connection with Ashford Inc.’s entry into the Compensatory Arrangement with Mr. Zsigray, the board of directors of the Company has agreed to pay Mr. Zsigray a one-time sign on bonus consisting of a $704,110 deferred cash award (the “Deferred Cash Award”) and grant Mr. Zsigray a one-time award of 50,900 shares of restricted common stock of the Company (the “Equity Grant”). The Deferred Cash Award is payable (i) 25% in the fourth quarter of 2024; (ii) 50% upon repayment of all amounts owing under the Company’s corporate strategic financing with Oaktree Capital Management, L.P.; and (iii) 25% on successful completion of a process to review potential value creation strategies for the Company, as determined by the Compensation Committee of the Company’s board of directors. The Equity Grant is eligible to vest in three equal installments on each of July 1, 2025, 2026 and 2027. Payment of the Deferred Cash Award and vesting of the Equity Grant are generally subject to Mr. Zsigray’s continued employment through each applicable milestone.
On November 6, 2024, the Company entered into Amendment No. 4 to the Oaktree Credit Agreement which, among other items, will reduce the exit fee from 15.0% to 12.5% of the original loan balance through December 15, 2024, provided that the outstanding loan balance has been reduced to $50 million or less by November 15, 2024. As of November 12, 2024, the Oaktree term loan balance has been reduced below $50 million triggering the reduced exit fee under the Oaktree Credit Agreement.
On November 7, 2024, the Company refinanced its mortgage loan secured by the Marriott Crystal Gateway Hotel located in Arlington, Virginia, which had a final maturity date in November 2026. The new, non-recourse mortgage loan totals $121.5 million and has a three-year initial term with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 4.86%. The refinancing resulted in approximately $31 million of excess proceeds that was used to pay down the Oaktree term loan.
On November 8, 2024, the parties to the Third Amended and Restated Advisory Agreement entered into Amendment No. 2 to the Third Amended and Restated Advisory Agreement (the “Second Amendment”). The Second Amendment extends the outside date for which any sale or disposition of any of the Company’s Highland loan portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Ashford Trust Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from August 31, 2025 to November 30, 2025. In addition, the Second Amendment places certain limitations on the operations of the Company and Ashford Trust OP should a Potential Company Change of Control (as defined in the Amendment) occur.
On November 8, 2024, the Company entered into a 90-day forbearance agreement for its $409.8 million mortgage loan with a final maturity of November 9, 2024 and secured by 17 hotel properties. The Company is in active discussions with the lender regarding a multi-year extension of the mortgage loan, which the Company expects to finalize during the 90-day forbearance period.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2024	2023	2024 to 2023	2024	2023	2024 to 2023
Total revenue	$276,600	$343,014	$(66,414)	$896,978	$1,047,649	$(150,671)
Total hotel expenses	(194,834)	(232,626)	37,792	(613,166)	(698,421)	85,255
Property taxes, insurance and other	(18,062)	(17,345)	(717)	(52,335)	(52,880)	545
Depreciation and amortization	(37,740)	(45,954)	8,214	(115,471)	(140,963)	25,492
Advisory service fee	(11,856)	(12,395)	539	(38,531)	(37,650)	(881)
Corporate, general and administrative	(5,059)	(3,871)	(1,188)	(20,462)	(11,387)	(9,075)
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	9	6,390	(6,381)	94,406	7,443	86,963
Gain (loss) on derecognition of assets	11,114	—	11,114	156,748	—	156,748
Operating income (loss)	20,172	37,213	(17,041)	308,167	113,791	194,376
Equity in earnings (loss) of unconsolidated entities	(133)	(138)	5	(828)	(715)	(113)
Interest income	1,771	1,888	(117)	5,443	6,755	(1,312)
Other income (expense)	36	34	2	108	277	(169)
Interest expense and amortization of discounts and loan costs	(66,825)	(87,631)	20,806	(209,202)	(243,096)	33,894
Interest expense associated with hotels in receivership	(11,120)	(11,749)	629	(35,162)	(27,389)	(7,773)
Write-off of premiums, loan costs and exit fees	(17)	(1,263)	1,246	(3,831)	(2,633)	(1,198)
Gain (loss) on extinguishment of debt	2,745	—	2,745	2,790	—	2,790
Realized and unrealized gain (loss) on derivatives	(6,202)	(2,678)	(3,524)	(84)	4,490	(4,574)
Income tax benefit (expense)	445	(127)	572	(3,313)	(2,410)	(903)
Net income (loss)	(59,128)	(64,451)	5,323	64,088	(150,930)	215,018
(Income) loss from consolidated entities attributable to noncontrolling interests	477	—	477	494	—	494
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	746	889	(143)	(672)	1,838	(2,510)
Net income (loss) attributable to the Company	$(57,905)	$(63,562)	$5,657	$63,910	$(149,092)	$213,002

All hotel properties held during the three and nine months ended September 30, 2024 and 2023 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2024 and 2023. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
WorldQuest Resort (1)	Orlando, FL	Disposition	August 1, 2023
Sheraton Bucks County (1)	Langhorne, PA	Disposition	November 9, 2023
Embassy Suites Flagstaff (1)	Flagstaff, AZ	Disposition	December 4, 2023
Embassy Suites Walnut Creek (1)	Walnut Creek, CA	Disposition	December 4, 2023
Marriott Bridgewater (1)	Bridgewater, NJ	Disposition	December 4, 2023
Marriott Research Triangle Park (1)	Durham, NC	Disposition	December 4, 2023
W Atlanta (1)	Atlanta, GA	Disposition	December 4, 2023
Courtyard Columbus Tipton Lakes (2)	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town (2)	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center (2)	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport (2)	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark (2)	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting (2)	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge (2)	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley (2)	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport (2)	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park (2)	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano (2)	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport (2)	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City (1)	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay (1)	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville (1)	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester (1)	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
One Ocean (1)	Atlantic Beach, FL	Disposition	June 27, 2024
The Ashton (1)	Fort Worth, TX	Disposition	July 17, 2024
Le Meridien Fort Worth	Fort Worth, TX	Developed	August 29, 2024
____________________________________
(1) Referred to as “Hotel Dispositions”
(2) Referred to as “KEYS A and B properties”

The following table illustrates the key performance indicators of the operating hotel properties and WorldQuest included in our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RevPAR (revenue per available room)	$132.05	$131.44	$135.17	$133.34
Occupancy	71.61%	72.19%	71.64%	71.97%
ADR (average daily rate)	$186.44	$182.09	$191.17	$185.28
The following table illustrates the key performance indicators of the 68 comparable hotel properties and four consolidated Stirling OP properties that were included in our results of operations for the full three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RevPAR	$132.20	$134.37	$136.47	$137.12
Occupancy	70.95%	72.81%	71.06%	72.36%
ADR	$186.32	$184.56	$192.05	$189.50
Comparison of the Three Months Ended September 30, 2024 and 2023
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $5.7 million, from $63.6 million for the three months ended September 30, 2023 (the “2023 quarter”) to $57.9 million for the three months ended September 30, 2024 (the “2024 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $57.6 million, or 21.3%, to $213.0 million in the 2024 quarter compared to the 2023 quarter. This decrease is attributable to a decrease of $35.7 million from our Hotel Dispositions, $19.9 million from the KEYS A and B properties that went into receivership, $2.6 million from our comparable hotel properties, and $51,000 from the Stirling hotel properties, partially offset by higher rooms revenue of $611,000 from the Le Meridien that opened in August 2024. Our comparable hotel properties experienced an increase of 1.0% in room rates and a 186 basis point decrease in occupancy.
Food and beverage revenue decreased $5.8 million, or 11.2%, to $46.4 million. This decrease is attributable to a decrease of $6.0 million from our Hotel Dispositions and $582,000 from the KEYS A and B properties that went into receivership, partially offset by higher sales of food and beverage of $669,000 at our comparable hotel properties and $74,000 from the Le Meridien that opened in August 2024.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, decreased $2.9 million, or 14.7%, to $16.7 million. This decrease is primarily attributable to a decrease of $3.7 million from our Hotel Dispositions, $814,000 from the KEYS A and B properties that went into receivership, and $17,000 from the Stirling hotel properties, partially offset by an increase of $1.7 million at our comparable hotel properties and $43,000 from the Le Meridien that opened in August 2024. Other non-hotel revenue decreased $83,000, or 12.5%, to $582,000 in the 2024 quarter as compared to the 2023 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $37.8 million, or 16.2%, to $194.8 million. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $20.2 million in the 2024 quarter as compared to the 2023 quarter, which was primarily comprised of a decrease of $14.4 million from our Hotel Dispositions and $6.3 million from the KEYS A and B properties that went into receivership, partially offset by an increase of $311,000 from our comparable hotel properties and $197,000 from the Le Meridien that opened in August 2024. Direct expenses were 31.6% of total hotel revenue for the 2024 quarter and 31.4% for the 2023 quarter. Indirect expenses and management fees decreased $17.6 million in the 2024 quarter as compared to the 2023 quarter, which was primarily comprised of a decrease of $15.9 million from our Hotel Dispositions, $8.8 million from the KEYS A and B properties that went into receivership, partially offset by an increase of $6.8 million from our comparable hotel properties and $278,000 from the Le Meridien that opened in August 2024.

Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $717,000, or 4.1%, to $18.1 million during the 2024 quarter compared to the 2023 quarter, which was primarily due to an increase of $4.6 million from our comparable hotel properties, $93,000 from the Le Meridien that opened in August 2024, and $57,000 from our Stirling properties, partially offset by a decrease of $2.6 million from our Hotel Dispositions and $1.4 million from the KEYS A and B properties that went into receivership.
Depreciation and Amortization. Depreciation and amortization decreased $8.2 million, or 17.9%, to $37.7 million during the 2024 quarter compared to the 2023 quarter, which was primarily due to a decrease of $5.6 million from our Hotel Dispositions, $3.2 million from the KEYS A and B properties that went into receivership, and $142,000 from our comparable hotel properties primarily related to fully depreciated assets, partially offset by an increase of $408,000 from the Le Meridien that opened in August 2024 and $280,000 from our Stirling properties.
Advisory Services Fee. Advisory services fee decreased $539,000, or 4.3%, to $11.9 million in the 2024 quarter compared to the 2023 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company and between Ashford Inc. and Stirling OP. In the 2024 quarter, the advisory services fee was comprised of a base advisory fee of $8.2 million, equity-based compensation of $218,000 associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $3.3 million and a performance participation fee of $111,000 associated with the Stirling OP advisory agreement with Ashford Inc. In the 2023 quarter, the advisory services fee was comprised of a base advisory fee of $8.1 million, equity-based compensation of $1.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $2.9 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $1.2 million from $3.9 million in the 2023 quarter to $5.1 million in the 2024 quarter. The increase was primarily attributable to higher legal and professional costs of $450,000, higher reimbursed operating expenses of Ashford Securities of $723,000 and higher public company cost of $198,000, partially offset by lower miscellaneous expenses of $182,000.
Gain (Loss) on Consolidation of VIE and Disposition of Assets and Hotel Properties. Gain on consolidation of VIE and disposition of assets and hotel properties decreased $6.4 million from $6.4 million in the 2023 quarter to $9,000 in the 2024 quarter. The gain in the 2023 quarter primarily related to the sale of WorldQuest Resort in Orlando, Florida.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets was $11.1 million in the 2024 quarter. The gain primarily represents the accrued interest expense associated with the default of the KEYS A and KEYS B loans, which resulted in a corresponding increase of the contract asset on our consolidated balance sheet as we expect to be released from this obligation upon final resolution with the lender. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. See note 7 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities decreased $5,000 during the 2024 quarter compared to the 2023 quarter. The 2024 quarter included equity in loss of $173,000 from OpenKey and equity in earnings of $40,000 from an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California. The 2023 quarter included equity in loss of $125,000 from OpenKey and $13,000 from an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $1.8 million and $1.9 million for the 2024 quarter and the 2023 quarter, respectively. The decrease in interest income in the 2024 quarter was primarily attributable to lower excess cash balances in the 2024 quarter compared to the 2023 quarter.
Other Income (Expense). Other income consisted of miscellaneous income of $36,000 in the 2024 quarter and $34,000 in the 2023 quarter.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $20.8 million, or 23.7%, to $66.8 million during the 2024 quarter compared to the 2023 quarter. The decrease is primarily due to a $10.8 million decrease on the Oaktree loan attributable to a lower principal balance and the Oaktree deferred loan costs becoming fully amortized, a decrease of $8.3 million from our Hotel Dispositions, and lower default interest and late charges recorded on mortgage loans previously in default of $4.3 million. These decreases were partially offset by higher interest expense of $2.0 million at our comparable hotel properties primarily due to higher interest rates on our variable rate debt, $337,000 from the Le Meridien and $308,000 at our Stirling properties related to a higher interest rate on the new loan. The average SOFR rates for the 2024 quarter and the 2023 quarter were 5.17% and 5.08%, respectively.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $629,000, from $11.7 million in 2023 quarter to $11.1 million in 2024 quarter. The decrease is due to lower interest rates, default charges and late fees on the KEYS Pool A and KEYS Pool B mortgage loans. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. See note 7 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $1.2 million to $17,000 in the 2024 quarter compared to the 2023 quarter. In the 2024 quarter, we incurred fees of $17,000 related to loan refinances and modifications. In the 2023 quarter, we incurred fees of $1.3 million related to loan refinances and modifications.
Gain (Loss) on Extinguishment of Debt. Gain on extinguishment of debt in the 2024 quarter was $2.7 million. In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton Hotel in Fort Worth, Texas, which secured the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024 and resulted in a gain on extinguishment of debt of approximately $2.6 million.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized loss on derivatives increased $3.5 million from $2.7 million in the 2023 quarter to $6.2 million in the 2024 quarter. In the 2024 quarter, we recognized an unrealized loss of $12.3 million associated with interest rate caps and an unrealized loss of $1.2 million from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by a realized gain of $7.3 million related to payments from counterparties on interest rate caps. In the 2023 quarter, we recognized an unrealized loss of $12.6 million associated with interest rate caps and an unrealized loss of $436,000 from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by a realized gain of $10.3 million related to payments from counterparties on interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $572,000, from expense of $127,000 in the 2023 quarter to a benefit of $445,000 in the 2024 quarter. This change was primarily due to a decrease in current state taxes in the 2024 quarter compared to the 2023 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $477,000 in the 2024 quarter and $0 in the 2023 quarter.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $746,000 in the 2024 quarter and $889,000 in the 2023 quarter. Redeemable noncontrolling interests represented ownership interests of 1.17% and 1.28% in the operating partnership at September 30, 2024 and 2023, respectively.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $213.0 million from a net loss of $149.1 million for the nine months ended September 30, 2023 (the “2023 period”) to net income of $63.9 million for the nine months ended September 30, 2024 (the “2024 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $131.7 million, or 16.1%, to $685.8 million in the 2024 period compared to the 2023 period. This decrease is attributable to $85.0 million from our Hotel Dispositions, $49.3 million from the KEYS A and B properties that went into receivership, and $738,000 from the Stirling hotel properties, partially offset by higher rooms revenue of $2.7 million at our comparable hotel properties and $611,000 from the Le Meridien that opened in August 2024. Our comparable hotel properties experienced an increase of 1.3% in room rates and a decrease of 130 basis points in occupancy.
Food and beverage revenue decreased $13.9 million, or 8.1%, to $159.0 million in the 2024 period compared to the 2023 period. This decrease is attributable to $14.0 million from our Hotel Dispositions and $1.4 million from the KEYS A and B properties that went into receivership, partially offset by higher sales of food and beverage of $1.4 million at our comparable hotel properties and $74,000 from the Le Meridien that opened in August 2024.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, decreased $4.8 million, or 8.8%, to $50.3 million in the 2024 period compared to the 2023 period. This decrease is attributable to $7.8 million from our Hotel Dispositions, $2.0 million from the KEYS A and B properties that went into receivership, and $17,000 from the Stirling properties, partially offset by higher other revenue of $4.9 million from our comparable hotel properties and $43,000 from the Le Meridien that opened in August 2024. Other revenue decreased $190,000, or 9.1%, to $1.9 million in the 2024 period compared to the 2023 period.
Hotel Operating Expenses. Hotel operating expenses decreased $85.3 million, or 12.2%, to $613.2 million in the 2024 period compared to the 2023 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $43.8 million in the 2024 period compared to the 2023 period, comprised of a decrease of $32.1 million from our Hotel Dispositions, $14.7 million from the KEYS A and B properties that went into receivership, and $60,000 from the Stirling properties, partially offset by an increase of $2.9 million from our comparable hotel properties and $197,000 from the Le Meridien that opened in August 2024. Direct expenses were 30.9% of total hotel revenue for the 2024 period and 30.7% for the 2023 period. Indirect expenses and management fees decreased $41.5 million in the 2024 period compared to the 2023 period, comprised of a decrease of $37.4 million from our Hotel Dispositions, $21.0 million from the KEYS A and B properties that went into receivership, and $108,000 from the Stirling hotel properties, partially offset by an increase of $16.8 million from our comparable hotel properties and $278,000 from the Le Meridien that opened in August 2024.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $545,000 or 1.0%, to $52.3 million in the 2024 period compared to the 2023 period, which was primarily due to a decrease of $5.3 million from our Hotel Dispositions and $3.0 million from the KEYS A and B properties that went into receivership, partially offset by an increase of $7.5 million from our comparable hotel properties, $127,000 from the Stirling hotel properties and $93,000 from the Le Meridien that opened in August 2024.
Depreciation and Amortization. Depreciation and amortization decreased $25.5 million or 18.1%, to $115.5 million in the 2024 period compared to the 2023 period, which consisted of lower depreciation of $15.6 million from our Hotel Dispositions, $7.9 million from the KEYS A and B properties that went into receivership, and $3.0 million from our comparable hotel properties, primarily related to fully depreciated assets, partially offset by an increase of $572,000 from our Stirling hotel properties and $408,000 from the Le Meridien that opened in August 2024.
Advisory Services Fee. Advisory services fee increased $881,000, or 2.3%, to $38.5 million in the 2024 period compared to the 2023 period. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford Inc. and the Company and between Ashford Inc. and Stirling OP. In the 2024 period, the advisory services fee was comprised of a base advisory fee of $24.4 million, equity-based compensation of $1.3 million associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $12.6 million and a performance participation fee of $333,000 associated with the Stirling OP advisory agreement with Ashford Inc. In the 2023 period, the advisory services fee comprised of a base advisory fee of $24.8 million, equity-based compensation of $3.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $9.2 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $9.1 million, or 79.7%, to $20.5 million in the 2024 period compared to the 2023 period. The increase was primarily attributable to higher reimbursed operating expenses of Ashford Securities of $6.1 million, higher legal and professional fees of $2.9 million, and higher miscellaneous expenses of $158,000, partially offset by lower public company cost of $75,000.
Gain (Loss) on Consolidation of VIE and Disposition of Assets and Hotel Properties. Gain on consolidation of VIE and disposition of assets and hotel properties increased $87.0 million, from $7.4 million in the 2023 period to $94.4 million in the 2024 period. The gain in the 2024 period was primarily related to the sale of the Residence Inn in Salt Lake City, Utah, Hilton Boston Back Bay in Boston, Massachusetts, Hampton Inn Lawrenceville in Lawrenceville, Georgia, SpringHill Suites Kennesaw in Kennesaw, Georgia, Fairfield Inn Kennesaw in Kennesaw, Georgia, One Ocean in Atlantic Beach, Florida, and Courtyard Hartford Manchester in Manchester, Connecticut. The gain in the 2023 period was primarily related to a $1.1 million gain for the consolidation of the VIE, which is represented by the difference between the fair value of the assets and liabilities recognized, the fair value of the non-controlling interest and the previous carrying value of the Company’s investment in 815 Commerce MM and $6.4 million related to the sale of WorldQuest in Orlando, Florida.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets was $156.7 million in the 2024 period. The gain includes the initial gain of $133.9 million related to the derecognition of assets related to the hotel properties securing the KEYS Pool A and KEYS Pool B mortgage loans that were placed into receivership in March 2024. Additionally, subsequent to the initial derecognition, we recorded an additional gain of approximately $22.8 million, which primarily represents the accrued interest expense associated with the default of the KEYS A and KEYS B loans accrued during the second and third quarters of 2024, which resulted in a corresponding increase of the contract asset on our consolidated balance sheet as we expect to be released from this obligation upon final resolution with the lender. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. See note 7 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $828,000 in the 2024 period, which consisted of equity in loss of $462,000 from OpenKey and $366,000 from an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California and $715,000 in the 2023 period which consisted of our share of loss of $427,000 in OpenKey and $288,000 in the Napa resort investment.

Interest Income. Interest income was $5.4 million and $6.8 million in the 2024 period and the 2023 period, respectively. The decrease in interest income in the 2024 period was primarily attributable to lower excess cash balances in the 2024 period compared to the 2023 period.
Other Income (Expense). In the 2024 period and the 2023 period we recorded miscellaneous income of $108,000 and $277,000, respectively.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $33.9 million, or 13.9%, to $209.2 million in the 2024 period compared to the 2023 period. The decrease was primarily due to lower cash interest expense and amortization of loan costs of $21.5 million on the Oaktree loan attributable to a lower principal balance and the Oaktree deferred loan costs becoming fully amortized, $20.4 million from our Hotel Dispositions, and lower default interest and late charges recorded on mortgage loans previously in default of $946,000, partially offset by a $7.7 million increase in interest expense at our comparable hotel properties primarily due to higher interest rates on our variable rate debt, $337,000 from the Le Meridien and $911,000 at our Stirling properties related to the new loan with a higher interest rate. The average SOFR rates in the 2024 period and the 2023 period were 5.27% and 4.78%, respectively.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership increased $7.8 million, from $27.4 million in the 2023 period to $35.2 million in the 2024 period. The increase is due to higher average interest rates, default charges and late fees on the KEYS Pool A and KEYS Pool B mortgage loans. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. See note 7 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $1.2 million to $3.8 million in the 2024 period compared to the 2023 period. In the 2024 period, we incurred fees of approximately $3.0 million related to loan refinances and modifications and wrote-off $817,000 of unamortized loan costs. In the 2023 period, we incurred fees of $2.6 million related to loan refinances and modifications
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt in the 2024 period was $2.8 million. In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton Hotel in Fort Worth, Texas, which secured the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024 and resulted in a gain on extinguishment of debt of approximately $2.6 million. Gain on extinguishment of debt also included $45,000 in the 2024 period primarily related to the deed in lieu of foreclosure transaction for the KEYS Pool F mortgage loan.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed $4.6 million from a gain of $4.5 million in the 2023 period to a loss of $84,000 in the 2024 period. In the 2024 period, we recognized an unrealized loss of $24.7 million associated with interest rate caps, partially offset by a realized gain of $23.3 million related to payments from counterparties on interest rate caps and an unrealized gain of $1.3 million from the revaluation of the embedded debt derivative in the Oaktree Agreement. In the 2023 period, we recognized a realized gain of $30.8 million related to payments from counterparties on interest rate caps and an unrealized gain of $591,000 from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by an unrealized loss of $26.9 million associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $903,000, from $2.4 million in the 2023 period to $3.3 million in the 2024 period. This increase was primarily due to gains on property dispositions in the 2024 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $494,000 in the 2024 period.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $672,000 in the 2024 period and a net loss of $1.8 million in the 2023 period. Redeemable noncontrolling interests represented ownership interests of 1.17% and 1.28% in the operating partnership at September 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2024, the Company held cash and cash equivalents of $119.7 million and restricted cash of $114.3 million, the vast majority of which is comprised of lender and manager-held reserves. As of September 30, 2024, $26.7 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At September 30, 2024, our net debt to gross assets was 66.3%.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At September 30, 2024, 12 of our hotels were in cash traps and approximately $2.4 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time, which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
Debt Transactions
The Company continues to work with the lender of the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender, and the Company anticipates that transfer could occur in the second half of 2024. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties securing the KEYS A and KEYS B loan pools have been transferred to a court-appointed receiver. Below is a summary of the hotel properties securing the KEYS Pool A loan and KEYS Pool B loan:
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
During the three months ended June 30, 2024, we recognized an additional gain of $11.7 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations that increased the contract asset by a corresponding amount. The additional gain primarily represents the additional accrued interest expense recorded during the three months ended June 30, 2024.
During the three months ended September 30, 2024, we recognized an additional gain of $11.1 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations that increased the contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus is included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. As a result the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel.
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
On November 6, 2024, the Company entered into Amendment No. 4 to the Oaktree Credit Agreement which, among other items, will reduce the exit fee from 15.0% to 12.5% of the original loan balance through December 15, 2024, provided that the outstanding loan balance has been reduced to $50 million or less by November 15, 2024. As of November 12, 2024, the Oaktree term loan balance has been reduced below $50 million triggering the reduced exit fee under the Oaktree Credit Agreement.

On November 7, 2024, the Company refinanced its mortgage loan secured by the Marriott Crystal Gateway Hotel located in Arlington, Virginia, which had a final maturity date in November 2026. The new, non-recourse mortgage loan totals $121.5 million and has a three-year initial term with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 4.86%. The refinancing resulted in approximately $31 million of excess proceeds that was used to pay down the Oaktree term loan.
On November 8, 2024, the Company entered into a 90-day forbearance agreement for its $409.8 million mortgage loan with a final maturity of November 9, 2024 and secured by 17 hotel properties. The Company is in active discussions with the lender regarding a multi-year extension of the mortgage loan, which the Company expects to finalize during the 90-day forbearance period.
Equity Transactions
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of November 8, 2024, the Company has issued approximately 6.5 million shares (exclusive of the dividend reinvestment plan shares) of Series J Preferred Stock and received net proceeds of approximately $145.8 million and approximately 603,000 shares (exclusive of the dividend reinvestment plan shares) of Series K Preferred Stock and received net proceeds of approximately $14.6 million.
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

On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 8, 2024, the Company has issued approximately 809,000 shares of common stock for gross proceeds of approximately $10.9 million under the Virtu Equity Distribution Agreement.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(37.7) million and $36.0 million for the nine months ended September 30, 2024 and 2023, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations, our hotel dispositions and derecognized assets, as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2024, net cash flows provided by investing activities were $211.9 million. Cash inflows consisted of $300.0 million of net proceeds from the disposition of assets and hotel properties, repayments of a note receivable of $2.5 million and $1.5 million from property insurance proceeds, partially offset by cash outflows of $87.5 million for capital improvements made to various hotel properties and $4.5 million from the issuance of a note receivable.
For the nine months ended September 30, 2023, net cash flows used in investing activities were $65.9 million. Cash outflows primarily consisted of $99.5 million for capital improvements made to various hotel properties $5.7 million from the issuance of a note receivable and $402,000 of payments for franchise fees, partially offset by cash inflows of $18.2 million related to restricted cash received from the initial consolidation of VIE, $14.5 million of net proceeds from disposition of a hotel property, $1.8 million related to proceeds from property insurance and $5.3 million of proceeds from the payment of a note receivable.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2024, net cash flows used in financing activities were $251.8 million. Cash outflows primarily consisted of $336.5 million for repayments of indebtedness, $16.7 million for payments of loan costs and exit fees, $14.7 million of payments for preferred dividends, $15.1 million of payments for derivatives and distributions to a non-controlling interest in a consolidated entity of $2.5 million, partially offset by $28.2 million of borrowing on indebtedness, $68.3 million of net proceeds from preferred stock offerings, $8.8 million of net proceeds from common stock offerings and $23.9 million from counterparty payments from in-the-money interest rate caps and $4.9 million of contributions from a non-controlling interest in a consolidated entity.
For the nine months ended September 30, 2023, net cash flows used in financing activities were $172.2 million. Cash outflows primarily consisted of $342.9 million for repayments of indebtedness, $10.5 million for payments of loan costs and exit fees, $10.6 million of payments for preferred dividends and $22.3 million of payments for derivatives, partially offset by $101.7 million of borrowings on indebtedness, $60.1 million of net proceeds from preferred stock offerings $5.2 million of contributions from noncontrolling interest in consolidated entities and $47.6 million from counterparty payments comprised of $31.7 million from in-the-money interest rate caps and $16.1 million from the sales of interest rate caps.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(59,128)	$(64,451)	$64,088	$(150,930)
Interest expense and amortization of discounts and loan costs	66,825	87,631	209,202	243,096
Interest expense associated with hotels in receivership	11,120	11,749	35,162	27,389
Depreciation and amortization	37,740	45,954	115,471	140,963
Income tax expense (benefit)	(445)	127	3,313	2,410
Equity in (earnings) loss of unconsolidated entities	133	138	828	715
Company’s portion of EBITDA of unconsolidated entities	257	217	306	305
EBITDA	56,502	81,365	428,370	263,948
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(9)	(6,390)	(94,406)	(7,443)
Gain (loss) on derecognition of assets	(11,114)	—	(156,748)	—
EBITDAre	45,379	74,975	177,216	256,505
Amortization of unfavorable contract liabilities	(31)	(31)	(92)	16
Transaction and conversion costs	1,979	1,219	9,210	2,371
Write-off of premiums, loan costs and exit fees	17	1,263	3,831	2,633
Realized and unrealized (gain) loss on derivatives	6,202	2,678	84	(4,490)
Stock/unit-based compensation	244	1,491	1,531	4,374
Legal, advisory and settlement costs	896	911	1,169	911
Other (income) expense, net	(36)	(33)	(108)	(276)
Stirling performance participation fee	111	—	333	—
(Gain) loss on extinguishment of debt	(2,745)	—	(2,790)	—
Severance	394	—	544	—
Company’s portion of adjustments to EBITDAre of unconsolidated entities	—	—	6	1
Adjusted EBITDAre	$52,410	$82,473	$190,934	$262,045

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(59,128)	$(64,451)	$64,088	$(150,930)
(Income) loss attributable to noncontrolling interest in consolidated entities	477	—	494	—
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	746	889	(672)	1,838
Preferred dividends	(5,900)	(4,295)	(16,379)	(11,290)
Deemed dividends on redeemable preferred stock	(902)	(760)	(2,253)	(1,993)
Gain (loss) on extinguishment of preferred stock	1,556	—	3,340	—
Net income (loss) attributable to common stockholders	(63,151)	(68,617)	48,618	(162,375)
Depreciation and amortization of real estate	37,740	45,954	115,471	140,963
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(9)	(6,390)	(94,406)	(7,443)
(Gain) loss on derecognition of assets	(11,114)	—	(156,748)	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(746)	(889)	672	(1,838)
Equity in (earnings) loss of unconsolidated entities	133	138	828	715
Company’s portion of FFO of unconsolidated entities	(3)	(10)	(457)	(364)
FFO available to common stockholders and OP unitholders	(37,150)	(29,814)	(86,022)	(30,342)
Deemed dividends on redeemable preferred stock	902	760	2,253	1,993
(Gain) loss on extinguishment of preferred stock	(1,556)	—	(3,340)	—
Transaction and conversion costs	1,979	1,219	9,210	2,371
Write-off of premiums, loan costs and exit fees	17	1,263	3,831	2,633
Unrealized (gain) loss on derivatives	13,458	12,908	23,413	27,233
Stock/unit-based compensation	244	1,491	1,531	4,374
Legal, advisory and settlement costs	896	911	1,169	911
Other (income) expense, net	(36)	(33)	(108)	(276)
Amortization of term loan exit fee	—	5,015	844	13,811
Amortization of loan costs	3,573	3,249	9,119	9,634
Stirling performance participation fee	111	—	333	—
(Gain) loss on extinguishment of debt	(2,745)	—	(2,790)	—
Interest expense associated with hotels in receivership	11,120	—	29,615	—
Severance	394	—	544	—
Default interest and late fees	—	5,995	—	7,326
Company’s portion of adjustments to FFO of unconsolidated entities	—	—	6	1
Adjusted FFO available to common stockholders and OP unitholders	$(8,793)	$2,964	$(10,392)	$39,669
HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2024:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full-service	150	100	150
Embassy Suites	Dallas, TX	Full-service	150	100	150
Embassy Suites	Herndon, VA	Full-service	150	100	150
Embassy Suites	Las Vegas, NV	Full-service	220	100	220
Embassy Suites	Houston, TX	Full-service	150	100	150
Embassy Suites	West Palm Beach, FL	Full-service	160	100	160
Embassy Suites	Philadelphia, PA	Full-service	263	100	263
Embassy Suites	Arlington, VA	Full-service	269	100	269
Embassy Suites	Portland, OR	Full-service	276	100	276
Embassy Suites	Santa Clara, CA	Full-service	258	100	258
Embassy Suites	Orlando, FL	Full-service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select-service	119	100	119
Hilton Garden Inn	Austin, TX	Select-service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select-service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select-service	176	100	176

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Hilton	Houston, TX	Full-service	242	100	242
Hilton	St. Petersburg, FL	Full-service	333	100	333
Hilton	Santa Fe, NM	Full-service	158	100	158
Hilton	Bloomington, MN	Full-service	300	100	300
Hilton	Costa Mesa, CA	Full-service	486	100	486
Hilton	Parsippany, NJ	Full-service	353	100	353
Hilton	Tampa, FL	Full-service	238	100	238
Hilton	Alexandria, VA	Full-service	252	100	252
Hilton	Santa Cruz, CA	Full-service	178	100	178
Hilton	Ft. Worth, TX	Full-service	294	100	294
Hampton Inn (7)	Buford, GA	Select-service	92	100	92
Hampton Inn	Evansville, IN	Select-service	140	100	140
Hampton Inn	Parsippany, NJ	Select-service	152	100	152
Marriott	Beverly Hills, CA	Full-service	260	100	260
Marriott	Arlington, VA	Full-service	703	100	703
Marriott	Dallas, TX	Full-service	265	100	265
Marriott	Fremont, CA	Full-service	357	100	357
Marriott	Memphis, TN	Full-service	232	100	232
Marriott	Irving, TX	Full-service	499	100	499
Marriott	Omaha, NE	Full-service	300	100	300
Marriott	Sugarland, TX	Full-service	303	100	303
SpringHill Suites by Marriott (7)	Buford, GA	Select-service	97	100	97
Courtyard by Marriott	Bloomington, IN	Select-service	117	100	117
Courtyard by Marriott - Tremont	Boston, MA	Select-service	315	100	315
Courtyard by Marriott	Denver, CO	Select-service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select-service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select-service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select-service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select-service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select-service	154	100	154
Marriott Residence Inn	Evansville, IN	Select-service	78	100	78
Marriott Residence Inn	Orlando, FL	Select-service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select-service	159	100	159
Marriott Residence Inn	San Diego, CA	Select-service	150	100	150
Marriott Residence Inn (7)	Jacksonville, FL	Select-service	120	100	120
Marriott Residence Inn (7)	Manchester, CT	Select-service	96	100	96
Sheraton Hotel	Minneapolis, MN	Full-service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full-service	378	100	378
Sheraton Hotel	Anchorage, AK	Full-service	370	100	370
Sheraton Hotel	San Diego, CA	Full-service	260	100	260
Hyatt Regency	Coral Gables, FL	Full-service	254	100	254
Hyatt Regency	Hauppauge, NY	Full-service	358	100	358
Hyatt Regency	Savannah, GA	Full-service	351	100	351
Renaissance	Nashville, TN	Full-service	674	100	674
Annapolis Historic Inn	Annapolis, MD	Full-service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full-service	168	100	168
Silversmith	Chicago, IL	Full-service	144	100	144
The Churchill	Washington, D.C.	Full-service	173	100	173
The Melrose	Washington, D.C.	Full-service	240	100	240
Le Pavillon (1)	New Orleans, LA	Full-service	226	100	226
Westin	Princeton, NJ	Full-service	296	100	296
Hotel Indigo	Atlanta, GA	Full-service	141	100	141
Ritz-Carlton	Atlanta, GA	Full-service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full-service	157	100	157

Leasehold Properties

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
La Concha Key West (2) (3)	Key West, FL	Full-service	160	100	160
Renaissance (4)	Palm Springs, CA	Full-service	410	100	410
Hilton (5)	Marietta, GA	Full-service	200	100	200
Le Meridien (6)	Fort Worth, TX	Full-service	188	29	55
Total			17,644		17,511
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
At September 30, 2024, our total indebtedness of $2.7 billion included $2.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2024 would be approximately $6.3 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $200.1 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at September 30, 2024, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. This litigation was resolved in 2017 with the determination and reimbursement of attorney’s fees being the only remaining dispute. The negotiations relating to the potential payment of the remaining attorneys’ fees remained open, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. We previously accrued approximately $504,000 in legal fees. In September 2024, a settlement was reached to resolve the prevailing party’s legal fees in the amount of $1.4 million. As a result an additional accrual of approximately $896,000 was recorded for the three and nine months ended September 30, 2024, which is included in “other hotel expenses” on our consolidated statements of operations.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. The Court has ordered the parties to complete a second mediation no later than January 31, 2025. While we believe it is reasonably possible that we may incur a loss associated with this litigation because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2024, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint, which is currently pending before the Court.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of September 30, 2024, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period between August 23, 2024 and September 20, 2024, the Company exchanged a total of 1,531,267 shares of its common stock (prior to the reverse stock split) for an aggregate of 71,300 shares of preferred stock with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock. The issuance of the shares of the common stock was made by the Company pursuant to the exemption from the registration requirements of Section 3(a)(9) of the Securities Act on the basis that these offers constituted an exchange with existing holders of the Company’s securities. No commission or other remuneration was paid to any party for soliciting such exchange and the transactions did not involve a public offering. In consideration for the common share issuances, the Company received the preferred shares from the stockholders, which preferred shares were cancelled and of no further effect.

Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
July 1 - July 31	—	$—	—	$200,000
August 1 - August 31	—	—	—	200,000
September 1 - September 30	—	—	—	200,000
Total	—	$—	—
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
On November 8, 2024, the parties to the Advisory Agreement entered into Amendment No. 2 to the Third Amended and Restated Advisory Agreement (the “Second Amendment”). The Second Amendment extends the outside date for which any sale or disposition of any of the Company’s Highland portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Ashford Trust Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from August 31, 2025 to November 30, 2025. In addition, the Second Amendment places certain limitations on the operations of the Company and Ashford Trust OP should a Potential Company Change of Control (as defined in the Amendment) occur.
The foregoing description of the Amendment contained in this Item 5 does not purport to be complete and is subject to and qualified in its entirety by the full text of the Amendment, a copy of which is attached hereto as Exhibit 10.12 and incorporated herein by reference.
Rule 10b5-1 Trading Agreements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.EXHIBITS

Exhibit	Description
3.1
Articles of Amendment and Restatement, as amended by Amendment Number One to Articles of Amendment and Restatement (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed May 15, 2015)

3.2	Amendment Number Two to Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on May 22, 2017) (File No. 00131775)

3.3	Articles of Amendment to the Company’s charter (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 1, 2020) (File No. 001-31775)

3.4	Articles of Amendment to the Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 16, 2021) (File No. 001-31775)

Exhibit	Description
3.5
Articles of Amendment to the Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2024) (File No. 001-31775)

3.6	Articles Supplementary, dated April 28, 2022 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3, filed on April 29, 2022) (File No. 333-263323)
3.7
Articles Supplementary establishing the Series J Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.8
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.9
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016 by Amendment No. 4 on March 17, 2022 and by Amendment No. 5 on February 23, 2023 by Amendment No. 6 on August 8, 2023 and by Amendment No. 7 on February 27, 2024, adopted on February 27, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on March 1, 2024) (File No. 01-31775)

10.1
Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024) (File No. 001-31775)

10.1.1
Amendment No. 1 To the Third Amended and Restated Advisory Agreement, dated August 8, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2024) (File No. 001-31775)

10.1.2*
Amendment No. 2 To the Third Amended and Restated Advisory Agreement, dated November 8, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC

10.2†	Form of 2024 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2024) (File No. 001-31775)

10.3
First Amendment to Second Consolidated, Amended and Restated Hotel Master Management Agreement by and between Ashford TRS Corporation and Remington Lodging & Hospitality, LLC, dated September 11, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 12, 2024) (File No. 001-31775)

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

99.1
Separation/Consulting Agreement, dated as of June 30, 2024, by and among J. Robison Hays, III, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on July 3, 2024) (File No. 001-31775)

99.2†
Compensatory Arrangement by and between Ashford Inc. and Stephen Zsigray, dated as of October 18, 2024, to be effective as of July 1, 2024 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed October 24, 2024) (File No. 001-31775)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	November 12, 2024	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
President and Chief Executive Officer

Date:	November 12, 2024	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer