Form 10-K
period 2024-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2025-03-21
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
As of June 28, 2024, the aggregate market value of 4,651,740 shares of the registrant’s common stock held by non-affiliates was approximately $45,122,000.
As of March 19, 2025, the registrant had 5,775,167 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2025 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2024

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
•uncertainty in the banking sector and market volatility;
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine, the Israel-Hamas war and changes to tariffs or trade policies;
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
•actual and potential conflicts of interest with Ashford Hospitality Advisors LLC (“Ashford LLC”), Remington Lodging & Hospitality, LLC (“Remington Hospitality”), Premier Project Management LLC (“Premier”), Braemar

Hotels & Resorts Inc. (“Braemar”), Stirling Hotels & Resorts, Inc. (“Stirling Inc.”), our executive officers and our non-independent directors;
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
Item 1.Business
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2024, we held interests in the following assets:
•68 consolidated operating hotel properties, which represent 17,051 total rooms;
•one consolidated operating hotel property, which represents 188 total rooms through a 29.3% owned investment in a consolidated entity;
•Four consolidated operating hotel properties, which represent 405 total rooms owned through a 98.8% ownership interest in Stirling REIT OP, LP (“Stirling OP”), which was formed by Stirling Inc. to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, CA, with a carrying value of approximately $7.6 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2024, our 69 hotel properties and four Stirling OP hotel properties were leased or owned by our wholly owned or majority owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Hospitality, a subsidiary of Ashford Inc., manages 50 of our 69 hotel properties and three of the four Stirling OP hotel properties. Third-party management companies manage the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with his father Mr. Archie Bennett, Jr., as of December 31, 2024, holds a controlling interest in Ashford Inc. As of December 31, 2024, the Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 46.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,395,281 shares of Ashford Inc. common stock, which if converted as of December 31, 2024, would have increased the Bennetts’ ownership interest in Ashford Inc. to 84.9%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Ashford Inc. has filed a Rule 13e-3 Transaction Statement on Schedule 13E-3 and, on July 29, 2024, effected a reverse and forward stock split as part of a plan to deregister Ashford Inc.’s common stock under the Exchange Act and delist its common stock from the NYSE American LLC (the “NYSE American”). The last day of trading of Ashford Inc. common stock on the NYSE American was July 26, 2024.
Liquidity
As of December 31, 2024, the Company held cash and cash equivalents of $112.9 million and restricted cash of $107.6 million (including amounts held for sale). The vast majority of the restricted cash comprises lender and manager held reserves.
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

DISTRIBUTION POLICY
No dividends can be paid on our common stock unless and until all accumulated and unpaid dividends on our outstanding preferred stock have been declared and paid or set aside for payment. As of March 19, 2025, the Company had no accumulated unpaid dividends on its outstanding preferred stock. Additionally, under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend (except a dividend in shares of stock) may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. Maryland law permits these determinations to be made by our board of directors based on either a book value basis or a reasonable fair value basis. As of December 31, 2024, the Company had a deficit in stockholders’ equity of approximately $419.2 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015. There is no expectation that a dividend on our common stock can or would be considered or declared at any time in the foreseeable future.
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
On December 10, 2024, our board of directors reviewed and approved our 2025 dividend policy. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2025 and expect to pay dividends on our outstanding Preferred Stock (as defined below) during 2025. Declaration of dividends in 2025 on our preferred stock may require a determination by our board of directors, at the time of any determination, that the Company would continue to have positive equity on a fair value basis, among other considerations. Our board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
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

EMPLOYEES
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. have approximately 101 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
As of December 31, 2024, our portfolio consisted of 73 consolidated operating hotel properties, 68 of which operated under franchise licenses or brand management agreements, which provided for the right to operate each hotel under the applicable brand. See Item 2 Properties, below for a complete listing of all hotels by brand.
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
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine, the Israel-Hamas war and changes to tariffs or trade policies;
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
Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine and the Israel-Hamas war.

Because economic conditions in the United States may affect demand within the hospitality industry, current and future economic conditions in the United States, including slower growth, stock market volatility and recession fears, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, tariffs and trade barriers, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment and the availability of credit and interest rates. President Trump has indicated that his administration is likely to impose significant tariffs on imported goods. The imposition of such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States.
Our cash, cash equivalents and investments could be adversely affected if the financial institutions in which we hold our cash, cash equivalents and investments fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. If our financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
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
We did not pay dividends on our common stock in fiscal year 2024. We do not expect to pay dividends on our common stock for the foreseeable future.
We did not pay dividends on our common stock in fiscal year 2024. We do not expect to pay dividends on our common stock for the foreseeable future. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2025. The board of directors will continue to review our dividend policy and make future announcements with respect thereto.
Under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend (except a dividend in shares of stock) may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. Maryland law permits these determinations to be made by our board of directors based on either a book value basis or a reasonable fair value basis. As of December 31, 2024, the Company had a deficit in stockholders’ equity of approximately $419.2 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015. There is no expectation that a dividend on common stock can or would be considered or declared at any time in the foreseeable future.
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

As of December 31, 2024, we have entered into management agreements with Remington Hospitality, a subsidiary of Ashford Inc., to manage 50 of our 69 hotel properties and three of the four Stirling OP hotel properties. We have hired unaffiliated third-party hotel managers to manage our remaining properties. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis, and we cannot assure you that the hotel managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
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
As of December 31, 2024, our outstanding indebtedness consisted of approximately $2.7 billion in property-level debt, including approximately $2.5 billion of variable interest rate debt. We may also incur additional variable rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
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
As of December 31, 2024, our outstanding indebtedness consisted of approximately $2.7 billion in property-level debt, including approximately $2.5 billion of variable interest rate debt. Higher interest rates in the past few years have negatively impacted nearly all commercial real estate managers, including the Company. Higher interest rates have increased our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
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
Some of our loan agreements also contain cash trap provisions that are triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is not distributed to us at any time after the cash trap provisions have been triggered until we have cured performance issues. This could affect our liquidity and our ability to make distributions to our stockholders. If we are not able to make distributions to our stockholders, we may not qualify as a REIT. As of December 31, 2024, 12 of our hotels are in cash traps.
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
During 2024, approximately 15% of our total hotel revenue was generated from nine hotels located in the Washington D.C. area, one of several key U.S. markets considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
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
Conflicts of interest in general and specifically relating to Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier) may lead to management decisions that are not in the stockholders’ best interest. The chairman of our board of directors, Mr. Monty J. Bennett, is the chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr., who is our chairman emeritus, is a significant stockholder of Ashford Inc. Prior to its acquisition by Ashford Inc. on November 6, 2019, Messrs. Archie Bennett, Jr. and Monty J. Bennett beneficially owned 100% of Remington Hospitality. As of December 31, 2024, Remington Hospitality managed 50 of our 69 hotel properties and three of the four Stirling OP hotel properties and provides other services.
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with his father Mr. Archie Bennett, Jr., as of December 31, 2024, holds a controlling interest in Ashford Inc. As of December 31, 2024, the Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 46.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,395,281 shares of Ashford Inc. common stock, which if converted as of December 31, 2024, would have increased the Bennetts’ ownership interest in Ashford Inc. to 84.9%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
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
Our charter authorizes the issuance of up to 395,000,000 shares of common stock and 55,000,000 shares of preferred stock. As of March 19, 2025, we had 5,775,167 shares of our common stock issued and outstanding, 1,111,127 shares of our Series D Cumulative Preferred Stock, 1,037,044 shares of our Series F Cumulative Preferred Stock, 1,470,948 shares of our Series G Cumulative Preferred Stock, 1,037,956 shares of our Series H Cumulative Preferred Stock, and 1,034,303 shares of our Series I Cumulative Preferred Stock, 7,423,351 shares of our Series J Redeemable Preferred Stock and 683,028 shares of our Series K Redeemable Preferred Stock. As of March 19, 2025, no shares of our Series L Redeemable Preferred Stock or our Series M Redeemable Preferred Stock are issued and outstanding. Accordingly, we may issue up to an additional 389,224,833 shares of common stock and 41,202,243 shares of preferred stock.
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
SEC regulations limit the funds we can raise during 12 months under a shelf registration statement on Form S-3.
As of the filing of this Annual Report on Form 10-K, we are subject to General Instruction I.B.6, Form S-3 (the “Baby Shelf Rule”). Under the Baby Shelf Rule, the amount of funds we can raise through primary public securities offerings in any 12 months using a registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, if we sell securities from a Form S-3 registration statement, we may be limited in the proceeds we can raise by selling shares of our common stock using a shelf registration statement on Form S-3 until our public float exceeds $75 million. The number of securities we may sell under a Form S-3 shelf registration statement may also change over time. Even if sufficient funding is available in the future, there can be no assurance that it will be available on terms acceptable to us.
Item 1B.Unresolved Staff Comments
None.
Item 1C.Cybersecurity
Risk Management and Strategy. The Company relies on Ashford Inc. and the Company’s managers to protect the electronic assets of the Company. Their programs consist of various processes designed to ensure that the Company and its electronic assets are shielded from cyber events that may compromise the Company’s ability to successfully execute its business on a day-to-day basis. These processes cover areas such as, but not limited to, risk management, access control, anti-virus management, electronic communication, risk/security reporting, incident response planning and business continuity planning. The information technology department of Remington Hospitality (“IT Department”), which includes a cybersecurity department (“IT Security Department”), is responsible for implementing processes and coordinating with the Human Resources Department to align training and onboarding efforts of Ashford Inc. and Remington Hospitality employees handling the Company’s electronic assets.
Remington Hospitality’s IT Security Department carries out risk management primarily by outsourcing risks to those companies and agencies that specialize in handling such risks and that have the appropriate resources to do so. Additionally, Remington Hospitality’s IT Department assesses and improves the Company’s cybersecurity risk management processes on an annual basis by: (i) engaging consultants to complete a benchmarking evaluation to compare its cybersecurity posture against peers; and (ii) engaging a cybersecurity risk readiness and response company to conduct vulnerability and penetration testing, which produces a report that specifies any possible risk area and devices. Such report is presented to the IT Department for analysis and for the purpose of developing subsequent action plans to remediate any vulnerabilities. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial conditions, except as otherwise noted.
Governance. Management, provided by Ashford Inc., is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Chief Financial Officer of Ashford Inc. and the Chief Technology Officer for Remington Hospitality. A Cyber Incident Response Team comprised of Ashford Inc. and Remington Hospitality employees meets bi-weekly to review incidents that have occurred and/or impacted the Company’s electronic assets. The Chief Technology Officer of Remington Hospitality reviews weekly reports that contain an overview of the activity in the department, any United States Computer Emergency Readiness Team alerts processed and all findings from the preventative maintenance tools. The Chief Technology Officer provides such report to the Chief Financial Officer on a quarterly basis. The Audit Committee of the board of directors is then briefed each quarter on the occurrence of any cybersecurity incidents. The board of directors will also be provided an overview of the information security program on an annual basis, including updates on Remington Hospitality’s IT team, IT training, implementation, IT controls, cybersecurity testing, the incident response process and the cybersecurity assets of the Company.

Item 2.Properties
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2024, our portfolio consisted of 68 operating hotel properties, one consolidated operating hotel property through a 29.3% owned investment in a consolidated entity and four Stirling OP hotel properties that were included in our consolidated operations. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2024
						Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full-service	150	100	150	67.40%	$158.64	$106.95
Embassy Suites	Dallas, TX	Full-service	150	100	150	59.00%	$139.55	$82.27
Embassy Suites	Herndon, VA	Full-service	150	100	150	79.60%	$165.35	$131.58
Embassy Suites	Las Vegas, NV	Full-service	220	100	220	86.80%	$176.29	$152.94
Embassy Suites	Houston, TX	Full-service	150	100	150	71.60%	$150.53	$107.74
Embassy Suites	West Palm Beach, FL	Full-service	160	100	160	73.30%	$192.42	$141.06
Embassy Suites	Philadelphia, PA	Full-service	263	100	263	68.30%	$168.79	$115.28
Embassy Suites	Arlington, VA	Full-service	269	100	269	79.50%	$225.50	$179.32
Embassy Suites	Portland, OR	Full-service	276	100	276	59.30%	$166.51	$98.66
Embassy Suites	Santa Clara, CA	Full-service	258	100	258	65.10%	$243.82	$158.63
Embassy Suites	Orlando, FL	Full-service	174	100	174	88.90%	$167.14	$148.55
Hilton Garden Inn	Jacksonville, FL	Select-service	119	100	119	64.80%	$136.15	$88.25
Hilton Garden Inn	Austin, TX	Select-service	254	100	254	58.60%	$207.13	$121.32
Hilton Garden Inn	Baltimore, MD	Select-service	158	100	158	74.70%	$127.25	$95.08
Hilton Garden Inn	Virginia Beach, VA	Select-service	176	100	176	71.40%	$162.46	$116.05
Hilton	Houston, TX	Full-service	242	100	242	68.60%	$138.08	$94.74
Hilton	St. Petersburg, FL	Full-service	333	100	333	72.30%	$200.57	$145.10
Hilton	Santa Fe, NM	Full-service	158	100	158	80.30%	$225.15	$180.82
Hilton	Bloomington, MN	Full-service	300	100	300	58.60%	$129.87	$76.16
Hilton	Costa Mesa, CA	Full-service	486	100	486	76.10%	$155.17	$118.08
Hilton	Parsippany, NJ	Full-service	353	100	353	42.00%	$169.72	$71.23
Hilton	Tampa, FL	Full-service	238	100	238	78.50%	$181.48	$142.49
Hilton	Alexandria, VA	Full-service	252	100	252	66.20%	$217.08	$143.61
Hilton	Santa Cruz, CA	Full-service	178	100	178	74.60%	$172.86	$128.98
Hilton	Ft. Worth, TX	Full-service	294	100	294	65.30%	$187.25	$122.19
Hampton Inn (7)	Buford, GA	Select-service	92	100	92	79.26%	$144.44	$114.48
Hampton Inn	Evansville, IN	Select-service	140	100	140	59.50%	$126.55	$75.24
Hampton Inn	Parsippany, NJ	Select-service	152	100	152	66.40%	$137.29	$91.09
Marriott	Beverly Hills, CA	Full-service	260	100	260	91.90%	$261.45	$240.33
Marriott	Arlington, VA	Full-service	703	100	703	75.00%	$222.67	$166.93
Marriott	Dallas, TX	Full-service	265	100	265	65.20%	$158.83	$103.58
Marriott	Fremont, CA	Full-service	357	100	357	68.30%	$162.73	$111.22
Marriott	Memphis, TN	Full-service	232	100	232	71.20%	$161.68	$115.12
Marriott	Irving, TX	Full-service	499	100	499	72.60%	$173.98	$126.37
Marriott	Omaha, NE	Full-service	300	100	300	60.10%	$140.25	$84.26
Marriott	Sugarland, TX	Full-service	303	100	303	72.20%	$161.79	$116.78
SpringHill Suites by Marriott (7)	Buford, GA	Select-service	97	100	97	76.34%	$137.23	$104.77
Courtyard by Marriott	Bloomington, IN	Select-service	117	100	117	60.20%	$163.00	$98.09
Courtyard by Marriott - Tremont	Boston, MA	Select-service	315	100	315	77.80%	$286.76	$223.10
Courtyard by Marriott	Denver, CO	Select-service	202	100	202	86.00%	$150.61	$129.59
Courtyard by Marriott	Gaithersburg, MD	Select-service	210	100	210	67.30%	$174.59	$117.56
Courtyard by Marriott	Crystal City, VA	Select-service	272	100	272	80.50%	$178.68	$143.84
Courtyard by Marriott	Overland Park, KS	Select-service	168	100	168	55.50%	$136.37	$75.68
Courtyard by Marriott	Foothill Ranch, CA	Select-service	156	100	156	75.30%	$146.28	$110.19
Courtyard by Marriott	Alpharetta, GA	Select-service	154	100	154	58.90%	$115.91	$68.22
Marriott Residence Inn	Evansville, IN	Select-service	78	100	78	67.90%	$110.17	$74.78
Marriott Residence Inn	Orlando, FL	Select-service	350	100	350	74.20%	$147.08	$109.15

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2024
						Occupancy	ADR	RevPAR
Marriott Residence Inn	Falls Church, VA	Select-service	159	100	159	79.90%	$175.30	$140.11
Marriott Residence Inn	San Diego, CA	Select-service	150	100	150	85.50%	$192.47	$164.47
Marriott Residence Inn (7)	Jacksonville, FL	Select-service	120	100	120	74.62%	$137.09	$102.29
Marriott Residence Inn (7)	Manchester, CT	Select-service	96	100	96	73.79%	$155.88	$115.03
Sheraton Hotel	Minneapolis, MN	Full-service	220	100	220	45.70%	$144.30	$66.02
Sheraton Hotel	Indianapolis, IN	Full-service	378	100	378	58.60%	$186.02	$109.07
Sheraton Hotel	Anchorage, AK	Full-service	370	100	370	73.40%	$203.23	$149.22
Sheraton Hotel	San Diego, CA	Full-service	260	100	260	90.40%	$166.37	$150.34
Hyatt Regency	Coral Gables, FL	Full-service	254	100	254	76.50%	$243.09	$185.86
Hyatt Regency	Hauppauge, NY	Full-service	358	100	358	58.10%	$167.18	$97.10
Hyatt Regency	Savannah, GA	Full-service	351	100	351	89.30%	$221.68	$197.89
Renaissance	Nashville, TN	Full-service	674	100	674	78.20%	$286.17	$223.78
Annapolis Historic Inn	Annapolis, MD	Full-service	124	100	124	62.10%	$195.64	$121.41
Lakeway Resort & Spa	Austin, TX	Full-service	168	100	168	50.40%	$220.03	$110.88
Silversmith	Chicago, IL	Full-service	144	100	144	66.00%	$204.19	$134.85
The Churchill	Washington, D.C.	Full-service	173	100	173	62.60%	$205.17	$128.51
The Melrose	Washington, D.C.	Full-service	240	100	240	68.00%	$206.30	$140.31
Le Pavillon (1)	New Orleans, LA	Full-service	226	100	226	49.90%	$168.41	$84.08
Westin	Princeton, NJ	Full-service	296	100	296	69.50%	$186.28	$129.40
Hotel Indigo	Atlanta, GA	Full-service	141	100	141	54.40%	$157.87	$85.95
Ritz-Carlton	Atlanta, GA	Full-service	444	100	444	63.80%	$298.87	$190.82
La Posada de Santa Fe	Santa Fe, NM	Full-service	157	100	157	76.40%	$286.90	$219.14
Leasehold Properties
Autograph La Concha (2) (3)	Key West, FL	Full-service	160	100	160	63.70%	$347.15	$221.17
Renaissance (4)	Palm Springs, CA	Full-service	410	100	410	68.00%	$200.23	$136.13
Hilton (5)	Marietta, GA	Full-service	200	100	200	64.20%	$173.58	$111.46
Le Meridien (6)	Fort Worth, TX	Full-service	188	29	55	46.10%	$206.18	$95.07
Total			17,644		17,511	69.60%	$190.76	$132.85
________
(1) The Company entered into a new franchise agreement with Marriott to convert the Le Pavillon in New Orleans, Louisiana to a Tribute Portfolio property. The conversion was completed in November 2024.
(2) The ground lease expires in 2084.
(3) The Company entered into a franchise agreement with Marriott to convert the La Concha Key West Hotel in Key West, Florida to an Autograph Collection property. The conversion was completed in December 2024.
(4) The ground lease expires in 2083.
(5) The lease expires in 2054 and includes the lease of the land, hotel and conference center (including the building, improvements, furniture, fixtures and equipment).
(6) The lease expires in 2120 and includes the lease of the land and building.
(7) Hotel property owned by Stirling OP, but consolidated by the Company.

Item 3.Legal Proceedings
Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. This litigation was resolved in 2017 with the determination and reimbursement of attorney’s fees being the only remaining dispute. The negotiations relating to the potential payment of the remaining attorneys’ fees remained open, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. We previously accrued approximately $504,000 in legal fees. In September 2024, a settlement was reached to resolve the prevailing party’s legal fees in the amount of $1.4 million. As a result an additional accrual of approximately $896,000 was recorded and is included in “other hotel expenses” on our consolidated statement of operations for the year ended December 31, 2024.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to the parties finalizing the agreement and court approval. As of December 31, 2024, the estimated settlement liability amount has been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. The parties have reached an agreement, subject to final Court approval, to resolve the class action suit. The amount of the class settlement is approximately $485,000. Ashford Inc. expects the entire settlement amount to be reimbursed through insurance coverage. The hearing for final Court approval of the settlement is scheduled for August 27, 2025.
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
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On March 19, 2025, there were 268 registered holders of record of our common stock.
For the year ended December 31, 2024 we did not declare or pay common stock dividends. On December 10, 2024, the board of directors approved our dividend policy for 2025, which continued the suspension of the Company’s common stock dividend into 2025. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly owned subsidiaries of our operating partnership and the management of our properties by our hotel managers and general business conditions.
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows for the following fiscal years:

	2024			2023			2022
	Amount		%	Amount		%	Amount		%
Preferred Stock – Series D:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.9383		44.4202%	—		—%	—		—%
Return of capital	1.1741		55.5798%	2.1125		100.0000%	2.1125		100.0000%
Total	$2.1124	(1)	100.0000%	$2.1125	(1)	100.0000%	$2.1125	(1)	100.0000%
Preferred Stock – Series F:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.8189		44.4202%	—		—%	—		—%
Return of capital	1.0247		55.5798%	1.8438		100.0000%	1.8438		100.0000%
Total	$1.8436	(1)	100.0000%	$1.8438	(1)	100.0000%	$1.8438	(1)	100.0000%
Preferred Stock – Series G:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.8189		44.4202%	—		—%	—		—%
Return of capital	1.0247		55.5798%	1.8438		100.0000%	1.8438		100.0000%
Total	$1.8436	(1)	100.0000%	$1.8438	(1)	100.0000%	$1.8438	(1)	100.0000%
Preferred Stock – Series H:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.8329		44.4202%	—		—%	—		—%
Return of capital	1.0421		55.5798%	1.8750		100.0000%	1.8750		100.0000%
Total	$1.8750	(1)	100.0000%	$1.8750	(1)	100.0000%	$1.8750	(1)	100.0000%
Preferred Stock – Series I:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.8329		44.4202%	—		—%	—		—%
Return of capital	1.0421		55.5798%	1.8750		100.0000%	1.8750		100.0000%
Total	$1.8750	(1)	100.0000%	$1.8750	(1)	100.0000%	$1.8750	(1)	100.0000%
Preferred Stock – Series J:
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%

Capital gain distribution	0.8884		44.4202%	—		—%	—		—%
Return of capital	1.1116		55.5798%	1.9998		100.0000%	0.1666		100.0000%
Total	$2.0000	(1) (11)	100.0000%	$1.9998	(1) (12)	100.0000%	$0.1666	(1) (13)	100.0000%
Preferred Stock – Series K(2):
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.9236		44.4202%	—		—%	—		—%
Return of capital	1.1556		55.5798%	2.0540		100.0000%	—		—%
Total	$2.0792	(1) (11)	100.0000%	$2.0540	(1) (12)	100.0000%	$—		—%
Preferred Stock – Series K(3):
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.9208		44.4202%	—		—%	—		—%
Return of capital	1.1521		55.5798%	1.8790		100.0000%	—		—%
Total	$2.0729	(1) (11)	100.0000%	$1.8790	(1) (12)	100.0000%	$—		—%
Preferred Stock – Series K(4):
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.9180		44.4202%	—		—%	—		—%
Return of capital	1.1487		55.5798%	1.8790		100.0000%	—		—%
Total	$2.0667	(1) (11)	100.0000%	$1.8790	(1) (12)	100.0000%	$—		—%
Preferred Stock – Series K(5):
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.9152		44.4202%	—		—%	—		—%
Return of capital	1.1452		55.5798%	1.8790		100.0000%	—		—%
Total	$2.0604	(1) (11)	100.0000%	$1.8790	(1) (12)	100.0000%	$—		—%
Preferred Stock – Series K(6):
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.9125		44.4202%	—		—%	—		—%
Return of capital	1.1417		55.5798%	1.8790		100.0000%	—		—%
Total	$2.0542	(1) (11)	100.0000%	$1.8790	(1) (12)	100.0000%	$—		—%
Preferred Stock – Series K(7):
Ordinary taxable dividend	$—			$—		—%	$—		—%
Capital gain distribution	0.8347		44.4202%	—		—%	—		—%
Return of capital	1.0444		55.5798%	—		—%	—		—%
Total	$1.8791	(1) (11)	100.0000%	$—		—%	$—		—%
Preferred Stock – Series K(8):
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.6071		44.4202%	—		—%	—		—%
Return of capital	0.7596		55.5798%	—		—%	—		—%
Total	$1.3667	(1) (11)	100.0000%	$—		—%	$—		—%
Preferred Stock – Series K(9):
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.3794		44.4202%	—		—%	—		—%
Return of capital	0.4747		55.5798%	—		—%	—		—%
Total	$0.8541	(1) (11)	100.0000%	$—		—%	$—		—%
Preferred Stock – Series K(10):
Ordinary taxable dividend	$—		—%	$—		—%	$—		—%
Capital gain distribution	0.1518		44.4202%	—		—%	—		—%
Return of capital	0.1899		55.5798%	—		—%	—		—%
Total	$0.3417	(1) (11)	100.0000%	$—		—%	$—		—%
____________________
(1)The fourth quarter 2022 preferred distributions paid January 17, 2023 to stockholders of record as of December 30, 2022 are treated as 2023 distributions for tax purposes. The fourth quarter 2023 preferred distributions paid January 16, 2024 to stockholders of record as of December 29, 2024 are treated as 2024 distributions for tax purposes. The fourth quarter 2024 preferred distributions paid January 15, 2025 to stockholders of record as of December 31, 2024 are treated as 2025 distributions for tax purposes.
(2)Preferred Stock - Series K: (CUSIP #04410D867)
(3)Preferred Stock - Series K: (CUSIP #04410D792)
(4)Preferred Stock - Series K: (CUSIP #04410D727)
(5)Preferred Stock - Series K: (CUSIP #04410D651)
(6)Preferred Stock - Series K: (CUSIP #04410D578)

(7)Preferred Stock - Series K: (CUSIP #04410D511)
(8)Preferred Stock - Series K: (CUSIP #04410D438)
(9)Preferred Stock - Series K: (CUSIP #04410D362)
(10)Preferred Stock - Series K: (CUSIP #04410D289)
(11)Distributions per share reflects the annual rate per share for distributions reportable in 2024.
(12)Distributions per share reflects the annual rate per share for distributions reportable in 2023.
(13)Distributions per share reflects the annual rate per share for distributions reportable in 2022.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2024:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	16,461	N/A	16,000	(2)
Equity compensation plans not approved by security holders	None	N/A	None
Total	16,461	N/A	16,000
____________________
(1)Consists of rights to acquire our common stock subject to the satisfaction of service and or performance vesting conditions (with the amount shown assuming the maximum level of performance under the 2023 PSU awards). The number of shares subject to issuance under the PSUs (if any) will depend on the ultimate actual performance level, and the Company in its discretion may settle the 2023 PSUs in cash rather than shares of common stock.
(2)As of December 31, 2024, there were approximately 16,000 shares of our common stock, or securities convertible into approximately 16,000 shares of our common stock that remained available for issuance under our 2021 Stock Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2019 through December 31, 2024, assuming an initial investment of $100 in stock on December 31, 2019 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
Ashford Hospitality Trust, Inc.
S&P 500
FTSE NAREIT Lodging & Resorts

Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the fourth quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
October 1 - October 31	—	$—	—	$200,000
November 1 - November 30	—	—	—	200,000
December - December 31	—	—	—	200,000
Total	—	$—	—
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
During the period between October 1, 2024 and December 31, 2024, the Company exchanged a total of approximately 13,000 shares of its common stock for an aggregate of 5,000 shares of preferred stock with certain holders of its 8.45% Series D Cumulative Preferred Stock, 7.375% Series F Cumulative Preferred Stock, 7.375% Series G Cumulative Preferred Stock, 7.50% Series H Cumulative Preferred Stock and 7.50% Series I Cumulative Preferred Stock. The issuance of the shares of the common stock was made by the Company pursuant to the exemption from the registration requirements of Section 3(a)(9) of the Securities Act on the basis that these offers constituted an exchange with existing holders of the Company’s securities. No commission or other remuneration was paid to any party for soliciting such exchange and the transactions did not involve a public offering. In consideration for the common share issuances, the Company received the preferred shares from the stockholders, which preferred shares were cancelled and of no further effect.
Item 6.Reserved
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
EXECUTIVE OVERVIEW
General
As of December 31, 2024, our portfolio consisted of 68 consolidated operating hotel properties, which represent 17,051 total rooms. One consolidated operating hotel property, which represents 188 total rooms is owned through a 29.3% investment in a consolidated entity. Additionally, our portfolio consists of four consolidated operating hotel properties, which represent 405 total rooms owned through a 98.8% ownership interest in Stirling OP, which was formed by Stirling Inc. to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. Currently, all of our hotel properties are located in the United States.
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
Recent Developments
The Company continues to work with the lender of the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender, and the Company anticipates that transfer could occur in 2025. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties securing the KEYS A and KEYS B loan pools have been transferred to a court-appointed receiver. Below is a summary of the hotel properties securing the KEYS Pool A loan and Keys Pool B loan:
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
Subsequent to March 31, 2024, we recognized an additional gain of $33.3 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The additional gain primarily represents the additional accrued interest expense recorded through December 31, 2024. In total for the year ended December 31, 2024 we recognized a gain of $167.2 million. The KEYS Pool A and the KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third party purchaser. As a result the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel.

In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton Hotel in Fort Worth, Texas, which secured the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024. See note 7.
On August 8, 2024, the parties to the Advisory Agreement entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extended the outside date for which any sale or disposition of any of the Company’s eight hotel properties associated with JPMorgan 8-Pack mortgage loan (“JPM8”) following a JPM8 Event of Default (as such terms are defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from May 31, 2025 to August 31, 2025.
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
On November 7, 2024, the Company refinanced its mortgage loan secured by the Marriott Crystal Gateway Hotel located in Arlington, Virginia, which had a final maturity date in November 2026. The new, non-recourse mortgage loan totals $121.5 million and has a three-year initial term with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 4.75%. The refinancing resulted in approximately $31 million of excess proceeds that was used to pay down the Oaktree term loan.
On November 8, 2024, the parties to the Third Amended and Restated Advisory Agreement entered into Amendment No. 2 to the Third Amended and Restated Advisory Agreement (the “Second Amendment”). The Second Amendment extended the outside date for which any sale or disposition of any of the Company’s Highland loan portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Ashford Trust Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from August 31, 2025 to November 30, 2025. In addition, the Second Amendment places certain limitations on the operations of the Company and Ashford Trust OP should a Potential Company Change of Control (as defined in the Amendment) occur.
On November 8, 2024, the Company entered into a 90-day forbearance agreement for its $409.8 million mortgage loan with a final maturity of November 9, 2024 and secured by 17 hotel properties. That forbearance period was subsequently extended until April 2025. The Company is in active discussions with the lender regarding a multi-year extension of the mortgage loan.
On December 3, 2024, the Company announced the closing on March 31, 2025, of its Series J and Series K non-traded preferred stock offering.
On December 13, 2024, the Company filed an initial registration statement on Form S-11 with the SEC, as amended on January 23, 2025, related to the Company’s non-traded Series L Preferred Stock and Series M Preferred Stock. The registration statement was declared effective by the SEC on February 7, 2025, and contemplates the offering of up to (i) 8.4 million shares of Series L Preferred Stock and 3.6 million shares of Series M Preferred Stock in a primary offering and (ii) 2.8 million shares of Series L Preferred Stock and 1.2 million shares of Series M Preferred Stock pursuant to a dividend reinvestment plan. On February 7, 2025, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering.
On December 17, 2024, the Company announced the launch of a transformative strategic initiative designed to drive outsized EBITDA growth and substantially improve shareholder value. The initiative, labeled “GRO AHT,” centers around three core pillars: G&A Reduction, Revenue Maximization, and Operational Efficiency.
On January 10, 2025, the Company completed the sale of the 315-room Courtyard Boston Downtown located in Boston, Massachusetts for $123.0 million, subject to customary pro rations and adjustments.
On January 22, 2025, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (“SDAT”) articles supplementary to the Company’s charter (as amended, the “Charter”) that reclassified and designated 5,000,000 unissued shares of common stock of the Company as unclassified and undesignated shares of preferred stock. After giving effect to the foregoing, the Company has the authority to issue 450,000,000 shares of capital stock, consisting of 395,000,000 shares of common stock and 55,000,000 shares of preferred stock, of which 20,481,195 are unclassified and undesignated shares of preferred stock.
On January 22, 2025, the Company filed with the SDAT articles supplementary to the Charter classifying and designating an aggregate of 16,000,000 shares of the unissued and undesignated shares of preferred stock and provided for their issuance as 11,200,000 shares of the Series L Preferred Stock and 4,800,000 shares of the Series M Preferred Stock.
On February 12, 2025, the Company closed on a $580 million refinancing secured by 16 hotels. The financing includes the hotels that were previously part of the Company’s KEYS Pool C Loan, KEYS Pool D Loan, KEYS Pool E Loan, and the BAML Pool 3 Loan, together with the Westin Princeton. The previous loans had a combined outstanding loan balance of approximately $438.7 million. The new financing is non-recourse, has a two-year term with three one-year extension options, subject to the satisfaction of certain conditions, and bears interest at a floating interest rate of SOFR + 4.37%. The Company used approximately $72 million of the excess proceeds to completely pay off the remaining balance on the Oaktree Credit Agreement, including the $30.0 million exit fee.
On February 24, 2025, the Company amended its mortgage loan secured by the 141-room Hotel Indigo Atlanta Midtown in Atlanta, Georgia. Terms of the amendment included extending the current maturity date to February 2026, reducing the interest rate to SOFR + 2.75% and adding one one-year extension option, subject to satisfaction of certain conditions.
On March 6, 2025, the $22.1 million non-recourse mortgage loan secured by the Hilton Scotts Valley reached final maturity and was not repaid resulting in default. The Company is in active discussions with the lender regarding a multi-year extension of the mortgage loan.
On March 10, 2025, the parties to the Third Amended and Restated Advisory Agreement entered into Amendment No. 3 to the Third Amended and Restated Advisory Agreement (the “Third Amendment”). The Third Amendment further extends the outside date for which any sale or disposition of any of the Company’s Highland loan portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Ashford Trust Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from November 30, 2025 to March 31, 2026.
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2025 Advisory Agreement Limited Waiver”). Pursuant to the 2025 Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2024	2023	2022	2024 to 2023	2023 to 2022
Total revenue	$1,172,459	$1,367,533	$1,240,859	$(195,074)	$126,674
Total hotel expenses	(815,356)	(925,437)	(835,993)	110,081	(89,444)
Property taxes, insurance and other	(64,103)	(70,226)	(67,338)	6,123	(2,888)
Depreciation and amortization	(152,776)	(187,807)	(201,797)	35,031	13,990
Impairment charges	(59,331)	—	—	(59,331)	—
Advisory service fee	(58,606)	(48,927)	(49,897)	(9,679)	970
Corporate, general and administrative	(24,662)	(16,181)	(9,879)	(8,481)	(6,302)
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	94,406	11,488	300	82,918	11,188
Gain (loss) on derecognition of assets	167,177	—	—	167,177	—
Operating income (loss)	259,208	130,443	76,255	128,765	54,188
Equity in earnings (loss) of unconsolidated entities	(2,370)	(1,134)	(804)	(1,236)	(330)
Interest income	6,942	8,978	4,777	(2,036)	4,201
Other income (expense)	108	310	415	(202)	(105)
Interest expense and amortization of discounts and loan costs	(273,359)	(326,970)	(207,916)	53,611	(119,054)
Interest expense associated with hotels in receivership	(45,592)	(39,178)	(19,079)	(6,414)	(20,099)
Write-off of premiums, loan costs and exit fees	(5,245)	(3,469)	(3,536)	(1,776)	67
Gain (loss) on extinguishment of debt	2,774	53,386	—	(50,612)	53,386
Realized and unrealized gain (loss) on derivatives	(6,480)	(2,200)	15,166	(4,280)	(17,366)
Income tax benefit (expense)	(997)	(900)	(6,336)	(97)	5,436
Net income (loss)	(65,011)	(180,734)	(141,058)	115,723	(39,676)
(Income) loss from consolidated entities attributable to noncontrolling interests	4,028	6	—	4,022	6
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	683	2,239	1,233	(1,556)	1,006
Net income (loss) attributable to the Company	$(60,300)	$(178,489)	$(139,825)	$118,189	$(38,664)

All hotel properties held during the years ended December 31, 2024 and 2023 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the years ended December 31, 2024 and 2023. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

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
____________________________________
(1) Referred to as “Hotel Dispositions”
(2) Referred to as “KEYS A and B properties”
The following table illustrates the key performance indicators of the operating hotel properties and WorldQuest included in our results of operations:

	Year Ended December 31,
	2024	2023
RevPAR (revenue per available room)	$132.87	$130.19
Occupancy	70.57%	70.65%
ADR (average daily rate)	$190.75	$184.47

The following table illustrates the key performance indicators of the 68 comparable hotel properties and four consolidated Stirling OP properties that were included in our results of operations for the full year ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
	2024	2023
RevPAR	$133.84	$133.27
Occupancy	69.93%	70.82%
ADR	$191.39	$188.18
Comparison of the Year Ended December 31, 2024 and 2023
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $118.2 million from $178.5 million for the year ended December 31, 2023 (“2023”) to $60.3 million for the year ended December 31, 2024 (“2024”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $169.4 million, or 16.0%, to $889.8 million in 2024 compared to 2023. This decrease is attributable to $111.0 million from our Hotel Dispositions, $69.5 million from the KEYS A and B properties that went into receivership partially offset by higher rooms revenue of $8.4 million at our comparable hotel properties, $509,000 from the Stirling hotel properties and $2.2 million from the Le Meridien that opened in August 2024. Our comparable hotel properties experienced an increase of 1.7% in room rates and a decrease of 89 basis points in occupancy.
Food and beverage revenue decreased $20.2 million, or 8.7%, to $212.6 million in 2024 compared to 2023. This decrease is attributable to $20.1 million from our Hotel Dispositions and $2.0 million from the KEYS A and B properties that went into receivership, partially offset by higher sales of food and beverage of $1.4 million at our comparable hotel properties and $413,000 from the Le Meridien that opened in August 2024.
Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, decreased $4.9 million, or 6.8%, to $67.8 million in 2024 compared to 2023. This decrease is attributable to $10.4 million from our Hotel Dispositions, $2.8 million from the KEYS A and B properties that went into receivership, and $7,000 from the Stirling properties, partially offset by higher other revenue of $8.1 million from our comparable hotel properties and $140,000 from the Le Meridien that opened in August 2024. Other revenue decreased $476,000, or 17.0%, to $2.3 million in 2024 compared to 2023.
Hotel Operating Expenses. Hotel operating expenses decreased $110.1 million, or 11.9%, to $815.4 million in 2024 compared to 2023. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $58.0 million in 2024 compared to 2023, comprised of a decrease of $43.5 million from our Hotel Dispositions and $20.7 million from the KEYS A and B properties that went into receivership partially offset by an increase of $4.9 million from our comparable hotel properties, $151,000 from the Stirling properties, and $1.2 million from the Le Meridien that opened in August 2024. Direct expenses were 31.2% of total hotel revenue for 2024 and 31.0% for 2023. Indirect expenses and management fees decreased $52.1 million in 2024 compared to 2023, comprised of a decrease of $50.6 million from our Hotel Dispositions, $30.3 million from the KEYS A and B properties that went into receivership partially offset by an increase of $25.7 million from our comparable hotel properties, $500,000 from the Stirling hotel properties and $2.6 million from the Le Meridien that opened in August 2024.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $6.1 million or 8.7%, to $64.1 million in 2024 compared to 2023, which was primarily due to a decrease of $7.2 million from our Hotel Dispositions and $4.5 million from the KEYS A and B properties that went into receivership, partially offset by an increase of $5.2 million from our comparable hotel properties, $178,000 from the Stirling hotel properties and $279,000 from the Le Meridien that opened in August 2024.
Depreciation and Amortization. Depreciation and amortization decreased $35.0 million or 18.7%, to $152.8 million in 2024 compared to 2023, which consisted of lower depreciation of $19.9 million from our Hotel Dispositions, $11.4 million from the KEYS A and B properties that went into receivership and $6.3 million from our comparable hotel properties, primarily related to fully depreciated assets, partially offset by an increase of $1.0 million from our Stirling hotel properties and $1.5 million from the Le Meridien that opened in August 2024.
Impairment Charges. Impairment charges increased $59.3 million or 100%, to $59.3 million in 2024 compared to 2023. We recorded an impairment charge of $59.3 million in 2024 that was comprised of $35.9 million at the Hilton Costa Mesa and $23.4 million at the Embassy Suites Portland as a result of reduced estimated cash flows resulting from changes to the expected holding periods of these hotel properties. The impairment charges were based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques.
Advisory Services Fee. Advisory services fee increased $9.7 million, or 19.8%, to $58.6 million in 2024 compared to 2023. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford Inc. and the Company and between Ashford Inc. and Stirling OP. In 2024, the advisory services fee was comprised of a base advisory fee of $32.5 million, equity-based compensation of $1.8 million associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $23.9 million and a performance participation fee of $454,000 associated with the Stirling OP advisory agreement with Ashford Inc. In 2023, the advisory services fee was comprised of a base advisory fee of $33.2 million, equity-based compensation of $3.3 million associated with equity grants of our common stock, PSUs, LTIP units and Performance LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $12.5 million.
Corporate, General and Administrative. Corporate, general and administrative expense increased $8.5 million, or 52.4%, to $24.7 million in 2024 compared to 2023. The increase was primarily attributable to higher reimbursed operating expenses of Ashford Securities of $6.5 million, higher legal and professional fees of $2.4 million and higher public company cost of $258,000 partially offset by lower miscellaneous expenses of $627,000.
Gain (Loss) on Consolidation of VIE and Disposition of Assets and Hotel Properties. Gain on consolidation of VIE and disposition of assets and hotel properties increased $82.9 million, from $11.5 million in 2023 to $94.4 million in 2024. The gain in 2024 was primarily related to the sale of the Residence Inn in Salt Lake City, Utah, Hilton Boston Back Bay in Boston, Massachusetts, Hampton Inn Lawrenceville in Lawrenceville, Georgia, SpringHill Suites Kennesaw in Kennesaw, Georgia, Fairfield Inn Kennesaw in Kennesaw, Georgia, One Ocean in Atlantic Beach, Florida, and Courtyard Hartford Manchester in Manchester, Connecticut. The gain in 2023 was primarily related to a $1.1 million gain for the consolidation of the VIE, which is represented by the difference between the fair value of the assets and liabilities recognized, the fair value of the non-controlling interest and the previous carrying value of the Company’s investment in 815 Commerce MM and $10.4 million related to hotel dispositions.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets was $167.2 million in 2024. The gain includes the initial gain of $133.9 million related to the derecognition of assets related to the hotel properties securing the KEYS Pool A and KEYS Pool B mortgage loans that were placed into receivership in March 2024. Additionally, subsequent to March 31, 2024, we recognized an additional gain of $33.3 million, which primarily represents the additional accrued interest expense recorded through December 31, 2024, which resulted in a corresponding increase of the contract asset on our consolidated balance sheet as we expect to be released from this obligation upon final resolution with the lender. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third party purchaser. See note 7 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $2.4 million in 2024, which consisted of equity in loss of $566,000 million from OpenKey, $795,000 from an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California and a $1.0 million impairment charge on OpenKey. Equity in loss of unconsolidated entities was $1.1 million in 2023 which consisted of equity in loss of $528,000 in OpenKey and $606,000 in the Napa resort investment.
Interest Income. Interest income was $6.9 million and $9.0 million in 2024 and 2023, respectively. The decrease in interest income in 2024 was primarily attributable to lower excess cash balances in 2024 compared to 2023.
Other Income (Expense). In 2024 and 2023 we recorded miscellaneous income of $108,000 and $310,000, respectively.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $53.6 million, or 16.4%, to $273.4 million in 2024 compared to 2023. The decrease was primarily due to lower cash interest expense and amortization of loan costs of $33.0 million on the Oaktree loan attributable to a lower principal balance and the Oaktree deferred loan costs becoming fully amortized, $24.8 million from our Hotel Dispositions and lower default interest and late charges recorded on mortgage loans previously in default of $5.0 million. These decreases were partially offset by higher interest expense of $6.5 million at our comparable hotel properties primarily due to higher interest rates on our variable rate debt, $1.7 million from the Le Meridien and $1.2 million at our Stirling properties related to the new loan with a higher interest rate. The average SOFR rates in 2024 and 2023 were 5.15% and 4.91%, respectively.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership increased $6.4 million, from $39.2 million in 2023 to $45.6 million in 2024. The increase is due to higher average interest rates, default charges and late fees on the KEYS Pool A and KEYS Pool B mortgage loans. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third party purchaser. See note 7 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased $1.8 million to $5.2 million in 2024 compared to 2023. In 2024, we incurred fees of approximately $4.4 million related to loan refinances and modifications and wrote-off $817,000 of unamortized loan costs. In 2023, we incurred fees of $3.5 million related to loan refinances and modifications
Gain (loss) on extinguishment of debt. Gain on extinguishment of debt in 2024 was $2.8 million. In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton Hotel in Fort Worth, Texas, which secured the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024 and resulted in a gain on extinguishment of debt of approximately $2.6 million. Gain on extinguishment of debt also included $45,000 in 2024 primarily related to the deed in lieu of foreclosure transaction for the KEYS Pool F mortgage loan. In 2023, the gain on extinguishment of debt was $53.4 million related to the deed in lieu of foreclosure transaction for the KEYS Pool F loan.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized loss on derivatives increased $4.3 million from $2.2 million in 2023 to $6.5 million in 2024. In 2024, we recognized an unrealized loss of $27.1 million associated with interest rate caps, an unrealized loss of $320,000 associated with interest rate floors and an unrealized loss of $5.4 million from the revaluation of the embedded debt derivative in the Oaktree Agreement partially offset by a realized gain of $26.3 million related to payments from counterparties on interest rate caps. In 2023, we recognized an unrealized loss of $44.0 million associated with interest rate caps and an unrealized loss of $9,000 from the revaluation of the embedded debt derivative in the Oaktree Agreement, partially offset by a realized gain of $41.8 million related to payments from counterparties on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $97,000, from $900,000 in 2023 to $997,000 in 2024. This increase was primarily due to gains on property dispositions in 2024.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $4.0 million in 2024. Our noncontrolling interest partners in consolidated entities were allocated a loss of $6,000 in 2023. At December 31, 2024, noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and 1.20% in Stirling OP. See note 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $683,000 in 2024 and $2.2 million in 2023. Redeemable noncontrolling interests represented ownership interests of 1.02% and 1.27% in the operating partnership at December 31, 2024 and 2023, respectively.

Reverse Stock Split
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
The following sets forth selected data revised for the effects of the 1-for-10 reverse stock split:

	Year Ended December 31,
	2024	2023		2022
	(in thousands, except per share amounts)
Statements of Operations Data:
Net income (loss) attributable to common stockholders	$(82,522)	$(193,693)		$(153,204)
Net income (loss) per share - basic	$(17.54)	$(56.11)	(1)	$(44.61)	(1)
Weighted average common shares outstanding - basic	4,706	3,452	(1)	3,434	(1)
Net income (loss) per share - diluted	$(17.54)	$(56.11)	(1)	$(44.61)	(1)
Weighted average common shares outstanding - diluted	4,706	3,452	(1)	3,434	(1)
____________________
(1)Amounts revised for the effects of the 1-for-10 reverse stock splits.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2024, the Company held cash and cash equivalents of $112.9 million and restricted cash of $107.6 million (including amounts held for sale), the vast majority of which is comprised of lender and manager-held reserves. As of December 31, 2024, $21.6 million (including amounts held for sale) was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At December 31, 2024, our net debt to gross assets was 69.5%.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At December 31, 2024, 12 of our hotels were in cash traps and approximately $2.6 million of our restricted cash was subject to these cash traps.

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
Our estimated future obligations as of December 31, 2024 include both current and long-term obligations. With respect to our indebtedness, as discussed in note 7 to our consolidated financial statements, we have current obligations of $2.1 billion and long-term obligations of $577.7 million. As of December 31, 2024, we have $1.8 billion of mortgage loans that have final maturities in 2025. We hold extension options for the remaining mortgage loans due in the next twelve months. Additionally, we have amortization payments of approximately $133,000 due in the next twelve months. Subsequent to December 31, 2024, we refinanced four mortgage loans with outstanding loan balances of approximately $438.7 million and amended a mortgage loan with an outstanding balance of approximately $12.3 million that had final maturities in 2025. Additionally we paid the Oaktree term loan in full including the $30 million exit fee.
As discussed in note 19 to our consolidated financial statements, under our operating and finance leases we have current obligations of $7.2 million and long-term obligations of $704.1 million. Additionally, we have short-term capital commitments of $43.1 million.

Debt Transactions
The Company continues to work with the lender of the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender, and the Company anticipates that transfer could occur in 2025. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties securing the KEYS A and KEYS B loan pools have been transferred to a court-appointed receiver. Below is a summary of the hotel properties securing the KEYS Pool A loan and KEYS Pool B loan:
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
Subsequent to March 31, 2024, we recognized an additional gain of $33.3 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The additional gain primarily represents the additional accrued interest expense recorded through December 31, 2024. In total for the year ended December 31, 2024 we recognized a gain of $167.2 million. The KEYS Pool A and the KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third party purchaser. As a result the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel.
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
On May 30, 2024, the Company sold the Courtyard Manchester in Manchester, Connecticut for $8.0 million in cash. The Company also repaid the mortgage loan with an outstanding balance of $5.5 million secured by the hotel property.
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
On November 7, 2024, the Company refinanced its mortgage loan secured by the Marriott Crystal Gateway Hotel located in Arlington, Virginia, which had a final maturity date in November 2026. The new, non-recourse mortgage loan totals $121.5 million and has a three-year initial term with two one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 4.75%. The refinancing resulted in approximately $31 million of excess proceeds that was used to pay down the Oaktree term loan.
On November 8, 2024, the Company entered into a 90-day forbearance agreement for its $409.8 million mortgage loan with a final maturity of November 9, 2024 and secured by 17 hotel properties. That forbearance period was subsequently extended until April 2025. The Company is in active discussions with the lender regarding a multi-year extension of the mortgage loan.
On February 12, 2025, the Company closed on a $580 million refinancing secured by 16 hotels. The financing includes the hotels that were previously part of the Company’s KEYS Pool C Loan, KEYS Pool D Loan, KEYS Pool E Loan, and the BAML Pool 3 Loan, together with the Westin Princeton. The previous loans had a combined outstanding loan balance of approximately $438.7 million. The new financing is non-recourse, has a two-year term with three one-year extension options, subject to the satisfaction of certain conditions, and bears interest at a floating interest rate of SOFR + 4.37%. The Company used approximately $72 million of the excess proceeds to completely pay off the remaining balance on the Oaktree Credit Agreement, including the $30.0 million exit fee.
On February 24, 2025, the Company amended its mortgage loan secured by the 141-room Hotel Indigo Atlanta Midtown in Atlanta, Georgia. Terms of the amendment included extending the current maturity date to February 2026, reducing the interest rate to SOFR + 2.75% and adding one one-year extension option, subject to satisfaction of certain conditions.
On March 6, 2025, the $22.1 million non-recourse mortgage loan secured by the Hilton Scotts Valley reached final maturity and was not repaid resulting in default. The Company is in active discussions with the lender regarding a multi-year extension of the mortgage loan.
Equity Transactions
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of March 19, 2025, the Company has issued approximately 7.4 million shares (exclusive of the dividend reinvestment plan shares) of Series J Preferred Stock and received net proceeds of approximately $166.8 million and approximately 720,000 shares (exclusive of the dividend reinvestment plan shares) of Series K Preferred Stock and received net proceeds of approximately $17.5 million. On December 3, 2024, the Company announced the closing on March 31, 2025, of its Series J and Series K non-traded preferred stock offering.
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
On April 11, 2022, the Company entered into the Virtu Equity Distribution Agreement with Virtu, to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of March 19, 2025, the Company has issued approximately 813,000 shares of common stock for gross proceeds of approximately $10.9 million under the Virtu Equity Distribution Agreement.

On December 13, 2024, the Company filed an initial registration statement on Form S-11 with the SEC, as amended on January 23, 2025, related to the Company’s non-traded Series L Preferred Stock and Series M Preferred Stock. The registration statement was declared effective by the SEC on February 7, 2025, and contemplates the offering of up to (i) 8.4 million shares of Series L Preferred Stock and 3.6 million shares of Series M Preferred Stock in a primary offering and (ii) 2.8 million shares of Series L Preferred Stock and 1.2 million shares of Series M Preferred Stock pursuant to a dividend reinvestment plan. On February 7, 2025, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of March 19, 2025, no shares of Series L Preferred Stock or Series M Preferred Stock have been issued.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(23.6) million and $14.4 million for the years ended December 31, 2024 and 2023, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations, our hotel dispositions and derecognized assets, as well as the timing of collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2024, net cash flows provided by investing activities were $191.3 million. Cash inflows consisted of $300.0 million of net proceeds from the disposition of assets and hotel properties, repayments of a note receivable of $2.5 million and $1.5 million from property insurance proceeds, partially offset by cash outflows of $108.0 million for capital improvements made to various hotel properties and $4.5 million from the issuance of a note receivable.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2024, net cash flows used in financing activities were $258.8 million. Cash outflows primarily consisted of $388.3 million for repayments of indebtedness, $20.9 million for payments of loan costs and exit fees, $20.4 million of payments for preferred dividends, $16.3 million of payments for derivatives and distributions to a non-controlling interest in a consolidated entity of $2.5 million, partially offset by $63.8 million of borrowing on indebtedness, $84.8 million of net proceeds from preferred stock offerings, $8.8 million of net proceeds from common stock offerings, proceeds of $27.8 million from counterparties from in-the-money interest rate caps and contributions of $4.9 million from a non-controlling interest in a consolidated entity.
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
On December 10, 2024, our board of directors reviewed and approved our 2025 dividend policy. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2025 and expect to pay dividends on our outstanding preferred stock during 2025. Our board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. We may pay dividends in excess of our cash flow.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded a $59.3 million impairment charge for the year ended December 31, 2024 and no impairment charges for the years ended December 31, 2023 and 2022. See note 5 to our consolidated financial statements.
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
At December 31, 2024 and 2023, we recorded a valuation allowance of $37.6 million and $29.3 million, respectively on the net deferred tax assets of our taxable REIT subsidiaries. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities.
At December 31, 2024, we had TRS NOLs for U.S. federal income tax purposes of $139.4 million, however $83.6 million of our NOLs are subject to limitation in the amount of approximately $7.3 million per year through 2025, and $1.2 million per year thereafter under Section 382 of the Internal Revenue Code. NOLs become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code. The remaining $55.8 million of our TRS NOLs are not subject to the limitations of Section 382. In total $3.0 million of our TRS NOLs are subject to expiration and will begin to expire in 2025. The remainder was generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act. At December 31, 2024, we had NOLs for U.S. federal income tax purposes of $1.4 billion based on the latest filed tax returns. Utilization of the REIT NOLs subject to Section 382 are limited to approximately $37.2 million per year through 2025, and $9.4 million per year thereafter. $424.6 million of our net operating loss carryforwards will begin to expire in 2029 and are available to offset future taxable income, if any, through 2036. The remainder were generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted the standard effective for the year ended December 31, 2024. See note 24 to our consolidated financial statements.
RECENTLY ISSUED ACCOUNTING STANDARDS
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
In January 2025, the FASB issued ASU 2025-01 which amends the effective date of the new disaggregation of income statement expenses standard to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after Dec. 15, 2026, and interim periods within annual reporting periods beginning after Dec. 15, 2027. Early adoption is still permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
NON-GAAP FINANCIAL MEASURES
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of discounts and loan costs, net, income taxes, depreciation and amortization, as adjusted to reflect only the Company’s portion of EBITDA of unconsolidated entities. In addition, we exclude impairment on real estate, gain/loss on consolidation of VIE and disposition of assets and hotel properties, gain/loss on derecognition of assets and gain/loss of unconsolidated entities to calculate EBITDAre, as defined by NAREIT.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(65,011)	$(180,734)	$(141,058)
Interest expense and amortization of discounts and loan costs	273,359	326,970	207,916
Interest expense associated with hotels in receivership	45,592	39,178	19,079
Depreciation and amortization	152,776	187,807	201,797
Income tax expense (benefit)	997	900	6,336
Equity in (earnings) loss of unconsolidated entities	2,370	1,134	804
Company’s portion of EBITDA of unconsolidated entities	436	231	(674)
EBITDA	410,519	375,486	294,200
Impairment charges on real estate	59,331	—	—
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(94,406)	(11,488)	(300)
Gain (loss) on derecognition of assets	(167,177)	—	—
EBITDAre	208,267	363,998	293,900
Amortization of unfavorable contract liabilities	(122)	(15)	181
Transaction and conversion costs	10,809	3,856	(2,300)
Write-off of premiums, loan costs and exit fees	5,245	3,469	3,536
Realized and unrealized (gain) loss on derivatives	6,480	2,200	(10,781)
Stock/unit-based compensation	2,097	4,027	5,998
Legal, advisory and settlement costs	3,230	1,181	1,936
Other (income) expense, net	(108)	(310)	(4,797)
(Gain) loss on insurance settlements	(73)	(505)	(342)
(Gain) loss on extinguishment of debt	(2,774)	(53,386)	—
Severance	2,824	—	—
Company’s portion of adjustments to EBITDAre of unconsolidated entities	6	2	16
Adjusted EBITDAre	$235,881	$324,517	$287,347

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on consolidation of VIE and disposition of assets and hotel properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, stock/unit-based compensation, gains/losses on insurance settlements and non-cash items such as deemed dividends on redeemable preferred stock, amortization of loan costs, amortization of credit facility exit fee, default interest and late fees, unrealized gains/losses on derivative instruments, gains/losses on extinguishment of debt and preferred stock, severance, and interest expense associated with hotels in receivership and our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than we do. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(65,011)	$(180,734)	$(141,058)
(Income) loss attributable to noncontrolling interest in consolidated entities	4,028	6	—
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	683	2,239	1,233
Preferred dividends	(22,686)	(15,921)	(12,433)
Deemed dividends on redeemable preferred stock	(2,906)	(2,673)	(946)
Gain (loss) on extinguishment of preferred stock	3,370	3,390	—
Net income (loss) attributable to common stockholders	(82,522)	(193,693)	(153,204)
Depreciation and amortization of real estate	152,776	187,807	201,797
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(94,406)	(11,488)	(300)
(Gain) loss on derecognition of assets	(167,177)	—	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(683)	(2,239)	(1,233)
Equity in (earnings) loss of unconsolidated entities	2,370	1,134	804
Impairment charges on real estate	59,331	—	—
Company’s portion of FFO of unconsolidated entities	(932)	(668)	(771)
FFO available to common stockholders and OP unitholders	(131,243)	(19,147)	47,093
Deemed dividends on redeemable preferred stock	2,906	2,673	946
(Gain) loss on extinguishment of preferred stock	(3,370)	(3,390)	—
Transaction and conversion costs	10,809	3,856	(2,300)
Write-off of premiums, loan costs and exit fees	5,245	3,469	3,536
Unrealized (gain) loss on derivatives	32,790	44,041	(10,781)
Stock/unit-based compensation	2,097	4,027	5,998
Legal, advisory and settlement costs	3,230	1,181	1,936
Other (income) expense, net	(108)	(310)	(412)
Amortization of term loan exit fee	844	18,616	11,948
Amortization of loan costs	13,591	12,735	9,672
(Gain) loss on insurance settlements	(73)	(505)	(342)
(Gain) loss on extinguishment of debt	(2,774)	(53,386)	—
Interest expense associated with hotels in receivership	40,045	—	—
Severance	2,824	—	—
Default interest and late fees	—	12,553	—
Company’s portion of adjustments to FFO of unconsolidated entities	125	2	16
Adjusted FFO available to common stockholders and OP unitholders	$(23,062)	$26,415	$67,310

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2024, our total indebtedness of $2.7 billion included $2.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2024 would be approximately $6.4 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $159.6 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed at December 31, 2024, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and schedule in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Investments in Hotel Properties

At December 31, 2024, the Company’s consolidated investments in hotel properties, net, totaled $2.3 billion. As described in Notes 2 and 5 to the consolidated financial statements, the hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of a hotel property is measured by comparison of the carrying amount of the hotel to its estimated future undiscounted cash flows. If the Company’s analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value. For the year ended December 31, 2024, the Company recorded impairment charges of $59.3 million.

We identified the measurement of certain investments in hotel properties for impairment as a critical audit matter. For investments in hotel properties where the recoverability analysis indicated the carrying value of the hotels was not recoverable, an increased level of management judgment was required in the determination of certain assumptions used to estimate the fair value of the hotels, including forecasted rooms revenue and capital expenditures, as well as the discount rates and terminal capitalization rates. Auditing these judgments was especially challenging due to the nature, extent and specialized skill or knowledge required to address these matters.

The primary procedures we performed to address the critical audit matter utilized valuation professionals with specialized skill or knowledge, who assisted in:

•Evaluating the rooms revenue assumption utilized in developing the fair value estimate for certain hotels by comparing to independent market data.
•Evaluating the capital expenditures assumptions utilized in developing the fair value estimate for certain hotels by comparing to published external industry data.
•Evaluating the discount rates and terminal capitalization rates utilized in developing the fair value estimate for certain hotels by comparing to comparable market transaction details.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 21, 2025

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Investments in hotel properties, gross ($159,378 and $147,664 attributable to VIEs)	$3,350,086	$4,245,264
Accumulated depreciation ($(30,365) and $(24,726) attributable to VIEs)	(1,030,879)	(1,293,332)
Investments in hotel properties, net ($129,012 and $122,938 attributable to VIEs)	2,319,207	2,951,932
Contract asset	366,671	—
Cash and cash equivalents ($7,286 and $2,363 attributable to VIEs)	112,907	165,231
Restricted cash ($3,430 and $17,346 attributable to VIEs)	99,695	146,079
Accounts receivable ($614 and $271 attributable to VIEs), net of allowance of $435 and $1,214, respectively	35,579	45,521
Inventories ($57 and $5 attributable to VIEs)	3,631	3,679
Notes receivable, net	10,565	7,369
Investments in unconsolidated entities	7,590	9,960
Deferred costs, net ($181 and $218 attributable to VIEs)	1,788	1,808
Prepaid expenses ($430 and $651 attributable to VIEs)	11,667	12,806
Derivative assets	2,594	13,696
Operating lease right-of-use assets	43,780	44,047
Other assets ($2,660 and $1,433 attributable to VIEs)	26,680	25,309
Intangible assets	797	797
Due from third-party hotel managers	21,206	21,664
Assets held for sale	96,628	12,383
Total assets	$3,160,985	$3,462,281
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($65,548 and $70,073 attributable to VIEs)	$2,629,289	$3,040,951
Debt associated with hotels in receivership	314,640	355,120
Finance lease liability	17,992	18,469
Other finance liability ($27,058 and $26,858 attributable to VIEs)	27,058	26,858
Accounts payable and accrued expenses ($19,963 and $14,405 attributable to VIEs)	137,506	129,323
Accrued interest payable ($230 and $241 attributable to VIEs)	10,212	12,985
Accrued interest associated with hotels in receivership	52,031	14,024
Dividends and distributions payable ($1 and $147 attributable to VIEs)	3,952	3,566
Due to Ashford Inc., net ($5,997 and $1,396 attributable to VIEs)	25,635	13,261
Due to related parties, net ($113 and $123 attributable to VIEs)	2,850	5,874
Due to third-party hotel managers ($22 and $110 attributable to VIEs)	1,145	1,193
Intangible liabilities, net	1,981	2,017
Operating lease liabilities	44,369	44,765
Other liabilities ($1,726 and $0 attributable to VIEs)	4,972	3,499
Liabilities related to assets held for sale	99,139	14,653
Total liabilities	3,372,771	3,686,558
Commitments and contingencies (note 18)
Redeemable noncontrolling interests in operating partnership	22,509	22,007
Series J Redeemable Preferred Stock, $0.01 par value, 6,799,638 and 3,475,318 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	156,671	79,975
Series K Redeemable Preferred Stock, $0.01 par value, 601,175 and 194,193 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	14,869	4,783
Equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,111,127 and 1,159,927 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	11	12
Series F Cumulative Preferred Stock, 1,037,044 and 1,175,344 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	10	11
Series G Cumulative Preferred Stock, 1,470,948 and 1,531,996 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	15	15
Series H Cumulative Preferred Stock, 1,037,956 and 1,170,325 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	10	12
Series I Cumulative Preferred Stock, 1,034,303 and 1,160,923 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	11	12
Common stock, $0.01 par value, 400,000,000 shares authorized, 5,636,595 and 3,742,205 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	56	37
Additional paid-in capital	2,392,518	2,383,312
Accumulated deficit	(2,811,868)	(2,729,312)
Total stockholders’ equity (deficit) of the Company	(419,237)	(345,901)
Noncontrolling interest in consolidated entities	13,402	14,859
Total equity (deficit)	(405,835)	(331,042)
Total liabilities and equity/deficit	$3,160,985	$3,462,281
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Rooms	$889,753	$1,059,155	$974,002
Food and beverage	212,581	232,829	196,663
Other hotel revenue	67,800	72,748	67,310
Total hotel revenue	1,170,134	1,364,732	1,237,975
Other	2,325	2,801	2,884
Total revenue	1,172,459	1,367,533	1,240,859
EXPENSES
Hotel operating expenses:
Rooms	209,569	249,434	229,115
Food and beverage	145,304	161,300	140,775
Other expenses	418,077	464,058	421,056
Management fees	42,406	50,645	45,047
Total hotel expenses	815,356	925,437	835,993
Property taxes, insurance and other	64,103	70,226	67,338
Depreciation and amortization	152,776	187,807	201,797
Impairment charges	59,331	—	—
Advisory services fee	58,606	48,927	49,897
Corporate, general and administrative	24,662	16,181	9,879
Total operating expenses	1,174,834	1,248,578	1,164,904
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	94,406	11,488	300
Gain (loss) on derecognition of assets	167,177	—	—
OPERATING INCOME (LOSS)	259,208	130,443	76,255
Equity in earnings (loss) of unconsolidated entities	(2,370)	(1,134)	(804)
Interest income	6,942	8,978	4,777
Other income (expense)	108	310	415
Interest expense and amortization of discounts and loan costs	(273,359)	(326,970)	(207,916)
Interest expense associated with hotels in receivership	(45,592)	(39,178)	(19,079)
Write-off of premiums, loan costs and exit fees	(5,245)	(3,469)	(3,536)
Gain (loss) on extinguishment of debt	2,774	53,386	—
Realized and unrealized gain (loss) on derivatives	(6,480)	(2,200)	15,166
INCOME (LOSS) BEFORE INCOME TAXES	(64,014)	(179,834)	(134,722)
Income tax (expense) benefit	(997)	(900)	(6,336)
NET INCOME (LOSS)	(65,011)	(180,734)	(141,058)
(Income) loss attributable to noncontrolling interest in consolidated entities	4,028	6	—
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	683	2,239	1,233
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(60,300)	(178,489)	(139,825)
Preferred dividends	(22,686)	(15,921)	(12,433)
Deemed dividends on redeemable preferred stock	(2,906)	(2,673)	(946)
Gain (loss) on extinguishment of preferred stock	3,370	3,390	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(82,522)	$(193,693)	$(153,204)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(17.54)	$(56.11)	$(44.61)
Weighted average common shares outstanding – basic	4,706	3,452	3,434
Diluted:
Net income (loss) attributable to common stockholders	$(17.54)	$(56.11)	$(44.61)
Weighted average common shares outstanding – diluted	4,706	3,452	3,434
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(65,011)	$(180,734)	$(141,058)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	(65,011)	(180,734)	(141,058)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	4,028	6	—
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	683	2,239	1,233
Comprehensive income (loss) attributable to the Company	$(60,300)	$(178,489)	$(139,825)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2021	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	3,449	$34	$2,380,217	$(2,382,970)	$—	$(2,654)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(4)	—	(323)	—	—	(323)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,826	—	—	3,826
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	5	—	—	—	—	—
Issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(165)	—	—	(165)
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,481)	—	(2,481)
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,307)	—	(2,307)
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,824)	—	(2,824)
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,453)	—	(2,453)
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,349)	—	(2,349)
Dividends declared – preferred stock – Series J ($0.17/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(18)	—	(18)
Dividends declared – preferred stock – Series K ($0.17/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	2,131	—	2,131
Redemption value adjustment - preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(946)	—	(946)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(139,825)	—	(139,825)
Balance at December 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	3,450	$34	$2,383,555	$(2,534,043)	$—	$(150,389)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(3)	—	(83)	—	—	(83)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,319	—	—	2,319
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	12	1	(1)	—	—	—
Redemption of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—	72	—	911	—	—	911
Common stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared - common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,472)	—	(2,472)
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,272)	—	(2,272)
Dividends declared – preferred stock – Series G ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,824)	—	(2,824)
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,389)	—	(2,389)
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,306)	—	(2,306)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($2.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,467)	—	(3,467)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Dividends declared – preferred stock – Series K ($2.05/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(191)	—	(191)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,576)	—	(1,576)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,673)	—	(2,673)
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,905	6,905
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,961	7,961
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Extinguishment of preferred stock	(14)	—	(76)	(1)	—	—	(138)	(1)	(92)	(1)	211	2	(3,389)	3,390	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(178,489)	(6)	(178,495)
Balance at December 31, 2023	1,160	$12	1,175	$11	1,532	$15	1,170	$12	1,161	$12	3,742	$37	$2,383,312	$(2,729,312)	$14,859	$(331,042)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(3)	—	(49)	—	—	(49)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	854	—	92	946
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	56	1	(1)	—	—	—
Issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—	741	7	8,884	—	—	8,891
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,397)	—	(2,397)
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,970)	—	(1,970)
Dividends declared – preferred stock – Series G ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,756)	—	(2,756)
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,001)	—	(2,001)
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,023)	—	(2,023)
Dividends declared – preferred stock – Series J ($2.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,711)	—	(10,711)
Dividends declared – preferred stock – Series K ($2.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(828)	—	(828)
Dividends declared - Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	140	140
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(34)	—	(34)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,906)	—	(2,906)
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,866	4,866
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	326	3	2,891	—	—	2,894
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,512)	(2,512)
Extinguishment of preferred stock	(49)	(1)	(138)	(1)	(61)	—	(132)	(2)	(127)	(1)	775	8	(3,373)	3,370	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,300)	(4,028)	(64,328)
Balance at December 31, 2024	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,637	$56	$2,392,518	$(2,811,868)	$13,402	$(405,835)

	Preferred Stock				Redeemable Noncontrolling Interest in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	—	$—	—	$—	$22,742
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,172
Issuance of restricted shares/units	—	—	—	—	—
Issuances of preferred shares	87	1,078	2	24	—
Costs for issuance of common stock	—	—	—	—	—
Dividends declared - common shares ($3.00/share)	—	—	—	—	—
PSU dividend claw back upon cancellation and forfeiture	—	—	—	—	—
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.17/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.17/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	(2,131)
Redemption value adjustment - preferred stock	—	926	—	20	—
Net income (loss)	—	—	—	—	(1,233)
Balance at December 31, 2022	87	$2,004	2	$44	$21,550
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,708
Issuance of restricted shares/units	—	—	—	—	—
Redemption of preferred shares	—	—	—	—	—
Issuances of preferred shares	3,391	75,502	192	4,613	—
Issuances of common stock, net	—	—	—	—	—
Common stock issuance costs	—	—	—	—	—
Dividends declared - common shares	—	—	—	—	—
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($2.00/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($2.05/share)	—	—	—	—	—
Redemption value adjustment	—	—	—	—	1,576
Redemption value adjustment – preferred stock	—	2,547	—	126	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—
Redemption of preferred stock	(3)	(78)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(588)
Extinguishment of preferred stock	—	—	—	—	—
Net income (loss)	—	—	—	—	(2,239)

	Preferred Stock				Redeemable Noncontrolling Interest in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	3,475	$79,975	194	$4,783	$22,007
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,151
Issuance of restricted shares/units	—	—	—	—	—
Issuances of preferred shares	3,415	76,229	439	10,541	—
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J $2.00/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($2.06/share)	—	—	—	—	—
Dividends declared - Stirling OP	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	34
Redemption value adjustment – preferred stock	—	2,565	—	341	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—
Redemption of preferred stock	(90)	(2,098)	(32)	(796)	—
Distributions to noncontrolling interests	—	—	—	—	—
Extinguishment of preferred stock	—	—	—	—	—
Net income (loss)	—	—	—	—	(683)
Balance at December 31, 2024	6,800	$156,671	601	$14,869	$22,509
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(65,011)	$(180,734)	$(141,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	152,776	187,807	201,797
Impairment charges	59,331	—	—
Amortization of intangibles	(158)	(95)	101
Recognition of deferred income	(271)	(820)	(499)
Bad debt expense	2,254	3,602	3,338
Deferred income tax expense (benefit)	11	(28)	(53)
Equity in (earnings) loss of unconsolidated entities	2,370	1,134	804
(Gain) loss on consolidation of VIE and disposition of assets and hotel properties	(94,406)	(11,488)	(300)
(Gain) loss on derecognition of assets	(167,177)	—	—
(Gain) loss on extinguishment of debt	(2,774)	(53,386)	—
Realized and unrealized (gain) loss on derivatives	6,480	2,200	(15,166)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	19,421	28,203	10,075
Amortization of deferred franchise fees	—	34	—
Write-off of deferred franchise fees	—	20	—
Equity-based compensation	2,097	4,027	5,998
Non-cash interest income	(1,326)	(821)	(380)
Changes in operating assets and liabilities, exclusive of the effect of the consolidation of VIE and disposition of asset and hotel properties and derecognition of assets:
Accounts receivable and inventories	1,641	(7,330)	(16,207)
Prepaid expenses and other assets	(1,714)	(1,648)	(7,501)
Accounts payable and accrued expenses and accrued interest payable	9,305	4,355	(4,656)
Accrued interest associated with hotels in receivership	42,509	14,024	—
Due to/from related parties	(3,037)	11,241	165
Due to/from third-party hotel managers	(1,931)	(789)	4,549
Due to/from Ashford Inc., net	14,253	14,896	(1,804)
Operating lease liabilities	(394)	104	(445)
Operating lease right-of-use assets	387	(111)	473
Other liabilities	1,772	(7)	(7)
Net cash provided by (used in) operating activities	(23,592)	14,390	39,224
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(108,013)	(137,428)	(103,751)
Net proceeds from disposition of assets and hotel properties	300,022	29,214	34,988
Payments for initial franchise fees	(200)	(599)	—
Proceeds from notes receivable	2,512	5,250	4,000
Issuance of note receivable	(4,490)	(6,868)	—
Proceeds from property insurance	1,452	2,478	1,625
Investment in unconsolidated entities	—	—	(9,127)
Net cash acquired in acquisition of leasehold interest	—	—	1,931
Restricted cash received from initial consolidation of VIE	—	18,201	—
Net cash provided by (used in) investing activities	191,283	(89,752)	(70,334)
Cash Flows from Financing Activities
Borrowings on indebtedness	63,793	134,802	1,551
Repayments of indebtedness	(388,339)	(396,947)	(50,902)
Payments for loan costs and exit fees	(20,941)	(13,220)	(3,064)
Payments for dividends and distributions	(20,365)	(14,943)	(12,418)
Purchases of common stock	(49)	(90)	(316)
Redemption of preferred stock	—	(78)	—
Payments for derivatives	(16,286)	(28,256)	(40,119)
Proceeds from derivatives	27,805	59,351	2,911
Proceeds from common stock offerings	8,783	1,031	—
Proceeds from preferred stock offerings	84,843	79,564	1,122
Common stock offering costs	—	—	(273)

	Year Ended December 31,
	2024	2023	2022
Payments on finance lease liabilities	(477)	(249)	—
Issuance of Stirling OP common units	129	—	—
Contributions from noncontrolling interest in consolidated entities	4,866	6,905	—
Distributions to noncontrolling interest in consolidated entities	(2,512)	—	—
Net cash provided by (used in) financing activities	(258,750)	(172,130)	(101,508)
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(91,059)	(247,492)	(132,618)
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	311,534	559,026	691,644
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$220,475	$311,534	$559,026

Supplemental Cash Flow Information
Interest paid	$268,778	$325,420	$218,019
Income taxes paid (refunded)	(287)	(2,644)	11,697

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$15,244	$22,460	$13,341
Non-cash consideration from sale of hotel property	—	—	1,219
Accrued common stock offering costs	12	120	—
Accrued preferred stock offering costs	13	—	21
Acquisition of finance lease asset and liability	—	—	18,847
Non-cash extinguishment of debt	8,881	154,192	—
Non-cash issuance of Stirling OP common units	11	—	—
Non-cash extinguishment of preferred stock	14,581	7,724	—
Issuance of common stock from preferred stock exchanges	8,317	4,334	—
Non-cash preferred stock dividends	1,940	387	1
Unsettled proceeds from derivatives	179	1,674	1,474
Non-cash derecognition of assets	231,645	—	—
Dividends and distributions declared but not paid	3,952	3,566	3,118
Assumption of debt from consolidation of VIE	—	35,052	—
Assumption of other finance liability from consolidation of VIE	—	26,729	—
Acquisition of hotel property from consolidation of VIE	—	61,100	—
Non-cash distributions to non-controlling interest	—	588	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$165,231	$417,064	$592,110
Restricted cash at beginning of period	146,079	141,962	99,534
Cash, cash equivalents and restricted cash at beginning of period	$311,310	$559,026	$691,644
Cash and cash equivalents at beginning of period included in assets held for sale	1	—	—
Restricted cash at beginning of period included in assets held for sale	223	—	—
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	$311,534	$559,026	$691,644

Cash and cash equivalents at end of period	$112,907	$165,231	$417,064
Restricted cash at end of period	99,695	146,079	141,962
Cash, cash equivalents and restricted cash at end of period	$212,602	$311,310	$559,026
Cash and cash equivalents at end of period included in assets held for sale	15	1	—
Restricted cash at end of period included in assets held for sale	7,858	223	—
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$220,475	$311,534	$559,026
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2024, 2023 and 2022

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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2024, we held interests in the following assets:
•68 consolidated operating hotel properties, which represent 17,051 total rooms;
•one consolidated operating hotel property, which represents 188 total rooms through a 29.3% owned investment in a consolidated entity;
•four consolidated operating hotel properties, which represent 405 total rooms owned through a 98.8% ownership interest in Stirling REIT OP, LP (“Stirling OP”), which was formed by Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $7.6 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2024, our 69 operating hotel properties and four Stirling OP hotel properties were leased or owned by our wholly owned or majority owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
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
On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce Managing Member LLC (“815 Commerce MM”), which is developing the Le Meridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. The hotel property is subject to a 99-year lease of the land and building that has been accounted for as a failed sale and leaseback.
In 2023, the Company determined that 815 Commerce MM is a VIE that is not a business. As such, the Company measured and recognized 100% of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of 815 Commerce MM, at fair value. The Company recognized a gain of $1.1 million that represented the difference between the fair value of the assets and liabilities recognized, the fair value of the non-controlling interest and the previous carrying value of the Company’s investment in 815 Commerce MM. The gain is included in “gain (loss) on consolidation of VIE and disposition of assets” in the consolidated statements of operations.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding periods, and expected useful lives. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded impairment charges of $59.3 million, $0, and $0 for the years ended December 31, 2024, 2023, and 2022, respectively. See note 5.
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
Investments in Unconsolidated Entities—As of December 31, 2024, we held a 15.1% ownership interest in OpenKey and an investment in an entity that owns two resorts in Napa, CA, which are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. See note 6.
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
Impairment of Notes Receivable—We review notes receivable for impairment each reporting period. The impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and is required to record a credit loss expense (or reversal) in each reporting period. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022.
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
Due to/from Ashford Inc.—Due to/from Ashford Inc. represents current receivables and payables resulting from the advisory services fee, including reimbursable expenses as well as other hotel products and services. Due to/from Ashford Inc. is generally settled within a period not exceeding one year with the exception of payables to Ashford Inc. from Stirling OP for start up and organization costs that are payable over the period of 120 months beginning January 1, 2026.

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
The noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and 1.20% in Stirling OP as of December 31, 2024.
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
Revenue Recognition—Rooms revenue represents revenue from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation. Our advance deposit balance as of December 31, 2024 and 2023 was $25.3 million and $19.0 million, respectively, and are generally recognized as revenue within a one-year period. These are included in “accounts payable and accrued expenses” on the consolidated balance sheets.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2024, 2023 and 2022, we incurred advertising costs of $10.4 million, $11.1 million and $10.1 million, respectively. Advertising costs are included in “other” hotel expenses in the accompanying consolidated statements of operations.

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
The “Income Taxes” topic of the ASC issued by the Financial Accounting Standards Board (“FASB”) which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Adopted Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We adopted the standard effective for the year ended December 31, 2024. See note 24.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Standards—In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
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
In January 2025, the FASB issued ASU 2025-01 which amends the effective date of the new disaggregation of income statement expenses standard to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after Dec. 15, 2026, and interim periods within annual reporting periods beginning after Dec. 15, 2027. Early adoption is still permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
Reclassification—Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$55,022	$16,187	$4,106	$—	$75,315
Boston, MA Area	1	25,721	2,369	1,890	—	29,980
Dallas / Ft. Worth Area	5	53,025	15,132	3,808	—	71,965
Houston, TX Area	3	27,193	9,355	1,037	—	37,585
Los Angeles, CA Metro Area	4	70,594	18,130	5,408	—	94,132
Miami, FL Metro Area	2	25,539	10,167	1,557	—	37,263
Minneapolis - St. Paul, MN - WI Area	2	13,678	4,618	546	—	18,842
Nashville, TN Area	1	55,203	29,182	5,190	—	89,575
New York / New Jersey Metro Area	4	41,012	14,953	2,141	—	58,106
Orlando, FL Area	2	23,442	1,458	2,256	—	27,156
Philadelphia, PA Area	1	11,096	874	932	—	12,902
San Diego, CA Area	2	23,336	1,622	1,591	—	26,549
San Francisco - Oakland, CA Metro Area	3	37,914	5,445	1,565	—	44,924
Tampa, FL Area	2	30,096	7,024	2,044	—	39,164
Washington D.C. - MD - VA Area	9	133,045	26,844	9,916	—	169,805
Other Areas	26	231,342	44,113	20,258	—	295,713
Disposed properties	22	32,495	5,108	3,555	—	41,158
Corporate	—	—	—	—	2,325	2,325
Total	95	$889,753	$212,581	$67,800	$2,325	$1,172,459

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$57,139	$16,412	$3,562	$—	$77,113
Boston, MA Area	1	24,149	2,152	1,744	—	28,045
Dallas / Ft. Worth Area	5	51,384	15,630	3,575	—	70,589
Houston, TX Area	3	27,082	10,406	855	—	38,343
Los Angeles, CA Metro Area	2	70,881	17,855	4,063	—	92,799
Miami, FL Metro Area	2	24,919	8,802	1,141	—	34,862
Minneapolis - St. Paul, MN - WI Area	1	14,024	4,997	718	—	19,739
Nashville, TN Area	4	56,640	28,506	3,678	—	88,824
New York / New Jersey Metro Area	2	40,796	15,364	2,275	—	58,435
Orlando, FL Area	1	23,168	1,621	2,023	—	26,812
Philadelphia, PA Area	2	11,609	1,092	855	—	13,556
San Diego, CA Area	2	21,510	1,325	1,402	—	24,237
San Francisco - Oakland, CA Metro Area	3	35,816	5,144	1,346	—	42,306
Tampa, FL Area	2	29,571	7,371	1,938	—	38,880
Washington D.C. - MD - VA Area	9	128,047	26,112	8,655	—	162,814
Other Areas	26	229,430	42,851	18,147	—	290,428
Disposed properties (1)	29	212,990	27,189	16,771	—	256,950
Corporate	—	—	—	—	2,801	2,801
Total	100	$1,059,155	$232,829	$72,748	$2,801	$1,367,533

	Year Ended December 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$43,996	$12,848	$2,463	$—	$59,307
Boston, MA Area	1	19,449	2,462	1,591	—	23,502
Dallas / Ft. Worth Area	5	45,799	12,282	3,161	—	61,242
Houston, TX Area	3	23,864	7,576	828	—	32,268
Los Angeles, CA Metro Area	4	64,636	13,615	3,984	—	82,235
Miami, FL Metro Area	2	25,387	8,225	862	—	34,474
Minneapolis - St. Paul, MN - WI Area	2	12,140	3,806	445	—	16,391
Nashville, TN Area	1	52,786	24,163	4,445	—	81,394
New York / New Jersey Metro Area	4	35,384	12,525	1,983	—	49,892
Orlando, FL Area	2	22,811	1,512	1,801	—	26,124
Philadelphia, PA Area	1	11,611	954	528	—	13,093
San Diego, CA Area	2	19,667	934	1,276	—	21,877
San Francisco - Oakland, CA Metro Area	3	32,580	4,089	1,366	—	38,035
Tampa, FL Area	2	26,182	6,528	1,299	—	34,009
Washington D.C. - MD - VA Area	9	108,119	20,786	8,049	—	136,954
Other Areas	26	224,243	39,012	16,449	—	279,704
Disposed properties (1)	28	205,348	25,346	16,780	—	247,474
Corporate	—	—	—	—	2,884	2,884
Total	101	$974,002	$196,663	$67,310	$2,884	$1,240,859
___________________________
(1)    Includes WorldQuest Resort that was sold on August 1, 2023. See note 5.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$437,567	$605,509
Buildings and improvements	2,700,234	3,331,645
Furniture, fixtures and equipment	171,762	175,991
Construction in progress	23,254	114,850
Hilton Marietta finance lease	17,269	17,269
Total cost	3,350,086	4,245,264
Accumulated depreciation	(1,030,879)	(1,293,332)
Investments in hotel properties, net	$2,319,207	$2,951,932
For the years ended December 31, 2024, 2023 and 2022, we recognized depreciation expense of $152.5 million, $187.4 million and $201.4 million, respectively.
5. Dispositions, Impairment Charges and Assets Held For Sale
Dispositions
On March 1, 2024, the Company received notice that the hotel properties securing the KEYS Pool A and KEYS Pool B loans have been transferred to a court-appointed receiver.
We derecognized the hotel properties securing the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet as of March 1, 2024, when the receiver took control of the hotels, and accordingly recognized a gain of $133.9 million which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations. Subsequent to March 31, 2024, we recognized an additional gain of $33.3 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The additional gain primarily represents the additional accrued interest expense recorded through December 31, 2024. In total for the year ended December 31, 2024 we recognized a gain of $167.2 million. The KEYS Pool A and the KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed upon and sold at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced by $45.0 million for the amounts attributable to each hotel.
On March 6, 2024, the Company sold the Residence Inn Salt Lake City in Salt Lake City, Utah for $19.2 million in cash. The sale resulted in a gain of approximately $6.9 million for the year ended December 31, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On April 9, 2024, the Company sold the Hilton Boston Back Bay in Boston, Massachusetts for $171 million in cash. The sale resulted in a gain of approximately $129,000 for the year ended December 31, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On April 23, 2024, the Company sold the Hampton Inn Lawrenceville in Lawrenceville, Georgia for $8.1 million in cash. The sale resulted in a gain of approximately $4.8 million for the year ended December 31, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On May 30, 2024, the Company sold the Courtyard Manchester in Manchester, Connecticut for $8.0 million in cash. The sale resulted in a gain of approximately $2.1 million for the year ended December 31, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 10, 2024, the Company sold the SpringHill Suites Kennesaw and Fairfield Inn Kennesaw in Kennesaw, Georgia for $17.5 million in cash. The sales resulted in a gain of approximately $9.6 million for the year ended December 31, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
On June 27, 2024, the Company sold the One Ocean Resort and Spa in Atlantic Beach, Florida for $87.0 million in cash. The sale resulted in a gain of approximately $70.9 million for the year ended December 31, 2024, which was included in “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the consolidated statements of operations. See note 7.
In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton hotel in Fort Worth, Texas, which secured the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024 and resulted in a gain on extinguishment of debt of approximately $2.6 million for the year ended December 31, 2024, which was included in “gain (loss) on extinguishment of debt” in the consolidated statement of operations.
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
On June 9, 2023 the Company received a 30 day extension to satisfy the extension conditions in order to negotiate modifications to the KEYS pool F extension test. On July 7, 2023, the Company elected not to make the required paydown to extend its KEYS pool F loan thereby defaulting on such loan. The KEYS pool F loan had a $215.1 million debt balance and was secured by Embassy Suites Flagstaff, Embassy Suites Walnut Creek, Marriott Bridgewater, Marriott Research Triangle, and the W Atlanta Downtown.
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
On September 1, 2022, the Company sold the Sheraton in Ann Arbor, MI (“Sheraton Ann Arbor”) for total consideration of approximately $35.7 million, which included cash of $34.5 million and an interest-free receivable with an estimated fair value of $1.2 million and a face value of $1.5 million. The payment of the $1.5 million was deferred until the last day of the twenty-fourth month following the closing date. The sale resulted in a loss of approximately $1,000 for the year ended December 31, 2022, which was included in “gain (loss) on consolidation of VIE and disposition of assets” in the consolidated statement of operations. The Company also repaid the $30.0 million mortgage loan secured by the hotel property. See note 7.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The results of operations for these hotel properties are included in net income (loss) through the date of disposition for the years ended December 31, 2024, 2023 and 2022. The following table includes condensed financial information from these hotel property dispositions that occurred for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total hotel revenue	$41,158	$256,951	$247,474
Total hotel operating expenses	(31,187)	(176,422)	(169,716)
Property taxes, insurance and other	(2,901)	(14,641)	(14,811)
Depreciation and amortization	(3,937)	(35,202)	(39,988)
Total operating expenses	(38,025)	(226,265)	(224,515)
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	94,406	10,279	(1)
Gain (loss) on derecognition of assets	167,178	—	—
Operating income (loss)	264,717	40,965	22,958
Interest income	43	227	52
Interest expense and amortization of discounts and loan costs	(5,993)	(36,885)	(25,460)
Interest expense associated with hotels in receivership	(45,592)	(39,178)	(19,079)
Write-off of premiums, loan costs and exit fees	(838)	(592)	(272)
Gain (loss) on extinguishment of debt	2,774	53,386	—
Income (loss) before income taxes	215,111	17,923	(21,801)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(2,528)	(206)	173
Net income (loss) attributable to the Company	$212,583	$17,717	$(21,628)
Impairment Charges
For the year ended December 31, 2024, we recorded impairment charges of $59.3 million. We recorded impairment charges of $35.9 million at the Costa Mesa Hilton and $23.4 million at Embassy Suites Portland as a result of reduced estimated cash flows resulting from changes to the expected holding periods of these hotel properties. The impairment charges were based on methodologies which include the development of the discounted cash flow method of the income approach with support based on the market approach, which are considered Level 3 valuation techniques. During the years ended December 31, 2023 and 2022, no impairment charges were recorded.
The following table presents our hotel property measured at fair value as a result of the aforementioned impairment charges aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at December 31, 2024, and the related impairment charge recorded (in thousands):

	Fair Value as of December 31, 2024				Year Ended December 31, 2024
	Level 1	Level 2	Level 3	Total	Impairment Charges
Hilton Costa Mesa	$—	$—	$30,000	$30,000	$35,908	(1)
Embassy Suites Portland	$—	$—	$25,000	$25,000	$23,423	(1)
_____________________________
(1)    The impairment charges were based on the estimated fair value of each applicable hotel property and were recorded during the year ended December 31, 2024.
Assets Held For Sale
On November 27, 2024, the Company entered into a purchase and sale agreement for the Courtyard Boston Downtown in Boston, Massachusetts. As of December 31, 2024, the Courtyard Boston Downtown was classified as held for sale. Depreciation and amortization ceased as of the date the asset was deemed held for sale. Since the sale of this hotel does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. The Courtyard Boston Downtown sale closed on January 14, 2025. See note 25.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at December 31, 2024 were as follows:

December 31, 2024
Assets
Investments in hotel properties, gross	$110,295
Accumulated depreciation	(23,173)
Investments in hotel properties, net	87,122
Cash and cash equivalents	15
Restricted cash	7,858
Accounts receivable, net	652
Prepaid expenses	290
Other assets	293
Due from third-party hotel managers	398
Assets held for sale	$96,628

Liabilities
Indebtedness, net	$97,368
Accounts payable and accrued expenses	1,389
Accrued interest	364
Due to Ashford Inc., net	18
Liabilities related to assets held for sale	$99,139
6. Investments in Unconsolidated Entities
OpenKey, which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of December 31, 2024, the Company has made investments in OpenKey totaling approximately $5.5 million.
We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. We recorded an impairment charge of approximately $1.0 million for the year ended December 31, 2024. No such impairment was recorded for the years ended December 31, 2023 and 2022.
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
The following table summarizes our carrying value and ownership interest in unconsolidated entities:

	December 31, 2024	December 31, 2023
Carrying value of the investment in OpenKey (in thousands)	$—	$1,575
Ownership interest in OpenKey	15.1%	15.1%
Carrying value of the Meritage Investment (in thousands)	$7,590	$8,385
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Year Ended December 31,
	2024	2023	2022
OpenKey	$(566)	$(528)	$(668)
Meritage Investment	(795)	(606)	(136)
	$(1,361)	$(1,134)	$(804)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

						December 31, 2024		December 31, 2023
Indebtedness	Collateral		Maturity	Interest Rate		Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (2)	1	hotel	May 2024		4.99%	$—	$—	$5,613	$5,813
Mortgage loan (3)	1	hotel	June 2024	SOFR(1) +	2.00%	—	—	8,881	6,334
Mortgage loan (4)	2	hotels	August 2024		4.85%	—	—	10,945	7,831
Mortgage loan (5)	1	hotel	November 2024	SOFR(1) +	4.76%	—	—	86,000	81,104
Mortgage loan (6)	17	hotels	February 2025	SOFR(1) +	3.39%	409,750	232,485	409,750	225,466
Mortgage loan (7)	1	hotel	February 2025	SOFR(1) +	2.85%	12,330	21,565	13,759	22,473
Mortgage loan (8)(22)	2	hotels	February 2025		4.45%	25,882	38,627	45,792	53,207
Mortgage loan (9)	8	hotels	February 2025	SOFR(1) +	3.28%	325,000	235,655	345,000	298,826
Mortgage loan	1	hotel	March 2025		4.66%	22,132	40,276	22,742	42,292
Mortgage loan (10)	2	hotels	March 2025	SOFR(1) +	2.80%	—	—	240,000	201,279
Mortgage loan (11)	19	hotels	April 2025	SOFR(1) +	3.51%	862,027	881,867	862,027	907,476
Mortgage loan (12)(22)	4	hotels	June 2025	SOFR(1) +	4.03%	143,877	122,603	143,877	127,829
Mortgage loan (13)(22)	4	hotels	June 2025	SOFR(1) +	4.29%	159,424	62,801	237,061	77,978
Mortgage loan (14)(22)	5	hotels	June 2025	SOFR(1) +	3.02%	109,473	151,592	119,003	158,702
Mortgage loan (15)	1	hotel	August 2025	SOFR(1) +	3.91%	—	—	98,000	167,176
Mortgage loan (16)	1	hotel	December 2025	SOFR(1) +	4.00%	37,000	63,633	37,000	59,352
Term loan (17)	Equity		January 2026		14.00%	44,722	—	183,082	—
Mortgage loan (18)	2	hotels	May 2026	SOFR(1) +	4.00%	98,450	139,244	98,450	143,710
Mortgage loan (10)	1	hotel	May 2026	SOFR(1) +	3.98%	267,200	148,488	—	—
Mortgage loan (5)	1	hotel	November 2027	SOFR(1) +	4.75%	121,500	77,165	—	—
Mortgage loan (19)	4	hotels	December 2028		8.51%	30,200	35,792	30,200	35,580
Environmental loan (20)	1	hotel	April 2024		10.00%	—	—	571	—
Bridge loan (20)(21)	1	hotel	February 2025		7.75%	20,898	—	19,889	—
TIF Loan (20)	1	hotel	August 2025		8.25%	—	—	5,609	—
Construction loan (20)	1	hotel	May 2033		11.26%	15,785	93,219	15,494	87,358
Total indebtedness						$2,705,650	$2,345,012	$3,038,745	$2,709,786
Premiums (discounts), net						331		(606)
Capitalized default interest and late charges						36		396
Deferred loan costs, net						(8,459)		(6,914)
Embedded debt derivative						29,099		23,696
Indebtedness, net						$2,726,657		$3,055,317
Indebtedness related to assets held for sale(8)	1	hotel	February 2025		4.45%	—		14,366
Indebtedness, net related to assets held for sale (11)	1	hotel	August 2025	SOFR(1) +	3.91%	97,368		—
						$2,629,289		$3,040,951
_____________________________
(1)    SOFR rates were 4.33% and 5.35% at December 31, 2024 and December 31, 2023, respectively.
(2)    On May 30, 2024, we sold this property for $8.0 million.
(3)    The asset securing the mortgage loan was disposed of on July 16, 2024. See note 5.
(4)     On June 10, 2024, we sold the two properties securing this mortgage loan for $17.5 million. See note 5.
(5)    On November 6, 2024, we refinanced this mortgage into a new $121.5 million mortgage loan with a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at SOFR + 4.75% and has a SOFR floor of 2.75%.
(6)    This mortgage loan was amended in November 2024, February 2025 and March 2025. Terms of the amendments included extending the maturity date from November 2024 to February 2025, from February 2025 to March 2025 and from March 2025 to April 2025, respectively.
(7)    This mortgage loan was amended in December 2024. Terms of the amendment included extending the maturity date from December 2024 to February 2025, and a $1.3 million principal paydown. On February 24, 2025, we amended this mortgage loan. Terms of the February 2025 amendment included extending the current maturity date to February 2026, changing the rate from SOFR + 2.85% to SOFR + 2.75%, and adding one one-year extension option, subject to satisfaction of certain conditions.
(8)     On March 6, 2024, we sold the Residence Inn Salt Lake City for $19.2 million. Proceeds from the sale were used to repay $19.0 million in principal.
(9)     This mortgage loan was amended in April 2024. Terms of the amendment included a $10.0 million paydown and added a sixth one-year extension option, subject to satisfaction of certain conditions. The fifth one-year extension period began in February 2024. On October 9, 2024, an additional $10.0 million paydown was made in accordance with the April 2024 amendment.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10)     On May 9, 2024, we entered into a new $267.2 million loan secured by Nashville Renaissance. The new mortgage loan is interest only and bears interest at the rate of SOFR + 3.98%, has a two-year initial term, and three one-year extension options, subject to satisfaction of certain conditions. The previous mortgage loan was secured by Nashville Renaissance and Westin Princeton. After the May 9, 2024 refinance, Westin Princeton is unencumbered.
(11)     This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in April 2024. A portion of this mortgage loan relates to Courtyard Boston Downtown. See note 5.
(12)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began effective June 2024. In accordance with exercising the extension option, the variable interest rate changed from SOFR + 3.90% to SOFR + 4.03%.
(13)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in June 2024. In accordance with exercising the extension option, we repaid $11.4 million of principal and the variable interest rate changed from SOFR + 4.17% to SOFR + 4.29%. A portion of this mortgage loan relates to One Ocean Resort, which was sold on June 27, 2024, resulting in a $66.2 million paydown. See note 5.
(14) This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in June 2024. In accordance with exercising the extension the extension option, we repaid $9.5 million of principal and the variable interest rate changed from SOFR + 2.90% to SOFR + 3.02%.
(15) On April 9, 2024, we sold this property for $171.0 million. See note 5.
(16) This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in December 2024. This mortgage loan has a SOFR floor of 0.50%.
(17) On February 12, 2025, we repaid this term loan including the $30.0 million exit fee.
(18) This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
(19) This loan is associated with Stirling OP. See discussion in notes 1 and 2.
(20)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in notes 1, 2 and 8.
(21) This loan was amended in December 2024 and in February 2025. Terms of the amendment included extending the maturity date from December 2024 to February 2025, and from February 2025 to April 2025, respectively.
(22) On February 12, 2025, this mortgage loan was refinanced into a new $580.0 million mortgage loan. The new mortgage loan is interest only and bears interest at a rate of SOFR + 4.37%, has a two-year initial term, and three one-year extension options, subject to satisfaction of certain conditions.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Interest expense and amortization of discounts and loan costs	$(913)	$(18,684)	$(12,015)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the years ended December 31, 2021 and 2020, the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of the capitalized principal that was amortized during the years ended December 31, 2024, 2023 and 2022 was $352,000, $7.8 million and $15.1 million, respectively. The amount of the capitalized principal that was written off during the years ended December 31, 2024, 2023, and 2022 was $8,000, $151,000, and $0, respectively. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
On June 21, 2023, the Company and Ashford Trust OP (the “Borrower”), an indirect subsidiary of the Company, entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Lenders”) and Oaktree Fund Administration, LLC.
On March 11, 2024, we entered into Amendment No. 3 to the Oaktree Credit Agreement which, among other items, (i) extends the Credit Agreement to January 15, 2026, (ii) removes the $50 million minimum cash requirement, (iii) removes the 3% increase in the interest rate if cash is below $100 million, (iv) removes the provision in which a default under mortgage indebtedness is a default under the Credit Agreement, and (v) increases the interest rate by 3.5% if the principal balance is not less than $100 million as of September 30, 2024 or not fully repaid by March 31, 2025. On February 12, 2025, we repaid the outstanding balance on the Oaktree Credit Agreement and the associated $30.0 million exit fee.
The KEYS mortgage loans were entered into on June 13, 2018, each of which had a two-year initial term and five one-year extension options. In order to qualify for a one-year extension in June of 2023, each KEYS loan pool was required to achieve a certain debt yield test. The Company extended its KEYS Pool C loan with a paydown of approximately $62.4 million, its KEYS Pool D loan with a paydown of approximately $25.6 million, and its KEYS Pool E loan with a paydown of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

approximately $41.0 million. On July 7, 2023, the Company elected not to make the required paydowns to extend its KEYS Pool A loan, KEYS Pool B loan and KEYS Pool F loan thereby defaulting on such loans.
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
Subsequent to March 31, 2024, we recognized an additional gain of $33.3 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The additional gain primarily represents the additional accrued interest expense recorded through December 31, 2024. In total for the year ended December 31, 2024 we recognized a gain of $167.2 million. The KEYS Pool A and the KEYS Pool B mortgage loans as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel.
In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton hotel in Fort Worth, Texas, which secured the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024.
In conjunction with the development of the Le Meridien in Fort Worth, Texas, which was consolidated as of May 31, 2023, the Company recorded $3.7 million and $3.0 million of capitalized interest, respectively, for the years ended December 31, 2024 and 2023. These amounts are included in “investment in hotel properties, net” in our consolidated balance sheets. The hotel opened on August 29, 2024.

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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of December 31, 2024, we were in compliance with all covenants related to mortgage loans, with the exception of the KEYS Pool A and KEYS Pool B mortgage loans discussed above. We were also in compliance with all covenants under the senior secured term loan facility with Oaktree Capital Management L.P. (“Oaktree”) that was paid in full subsequent to December 31, 2024. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
Maturities and scheduled amortizations of indebtedness as of December 31, 2024 for each of the five following years and thereafter are as follows (in thousands), excluding extension options:

2025	$2,127,925
2026	410,520
2027	121,666
2028	30,381
2029	208
Thereafter	14,950
Total	$2,705,650
8. Note Receivable
As of December 31, 2024, the Company has a note receivable of $10.6 million, which consists of advances of $8.8 million and accrued interest of $1.7 million with the manager of 815 Commerce MM, who also holds a non-controlling interest in 815 Commerce MM. See discussion in note 2. The note bears interest at 18.0% per annum. The note receivable is payable within 30 days after demand. If the manager fails upon demand to repay the note receivable with interest, the Company will have the right to convert the unpaid principal plus all accrued interest thereon to an additional capital contribution in which case the deemed additional capital contributions by the manager will be deemed to have not occurred and the percentage interests and the residual sharing percentages of the members shall be adjusted. The note receivable may be prepaid in whole or in part.
The following table summarizes the note receivable (dollars in thousands):

	Interest Rate	December 31, 2024	December 31, 2023
Note receivable	18.0%	$10,565	$7,369
The following table summarizes the interest income associated with the note receivable (in thousands):

	Year Ended December 31,
Line Item	2024	2023
Other income (expense)	$1,218	$501

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On September 1, 2022, the Company sold the Sheraton Ann Arbor. Under the purchase and sale agreement, $1.5 million of the sales price was deferred, interest free, until the last day of the 24th month following the closing date (September 30, 2024). Payment was received on August 29, 2024. The components of the receivable, which were included in “other assets” in the consolidated balance sheets, are summarized below (dollars in thousands):

	Imputed Interest Rate	December 31, 2024	December 31, 2023
Deferred Consideration
Face amount	10.0%	$—	$1,500
Discount (1)		—	(108)
		$—	$1,392
_______________
(1)    The discount represents the imputed interest during the interest-free period.
We recognized discount amortization income as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Other income (expense)	$108	$132	$41
9. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and our cash flows, which include interest rate caps and floors. To mitigate nonperformance risk, we routinely use a third party’s analysis of the creditworthiness of the counterparties, which supports our belief that the counterparties’ nonperformance risk is limited. All derivatives are recorded at fair value. Payments from counterparties on in-the-money interest rate caps and floors are recognized as realized gains on our consolidated statements of operations.
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Year Ended December 31,
	2024		2023		2022
Interest rate caps:
Notional amount (in thousands)	$2,341,742	(1)	$2,583,271	(1)	$3,365,941	(1)
Strike rate low end of range	3.10%		2.50%		2.90%
Strike rate high end of range	7.31%		6.90%		5.50%
Effective date range	February 2024 - December 2024		March 2023 - December 2023		January 2022 - December 2022
Termination date range	February 2025 - November 2027		February 2024 - June 2025		January 2023 - January 2025
Total cost (in thousands)	$15,532		$28,256		$40,119

Interest rate floors:
Notional amount (in thousands)	$121,500	(1)	$—		$—
Strike rate low end of range	2.75%
Strike rate high end of range	2.75%
Effective date range	November 2024
Termination date range	November 2027
Total cost (in thousands)	$754		$—		$—
_______________
(1)These instruments were not designated as cash flow hedges.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We held interest rate instruments as summarized in the table below:

	December 31, 2024		December 31, 2023
Interest rate caps:
Notional amount (in thousands)	$2,477,192	(1)	$3,351,271	(1)
Strike rate low end of range	3.10%		2.00%
Strike rate high end of range	7.31%		6.90%
Termination date range	January 2025 - November 2027		February 2024 - June 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$2,123,951		$2,689,927

Interest rate floors: (2)
Notional amount (in thousands)	$121,500	(1)	$—
Strike rate low end of range	2.75%
Strike rate high end of range	2.75%
Termination date range	November 2027
_______________
(1)These instruments were not designated as cash flow hedges.
Compound Embedded Debt Derivative—Based on certain provisions in the Oaktree Credit Agreement, the Company is required to pay an exit fee. Under the applicable accounting guidance, the exit fee is considered an embedded derivative liability that meets the criteria for bifurcation from the debt host. There were other features that were bifurcated, but did not have a material value. The compound embedded debt derivative, consisting of the exit fee and other features which were bifurcated, was initially measured at fair value and the fair value of the embedded debt derivative is estimated at each reporting period. See note 10. On February 12, 2025, we repaid the outstanding balance on the Oaktree Credit Agreement including the $30.0 million exit fee.
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
The fair value of interest rate caps and floors are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below the strike rates of the floors or rise above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (SOFR forward curves) and volatilities (Level 2 inputs). We also incorporate credit valuation adjustments (Level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2024, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.332% to 3.686% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan.
The compound embedded derivative liability is considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and as of the December 31, 2024 reporting date. The risk neutral model is designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
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
•the risk-free rate of 4.39% was the discount rate utilized in the valuation and was determined based on reference to market yields for U.S. treasury debt instruments with similar terms;
•the recovery rate of 47.0% assumed upon occurrence of a default event was estimated based upon recovery rate data published by credit rating agencies specific to the seniority of the notes; and
•the probabilities and timing of a default-related acceleration event of 35.9% were estimated using an annualized probability of default which was implied from the debt issuance proceeds as of the issuance date, and updated utilizing relevant market data including market observed option-adjusted spreads as of December 31, 2024.
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at December 31, 2021	$27,906
Re-measurement of fair value	(4,219)
Balance at December 31, 2022	23,687
Re-measurement of fair value	9
Balance at December 31, 2023	23,696
Re-measurement of fair value	5,403
Balance at December 31, 2024	$29,099

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$434	$—	$434	(1)
Interest rate derivatives - caps	$—	$2,160	$—	$2,160	(1)
Total	$—	$2,594	$—	$2,594
Liabilities
Embedded debt derivative	$—	$—	$(29,099)	$(29,099)	(2)
Net	$—	$2,594	$(29,099)	$(26,505)

December 31, 2023:
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$13,696	$—	$13,696	(1)
Total	$—	$13,696	$—	$13,696
Liabilities
Embedded debt derivative	$—	$—	$(23,696)	$(23,696)	(2)
Net	$—	$13,696	$(23,696)	$(10,000)
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

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2024		2023		2022
Assets
Derivative assets:
Interest rate derivatives - floors	$(320)		$—		$—
Interest rate derivatives - caps	(757)		(2,191)		10,947
	(1,077)		(2,191)		10,947
Liabilities
Derivative liabilities:
Embedded debt derivative	(5,403)		(9)		4,219
Net	$(6,480)		$(2,200)		$15,166

Total combined
Interest rate derivatives - floors	$(320)		$—		$—
Interest rate derivatives - caps	(27,067)		(44,032)		6,562
Embedded debt derivative	(5,403)		(9)		4,219
Unrealized gain (loss) on derivatives	(32,790)	(1)	(44,041)	(1)	10,781	(1)
Realized gain (loss) on interest rate caps	26,310	(1) (2)	41,841	(1) (2)	4,385	(1) (2)
Net	$(6,480)		$(2,200)		$15,166
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

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$2,594	$2,594	$13,696	$13,696
Financial liabilities measured at fair value:
Embedded debt derivative	$29,099	$29,099	$23,696	$23,696

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$112,922	$112,922	$165,232	$165,232
Restricted cash (1)	107,553	107,553	146,302	146,302
Accounts receivable, net (1)	36,231	36,231	45,692	45,692
Notes receivable, net	10,565	10,565	7,369	7,369
Due from third-party hotel managers (1)	21,604	21,604	21,681	21,681

Financial liabilities not measured at fair value:
Indebtedness (1)	$2,705,981	$2,695,013	$3,038,139	$2,960,630
Indebtedness associated with hotels in receivership	314,640	257,546	355,120	289,028
Accounts payable and accrued expenses (1)	138,895	138,895	129,554	129,554
Accrued interest payable (1)	10,576	10,576	13,040	13,040
Accrued interest associated with hotels in receivership	52,031	52,031	14,024	14,024
Dividends and distributions payable	3,952	3,952	3,566	3,566
Due to Ashford Inc., net (1)	25,653	25,653	13,262	13,262
Due to related parties, net (1)	2,850	2,850	5,874	5,874
Due to third-party hotel managers	1,145	1,145	1,193	1,193
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of December 31, 2024 and December 31, 2023.
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to approximate the carrying value of $10.6 million at December 31, 2024 and the carrying value of $7.4 million at December 31, 2023. This is considered a Level 2 valuation technique.
Derivative assets and embedded debt derivative. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness and indebtedness associated with hotels in receivership. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 99.6% of the carrying value of $2.7 billion at December 31, 2024 and approximately 97.4% of the carrying value of $3.0 billion at December 31, 2023. We estimated the fair value of indebtedness associated with hotels in receivership to be approximately 81.9% of the carrying value

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of $314.6 million at December 31, 2024 and approximately 81.4% of the carrying value of $355.1 million at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.
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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Year Ended December 31,
	2024	2023	2022
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(60,300)	$(178,489)	$(139,825)
Less: dividends on preferred stock	(22,686)	(15,921)	(12,433)
Less: deemed dividends on redeemable preferred stock	(2,906)	(2,673)	(946)
Add: gain (loss) on extinguishment of preferred stock	3,370	3,390	—
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(82,522)	$(193,693)	$(153,204)

Weighted average common shares outstanding:
Weighted average shares outstanding - basic and diluted	4,706	3,452	3,434

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(17.54)	$(56.11)	$(44.61)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(17.54)	$(56.11)	$(44.61)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$683	$(2,239)	$(1,233)
Dividends on preferred stock - Series J (inclusive of deemed dividends)	13,276	6,014	944
Dividends on preferred stock - Series K (inclusive of deemed dividends)	1,169	317	21
Total	$15,128	$4,092	$(268)

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	7	—	—
Effect of assumed conversion of operating partnership units	64	42	29
Effect of assumed issuance of shares for term loan exit fee	—	175	175
Effect of assumed conversion of preferred stock - Series J	15,713	1,693	3
Effect of assumed conversion of preferred stock - Series K	1,187	93	—
Total	16,971	2,003	207

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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Ashford Trust OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The criteria for the Performance LTIP units are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the applicable measurement date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of performance grants earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of Performance LTIP units to be earned based on the applicable performance conditions is determined upon the final vesting date. The initial calculation of the Performance LTIP units earned can range from 0% to 200% of target, which is further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation of the number of performance awards earned based on the applicable performance targets resulting in a final award calculation ranging from 0% to 250% of the target amount. During the year ended December 31, 2024, Performance LTIPs granted in 2022, vested at 68% of target based on the performance conditions met over the performance period.
As of December 31, 2024, there were approximately 28,000 Performance LTIP units outstanding, representing 250% of the target number granted for the 2023 grant.
As of December 31, 2024, we have issued a total of approximately 113,000 LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 61,000 Performance LTIP units and 22,000 LTIP units have reached full economic parity with, and are convertible into, common units upon vesting.
We recorded compensation expense for Performance LTIP units and LTIP units as presented in the table below (in thousands):

		Year Ended December 31,
Type	Line Item	2024	2023	2022
Performance LTIP units	Advisory services fee	$926	$783	$1,158
LTIP units	Advisory services fee	86	435	569
LTIP units	Corporate, general and administrative	4	15	32
LTIP units - independent directors	Corporate, general and administrative	135	475	413
		$1,151	$1,708	$2,172
The unamortized cost of the unvested Performance LTIP units, which was $247,000 at December 31, 2024, will be expensed over a period of 1.0 year with a weighted average period of 1.0 year.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	December 31, 2024	December 31, 2023
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$22,509	$22,007
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$186,235	$186,201
Ownership percentage of operating partnership	1.02%	1.27%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$683	$2,239	$1,233
A summary of the activity of the units in our operating partnership is as follow (in thousands):

	Year Ended December 31,
	2024	2023	2022
Outstanding at beginning of year	198	167	40
LTIP units issued	10	11	8
Performance LTIP units issued	—	28	119
Performance LTIP units canceled	(87)	(8)	—
Outstanding at end of year	121	198	167
Common units convertible/redeemable at end of year	38	36	31
14. Equity
Common Stock and Preferred Stock Repurchases—On April 6, 2022, the board of directors reapproved a stock repurchase program (the “2022 Repurchase Program”) pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced any previous repurchase authorizations. For the years ended December 31, 2024, 2023 and 2022, no shares of our common stock or preferred stock have been repurchased under the Repurchase Program.
In addition, we acquired approximately 3,000, 3,000 and 4,000 shares of our common stock in 2024, 2023 and 2022, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
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
The table below summarizes the activity (in thousands):

	Year Ended December 31,
	2024	2023
Common stock issued	741	72
Gross proceeds	$9,472	$1,477
Commissions and other expenses	95	15
Net proceeds	$9,377	$1,462

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
8.45% Series D Cumulative Preferred Stock. At December 31, 2024 and 2023, there were 1.1 million and 1.2 million shares of Series D Cumulative Preferred Stock outstanding, respectively. The Series D Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series F Cumulative Preferred Stock (noted below), Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock (see note 16) and Series K Preferred Stock (see note 16) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series D Cumulative Preferred Stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D Cumulative Preferred Stock quarterly dividends are set at the rate of 8.45% per annum of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.1124 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D Cumulative Preferred Stockholders have no voting rights.
7.375% Series F Cumulative Preferred Stock. At December 31, 2024 and 2023, there were 1.0 million and 1.2 million shares of 7.375% Series F Cumulative Preferred Stock outstanding, respectively. The Series F Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock and Series K Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series F Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series F Cumulative Preferred Stock is redeemable at our option for cash (on or after July 15, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series F Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series F Cumulative Preferred Stock is convertible into a maximum 0.00969 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series F Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series F cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series F Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series F Cumulative Preferred Stock will not impact our earnings per share calculations. Series F Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series F Cumulative Preferred Stockholders have no voting rights.
7.375% Series G Cumulative Preferred Stock. At December 31, 2024 and 2023, there were 1.5 million and 1.5 million shares of 7.375% Series G Cumulative Preferred Stock outstanding, respectively. The Series G Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock and Series K Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series G Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series G Cumulative Preferred Stock is redeemable at our option for cash (on or after October 18, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series G Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series G Cumulative Preferred Stock is convertible into a maximum 0.00833 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series G Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series G cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series G Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series G Cumulative Preferred Stock will not impact our earnings per share calculations. Series G Cumulative

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series G Cumulative Preferred Stockholders have no voting rights.
7.50% Series H Cumulative Preferred Stock. At December 31, 2024 and 2023, there were 1.0 million and 1.2 million shares of 7.50% Series H Cumulative Preferred Stock outstanding, respectively. The Series H Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock, Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock and Series K Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series H Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series H Cumulative Preferred Stock is redeemable at our option for cash (on or after August 25, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series H Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series H Cumulative Preferred Stock is convertible into a maximum 0.00825 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series H Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series H cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series H Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series H Cumulative Preferred Stock will not impact our earnings per share. Series H Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series H Cumulative Preferred Stockholders have no voting rights.
7.50% Series I Cumulative Preferred Stock. At December 31, 2024 and 2023, there were 1.0 million and 1.2 million shares of 7.50% Series I Cumulative Preferred Stock outstanding, respectively. The Series I Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock, Series H Cumulative Preferred Stock, Series J Preferred Stock and Series K Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series I Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series I Cumulative Preferred Stock is redeemable at our option for cash (on or after November 17, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series I Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series I Cumulative Preferred Stock is convertible into a maximum 0.00806 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series I Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series I cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series I Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series I Cumulative Preferred Stock will not impact our earnings per share. Series I Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series I Cumulative Preferred Stockholders have no voting rights.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ashford Trust entered into privately negotiated exchange agreements with certain holders of its preferred stock. The table below summarizes the activity (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued (1)
8.45% Series D Cumulative Preferred Stock	49	1,007	101	14	89	9
7.375% Series F Cumulative Preferred Stock	138	1,863	187	76	527	53
7.375% Series G Cumulative Preferred Stock	61	1,070	107	—	—	—
7.50% Series H Cumulative Preferred Stock	132	1,698	170	138	882	88
7.50% Series I Cumulative Preferred Stock	127	2,103	210	92	612	61
	507	7,741	775	320	2,110	211
_____________
(1) Reflects the number of shares issued after the adjustment for the reverse stock split.
Dividends—A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Common stock	$—	$—	$—
Preferred stock:
Series D Cumulative Preferred Stock	2,397	2,472	2,481
Series F Cumulative Preferred Stock	1,970	2,272	2,307
Series G Cumulative Preferred Stock	2,756	2,824	2,824
Series H Cumulative Preferred Stock	2,001	2,389	2,453
Series I Cumulative Preferred Stock	2,023	2,306	2,349
Total dividends declared	$11,147	$12,263	$12,414
Noncontrolling Interest in Consolidated Entities—At December 31, 2024 and 2023, noncontrolling interest holders in Stirling OP held interests of $374,000 and $193,000, respectively.
At December 31, 2024 and 2023, our noncontrolling interest partner held an interest in 815 Commerce MM of $13.0 million and $14.7 million, respectively.
The table below summarizes (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
(Income) loss allocated to noncontrolling interests in consolidated entities.	$4,028	$6	$—
15. Stock-Based Compensation
Under the 2021 Stock Incentive Plan approved by stockholders, we are authorized to grant approximately 208,000 shares of restricted stock and performance stock units as incentive stock awards. At December 31, 2024, approximately 16,000 shares were available for future issuance under the 2021 Stock Incentive Plan.
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
At December 31, 2024, the unamortized cost of the unvested restricted stock was $282,000 which will be amortized over a period of 2.5 years with a weighted average period of 2.5 years.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Advisory services fee	$266	$1,446	$2,509
Management fees	—	10	56
Corporate, general and administrative	11	89	163
Corporate, general and administrative - independent directors	54	170	90
Corporate, general and administrative - Stirling OP	92	—	—
	$423	$1,715	$2,818
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2024		2023		2022
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	5	$261.73	12	$206.34	23	$307.60
Restricted stock granted	56	6.55	4	40.10	2	55.90
Restricted stock vested	(10)	149.84	(11)	230.60	(13)	367.00
Outstanding at end of year	51	$6.00	5	$261.73	12	$206.34
The fair value of restricted stock vested during the years ended December 31, 2024, 2023 and 2022 was $121,000, $417,000 and $1.2 million, respectively.
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
The following table summarizes the compensation expense (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Advisory services fee	$523	$604	$1,008
At December 31, 2024, the unamortized cost of PSUs was $361,000, which will be expensed over a period of 1.0 year with a weighted average period of 1.0 year.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2024		2023		2022
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	19	$78.05	14	$290.41	14	$348.10
PSUs granted	—	—	16	36.80	3	120.90
PSUs vested	(2)	56.40	(8)	297.00	(3)	297.00
PSUs canceled	(1)	56.40	(3)	297.00	—	800.00
Outstanding at end of year	16	$49.27	19	$78.05	14	$290.41
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
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series J Preferred Stock shares issued (1)	3,329	3,371	87
Net proceeds	$74,897	$75,837	$1,959
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	December 31, 2024	December 31, 2023
Series J Preferred Stock	$156,671	$79,975
Cumulative adjustments to Series J Preferred Stock (1)	6,038	3,473
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series J Preferred Stock	$10,711	$3,467	$18
The following table summarizes Series J Preferred Stock redemptions settled in cash (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series J Preferred Stock shares redeemed	—	3	—
Redemption amount, net of redemption fees	$—	$78	$—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes Series J Preferred Stock redemptions settled in common stock (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series J Preferred Stock shares redeemed	90	—	—
Redemption amount, net of redemption fees	$2,098	$—	$—
Common shares issued upon redemption	235	—	—
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
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series K Preferred Stock shares issued (1)	438	192	2
Net proceeds	$10,631	$4,664	$44
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	December 31, 2024	December 31, 2023
Series K Preferred Stock	$14,869	$4,783
Cumulative adjustments to Series K Preferred Stock (1)	487	146
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series K Preferred Stock	$828	$191	$1
The following table summarizes Series K Preferred Stock redemptions settled by the issuance of common stock (in thousands):

	Year Ended December 31,
	2024	2023	2022
Series K Preferred Stock shares redeemed	32	—	—
Redemption amount, net of redemption fees	$796	$—	$—
Common shares issued upon redemption	91	—	—
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
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2024	2023	2022
Advisory services fee
Base advisory fee	$32,017	$33,109	$34,802
Reimbursable expenses (1)	23,662	12,473	9,851
Equity-based compensation (2)	1,801	3,268	5,244
Total advisory services fee	$57,480	$48,850	$49,897
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
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2024	2023
Advisory services fee
Base advisory fee	$478	$67
Reimbursable expenses (1)	194	10
Performance participation fee	454	—
Total advisory services fee	$1,126	$77
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
Ashford Inc. and Stirling OP Advisor Support
Advisor Support. Stirling Advisor will advance on Stirling OP’s behalf certain general and administrative expenses through December 31, 2025, at which point Stirling OP will reimburse Stirling Advisor for all such advanced expenses ratably over the 120 months following such date.
Through December 31, 2025, Stirling Advisor has agreed to advance all expenses on Stirling OP’s behalf in connection with its formation and the raising of equity capital, including (without limitation) the following: legal, accounting, investment banking and other advisory fees; regulatory and other filing fees; expenses of qualification of the sale of shares under federal and state laws, including taxes and fees and accountants’ and attorneys’ fees; printing, engraving and mailing costs; expenses of the marketing and distribution of the shares, reasonable bona fide due diligence expenses of a dealer manager and selected dealers supported by detailed and itemized invoices, costs in connection with sales and marketing materials, design and website expenses, salaries of employees while engaged in sales activity, fees and expenses of a dealer manager’s attorneys, costs related to investor and broker-dealer sales meetings, including fees to attend retail seminars sponsored by a dealer manager or selected dealers and reimbursements to a dealer manager and selected dealers for customary travel, lodging and meals; charges of administrators, transfer agents, registrars, trustees, escrow holders, depositories and experts; but excluding upfront selling commissions, dealer manager fees and distribution fees. Stirling OP will reimburse Stirling Advisor for all such advanced expenses ratably over the 120 months commencing January 1, 2026.
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
On March 11, 2024, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2024 Limited Waiver”). Pursuant to the 2024 Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2024, cash incentive compensation to employees and other representatives of the Advisor.
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
On August 8, 2024, the parties to the Third Amended and Restated Advisory Agreement entered into Amendment No. 1 to the Third Amended and Restated Advisory Agreement (the “Amendment”). The Amendment extended the outside date for which any sale or disposition of any of the Company’s eight hotel properties securing the associated mortgage loan following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a company change of control (as defined in the Advisory Agreement) has occurred, from May 31, 2025 to August 31, 2025.
On November 8, 2024, the parties to the Third Amended and Restated Advisory Agreement entered into Amendment No. 2 to the Third Amended and Restated Advisory Agreement (the “Second Amendment”). The Second Amendment extended the outside date for which any sale or disposition of any of the Company’s 19 hotel properties and eight hotel properties securing the associated mortgage loans following certain defaults (as described in the Ashford Trust Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from August 31, 2025 to November 30, 2025. In addition, the Second Amendment places certain limitations on the operations of the Company and Ashford Trust OP should a Potential Company Change of Control (as defined in the Amendment) occur.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lismore
We engage Lismore or its subsidiaries to provide debt placement services, assist with loan modifications or refinancings on our behalf and provide brokerage services. During the years ended December 31, 2024, 2023 and 2022, we incurred fees of $3.4 million, $2.4 million and $1.6 million, respectively.
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
As of December 31, 2024, Ashford Trust has funded approximately $13.2 million and has a pre-funded balance of $503,000 that is included in “other assets” on the consolidated balance sheet. As of December 31, 2023, Ashford Trust had funded approximately $180,000 and had a $3.1 million payable that is included in “due to Ashford Inc., net” on our consolidated balance sheet. During the first quarter of 2024, there was also a true-up of the capital contributions in accordance with the Third Amended and Restated Contribution Agreement made through December 31, 2023. This true-up resulted in the payment of $3.2 million to Ashford Inc.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Corporate, general and administrative	$9,489	$3,030	$(2,617)
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
Hotel Management Services
At December 31, 2024, Remington Hospitality managed 50 of our 69 hotel properties and three of the four Stirling OP hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services. Our hotel management agreement also requires that we fund property-level operating costs including the hotel manager's payroll and related costs.
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

		Year Ended December 31, 2024
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Management Fees	Other Hotel Expenses
Ashford LLC	Insurance claims services	$9	$—	$—	$—	$—	$—	$—
Ashford Securities	Capital raise services	11,816	—	—	—	—	—	—
INSPIRE	Audio visual commissions	8,788	—	—	—	8,905	—	—
Lismore Capital	Debt placement and related services	3,406	—	—	475	—	—	—
OpenKey	Mobile key app	91	—	—	—	—	—	91
Premier	Design and construction services	19,812	17,256	—	—	—	—	437
Warwick	Insurance related services	9,559	—	—	—	—	—	31
Ashford LLC	Cash management services	(67)	—	—	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,208	—	—	—	—	—	1,208
Remington Hospitality	Hotel management services (3)	54,569	—	—	—	—	25,900	28,668

		Year Ended December 31, 2024
Company	Product or Service	Total	Property Taxes, Insurance and Other	Advisory Services Fee	Interest Income	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees	Preferred Stock
Ashford LLC	Insurance claims services	$9	$9	$—	$—	$—	$—	$—
Ashford Securities	Capital raise services	11,816	—	—	—	9,489	—	2,327
INSPIRE	Audio visual commissions	8,788	—	—	—	117	—	—
Lismore Capital	Debt placement and related services	3,406	—	—	—	—	2,931	—
OpenKey	Mobile key app	91	—	—	—	—	—	—
Premier	Design and construction services	19,812	—	2,119	—	—	—	—
Warwick	Insurance related services	9,559	9,528	—	—	—	—	—
Ashford LLC	Cash management services	(67)	—	—	(67)	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,208	—	—	—	—	—	—
Remington Hospitality	Hotel management services (3)	54,569	—	—	—	—	—	—

		Year Ended December 31, 2023
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Management Fees
Ashford LLC	Insurance claims services	$9	$—	$—	$—	$—	$—
Ashford Securities	Capital raise services	5,120	—	—	—	—	—
INSPIRE	Audio visual commissions	9,955	—	—	—	10,064	—
Lismore Capital	Debt placement and related services	2,444	—	767	525	—	—
OpenKey	Mobile key app	122	—	—	—	—	—
Premier	Design and construction services	22,961	21,106	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,393	—	—	—	—	—
Remington Hospitality	Hotel management services (3)	57,587	—	—	—	—	30,787

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2023
Company	Product or Service	Total	Other Hotel Expenses	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Write-off of premiums, loan costs and exit fees	Preferred Stock
Ashford LLC	Insurance claims services	$9	$—	$9	$—	$—	$—	$—
Ashford Securities	Capital raise services	5,120	—	—	—	3,030	—	2,090
INSPIRE	Audio visual commissions	9,955	—	—	—	109	—	—
Lismore Capital	Debt placement and related services	2,444	—	—	—	—	1,152	—
OpenKey	Mobile key app	122	122	—	—	—	—	—
Premier	Design and construction services	22,961	—	—	1,855	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,393	1,393	—	—	—	—	—
Remington Hospitality	Hotel management services (3)	57,587	26,800	—	—	—	—	—

		Year Ended December 31, 2022
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Hotel Revenue	Management Fees	Other Hotel Expenses
Ashford LLC	Insurance claims services	$17	$—	$—	$—	$—
Ashford Securities	Capital raise services	(2,566)	—	—	—	—
Ashford Securities	Dealer manager fees	44	—	—	—	—
INSPIRE	Audio visual commissions	7,973	—	7,973	—	—
Lismore Capital	Debt placement and related services	1,631	—	—	—	—
OpenKey	Mobile key app	121	—	—	—	121
Premier	Design and construction services	18,776	17,482	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,294	—	—	—	1,294
Remington Hospitality	Hotel management services (3)	49,762	—	—	23,856	25,906

		Year Ended December 31, 2022
Company	Product or Service	Total	Preferred Stock	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$17	$—	$17	$—	$—	$—
Ashford Securities	Capital raise services	(2,566)	51	—	—	(2,617)	—
Ashford Securities	Dealer manager fees	44	44	—	—	—	—
INSPIRE	Audio visual commissions	7,973	—	—	—	—	—
Lismore Capital	Debt placement and related services	1,631	—	—	—	—	1,631
OpenKey	Mobile key app	121	—	—	—	—	—
Premier	Design and construction services	18,776	—	—	1,294	—	—
Pure Wellness	Hypoallergenic premium rooms	1,294	—	—	—	—	—
Remington Hospitality	Hotel management services (3)	49,762	—	—	—	—	—
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes amounts due (to) from Ashford Inc. (in thousands):

		Due (to) from Ashford Inc.
Company	Product or Service	December 31, 2024	December 31, 2023
Ashford LLC	Advisory services	$(10,047)	$(2,289)
Ashford LLC	Insurance claims services	—	(5)
AIM	Cash management services	(4)	—
Ashford LLC	Casualty insurance	(8,350)	(4,057)
Ashford Securities	Capital raise services/Broker dealer expense	(226)	(3,140)
INSPIRE	Audio visual	(858)	(1,238)
OpenKey	Mobile key app	(3)	(9)
Premier	Design and construction services	(1,478)	(2,507)
Ashford LLC	Stirling startup and ongoing operating expenses	(4,639)	(2,098)
Pure Wellness	Hypoallergenic premium rooms	(30)	(17)
		$(25,635)	$(15,360)
As of December 31, 2024 and 2023, due to related parties, net included a net payable to Remington Hospitality in the amount of $2.9 million and $5.9 million, respectively, primarily related to accrued base and incentive management fees and casualty insurance premiums.
18. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2024, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 6% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing at December 31, 2024, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 0% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2025 and 2049. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Other hotel expenses	$54,795	$64,437	$59,195
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2024, we pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs including the hotel manager's payroll and related costs.
Leases—We lease land and facilities under non-cancelable operating and finance leases, which expire between 2054 and 2084, including two ground leases related to two hotels and one lease that encompasses the Hilton Marietta. These leases are subject to base rent plus contingent rent based on each hotel property’s financial results and escalation clauses. Additionally, other leases have certain contingent rentals included. We are also a party to a lease for one hotel property that is treated as a failed sale and leaseback under the applicable accounting literature. See note 19.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capital Commitments—At December 31, 2024, we had capital commitments of $43.1 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Hospitality, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Hospitality withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board filed a complaint against Remington Hospitality seeking, among other things, a ruling that Remington Hospitality’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Hospitality on November 1, 2011, providing that Remington Hospitality will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of December 31, 2024, Remington Hospitality continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Hospitality does not comply with the settlement agreement, we have agreed to indemnify Remington Hospitality for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Hospitality since the settlement agreement. To illustrate, if Remington Hospitality - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Hospitality’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Hospitality’s election), which shall continue for the remainder of 20 years, which is capped, unless Remington Hospitality elects to pay the unfunded pension liability amount earlier.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—Palm Beach Florida Hotel and Office Building Limited Partnership, et al. v. Nantucket Enterprises, Inc. This litigation involves a landlord tenant dispute from 2008. This litigation was resolved in 2017 with the determination and reimbursement of attorney’s fees being the only remaining dispute. The negotiations relating to the potential payment of the remaining attorneys’ fees remained open, pending the appeal of a contempt order against the Maraist Law Firm for failing to produce their fee records. We previously accrued approximately $504,000 in legal fees. In September 2024, a settlement was reached to resolve the prevailing party’s legal fees in the amount of $1.4 million. As a result an additional accrual of approximately $896,000 was recorded and is included in “other hotel expenses” on our consolidated statement of operations for the year ended December 31, 2024.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reached subject to the parties finalizing the agreement and court approval. As of December 31, 2024, the estimated settlement liability amount has been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. The parties have reached an agreement, subject to final Court approval, to resolve the class action suit. The amount of the class settlement is approximately $485,000. The hearing for final Court approval of the settlement is scheduled for August 27, 2025.
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
As of December 31, 2024 and 2023, our leased assets and liabilities consisted of the following (in thousands):

	Lease Classification	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$43,780	$44,047
Finance lease assets	Investments in hotel properties, gross	17,269	17,269
Total leased assets		$61,049	$61,316

Liabilities
Operating lease liabilities	Operating lease liabilities	$44,369	$44,765
Finance lease liabilities	Finance lease liabilities	17,992	18,469
Total leased liabilities		$62,361	$63,234

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We incurred the following lease costs related to our leases (in thousands):

		Year Ended December 31,
Lease cost	Classification	2024	2023	2022
Operating lease cost
Rent expense	Hotel operating expenses - other (1)	$4,084	$4,351	$4,714
Finance lease cost
Amortization of lease assets	Depreciation and amortization	$540	$537	$26
_______________________________________
(1)    For the years ended December 31, 2024, 2023, and 2022, operating lease cost includes approximately $1.0 million, $1.1 million and $1.2 million, respectively, of variable lease cost associated primarily with the ground leases and $(122,000), $(15,000) and $181,000, respectively of net amortization costs related to the intangible assets and liabilities that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. The change in net intangible amortization costs from 2022 to 2023 was primarily due to certain leases with intangible balances reaching maturity in 2023. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31,
Supplemental Cash Flows Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$2,707	$2,647	$2,713
Weighted Average Remaining Lease Term
Operating leases (1)	66 years	67 years	67 years
Finance lease (2)	30 years	31 years	32 years
Weighted Average Discount Rate
Operating leases (1)	5.27%	5.26%	5.14%
Finance lease	10.68%	10.68%	10.68%
_______________________________________
(1)     Calculated using the lease term, excluding extension options, and our calculated discount rates of the ground leases and owner managed leases.
(2)     The weighted-average remaining lease term includes the lease term of our finance lease with the City of Marietta which terminates December 31, 2054.
Future minimum lease payments due under non-cancellable leases as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Lease
2025	$4,776	$2,411
2026	4,776	2,284
2027	4,773	1,904
2028	4,808	1,904
2029	4,744	1,904
Thereafter	626,953	50,014
Total future minimum lease payments (1)	650,830	60,421
Less: interest	606,461	42,429
Present value of lease liabilities	$44,369	$17,992
________
(1)     Based on payment amounts as of December 31, 2024.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as there are not alternative assets, substantially the same as the transferred asset, readily available in the marketplace for the repurchase option to qualify as a sale leaseback. Upon consolidation of 815 Commerce LLC in May 2023, the Company utilized a discount rate of 8.2% to determine the fair value of the finance liability. The finance liability of $27.1 million is presented in “other finance liability” on the Company's consolidated balance sheet as of December 31, 2024.
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
At December 31, 2024, our 69 hotel properties and four Stirling OP hotel properties were leased or owned by our wholly owned or majority owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes. Ashford TRS recognized net book income (loss) of $(54.5) million, $3.7 million and $44.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table reconciles the income tax (expense) benefit of the TRS entities at applicable statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax (expense) benefit of the TRS entities at federal statutory income tax rate of 21%	$11,448	$(761)	$(9,291)
State income tax (expense) benefit, net of U.S. federal income tax benefit	1,613	(311)	(1,219)
Permanent differences	(554)	(168)	(2,342)
Provision to return adjustment	4	15	1,971
Gross receipts and margin taxes	(1,081)	(958)	(506)
Interest and penalties	106	184	(199)
Valuation allowance	(12,533)	1,099	5,250
Total income tax (expense) benefit	$(997)	$(900)	$(6,336)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$8	$(195)	$(4,616)
State	(994)	(733)	(1,773)
Total current income tax (expense) benefit	(986)	(928)	(6,389)
Deferred:
Federal	(11)	28	53
Total deferred income tax (expense) benefit	(11)	28	53
Total income tax (expense) benefit	$(997)	$(900)	$(6,336)
For the years ended December 31, 2024, 2023 and 2022 income tax expense includes interest and penalties paid to/(received from) taxing authorities of $(106,000), $(184,000) and $199,000, respectively. At December 31, 2024 and 2023, we determined that there were no material amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2024 and 2023, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Allowance for doubtful accounts	$87	$274
Unearned income	768	812
Federal and state net operating losses	34,186	23,071
Capital loss carryforward	2,290	5,659
Accrued expenses	1,740	1,615
Tax derivatives basis greater than book basis	39	307
Operating lease liability	2,265	2,295
Other	443	271
Deferred tax assets	41,818	34,304
Valuation allowance	(37,553)	(29,319)
Net deferred tax asset	4,265	4,985

Deferred tax liabilities:
Prepaid expenses	(4)	(31)
Investment in partnership	—	(487)
Operating lease right-of-use assets	(2,265)	(2,295)
Tax property basis less than book basis	(2,411)	(2,576)
Deferred tax liabilities	(4,680)	(5,389)
Net deferred tax asset (liability)	$(415)	$(404)
At December 31, 2024, we had TRS NOLs for U.S. federal income tax purposes of $139.4 million, however $83.6 million of our NOLs are subject to limitation in the amount of approximately $7.3 million per year through 2025, and $1.2 million per year thereafter under Section 382 of the Internal Revenue Code. NOLs become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code. The remaining $55.8 million of our TRS NOLs are not subject to the limitations of Section 382. In total $3.0 million of our TRS NOLs are subject to expiration and will begin to expire in 2025. The remainder was generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act. At December 31, 2024, we had NOLs for U.S. federal income tax purposes of $1.4 billion based on the latest filed tax returns. Utilization of the REIT NOLs subject to Section 382 are limited to approximately $37.2 million per year through 2025, and $9.4 million per year thereafter. $424.6 million of our net operating loss carryforwards will begin to expire in 2029 and are available to offset future taxable income, if any, through 2036. The remainder were generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act.
At December 31, 2024 and 2023, we maintained a valuation allowance of $37.6 million and $29.3 million, respectively. At December 31, 2024 and 2023, we have reserved certain deferred tax assets of our TRS entities as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses and the limitations imposed by the Code on the utilization of net operating losses of acquired subsidiaries outweigh the positive evidence. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable to our current transfer pricing arrangements. The transfer pricing arrangements are renewed upon expiration. All existing leases were extended and terms amended in 2020 to reflect the economic impact of COVID-19. Outside consultants prepared the transfer pricing studies supporting the rents from the leases. Outside consultants will continue to provide transfer pricing studies on any newly acquired properties. The intercompany rents are determined in accordance with the arms’ length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$29,319	$31,205	$38,810
Additions	8,234	—	—
Deductions	—	(1,886)	(7,605)
Balance at end of year	$37,553	$29,319	$31,205
21. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2024	2023
Deferred franchise fees	$3,066	$3,171
Accumulated amortization	(1,278)	(1,363)
Deferred costs, net	$1,788	$1,808
22. Intangible Assets, net and Intangible Liabilities, net
Intangible assets, net and intangible liabilities, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liabilities, net
	December 31,		December 31,
	2024	2023	2024	2023
Cost	$797	$797	$2,723	$2,723
Accumulated amortization	—	—	(742)	(706)
	$797	$797	$1,981	$2,017
The intangible assets represent the acquisition of the permanent exclusive docking easement for riverfront land located in front of the Hyatt Savannah hotel in Savannah, Georgia. This intangible asset is not subject to amortization and has a carrying value of $797,000 as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, intangible liabilities, net represents below market rate leases where the Company is the lessor. For the years ended December 31, 2024, 2023 and 2022 we recorded $36,000, $80,000, and $80,000, respectively, of other revenue related to leases where we are the lessor.
Estimated future amortization for intangible liabilities for each of the next five years and thereafter is as follows (in thousands):

2025	$32
2026	32
2027	32
2028	32
2029	32
Thereafter	1,821
Total	$1,981
23. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the United States that have RevPAR generally less than twice the national average. During 2024, approximately 15% of our total hotel revenue was generated from nine hotel properties located in the Washington D.C. area. All hotel properties securing our mortgage loans are located domestically at December 31, 2024. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions that are in excess of the FDIC insurance limits of $250,000 and amounts due or payable under our derivative contracts. At December 31, 2024, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.
24. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments; (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure, and business customers; and (iv) third-party hotel managers utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of December 31, 2024 and December 31, 2023, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
Each hotel property derives revenue primarily from guestroom sales, food and beverage sales, and revenues from other lodging services and amenities. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in note 2.
The CODM reviews and makes decisions on all aspects of the Company’s business using all available financial and non-financial data for each hotel individually. Capital allocation decisions to acquire, sell, enhance, redevelop, or perform renewal and replacement expenditures are determined on a hotel-by-hotel basis. Specifically, the CODM reviews the results of each hotel to assess the hotel’s profitability. The key measure the CODM uses to allocate resources and assess performance is individual hotel net income (loss) before interest expense, income taxes, depreciation, and amortization, adjusted to exclude certain items determined by management to not be reflective of its ongoing operating performance or incurred in the normal course of business (Hotel Adjusted EBITDA). The CODM does not regularly review the results of Stirling OP. The adjustments include gains and losses on hotel dispositions, impairment charges, pre-opening costs associated with extensive renovation projects, property-level legal settlements, restructuring, severance, and management transition costs, and other expenses identified by management to be non-recurring.
The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Rooms	$873,644	$1,058,198	$974,002
Food and beverage	212,581	232,829	196,663
Other hotel revenue	67,536	72,730	67,310
Total hotel revenue	1,153,761	1,363,757	1,237,975
EXPENSES
Rooms	$205,721	$249,230	$229,115
Food and beverage	145,304	161,300	140,775
Direct expenses	9,055	11,058	10,378
Indirect expenses:
Property, general and administration	116,806	137,017	124,961
Sales and marketing	121,061	141,274	126,431
Information and telecommunications systems	18,655	21,679	18,342
Repairs and maintenance	55,294	61,857	57,837
Energy	42,684	51,463	47,347
Lease expense	4,177	4,344	4,514
Ownership expenses	2,447	3,073	3,152
Incentive management fee	18,026	19,457	16,595
Management fees	40,807	50,071	44,472
Property taxes	40,426	46,544	48,227
Other taxes	(778)	634	813
Insurance	23,973	21,724	17,572
	843,658	980,725	890,531
Hotel adjusted EBITDA	$310,103	$383,032	$347,444

Reconciliation of hotel operating income (loss) to net income (loss)
	Year Ended December 31,
	2024	2023	2022
Hotel adjusted EBITDA	$310,103	$383,032	$347,444
Other revenue	2,325	2,801	2,884
Stirling OP hotel profit (loss)	4,453	232	—
Ownership expenses included in other hotel expenses	(24,127)	(12,455)	(11,538)
Ownership expenses included in property taxes, insurance and other	1,087	(1,250)	(726)
Management fees	(841)	(490)	(536)
Depreciation and amortization	(152,776)	(187,807)	(201,797)
Impairment charges	(59,331)	—	—
Advisory services fee	(58,606)	(48,927)	(49,897)
Corporate, general, and administrative	(24,662)	(16,181)	(9,879)
Gain (loss) on disposition of assets and hotel properties	94,406	11,488	300
Gain (loss) on derecognition of assets	167,177	—	—
Equity in earnings (loss) of unconsolidated entities	(2,370)	(1,134)	(804)
Interest income	6,942	8,978	4,777
Other income (expense), net	108	310	415
Interest expense and amortization of discounts and loan costs	(273,359)	(326,970)	(207,916)
Interest expense associated with hotels in receivership	(45,592)	(39,178)	(19,079)
Write-off of premiums, loan costs and exit fees	(5,245)	(3,469)	(3,536)
Gain (loss) on extinguishment of debt	2,774	53,386	—
Realized and unrealized gain (loss) on derivatives	(6,480)	(2,200)	15,166
Income tax (expense) benefit	(997)	(900)	(6,336)
Net income (loss)	$(65,011)	$(180,734)	$(141,058)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles segment total revenue to total consolidated revenue:

	Year Ended December 31,
	2024	2023	2022
Segment total hotel revenue	$1,153,761	$1,363,757	$1,237,975
Stirling OP total hotel revenue	16,373	975	—
Consolidated total hotel revenue	1,170,134	1,364,732	1,237,975
Other revenue	2,325	2,801	2,884
Total consolidated revenue	$1,172,459	$1,367,533	$1,240,859
The CODM does not regularly review asset information by segment.
25. Subsequent Events
On January 10, 2025, the Company completed the sale of the 315-room Courtyard Boston Downtown located in Boston, Massachusetts for $123.0 million, subject to customary pro rations and adjustments.
On March 10, 2025, the parties to the Third Amended and Restated Advisory Agreement entered into Amendment No. 3 to the Third Amended and Restated Advisory Agreement (the “Third Amendment”). The Third Amendment further extends the outside date for which any sale or disposition of any of the Company’s Highland loan portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Ashford Trust Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from November 30, 2025 to March 31, 2026.
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2025 Advisory Agreement Limited Waiver”). Pursuant to the 2025 Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 71 through 133 hereof, for our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on pages 144 through 146 hereof.
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

Exhibit	Description
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003) (File No. 001-31775)
4.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.1.1 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)
4.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1.2 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)
4.2.1	Articles Supplementary for Series D Cumulative Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007)
4.2.2	Form of Certificate of Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007)
4.3.1	Articles Supplementary for Series E Cumulative Preferred Stock, dated April 15, 2011 (incorporated by reference to Exhibit 3.6 to the Registrant’s Form 8-A, filed April 18, 2011)
4.3.2	Form of Certificate of Series E Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed April 18, 2011)
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

Exhibit	Description
10.1.10
Amendment No. 9 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2021)

10.1.11
Amendment No. 10 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of April 28, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 29, 2022)

10.1.12
Amendment No. 11 to the Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of September 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2022)

10.1.13
Amendment No. 12 to the Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated October 25, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2024) (File No. 001-31775)

10.2.1†
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

10.2.2.2†	Form of 2024 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q, filed on August 8, 2024) (File No. 001-31775)
10.2.2.3*†	Form of 2025 Deferred Cash Award Agreement
10.2.2.4†	Form of 2023 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2.2.4 to the Registrant’s Form 10-K, filed on March 10, 2023) (File No. 001-31775)
10.2.2.5†	Form of 2023 Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2.2.4 to the Registrant’s Form 10-K, filed on March 10, 2023) (File No. 001-31775)
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

10.16	Amended and Restated Limited Liability Company Agreement of Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on October 15, 2014) (File No. 001-31775)
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

Exhibit	Description
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

10.40
Master Project Management Agreement, dated August 8, 2018, by and among Ashford TRS Corporation, RI Manchester Tenant Corporation, CY Manchester Tenant Corporation, Project Management LLC and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.41
Amended and Restated Mutual Exclusivity Agreement, dated August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Remington Lodging & Hospitality, LLC, as consented to by Monty J. Bennett (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

10.42
Mutual Exclusivity Agreement, dated August 8, 2018, dated August 8, 2018, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on August 14, 2018) (File No. 001-31775)

Exhibit	Description
10.43
Investor Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., OPPS AHT Holdings, LLC and ROF8 AHT PT, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775)

10.44
Subordination and Non-Disturbance Agreement, dated as of January 15, 2021, by and among Oaktree Fund Administration, LLC as the Administrative Agent and collateral agent on behalf of the Lenders, Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Remington Lodging & Hospitality, LLC, Premier Project Management, LLC and Lismore Capital II LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on January 15, 2021) (File No. 001-31775)

10.45
Credit Agreement, dated as of January 15, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 15, 2021) (File No. 001-31775)

10.46
Amendment No. 1 to the Credit Agreement, dated as of October 12, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OPPS AHT Holdings, LLC, ROF8 AHT PT, LLC, The Lenders Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on October 13, 2021) (File No. 001-31775)

10.47
Limited Waiver to Credit Agreement, dated as of November 19, 2021, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on November 23, 2021) (File No. 001-31775)

10.48
Common Stock Purchase Agreement, dated as of September 9, 2021, by and between the Company and M3A LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 9, 2021) (File No. 001-31775)

10.49
Registration Rights Agreement, dated as of September 9, 2021, by and between the Company and M3A LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on September 9, 2021) (File No. 001-31775)

10.50
Agreement of Purchase and Sale, dated as of December 16, 2022, by and between Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on December 21, 2022) (File No. 001-31775)

10.51
Form of Equity Distribution Agreement, dated April 11, 2022, by and between the Company and Virtu Americas LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 11, 2022) (File No. 00131775)

10.52
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 3, 2023) (File No. 001-31775)

10.53
Limited Waiver to Credit Agreement, dated as of March 2, 2023, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on March 3, 2023) (File No. 001-31775)

10.54†
Ashford Hospitality Trust, Inc. 2021 Stock Incentive Plan, as amended by Amendment No. 4 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on October 25, 2024 ) (File No. 001-31775)

10.55
Amendment No. 2 to Credit Agreement, dated as of June 21, 2023, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OCM AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 23, 2023) (File No. 001-31775)

10.56***
Contribution Agreement, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation and Stirling REIT OP, LP, dated December 6, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 6, 2023) (File No. 001-31775)

10.57
Lock-Up Agreement between Ashford Hospitality Limited Partnership and Stirling REIT OP, LP, dated December 6, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on December 6, 2023) (File No. 001-31775).

10.58
Lock-Up Agreement between Ashford TRS Corporation and Stirling REIT OP, LP, dated December 6, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on December 6, 2023) (File No. 001-31775)

10.59
Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

10.60
Second Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of March 12, 2024, by and among, Ashford TRS companies and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

Exhibit	Description
10.61
First Amendment to Second Consolidated, Amended and Restated Hotel Master Management Agreement by and between Ashford TRS Corporation and Remington Lodging & Hospitality, LLC, dated September 11, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 12, 2024) (File No. 001-31775)

10.62
Amended and Restated Master Project Management Agreement, dated as of March 12, 2024, by and among Ashford Hospitality Limited Partnership, Ashford TRS Corporation, and Premier Project Management LLC (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

10.63
Amendment No. 3 to Credit Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, OCM AHT Holdings, LLC, ROF8 AHT PT, LLC, Oaktree Phoenix Investment Fund AIF (Delaware), L.P., and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

10.64
Limited Waiver Under Advisory Agreement, dated as of March 11 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

10.65
Limited Waiver to Credit Agreement, dated as of March 11, 2024, by and among Ashford Hospitality Limited Partnership, Ashford Hospitality Trust, Inc., the guarantors party thereto, the Lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2024 (File No. 001-31775)

10.66
Agreement of Purchase and Sale, dated as of January 29, 2024, by and between Beantown Hotel Owner, LLC and PIM Boston Back Bay LLC and PIM TRS Boston Back Bay LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed on May 9, 2024) (File No. 001-31775)

10.67
First Amendment to Agreement of Purchase and Sale, dated as of February 28, 2024, by and between Beantown Hotel Owner, LLC and PIM Boston Back Bay LLC and PIM TRS Boston Back Bay LLC (incorporated by reference to Exhibit 10.7.1 to the Registrant’s Annual Report on Form 10-K, filed on May 9, 2024) (File No. 001-31775)

10.68
Second Amendment to Agreement of Purchase and Sale, dated as of April 8, 2024, by and between Beantown Hotel Owner, LLC and PIM Boston Back Bay LLC and PIM TRS Boston Back Bay LLC (incorporated by reference to Exhibit 10.7.2 to the Registrant’s Annual Report on Form 10-K, filed on May 9, 2024) (File No. 001-31775)

10.69
Agreement of Purchase and Sale, dated May 31, 2024, by and among ACS One Ocean Propco LLC and Ashford Atlantic Beach LP and Ashford TRS Atlantic Beach LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2024) (File No. 001-31775)

10.70
Amendment No. 1 To the Third Amended and Restated Advisory Agreement, dated August 8, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2024) (File No. 001-31775)

10.71
Amendment No. 2 To the Third Amended and Restated Advisory Agreement, dated November 8, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2024) (File No. 001-31775)

10.72
Amendment No. 3 To the Third Amended and Restated Advisory Agreement, dated March 10, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 13, 2025 (File No. 001-31775)

10.73*	Agreement of Purchase and Sale by and between 275 Tremont Owner, LLC and HH FP Portfolio LLC dated November 27, 2024
10.74
Limited Waiver Under Advisory Agreement, dated as of March 10 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 13, 2025 (File No. 001-31775)

19.1*	Policy on Insider Trading and Compliance
21.1*	Registrant’s Subsidiaries Listing as of December 31, 2024
21.2*	Registrant’s Special Purpose Entities Listing as of December 31, 2024
23.1*	Consent of BDO USA, P.C.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**
Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

Exhibit	Description
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
99.1
Release and Waiver, by and between Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022) (File No. 001-31775)

99.2
Second Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III, dated as of January 4, 2021 (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on January 5, 2021) (File No. 001-31775)

99.3
Release and Waiver, by and between Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022) (File No. 001-31775)

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2025.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 21, 2025
Monty J. Bennett

/s/ STEPHEN ZSIGRAY	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2025
Stephen Zsigray

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 21, 2025
Deric S. Eubanks

/s/ JUSTIN R. COE	Chief Accounting Officer (Principal Accounting Officer)	March 21, 2025
Justin R. Coe

/s/ J. ROBISON HAYS, III	Director	March 21, 2025
J. Robison Hays, III

/s/ DAVE JOHNSON	Director	March 21, 2025
Dave Johnson

/s/ FREDERICK J. KLEISNER	Director	March 21, 2025
Frederick J. Kleisner

/s/ AMISH GUPTA	Director	March 21, 2025
Amish Gupta

/s/ SHERI L. PANTERMUEHL	Director	March 21, 2025
Sheri L. Pantermuehl

/s/ DAVINDER SRA	Director	March 21, 2025
Davinder Sra

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period (6)
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites	Austin, TX	$22,848	$1,204	$9,388	$193	$9,349	$1,397	$18,737	$20,134	$9,528	08/1998		(1), (2), (3)
Embassy Suites	Dallas, TX	15,123	1,878	8,907	238	15,053	2,116	23,960	26,076	10,577	12/1998		(1), (2), (3)
Embassy Suites	Herndon, VA	19,532	1,303	9,836	277	3,747	1,580	13,583	15,163	8,676	12/1998		(1), (2), (3)
Embassy Suites	Las Vegas, NV	29,613	3,307	16,952	397	4,387	3,704	21,339	25,043	12,590	05/1999		(1), (2), (3)
Embassy Suites	Houston, TX	17,417	1,799	10,404	—	3,115	1,799	13,519	15,318	6,805		03/2005	(1), (2), (3)
Embassy Suites	West Palm Beach, FL	19,365	3,277	13,949	—	10,867	3,277	24,816	28,093	9,386		03/2005	(1), (2), (3)
Embassy Suites	Philadelphia, PA	19,636	5,791	34,819	—	3,239	5,791	38,058	43,849	18,160		12/2006	(1), (2), (3)
Embassy Suites	Arlington, VA	38,140	36,065	41,588	—	7,571	36,065	49,159	85,224	23,514		04/2007	(1), (2), (3)
Embassy Suites (4)	Portland, OR	72,763	11,110	60,048	(5,615)	(39,309)	5,495	20,739	26,234	1,216		04/2007	(1), (2), (3)
Embassy Suites	Santa Clara, CA	55,489	8,948	46,239	—	7,987	8,948	54,226	63,174	25,860		04/2007	(1), (2), (3)
Embassy Suites	Orlando, FL	18,534	5,674	21,593	—	5,166	5,674	26,759	32,433	12,503		04/2007	(1), (2), (3)
Hilton Garden Inn	Jacksonville, FL	11,496	1,751	9,164	—	1,962	1,751	11,126	12,877	6,157		11/2003	(1), (2), (3)
Hilton Garden Inn	Austin, TX	62,970	7,605	48,725	—	9	7,605	48,734	56,339	12,855		03/2015	(1), (2), (3)
Hilton Garden Inn	Baltimore, MD	15,413	4,027	20,199	—	1,637	4,027	21,836	25,863	6,677		03/2015	(1), (2), (3)
Hilton Garden Inn	Virginia Beach, VA	30,545	4,101	26,329	—	1,355	4,101	27,684	31,785	6,986		03/2015	(1), (2), (3)
Hilton	Ft. Worth, TX	42,854	4,538	13,922	—	11,293	4,538	25,215	29,753	13,319		03/2005	(1), (2), (3)
Hilton	Houston, TX	19,509	2,200	13,247	—	5,072	2,200	18,319	20,519	9,807		03/2005	(1), (2), (3)
Hilton	St. Petersburg, FL	47,654	2,991	13,907	(1,130)	11,551	1,861	25,458	27,319	11,421		03/2005	(1), (2), (3)
Hilton	Santa Fe, NM	20,526	7,004	10,689	—	2,638	7,004	13,327	20,331	6,734		12/2006	(1), (2), (3)
Hilton	Bloomington, MN	32,348	5,685	59,139	—	4,588	5,685	63,727	69,412	29,457		04/2007	(1), (2), (3)
Hilton (4)	Costa Mesa, CA	54,033	12,917	91,791	(7,145)	(67,028)	5,772	24,763	30,535	507		04/2007	(1), (2), (3)
Hilton	Parsippany, NJ	36,184	7,293	58,098	—	1,533	7,293	59,631	66,924	16,479		03/2015	(1), (2), (3)
Hilton	Tampa, FL	26,081	5,206	21,186	—	2,504	5,206	23,690	28,896	8,809		03/2015	(1), (2), (3)
Hilton	Alexandria, VA	62,753	14,459	96,602	—	886	14,459	97,488	111,947	17,722		06/2018	(1), (2), (3)
Hilton	Santa Cruz, CA	22,132	9,399	38,129	—	1,638	9,399	39,767	49,166	8,890		02/2019	(1), (2), (3)
Hampton Inn	Evansville, IN	10,872	1,301	5,034	—	8,865	1,301	13,899	15,200	5,621		09/2004	(1), (2), (3)
Hampton Inn	Parsippany, NJ	17,716	3,268	24,306	—	(539)	3,268	23,767	27,035	6,205		03/2015	(1), (2), (3)
Marriott	Beverly Hills, CA	95,729	6,510	22,061	—	2,864	6,510	24,925	31,435	12,700		03/2005	(1), (2), (3)
Marriott	Arlington, VA	121,500	20,637	101,376	—	11,957	20,637	113,333	133,970	56,805		07/2006	(1), (2), (3)
Marriott	Dallas, TX	23,637	2,701	30,893	—	6,176	2,701	37,069	39,770	15,788		04/2007	(1), (2), (3)
Marriott	Fremont, CA	39,959	5,800	44,200	—	11,497	5,800	55,697	61,497	19,169		08/2014	(1), (2), (3)
Marriott	Memphis, TN	18,502	6,210	37,284	—	(2,152)	6,210	35,132	41,342	9,189		02/2015	(1), (2), (3)
Marriott	Irving, TX	63,346	8,330	82,272	—	13,890	8,330	96,162	104,492	31,902		03/2015	(1), (2), (3)
Marriott	Omaha, NE	15,061	6,641	49,887	—	2,743	6,641	52,630	59,271	15,922		03/2015	(1), (2), (3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period (6)
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Marriott	Sugarland, TX	59,210	9,047	84,043	—	14,165	9,047	98,208	107,255	24,842		03/2015	(1), (2), (3)
Courtyard by Marriott	Bloomington, IN	13,933	900	10,741	—	4,129	900	14,870	15,770	6,342		09/2004	(1), (2), (3)
Courtyard by Marriott - Tremont (7)	Boston, MA	97,368	24,494	85,246	—	555	24,494	85,801	110,295	23,173		03/2015	(1), (2), (3)
Courtyard by Marriott	Denver, CO	31,720	9,342	29,656	—	918	9,342	30,574	39,916	9,399		03/2015	(1), (2), (3)
Courtyard by Marriott	Gaithersburg, MD	27,162	5,128	30,522	—	504	5,128	31,026	36,154	8,589		03/2015	(1), (2), (3)
Courtyard by Marriott	Crystal City, VA	41,599	5,411	38,610	—	6,893	5,411	45,503	50,914	24,395		06/2005	(1), (2), (3)
Courtyard by Marriott	Overland Park, KS	9,255	1,868	14,030	—	1,451	1,868	15,481	17,349	7,615		06/2005	(1), (2), (3)
Courtyard by Marriott	Foothill Ranch, CA	21,255	2,447	16,005	—	1,291	2,447	17,296	19,743	8,668		06/2005	(1), (2), (3)
Courtyard by Marriott	Alpharetta, GA	19,230	2,244	12,345	—	1,761	2,244	14,106	16,350	7,017		06/2005	(1), (2), (3)
Marriott Residence Inn	Evansville, IN	7,658	961	5,972	(1)	3,254	960	9,226	10,186	3,610		09/2004	(1), (2), (3)
Marriott Residence Inn	Orlando, FL	16,627	6,554	40,539	—	9,196	6,554	49,735	56,289	27,396		06/2005	(1), (2), (3)
Marriott Residence Inn	Falls Church, VA	25,573	2,752	34,979	—	3,692	2,752	38,671	41,423	19,479		06/2005	(1), (2), (3)
Marriott Residence Inn	San Diego, CA	28,635	3,156	29,514	—	1,606	3,156	31,120	34,276	15,677		06/2005	(1), (2), (3)
Tribute Portfolio	Santa Fe, NM	35,697	8,094	42,058	—	2,880	8,094	44,938	53,032	8,013		10/2018	(1), (2), (3)
Ritz-Carlton	Atlanta, GA	93,045	2,477	80,139	—	14,232	2,477	94,371	96,848	31,000		03/2015	(1), (2), (3)
Renaissance	Nashville, TN	267,200	20,671	158,260	—	31,119	20,671	189,379	210,050	61,562		03/2015	(1), (2), (3)
Renaissance	Palm Springs, CA	48,966	—	74,112	—	3,151	—	77,263	77,263	23,155		03/2015	(1), (2), (3)
Sheraton Hotel	Minneapolis, MN	17,223	2,953	14,280	(51)	1,528	2,902	15,808	18,710	7,926		03/2005	(1), (2), (3)
Sheraton Hotel	Indianapolis, IN	57,970	3,100	22,041	—	11,515	3,100	33,556	36,656	16,332		03/2005	(1), (2), (3)
Sheraton Hotel	Anchorage, AK	18,016	4,023	39,363	—	7,004	4,023	46,367	50,390	22,271		12/2006	(1), (2), (3)
Sheraton Hotel	San Diego, CA	24,992	7,294	36,382	—	3,679	7,294	40,061	47,355	18,166		12/2006	(1), (2), (3)
Hyatt Regency	Coral Gables, FL	43,683	4,805	50,820	—	11,803	4,805	62,623	67,428	30,403		04/2007	(1), (2), (3)
Hyatt Regency	Hauppauge, NY	34,304	6,284	35,669	—	(2,235)	6,284	33,434	39,718	12,628		03/2015	(1), (2), (3)
Hyatt Regency	Savannah, GA	65,789	14,041	72,721	—	3,739	14,041	76,460	90,501	21,651		03/2015	(1), (2), (3)
Crown Plaza	Key West, FL	53,466	—	27,514	—	38,707	—	66,221	66,221	23,106		03/2005	(1), (2), (3)
Annapolis Historic Inn	Annapolis, MD	15,352	3,028	7,833	—	1,627	3,028	9,460	12,488	4,731		03/2005	(1), (2), (3)
Lakeway Resort & Spa	Austin, TX	13,360	4,541	28,940	—	1,205	4,541	30,145	34,686	11,383		02/2015	(1), (2), (3)
Silversmith	Chicago, IL	26,363	4,782	22,398	—	(1,576)	4,782	20,822	25,604	6,643		03/2015	(1), (2), (3)
The Churchill	Washington, DC	39,074	25,898	32,304	—	1,819	25,898	34,123	60,021	9,932		03/2015	(1), (2), (3)
The Melrose	Washington, DC	71,710	29,277	62,507	—	(1,586)	29,277	60,921	90,198	15,664		03/2015	(1), (2), (3)
Le Pavillon	New Orleans, LA	37,000	10,933	51,549	(2,601)	22,745	8,332	74,294	82,626	18,993		06/2015	(1), (2), (3)
Westin	Princeton, NJ	—	6,475	52,195	—	2,865	6,475	55,060	61,535	16,427		03/2015	(1), (2), (3)
Atlanta Hotel Indigo	Atlanta, GA	12,330	3,230	23,713	—	3,081	3,230	26,794	30,024	8,459		10/2015	(1), (2), (3)
Le Meridien	Ft. Worth, TX	36,683	4,609	82,749	(9)	7,396	4,600	90,145	94,745	1,525	08/2025		(1), (2), (3)
Hampton Inn	Buford, GA	10,000	1,168	5,338	—	3,699	1,168	9,037	10,205	5,808		07/2004	(1), (2), (3)
SpringHill Suites by Marriott	Buford, GA	4,500	1,132	6,089	—	7,012	1,132	13,101	14,233	5,799		07/2004	(1), (2), (3)
Marriott Residence Inn	Manchester, CT	7,700	1,462	8,306	—	6,940	1,462	15,246	16,708	5,648		04/2007	(1), (2), (3)
Marriott Residence Inn	Jacksonville, FL	8,000	1,997	16,084	—	5,405	1,997	21,489	23,486	11,587		05/2007	(1), (2), (3)
Total(5)		$2,660,928	$477,508	$2,677,729	$(15,447)	$303,280	$462,061	$2,981,009	$3,443,070	$1,052,950

_________________________
(1)    Estimated useful life for buildings is 39 years.
(2)    Estimated useful life for building improvements is 7.5 years.
(3)    Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4)    Amounts include impairment charges.
(5)     Hilton Marietta is not included in this schedule as it is operated through a lease.
(6)    The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $2.4 billion as of December 31, 2024.
(7)     Hotel property was held for sale as of December 31, 2024.

	Year Ended December 31,
	2024	2023	2022
Investment in Real Estate:
Beginning balance	$4,245,264	$4,546,384	$4,663,153
Additions	102,232	206,737	125,244
Impairment/write-offs	(255,732)	(194,343)	(195,736)
Sales/disposals	(631,383)	(292,268)	(46,277)
Assets held for sale	(110,295)	(21,246)	—
Ending balance	$3,350,086	$4,245,264	$4,546,384
Accumulated Depreciation:
Beginning balance	1,293,332	1,428,053	1,432,443
Depreciation expense	152,832	188,021	201,926
Impairment/write-offs	(196,402)	(194,343)	(195,736)
Sales/disposals	(195,710)	(119,102)	(10,580)
Assets held for sale	(23,173)	(9,297)	—
Ending balance	$1,030,879	$1,293,332	$1,428,053
Investment in Real Estate, net	$2,319,207	$2,951,932	$3,118,331