Form 10-Q
period 2025-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2025-05-14
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	5,860,754
(Class)	Outstanding at May 12, 2025

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Investments in hotel properties, gross ($159,197 and $159,378 attributable to VIEs)	$3,334,874	$3,350,086
Accumulated depreciation ($(32,217) and $(30,365) attributable to VIEs)	(1,036,328)	(1,030,879)
Investments in hotel properties, net ($126,980 and $129,012 attributable to VIEs)	2,298,546	2,319,207
Contract asset	376,717	366,671
Cash and cash equivalents ($5,131 and $7,286 attributable to VIEs)	85,787	112,907
Restricted cash ($3,410 and $3,430 attributable to VIEs)	139,190	99,695
Accounts receivable ($738 and $614 attributable to VIEs), net of allowance of $507 and $435, respectively	48,020	35,579
Inventories ($44 and $57 attributable to VIEs)	3,684	3,631
Notes receivable, net	10,958	10,565
Investments in unconsolidated entities	7,159	7,590
Deferred costs, net ($170 and $181 attributable to VIEs)	1,817	1,788
Prepaid expenses ($443 and $430 attributable to VIEs)	19,553	11,667
Derivative assets	3,313	2,594
Operating lease right-of-use assets	43,706	43,780
Other assets ($2,576 and $2,660 attributable to VIEs)	21,049	26,680
Intangible assets	797	797
Due from third-party hotel managers	22,125	21,206
Assets held for sale	—	96,628
Total assets	$3,082,421	$3,160,985
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($65,619 and $65,548 attributable to VIEs)	$2,651,183	$2,629,289
Debt associated with hotels in receivership	314,640	314,640
Finance lease liability	17,903	17,992
Other finance liability ($27,092 and $27,058 attributable to VIEs)	27,092	27,058
Accounts payable and accrued expenses ($19,235 and $19,963 attributable to VIEs)	129,185	137,506
Accrued interest payable ($473 and $230 attributable to VIEs)	17,658	10,212
Accrued interest associated with hotels in receivership	62,077	52,031
Dividends and distributions payable ($1 and $1 attributable to VIEs)	4,125	3,952
Due to Ashford Inc., net ($5,336 and $5,997 attributable to VIEs)	17,600	25,635
Due to related parties, net ($288 and $113 attributable to VIEs)	4,532	2,850
Due to third-party hotel managers ($25 and $22 attributable to VIEs)	1,421	1,145
Intangible liabilities, net	1,973	1,981
Operating lease liabilities	44,263	44,369
Other liabilities ($1,709 and $1,726 attributable to VIEs)	4,899	4,972
Liabilities related to assets held for sale	—	99,139
Total liabilities	3,298,551	3,372,771
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	22,262	22,509
Series J Redeemable Preferred Stock, $0.01 par value, 7,677,717 and 6,799,638 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	177,247	156,671
Series K Redeemable Preferred Stock, $0.01 par value, 759,086 and 601,175 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	18,779	14,869
Equity (deficit):
Preferred stock, $0.01 par value, 55,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,111,127 and 1,111,127 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	11	11
Series F Cumulative Preferred Stock, 1,037,044 and 1,037,044 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	10	10
Series G Cumulative Preferred Stock, 1,470,948 and 1,470,948 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	15	15
Series H Cumulative Preferred Stock, 1,037,956 and 1,037,956 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	10	10
Series I Cumulative Preferred Stock, 1,034,303 and 1,034,303 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	11	11
Common stock, $0.01 par value, 395,000,000 shares authorized, 5,790,076 and 5,636,595 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	58	56
Additional paid-in capital	2,393,647	2,392,518
Accumulated deficit	(2,839,867)	(2,811,868)
Total stockholders’ equity (deficit) of the Company	(446,105)	(419,237)
Noncontrolling interest in consolidated entities	11,687	13,402
Total equity (deficit)	(434,418)	(405,835)
Total liabilities and equity/deficit	$3,082,421	$3,160,985
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
REVENUE
Rooms	$206,301	$229,207
Food and beverage	54,529	57,358
Other hotel revenue	16,220	16,692
Total hotel revenue	277,050	303,257
Other	309	639
Total revenue	277,359	303,896
EXPENSES
Hotel operating expenses:
Rooms	47,790	54,680
Food and beverage	35,726	37,831
Other expenses	95,110	106,826
Management fees	9,848	11,550
Total hotel expenses	188,474	210,887
Property taxes, insurance and other	16,049	17,364
Depreciation and amortization	37,339	40,544
Advisory services fee	11,545	15,201
Corporate, general and administrative	4,332	8,272
Total operating expenses	257,739	292,268
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	31,868	6,956
Gain (loss) on derecognition of assets	10,046	133,909
OPERATING INCOME (LOSS)	61,534	152,493
Equity in earnings (loss) of unconsolidated entities	(431)	(534)
Interest income	1,214	1,984
Other income (expense)	—	36
Interest expense and amortization of discounts and loan costs	(66,802)	(73,961)
Interest expense associated with hotels in receivership	(10,046)	(12,098)
Write-off of premiums, loan costs and exit fees	(4,597)	(18)
Gain (loss) on extinguishment of debt	(13)	45
Realized and unrealized gain (loss) on derivatives	(2,740)	4,761
INCOME (LOSS) BEFORE INCOME TAXES	(21,881)	72,708
Income tax (expense) benefit	(317)	(303)
NET INCOME (LOSS)	(22,198)	72,405
(Income) loss attributable to noncontrolling interest in consolidated entities	1,776	9
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	451	(853)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(19,971)	71,561
Preferred dividends	(6,729)	(5,011)
Deemed dividends on redeemable preferred stock	(1,057)	(682)
Gain (loss) on extinguishment of preferred stock	—	1,573
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,757)	$67,441

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(4.91)	$17.45
Weighted average common shares outstanding – basic	5,651	3,846
Diluted:
Net income (loss) attributable to common stockholders	$(4.91)	$5.99
Weighted average common shares outstanding – diluted	5,651	11,673
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(22,198)	$72,405
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	(22,198)	72,405
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	1,776	9
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	451	(853)
Comprehensive income (loss) attributable to the Company	$(19,971)	$71,561
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,637	$56	$2,392,518	$(2,811,868)	$13,402	$(405,835)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	—	(4)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	(29)	—	13	(16)
Issuances of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	—	(30)
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	—	(587)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(478)	—	(478)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(678)	—	(678)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(487)	—	(487)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(485)	—	(485)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,662)	—	(3,662)
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(352)	—	(352)
Dividends declared - Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Issuance of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54	54
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(242)	—	(242)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,057)	—	(1,057)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	153	2	1,192	—	—	1,194
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,971)	(1,776)	(21,747)
Balance at March 31, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,790	$58	$2,393,647	$(2,839,867)	$11,687	$(434,418)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	6,800	$156,671	601	$14,869	$22,509
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	(38)
Issuances of preferred stock	919	20,608	167	4,015	—
Costs for issuances of common shares	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—
Dividends declared - Stirling OP	—	—	—	—	—
Issuance of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	242
Redemption value adjustment – preferred stock	—	938	—	119	—
Redemption of preferred stock	(41)	(970)	(9)	(224)	—
Net income (loss)	—	—	—	—	(451)
Balance at March 31, 2025	7,678	$177,247	759	$18,779	$22,262

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,160	$12	1,175	$11	1,532	$15	1,170	$12	1,161	$12	3,742	$37	$2,383,312	$(2,729,312)	$14,859	$(331,042)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(3)	—	(49)	—	—	(49)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	320	—	13	333
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	142	2	2,133	—	—	2,135
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(613)	—	(613)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(509)	—	(509)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(706)	—	(706)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(515)	—	(515)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(536)	—	(536)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,012)	—	(2,012)
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(120)	—	(120)
Dividends declared - Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13	13
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	791	—	791
Redemption value adjustment - preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(682)		(682)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	2	—	32	—	—	32
Extinguishment of preferred stock	—	—	(71)	—	—	—	(71)	(1)	(17)	(1)	134	1	(1,572)	1,573	—	—
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,048	2,048
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	71,561	(9)	71,552
Balance at March 31, 2024	1,160	$12	1,104	$11	1,532	$15	1,099	$11	1,144	$11	4,017	$40	$2,384,176	$(2,661,080)	$16,920	$(259,884)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	3,475	$79,975	194	$4,783	$22,007
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	231
Issuance of common stock	—	—	—	—	—
Issuance of preferred stock	878	19,562	69	1,656	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—
Dividends declared - Stirling OP	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	(791)
Redemption value adjustment – preferred stock	—	655	—	27	—
Redemption of preferred stock	—	—	(1)	(32)	—
Extinguishment of preferred stock	—	—	—	—	—
Contributions from noncontrolling interest in consolidated entities	—	—	—	—	—
Net income (loss)	—	—	—	—	853
Balance at March 31, 2024	4,353	$100,192	262	$6,434	$22,300
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(22,198)	$72,405
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,339	40,544
Amortization of intangibles	(39)	17
Recognition of deferred income	(72)	(56)
Bad debt expense	397	585
Deferred income tax expense (benefit)	(34)	16
Equity in (earnings) loss of unconsolidated entities	431	534
(Gain) loss on consolidation of VIE and disposition of assets and hotel properties	(31,868)	(6,956)
(Gain) loss on derecognition of assets	(10,046)	(133,909)
(Gain) loss on extinguishment of debt	13	(45)
Realized and unrealized (gain) loss on derivatives	2,740	(4,761)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	9,563	2,966
Equity-based compensation	(54)	564
Non-cash interest income	(393)	(421)
Changes in operating assets and liabilities, exclusive of the effect of the consolidation of VIE and disposition of asset and hotel properties and derecognition of assets:
Accounts receivable and inventories	(12,562)	(15,727)
Prepaid expenses and other assets	(2,342)	(4,727)
Accounts payable and accrued expenses and accrued interest payable	796	3,986
Accrued interest associated with hotels in receivership	10,046	9,016
Due to/from related parties	1,682	(3,658)
Due to/from third-party hotel managers	(245)	(3,516)
Due to/from Ashford Inc., net	(8,144)	(3,250)
Operating lease liabilities	(107)	(102)
Operating lease right-of-use assets	105	41
Net cash provided by (used in) operating activities	(24,992)	(46,454)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(19,851)	(33,930)
Net proceeds from disposition of assets and hotel properties	119,204	18,855
Payments for initial franchise fees	(66)	—
Issuance of note receivable	—	(1,887)
Proceeds from property insurance	213	154
Net cash provided by (used in) investing activities	99,500	(16,808)
Cash Flows from Financing Activities
Borrowings on indebtedness	471,562	—
Repayments of indebtedness	(523,535)	(22,052)
Payments for loan costs and exit fees	(33,591)	(1,939)
Payments for dividends and distributions	(5,647)	(4,586)
Payments for derivatives	(4,342)	(5,280)
Proceeds from derivatives	1,876	9,094
Proceeds from common stock offerings	—	2,043
Proceeds from preferred stock offerings	23,709	20,877
Payments on finance lease liabilities	(89)	(82)
Issuance of Stirling OP common units	51	10
Contributions from noncontrolling interest in consolidated entities	—	2,048
Net cash provided by (used in) financing activities	(70,006)	133
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	4,502	(63,129)
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	220,475	311,534
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$224,977	$248,405

	Three Months Ended March 31,
	2025	2024
Supplemental Cash Flow Information
Interest paid	$54,507	$76,129
Income taxes paid (refunded)	(15)	(403)

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$11,958	$16,264
Non-cash extinguishment of preferred stock	—	3,835
Issuance of common stock from preferred stock exchanges	—	2,262
Non-cash preferred stock dividends	913	341
Unsettled proceeds from derivatives	88	1,295
Non-cash derecognition of assets	—	231,639
Dividends and distributions declared but not paid	4,125	3,651

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$112,907	$165,231
Restricted cash at beginning of period	99,695	146,079
Cash, cash equivalents and restricted cash at beginning of period	$212,602	$311,310
Cash and cash equivalents at beginning of period included in assets held for sale	15	1
Restricted cash at beginning of period included in assets held for sale	7,858	223
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	$220,475	$311,534

Cash and cash equivalents at end of period	$85,787	$111,065
Restricted cash at end of period	139,190	132,949
Cash, cash equivalents and restricted cash at end of period	$224,977	$244,014
Cash and cash equivalents at end of period included in assets held for sale	—	1,592
Restricted cash at end of period included in assets held for sale	—	2,799
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$224,977	$248,405
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”). While our portfolio currently consists of upscale hotels and upper upscale full-service hotels, our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the United States that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average, and in all methods including direct real estate, equity, and debt. We currently anticipate future investments will predominantly be in upper upscale hotels. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. Terms such as the “Company,” “we,” “us” or “our” refer to Ashford Hospitality Trust, Inc. and, as the context may require, all entities included in its consolidated financial statements.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of March 31, 2025, we held interests in the following assets:
•67 consolidated operating hotel properties, which represent 16,736 total rooms;
•one consolidated operating hotel property, which represents 188 total rooms through a 29.3% owned investment in a consolidated entity;
•four consolidated operating hotel properties, which represent 405 total rooms owned through a 98.7% ownership interest in Stirling REIT OP, LP (“Stirling OP”), which was formed by Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $7.2 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2025, our 68 operating hotel properties and four Stirling OP hotel properties were leased or owned by our wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through an advisory agreement. Our 68 operating hotel properties and four Stirling OP hotel properties in our consolidated portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 50 of our 68 operating hotel properties and three of the four Stirling OP hotel properties. Third-party management companies manage the remaining hotel properties.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On September 27, 2024, our board of directors approved a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10. This reverse stock split converted every ten issued and outstanding shares of common stock into one share of common stock. The reverse stock split was effective as of the close of business on October 25, 2024. As a result of the reverse stock split, the number of outstanding shares of common stock was reduced from approximately 55.2 million shares to approximately 5.5 million shares. Additionally, the number of outstanding common units, Long-Term Incentive Plan (“LTIP”) units and Performance LTIP units was reduced from approximately 2.1 million units to approximately 208,000 units. All common stock, common units, LTIP units, Performance LTIP units, performance stock units and restricted stock units as well as per share data related to these classes of equity have been revised in the accompanying consolidated financial statements to reflect this reverse stock split for all periods presented.
2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned joint ventures in which it has a controlling interest. All inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025.
Ashford Trust OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Ashford Trust OP that most significantly impact its economic performance, including, but not limited to, operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly owned subsidiary, Ashford OP General Partner LLC, its general partner. As such, we consolidate Ashford Trust OP.
815 Commerce Managing Member, LLC (“815 Commerce MM”) is considered to be a VIE, as defined by authoritative accounting guidance. On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce MM, which developed the Le Meridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. During 2023, the Company entered into a loan agreement with the manager of 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. As of March 31, 2025, the Company has funded $8.8 million.
The Company has a Contribution Agreement with Stirling OP, a subsidiary of Stirling Inc. Pursuant to the terms of the Contribution Agreement, the Company contributed its equity interests, and the associated debt and other obligations, in Residence Inn Manchester, Hampton Inn Buford, SpringHill Suites Buford and Residence Inn Jacksonville to Stirling OP in exchange for 1.4 million Class I units of Stirling OP.
The Company determined Ashford Trust is the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprising of: (i) Ashford Trust and (ii) the stockholders who have control over the election or removal of the board of directors of Stirling Inc. that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by the Company through its equity interest, and substantially all of the activities are performed on the Company’s behalf. As such, the properties and debt continue to be reflected on the Company's balance sheet at their historical carrying values. As of March 31, 2025, Ashford Trust remains the primary beneficiary and continues to consolidate Stirling OP.
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following transactions affect reporting comparability of our consolidated financial statements:

Property	Location	Type	Date
Courtyard Columbus Tipton Lakes	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
One Ocean	Atlantic Beach, FL	Disposition	June 27, 2024
The Ashton	Fort Worth, TX	Disposition	July 16, 2024
Le Meridien Fort Worth	Fort Worth, TX	Developed	August 29, 2024
Courtyard Boston	Boston, MA	Disposition	January 10, 2025
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
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of March 31, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization and depletion) included in certain expense captions presented on the face of the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended March 31, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$14,585	$4,294	$1,171	$—	$20,050
Dallas / Ft. Worth, TX Area	5	15,848	4,298	1,345	—	21,491
Houston, TX Area	3	6,980	2,282	312	—	9,574
Los Angeles, CA Metro Area	4	18,381	5,239	1,348	—	24,968
Miami, FL Metro Area	2	9,257	3,500	446	—	13,203
Minneapolis - St. Paul, MN Area	2	2,401	928	127	—	3,456
Nashville, TN Area	1	13,803	8,970	1,101	—	23,874
New York / New Jersey Metro Area	4	8,427	3,543	481	—	12,451
Orlando, FL Area	2	6,952	447	528	—	7,927
Philadelphia, PA Area	1	2,175	225	243	—	2,643
San Diego, CA Area	2	5,046	342	358	—	5,746
San Francisco - Oakland, CA Metro Area	3	8,958	1,315	465	—	10,738
Tampa, FL Area	2	10,244	2,580	629	—	13,453
Washington D.C. - MD - VA Area	9	30,817	6,054	2,898	—	39,769
Other Areas	26	52,317	10,494	4,735	—	67,546
Disposed/derecognized properties	1	110	18	33	—	161
Corporate	—	—	—	—	309	309
Total	73	$206,301	$54,529	$16,220	$309	$277,359

	Three Months Ended March 31, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$13,317	$4,177	$937	$—	$18,431
Dallas / Ft. Worth, TX Area	5	13,299	4,748	841	—	18,888
Houston, TX Area	3	6,123	2,477	250	—	8,850
Los Angeles, CA Metro Area	4	18,941	5,049	1,133	—	25,123
Miami, FL Metro Area	2	9,217	3,063	358	—	12,638
Minneapolis - St. Paul, MN Area	2	2,549	806	134	—	3,489
Nashville, TN Area	1	13,533	8,134	1,114	—	22,781
New York / New Jersey Metro Area	4	8,183	3,517	437	—	12,137
Orlando, FL Area	2	6,944	408	610	—	7,962
Philadelphia, PA Area	1	2,273	215	245	—	2,733
San Diego, CA Area	2	5,208	318	387	—	5,913
San Francisco - Oakland, CA Metro Area	3	8,988	1,333	391	—	10,712
Tampa, FL Area	2	9,633	2,311	507	—	12,451
Washington D.C. - MD - VA Area	9	29,825	6,061	2,162	—	38,048
Other Areas	26	51,348	11,010	4,358	—	66,716
Disposed/derecognized properties	24	29,826	3,731	2,828	—	36,385
Corporate	—	—	—	—	639	639
Total	96	$229,207	$57,358	$16,692	$639	$303,896

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$437,567	$437,567
Buildings and improvements	2,686,615	2,700,234
Furniture, fixtures and equipment	176,008	171,762
Construction in progress	17,415	23,254
Hilton Marietta finance lease	17,269	17,269
Total cost	3,334,874	3,350,086
Accumulated depreciation	(1,036,328)	(1,030,879)
Investments in hotel properties, net	$2,298,546	$2,319,207
5. Dispositions and Impairment Charges
Dispositions
On January 10, 2025, the Company completed the sale of the 315-room Courtyard Boston Downtown located in Boston, Massachusetts, for $123.0 million, subject to customary pro rations and adjustments.
The results of operations for disposed and derecognized hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2024 and 2025 dispositions. The following table includes condensed financial information for the three months ended March 31, 2025 and 2024 from the Company’s dispositions (in thousands):

	Three Months Ended March 31,
	2025	2024
Total hotel revenue	$159	$36,385
Total hotel operating expenses	(363)	(27,036)
Property taxes, insurance and other	180	(2,971)
Depreciation and amortization	—	(4,221)
Total operating expenses	(183)	(34,228)
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	31,868	6,956
Gain (loss) on derecognition of assets	10,046	133,909
Operating income (loss)	41,890	143,022
Interest income	—	101
Interest expense and amortization of discounts and loan costs	(126)	(6,310)
Interest expense associated with hotels in receivership	(10,046)	(12,098)
Income (loss) before income taxes	31,718	124,715
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(507)	(1,559)
Net income (loss) attributable to the Company	$31,211	$123,156
Impairment Charges
For the three months ended March 31, 2025 and 2024, no impairment charges were recorded.
6. Investments in Unconsolidated Entities
As of March 31, 2025, the Company had invested $9.1 million in an entity that holds the Meritage Investment in Napa, California, and $5.5 million in OpenKey, a consolidated subsidiary of Ashford Inc. Our investments are recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and are accounted for under the equity method of accounting as we have been deemed to have significant influence over the entities under the applicable accounting guidance.
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the investment. Any other-than-temporary impairment is recorded in equity in earnings (loss) of unconsolidated entities. In the fourth quarter of 2024, we recorded an impairment charge for our OpenKey investment of approximately $1.0 million, which reduced the carrying value to $0. No impairment charges were recorded during the three months ended March 31, 2025 and 2024.
The following table summarizes our carrying value in unconsolidated entities:

	March 31, 2025	December 31, 2024
Carrying value of the Meritage Investment (in thousands)	$7,159	$7,590
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2025	2024
OpenKey	$—	$(109)
Meritage Investment	(431)	(425)
	$(431)	$(534)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

						March 31, 2025	December 31, 2024
Indebtedness	Collateral		Maturity	Interest Rate		Debt Balance	Debt Balance
Mortgage loan (2)	2	hotels	February 2025		4.45%	$—	$25,882
Mortgage loan (3)	1	hotel	March 2025		4.66%	21,971	22,132
Mortgage loan (4)	17	hotels	April 2025	SOFR(1) +	3.39%	409,750	409,750
Mortgage loan (5)	18	hotels	April 2025	SOFR(1) +	3.70%	743,625	862,027
Mortgage loan (6)	8	hotels	April 2025	SOFR(1) +	3.28%	325,000	325,000
Mortgage loan (2)	4	hotels	June 2025	SOFR(1) +	4.03%	—	143,877
Mortgage loan (2)	4	hotels	June 2025	SOFR(1) +	4.29%	—	159,424
Mortgage loan (2)	5	hotels	June 2025	SOFR(1) +	3.02%	—	109,473
Mortgage loan (7)	1	hotel	December 2025	SOFR(1) +	4.00%	37,000	37,000
Term loan (8)	Equity		January 2026		14.00%	—	44,722
Mortgage loan (9)	1	hotel	February 2026	SOFR(1) +	2.85%	12,330	12,330
Mortgage loan (10)	2	hotels	May 2026	SOFR(1) +	4.00%	98,450	98,450
Mortgage loan (11)	1	hotel	May 2026	SOFR(1) +	3.98%	267,200	267,200
Mortgage loan (2)	16	hotels	February 2027	SOFR(1) +	4.37%	580,000	—
Mortgage loan (12)	1	hotel	November 2027	SOFR(1) +	4.75%	121,500	121,500
Mortgage loan (13)	4	hotels	December 2028		8.51%	30,200	30,200
Bridge loan (14) (15)	1	hotel	April 2025		7.75%	20,898	20,898
Construction loan (14)	1	hotel	May 2033		11.26%	15,754	15,785
Total indebtedness						$2,683,678	$2,705,650
Premiums (discounts), net						348	331
Capitalized default interest and late charges						—	36
Deferred loan costs, net						(32,843)	(8,459)
Embedded debt derivative (8)						—	29,099
Indebtedness, net						$2,651,183	$2,726,657
Indebtedness, net related to assets held for sale (5)	1	hotel	April 2025	SOFR(1) +	3.70%	—	97,368
						$2,651,183	$2,629,289
_____________________________
(1)    SOFR rates were 4.32% and 4.33% at March 31, 2025 and December 31, 2024, respectively.
(2)    On February 12, 2025, this mortgage loan was refinanced into a new $580.0 million mortgage loan. The new mortgage loan is interest only and bears interest at a rate of SOFR + 4.37%, has a two-year initial term, and has three one-year extension options, subject to the satisfaction of certain conditions.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(3)    As of March 31, 2025, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest of 5.00% was accrued in addition to the stated interest rate, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations.
(4)     As of March 31, 2025, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest of 4.00% was accrued in addition to the stated interest rate, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations. On April 9, 2025, this mortgage loan was amended and was no longer in default. Terms of the amendment included extending the current maturity date from April 2025 to March 2026, and adding two one-year extension options, subject to the satisfaction of certain conditions.
(5)    This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions. The fifth one-year extension period began in April 2024. In January 2025, this mortgage loan was paid down $118.4 million in conjunction with the sale of the Courtyard Boston Downtown. On April 9, 2025 and May 9, 2025, we entered into agreements providing for a 30-day forbearance period through May 9, 2025 and June 9, 2025, respectively. See note 5.
(6)    This mortgage loan has six one-year extension options, subject to satisfaction of certain conditions. The sixth one-year extension period began in February 2025, subject to satisfaction of certain conditions by March 9, 2025. Effective March 9, 2025, the loan was amended to extend the satisfaction of conditions period to April 9, 2025. On April 9, 2025 and May 9, 2025, the loan was amended to further extend the satisfaction of conditions period to May 9, 2025 and June 9, 2025, respectively.
(7)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in December 2024. This mortgage loan has a SOFR floor of 0.50%.
(8)     On February 12, 2025, we repaid this term loan including the $30.0 million exit fee.
(9)     On February 24, 2025, we amended this mortgage loan. Terms of the amendment included extending the current maturity date to February 2026 and adding one one-year extension option, subject to satisfaction of certain conditions.
(10)      This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 0.50%.
(11)      This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(12)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.75%.
(13)    This loan is associated with Stirling OP. See discussion in notes 1 and 2.
(14)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in notes 1, 2 and 8.
(15)    This loan was amended in February 2025 and in April 2025. Terms of the amendment included extending the maturity date from February 2025 to April 2025, and from April 2025 to June 2025, respectively.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended March 31,
Line Item	2025	2024
Interest expense and amortization of discounts and loan costs	$(17)	$(861)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
On March 1, 2024, the Company received notice that the hotel properties that secured the KEYS Pool A and KEYS Pool B loans have been transferred to a court-appointed receiver. Below is a summary of the hotel properties that secured the KEYS Pool A and Pool B loans:
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
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We derecognized the hotel properties that secured the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotel properties, and accordingly recognized a gain of $133.9 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations for the three months ended March 31, 2024. We recorded a contract asset of $378.2 million as of March 31, 2024, which represented the liabilities from which we expect to be released upon final resolution with the lenders on the KEYS Pool A and KEYS Pool B mortgage loans in exchange for the transfer of ownership of the respective hotel properties. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third party purchaser.
For the three months ended March 31, 2025, we recognized an additional gain of $10.0 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
On March 6, 2025, the $22.1 million non-recourse mortgage loan secured by the Hilton Scotts Valley reached final maturity and was not repaid resulting in a default under the terms and conditions of the mortgage loan agreement.
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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of March 31, 2025, we were in compliance with all covenants related to mortgage loans, except where noted above. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
Interest Rate Derivatives—We use interest rate caps and floors to hedge our debt and cash flows, which are recorded at fair value. Payments from counterparties on in-the-money interest rate caps and floors are recognized as realized gains on our condensed consolidated statements of operations. See note 9.
Compound Embedded Debt Derivative—On February 12, 2025, we repaid the outstanding balance on on our corporate strategic financing with Oaktree Capital Management, L.P. (the “Oaktree Credit Agreement”), which included an exit fee of $30.0 million. Prior to the repayment date, the exit fee was considered under the applicable accounting guidance an embedded derivative liability that met the criteria for bifurcation from the debt host and was measured at estimated fair value at each reporting period. See note 9.
8. Note Receivable
The Company has a note receivable with the manager of 815 Commerce MM, who also holds a non-controlling interest in 815 Commerce MM. See discussion in note 2. The note receivable is payable within 30 days after demand. If the manager fails upon demand to repay the note receivable with interest, the Company will have the right to convert the unpaid principal plus all accrued interest thereon to an additional capital contribution, in which case the deemed additional capital contributions by the manager will be deemed to have not occurred and the percentage interests and the residual sharing percentages of the members shall be adjusted. The note receivable may be prepaid in whole or in part.
The following table summarizes the note receivable (dollars in thousands):

	Interest Rate	March 31, 2025	December 31, 2024
Note receivable (1)	18.0%	$10,958	$10,565
_____________________________
(1)    As of March 31, 2025, the Company’s note receivable balance consists of advances of $8.8 million and accrued interest of $2.1 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the interest income associated with the note receivable (in thousands):

	Three Months Ended March 31,
Line Item	2025	2024
Interest income	$393	$386
We review receivables for impairment each reporting period. Under this model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three months ended March 31, 2025 and 2024.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2025, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.319% to 3.404% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Prior to the Company’s repayment of the Oaktree term loan on February 12, 2025, we recorded an embedded debt derivative attributed to the Oaktree term loan’s compound embedded derivative liability. The compound embedded derivative liability was considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at December 31, 2023	$23,696
Re-measurement of fair value	(2,624)
Balance at March 31, 2024	21,072
Re-measurement of fair value	128
Balance at June 30, 2024	21,200
Re-measurement of fair value	1,200
Balance at September 30, 2024	22,400
Re-measurement of fair value	6,699
Balance at December 31, 2024	29,099
Re-measurement of fair value	901
Payment of derivative liability	(30,000)
Balance at March 31, 2025	$—
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2025:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$618	$—	$618	(1)
Interest rate derivatives - caps	—	2,695	—	2,695	(1)
Total	$—	$3,313	$—	$3,313

December 31, 2024:
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$434	$—	$434	(1)
Interest rate derivatives - caps	—	2,160	—	2,160	(1)
Total	$—	$2,594	$—	$2,594
Liabilities
Embedded debt derivative	$—	$—	$(29,099)	$(29,099)	(2)
Net	$—	$2,594	$(29,099)	$(26,505)
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

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2025		2024
Assets
Derivative assets:
Interest rate derivatives - floors	$184		$—
Interest rate derivatives - caps	(2,023)		2,137
Total	$(1,839)		$2,137

Liabilities
Derivative liabilities:
Embedded debt derivative	$(901)		$2,624
Net	$(2,740)		$4,761

Total combined
Interest rate derivatives - floors	$184		$—
Interest rate derivatives - caps	(2,345)		(6,577)
Embedded debt derivative	(901)		2,624
Unrealized gain (loss) on derivatives	(3,062)	(1)	(3,953)	(1)
Realized gain (loss) on interest rate caps	322	(1) (2)	8,714	(1) (2)
Net	$(2,740)		$4,761
____________________________________
(1)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Represents settled and unsettled payments from counterparties on interest rate caps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Summary of Fair Value of Financial Instruments
Determining estimated fair values of our financial instruments, such as notes receivable and indebtedness, requires considerable judgment to interpret market data. Market assumptions and/or estimation methodologies used may have a material effect on estimated fair value amounts. Accordingly, estimates presented are not necessarily indicative of amounts at which these instruments could be purchased, sold or settled. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$3,313	$3,313	$2,594	$2,594
Financial liabilities measured at fair value:
Embedded debt derivative	$—	$—	$29,099	$29,099

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$85,787	$85,787	$112,922	$112,922
Restricted cash (1)	139,190	139,190	107,553	107,553
Accounts receivable, net (1)	48,020	48,020	36,231	36,231
Notes receivable, net	10,958	10,958	10,565	10,565
Due from third-party hotel managers (1)	22,125	22,125	21,604	21,604

Financial liabilities not measured at fair value:
Indebtedness (1)	$2,684,026	$2,684,697	$2,705,981	$2,695,013
Indebtedness associated with hotels in receivership	314,640	257,546	314,640	257,546
Accounts payable and accrued expenses (1)	129,185	129,185	138,895	138,895
Accrued interest payable (1)	17,658	17,658	10,576	10,576
Accrued interest associated with hotels in receivership	62,077	62,077	52,031	52,031
Dividends and distributions payable	4,125	4,125	3,952	3,952
Due to Ashford Inc., net (1)	17,600	17,600	25,653	25,653
Due to related parties, net (1)	4,532	4,532	2,850	2,850
Due to third-party hotel managers	1,421	1,421	1,145	1,145
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of December 31, 2024.
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
Notes receivable, net. The carrying amount of notes receivable, net approximates its fair value. We estimate the fair value of the notes receivable, net to approximate the carrying value. This is considered a Level 2 valuation technique.
Derivative assets and embedded debt derivative. See notes 7 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness and indebtedness associated with hotels in receivership. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of total indebtedness to be approximately 100.0% of the carrying value of $2.7 billion at March 31, 2025 and approximately 99.6% of the carrying value of $2.7 billion at December 31, 2024. We estimated the fair value of indebtedness associated with hotels in receivership to be approximately 81.9% of the carrying value of $314.6 million at March 31, 2025 and approximately 81.9% of the carrying value of $314.6 million at December 31, 2024. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2025	2024
Income (loss) allocated to common stockholders - basic and diluted:
Income (loss) attributable to the Company	$(19,971)	$71,561
Less: dividends on preferred stock	(6,729)	(5,011)
Less: deemed dividends on redeemable preferred stock	(1,057)	(682)
Add: gain (loss) on extinguishment of preferred stock	—	1,573
Less: net (income) loss allocated to performance stock units	—	(347)
Distributed and undistributed income (loss) allocated to common stockholders - basic	$(27,757)	$67,094
Add back: dividends on preferred stock - Series J (inclusive of deemed dividends)	—	2,667
Add back: dividends on preferred stock - Series K (inclusive of deemed dividends)	—	147
Distributed and undistributed income (loss) allocated to common stockholders - basic and diluted	$(27,757)	$69,908

Weighted average common shares outstanding:
Weighted average shares outstanding - basic and diluted	5,651	3,846
Effect of assumed conversion of preferred stock - Series J	—	7,405
Effect of assumed conversion of preferred stock - Series K	—	422
Weighted average shares outstanding - diluted	5,651	11,673

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(4.91)	$17.45

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(4.91)	$5.99

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2025	2024
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	$—	$347
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(451)	853
Dividends on preferred stock - Series J (inclusive of deemed dividends)	4,600	—
Dividends on preferred stock - Series K (inclusive of deemed dividends)	471	—
Total	$4,620	$1,200

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of operating partnership units	92	50
Effect of assumed conversion of preferred stock - Series J	24,858	—
Effect of assumed conversion of preferred stock - Series K	2,247	—
Total	27,197	50
12. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (the “common units”) and the units issued under our LTIP units that are vested. Each common unit may be redeemed for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either: (i) issued pursuant to an effective registration statement; (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of March 31, 2025, there were approximately 28,000 Performance LTIP units outstanding, representing 250% of the target number granted for the 2023 grant.
As of March 31, 2025, we have issued a total of approximately 113,000 LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units other than approximately 61,000 Performance LTIP units and 22,000 LTIP units have reached full economic parity with, and are convertible into, common units upon vesting.
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	March 31, 2025	December 31, 2024
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$22,262	$22,509
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$186,480	$186,235
Ownership percentage of operating partnership	1.60%	1.02%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$451	$(853)
13. Equity and Equity-Based Compensation
Common Stock Dividends—The board of directors did not declare a quarterly common stock dividend in 2025 or 2024.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Preferred Dividends—The board of directors declared quarterly dividends per share as presented below:

	Three Months Ended March 31,
	2025	2024
8.45% Series D Cumulative Preferred Stock	$0.5281	$0.5281
7.375% Series F Cumulative Preferred Stock	0.4609	0.4609
7.375% Series G Cumulative Preferred Stock	0.4609	0.4609
7.50% Series H Cumulative Preferred Stock	0.4688	0.4688
7.50% Series I Cumulative Preferred Stock	0.4688	0.4688
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
The table below summarizes the activity (in thousands):

	Three Months Ended March 31,
	2025	2024
Common stock issued	—	142
Gross proceeds	$—	$2,247
Commissions and other expenses	$—	$22
Net proceeds	$—	$2,225
Stock Repurchases—On April 6, 2022, the board of directors approved a stock repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors authorized in December 2017. No shares of our common stock or preferred stock were repurchased subject to the repurchase program during the three months ended March 31, 2025 and 2024, respectively.
14. Redeemable Preferred Stock
Series J Redeemable Preferred Stock
On March 31, 2025, the Company concluded its offering of the Company’s Series J Redeemable Preferred Stock (the “Series J Preferred Stock”). Prior to March 31, 2025, the Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series J Preferred Stock. Pursuant to such equity distribution agreements, the Company offered a maximum of 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock (as defined below) in a primary offering at a price of $25.00 per share. The Company is also offering a maximum of 8.0 million shares of the Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).
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
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024
Series J Preferred Stock shares issued (1)	883	864
Net proceeds	$19,877	$19,444
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	March 31, 2025	December 31, 2024
Series J Preferred Stock	$177,247	$156,671
Cumulative adjustments to Series J Preferred Stock (1)	6,975	6,038
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2025	2024
Series J Preferred Stock	$3,662	$2,012
The following table summarizes Series J Preferred Stock redemptions settled in common stock (in thousands):

	Three Months Ended March 31,
	2025	2024
Series J Preferred Stock shares redeemed	41	—
Redemption amount, net of redemption fees	$970	$—
Common shares issued upon redemption	126	—
Series K Redeemable Preferred Stock
On March 31, 2025, the Company concluded its offering of the Company’s Series K Redeemable Preferred Stock (the “Series K Preferred Stock”). Prior to March 31, 2025, the Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series K Preferred Stock. Pursuant to such equity distribution agreements, the Company offered a maximum of 20.0 million shares of Series K Preferred Stock or Series J Preferred Stock in a primary offering at a price of $25.00 per share. The Company is also offering a maximum of 8.0 million shares of the Series K Preferred Stock or Series J Preferred Stock pursuant to the DRIP at the Stated Value.
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
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024
Series K Preferred Stock shares issued (1)	166	69
Net proceeds	$4,036	$1,676
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	March 31, 2025	December 31, 2024
Series K Preferred Stock	$18,779	$14,869
Cumulative adjustments to Series K Preferred Stock (1)	606	487
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2025	2024
Series K Preferred Stock	$352	$120

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes Series K Preferred Stock redemptions settled by the issuance of common stock (in thousands):

	Three Months Ended March 31,
	2025	2024
Series K Preferred Stock shares redeemed	9	1
Redemption amount, net of redemption fees	$224	$32
Common shares issued upon redemption	28	2
15. Related Party Transactions
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2025	2024
Advisory services fee
Base advisory fee	$8,069	$7,963
Reimbursable expenses (1)	3,182	6,398
Equity-based compensation (2)	(67)	536
Incentive fee	93	—
Total advisory services fee	$11,277	$14,897
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
On March 12, 2024, we entered into the Third Amended and Restated Advisory Agreement with Ashford LLC (as amended, the “Advisory Agreement”). The Advisory Agreement amends and restates the terms of the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to, among other items: (i) require the Company pay the advisor the Portfolio Company Fee (as defined in the Advisory Agreement) upon certain specified defaults under the Company’s loan agreements resulting in the foreclosure of the Company’s hotel properties; (ii) provide that there shall be no additional payments to the advisor from the amendments to the master hotel management agreement with Remington Hospitality and the master project management agreement with Premier until the Oaktree Credit Agreement is paid in full, and limits, for a period of two years thereafter, the incremental financial impact to no more than $2 million per year in additional payments to the advisor from such amendments; (iii) reduces the Consolidated Tangible Net Worth covenant (as defined in the Advisory Agreement) to $750 million (plus 75% of net equity proceeds received) from $1 billion (plus 75% of net equity proceeds received); (iv) revise the criteria that would constitute a Company Change of Control, (v) revise the definition of termination fee to provide for a minimum amount of such termination fee; and (vi) revise the criteria that would constitute a voting control event.
On March 10, 2025, the Company and Ashford LLC entered into Amendment No. 3 to the Advisory Agreement (the “Third Amendment”). The Third Amendment further extends the updates made by Amendments No. 1 and No. 2 to the Advisory Agreement to the outside date for which any sale or disposition of any of the Company’s Highland loan portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from November 30, 2025 to March 31, 2026.
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2025 Limited Waiver”). Pursuant to the Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during the first and second fiscal quarters of calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.
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
Stirling OP does not intend to pay Stirling Advisor any acquisition or other similar fees in connection with making investments. Stirling OP will, however, reimburse Stirling Advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate related debt, whether or not such investments are acquired, and make payments to third parties in connection with making investments. In addition to organization and offering expense and acquisition expense reimbursements, Stirling OP will reimburse Stirling Advisor for out-of-pocket costs and expenses it incurs in connection with the services it provides to Stirling Inc., including, but not limited to: (i) the actual cost of goods and services used by Stirling OP and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments; (ii) expenses of managing and operating Stirling OP’s properties, whether payable to an affiliate or a non-affiliated person; and (iii) expenses related to

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
personnel of Stirling Advisor performing services for Stirling OP other than those who provide investment advisory services or serve as executive officers of Stirling Inc.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2025	2024
Advisory services fee
Base advisory fee	$126	$257
Reimbursable expenses (1)	26	47
Performance participation fee	116	—
Total advisory services fee	$268	$304
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
Warwick
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage which includes worker’s compensation, general liability and auto liability coverages. The hotel management companies procure worker’s compensation insurance, the expenses of which are passed through to the Company. Under the advisory agreement and hotel management agreements, Ashford Inc. secures general liability and auto liability policies to cover Ashford Trust, Braemar, Stirling OP, their hotel managers, as needed, and Ashford Inc. The total cost estimates covered by such policies are based on the collective pool of risk exposures from each party. Ashford Inc. delegates the management of the casualty insurance program to Warwick Insurance Company, LLC (“Warwick”), a subsidiary of Ashford Inc. which issues policies covering general liability, workers’ compensation and auto liability losses. Each year Ashford Inc. collects funds from Ashford Trust, Braemar, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Cash Management
The Company, Ashford Inc. and Braemar Hotels & Resorts Inc. (“Braemar”) are subject to an agreement pursuant to which the Advisor is to implement the REITs cash management strategies. This includes actively managing the REITs excess cash by primarily investing in short-term U.S. Treasury securities. The annual fee is 20 basis points (“bps”) of the average daily balance of the funds managed by the advisor and is payable monthly in arrears.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Lismore
We engage Lismore or its subsidiaries to provide debt placement services, assist with loan modifications or refinancings on our behalf and provide brokerage services. During the three months ended March 31, 2025 and 2024, we incurred fees of $1.8 million and $242,000, respectively.
Ashford Securities
The Company, Braemar and Ashford Inc. are party to the Fourth Amended and Restated Contribution Agreement with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). As of March 31, 2025, Ashford Trust has funded approximately $14.8 million and has a pre-funded balance of $445,000 that is included in “other assets” on the consolidated balance sheet. As of December 31, 2024, Ashford Trust had funded approximately $13.2 million and had a $503,000 payable that is included in “due to Ashford Inc., net” on our consolidated balance sheet.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2025	2024
Corporate, general and administrative	$1,580	$4,890
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
On March 12, 2024, Ashford Trust OP entered into an Amended and Restated Master Project Management Agreement with Premier (the “A&R PMA”). The provisions of the A&R PMA are substantially the same as the Master Project Management Agreement, dated as of August 8, 2018. The A&R PMA provides for an initial term of ten years as to each hotel governed by the A&R PMA. The term may be renewed by Premier, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years; provided that at the time the option to renew is exercised, Premier is not then in default under the A&R PMA. The A&R PMA also: (i) provides that fees will be payable monthly as the service is delivered based on percentage completion; (ii) allows a project management fee to be paid on a development, together with (and not in lieu of) the development fee; and (iii) fixes the fees for FF&E purchasing, expediting, freight management and warehousing at 8%.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Hotel Management Services
As of March 31, 2025, Remington Hospitality managed 50 of our 68 hotel properties and three of the four Stirling OP hotel properties.
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
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing as of March 31, 2025, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 5% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing as of March 31, 2025, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 0% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2025 and 2049. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2025	2024
Other hotel expenses	$13,114	$13,892
Management Fees—Under hotel management agreements for our hotel properties existing as of March 31, 2025, we pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
hotel management agreements also require that we fund property-level operating costs, including the hotel manager's payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals. As of March 31, 2025, the estimated settlement liability amount has been accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to the parties finalizing the agreement and court approval. As of March 31, 2025, the estimated settlement liability amount has been accrued.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments: (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure and business customers; and (iv) third-party hotel managers utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of March 31, 2025 and March 31, 2024, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
Each hotel property derives revenue primarily from guestroom sales, food and beverage sales and revenues from other lodging services and amenities. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in note 2.
The CODM reviews and makes decisions on all aspects of the Company’s business using all available financial and non-financial data for each hotel individually. Capital allocation decisions to acquire, sell, enhance, redevelop, or perform renewal and replacement expenditures are determined on a hotel-by-hotel basis. Specifically, the CODM reviews the results of each hotel to assess the hotel’s profitability. The key measure the CODM uses to allocate resources and assess performance is individual hotel net income (loss) before interest expense, income taxes, depreciation and amortization, adjusted to exclude certain items determined by management to not be reflective of its ongoing operating performance or incurred in the normal course of business (Hotel Adjusted EBITDA). The CODM does not regularly review the results of Stirling OP. The adjustments include gains and losses on hotel dispositions, impairment charges, pre-opening costs associated with extensive renovation projects, property-level legal settlements, restructuring, severance, management transition costs and other expenses identified by management to be non-recurring. The CODM does not regularly review asset information by segment.
The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
REVENUE
Rooms	$202,251	$225,650
Food and beverage	54,529	57,358
Other hotel revenue	16,153	16,627
Total hotel revenue	272,933	299,635
EXPENSES
Rooms	46,858	53,740
Food and beverage	35,726	37,831
Direct expenses	2,175	2,309
Indirect expenses:
Property, general and administration	24,398	32,461
Sales and marketing	28,410	31,505
Information and telecommunications systems	4,583	4,320
Repairs and maintenance	13,175	14,380
Energy	9,939	11,283
Lease expense	1,264	1,102
Ownership expenses	555	590
Incentive management fee	3,660	4,757
Management fees	9,390	10,908

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Property taxes	9,927	10,297
Other taxes	116	224
Insurance	5,422	6,444
Total expenses	195,598	222,151
Hotel adjusted EBITDA	$77,335	$77,484

Reconciliation of hotel operating income (loss) to net income (loss)
	Three Months Ended March 31,
	2025	2024
Hotel adjusted EBITDA	$77,335	$77,484
Other revenue	309	639
Stirling OP hotel profit (loss)	1,129	800
Ownership expenses included in other hotel expenses	(5,347)	(2,651)
Ownership expenses included in property taxes, insurance and other	(320)	(228)
Management fees	(270)	(461)
Depreciation and amortization	(37,339)	(40,544)
Advisory services fee	(11,545)	(15,201)
Corporate, general, and administrative	(4,332)	(8,210)
Gain (loss) on disposition of assets and hotel properties	31,868	6,956
Gain (loss) on derecognition of assets	10,046	133,909
Equity in earnings (loss) of unconsolidated entities	(431)	(534)
Interest income	1,214	1,984
Other income (expense), net	—	36
Interest expense and amortization of discounts and loan costs	(66,802)	(73,961)
Interest expense associated with hotels in receivership	(10,046)	(12,098)
Write-off of premiums, loan costs and exit fees	(4,597)	(18)
Gain (loss) on extinguishment of debt	(13)	45
Realized and unrealized gain (loss) on derivatives	(2,740)	4,761
Income tax (expense) benefit	(317)	(303)
Net income (loss)	$(22,198)	$72,405
The following table reconciles segment total revenue to total consolidated revenue:

	Three Months Ended March 31,
	2025	2024
Segment total hotel revenue	$272,933	$299,635
Stirling OP total hotel revenue	4,117	3,622
Consolidated total hotel revenue	277,050	303,257
Other revenue	309	639
Total consolidated revenue	$277,359	$303,896

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
18. Subsequent Events
On April 14, 2025, the Company successfully extended its Morgan Stanley Pool mortgage loan secured by 17 hotels. The loan had an original final maturity date in November of 2024. The extension provides for an initial maturity in March of 2026 and two, one-year extension options, subject to the satisfaction of certain conditions, with a final maturity date in March of 2028. The loan has a current balance of $409.8 million and continues to bear interest at a floating rate of SOFR + 3.39%.
On May 8, 2025, the Company received $35.0 million in return for an equity investment in a hotel property. The holder is entitled to a preferred return of 14.0% per annum. The investment is mandatorily redeemable on May 10, 2029.
On May 12, 2025, the Company and Ashford LLC entered into Amendment No. 4 to the Advisory Agreement (the “Fourth Amendment”). The Fourth Amendment further extends the updates made by the Third Amendment to the outside date for which any sale or disposition of any of the Company’s Highland loan portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from March 31, 2026 to May 31, 2026.

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
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•factors discussed in our Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as supplemented by our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;
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
•availability, terms and deployment of capital;
•our ability to raise capital on terms favorable to us and in a timely manner;
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
•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and
•future sales and issuances of our common stock or other securities which might result in dilution and could cause the price of our common stock to decline or cause our common stock to be delisted from the NYSE.
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2024 Form 10-K filed on March 21, 2025, and this Quarterly Report, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Quarterly Report to conform these statements to actual results and performance, except as may be required by applicable law.
EXECUTIVE OVERVIEW
General
As of March 31, 2025, our portfolio consisted of 67 consolidated operating hotel properties, which represent 16,736 total rooms. One consolidated operating hotel property, which represents 188 total rooms is owned through a 29.3% investment in a consolidated entity. Additionally, our portfolio consists of four consolidated operating hotel properties, which represent 405 total rooms owned through a 98.7% ownership interest in Stirling OP, which was formed by Stirling Inc. to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2025, Remington Hospitality, a subsidiary of Ashford Inc., managed 50 of our 68 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with his father Mr. Archie Bennett, Jr. (the “Bennetts”), as of March 31, 2025, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 49.3% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,402,390 shares of Ashford Inc. common stock, which if converted as of March 31, 2025, would have increased the Bennetts’ ownership interest in Ashford Inc. to 86.2%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired voting rights over approximately 590,000 common shares, effective March 25, 2025.
Pursuant to the Contribution Agreement with Ashford Securities, we, our Advisor and other entities advised by our Advisor contribute capital to Ashford Securities to fund a portion of its operations. Ashford Securities currently distributes our Series J Preferred Stock and Series K Preferred Stock, Stirling Inc. private offering of its common stock and interests in private funds sponsored by our Advisor. As of March 31, 2025 we owned 98.7% of the equity interests in Stirling REIT OP, LP, Stirling Inc.’s operating partnership. Through our contributions to Ashford Securities we may pay or be deemed to have paid sales-based compensation to Ashford Securities personnel of up to 1.25% of the gross amount of Stirling Inc. common stock sold by them.
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
On January 22, 2025, the Company filed with the SDAT articles supplementary to the Charter classifying and designating an aggregate of 16,000,000 shares of the unissued and undesignated shares of preferred stock and provided for their issuance as 11,200,000 shares of the Series L Redeemable Preferred Stock and 4,800,000 shares of the Series M Redeemable Preferred Stock.
On January 22, 2025, the Company executed Amendment No. 13 to Seventh Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement Amendment”) of Ashford Trust OP in connection with the Company’s public offering of its Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The Partnership Agreement Amendment designated and authorized the issuance to Ashford OP Limited Partner LLC by Ashford Trust OP of 11,200,000 Series L Redeemable Preferred Units and 4,800,000 Series M Redeemable Preferred Units of the Ashford Trust OP, having substantially the same designations, preferences and other rights as the economic rights of the Series L Redeemable Preferred Stock and the Series M Redeemable Preferred Stock, respectively.
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
On February 24, 2025, the Company amended its mortgage loan secured by the 141-room Hotel Indigo Atlanta Midtown in Atlanta, Georgia. Terms of the amendment included extending the current maturity date to February 2026 and adding one one-year extension option, subject to satisfaction of certain conditions.
On March 6, 2025, the $22.1 million non-recourse mortgage loan secured by the Hilton Scotts Valley reached final maturity and was not repaid resulting in default. The Company is in active discussions with the lender regarding a multi-year extension of the mortgage loan.
On March 10, 2025, the Company and Ashford LLC entered into the Third Amendment. The Third Amendment further extends the updates made by Amendments No. 1 and No. 2 to the Advisory Agreement to the outside date for which any sale or disposition of any of the Company’s Highland loan portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Advisory Agreement), including a maturity default, would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from November 30, 2025 to March 31, 2026.
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
On April 14, 2025, the Company successfully extended its Morgan Stanley Pool mortgage loan secured by 17 hotels. The loan had an original final maturity date in November of 2024. The extension provides for an initial maturity in March of 2026 and two, one-year extension options, subject to the satisfaction of certain conditions, with a final maturity date in March of 2028. The loan has a current balance of $409.8 million and continues to bear interest at a floating rate of SOFR + 3.39%.
On May 8, 2025, the Company received $35.0 million in return for an equity investment in a hotel property. The holder is entitled to a preferred return of 14.0% per annum. The investment is mandatorily redeemable on May 10, 2029.
On May 12, 2025, the Company and Ashford LLC entered into the Fourth Amendment. The Fourth Amendment further extends the updates made by the Third Amendment to the outside date for which any sale or disposition of any of the Company’s Highland loan portfolio and JPM8 hotel properties securing the associated mortgage loans following certain defaults (as described in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from March 31, 2026 to May 31, 2026.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2025	2024	2025 to 2024
Total revenue	$277,359	$303,896	$(26,537)
Total hotel expenses	(188,474)	(210,887)	22,413
Property taxes, insurance and other	(16,049)	(17,364)	1,315
Depreciation and amortization	(37,339)	(40,544)	3,205
Advisory service fee	(11,545)	(15,201)	3,656
Corporate, general and administrative	(4,332)	(8,272)	3,940
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	31,868	6,956	24,912
Gain (loss) on derecognition of assets	10,046	133,909	(123,863)
Operating income (loss)	61,534	152,493	(90,959)
Equity in earnings (loss) of unconsolidated entities	(431)	(534)	103
Interest income	1,214	1,984	(770)
Other income (expense)	—	36	(36)
Interest expense and amortization of discounts and loan costs	(66,802)	(73,961)	7,159
Interest expense associated with hotels in receivership	(10,046)	(12,098)	2,052
Write-off of premiums, loan costs and exit fees	(4,597)	(18)	(4,579)
Gain (loss) on extinguishment of debt	(13)	45	(58)
Realized and unrealized gain (loss) on derivatives	(2,740)	4,761	(7,501)
Income tax benefit (expense)	(317)	(303)	(14)
Net income (loss)	(22,198)	72,405	(94,603)
(Income) loss from consolidated entities attributable to noncontrolling interests	1,776	9	1,767
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	451	(853)	1,304
Net income (loss) attributable to the Company	$(19,971)	$71,561	$(91,532)

All hotel properties held during the three months ended March 31, 2025 and 2024 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three months ended March 31, 2025 and 2024. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
Courtyard Columbus Tipton Lakes (2)	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town (2)	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center (2)	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport (2)	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark (2)	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting (2)	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge (2)	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley (2)	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport (2)	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park (2)	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano (2)	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport (2)	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City (1)	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay (1)	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville (1)	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester (1)	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
One Ocean (1)	Atlantic Beach, FL	Disposition	June 27, 2024
The Ashton (1)	Fort Worth, TX	Disposition	July 17, 2024
Le Meridien Fort Worth	Fort Worth, TX	Developed	August 29, 2024
Courtyard Boston (1)	Boston, MA	Disposition	January 10, 2025
____________________________________
(1) Referred to as “Hotel Dispositions”
(2) Referred to as “KEYS A and B properties”
The following table illustrates the key performance indicators of the operating hotel properties included in our results of operations:

	Three Months Ended March 31,
	2025	2024
RevPAR (revenue per available room)	$132.04	$125.30
Occupancy	67.98%	66.90%
ADR (average daily rate)	$194.24	$187.30

The following table illustrates the key performance indicators of the 67 comparable hotel properties and four consolidated Stirling OP properties that were included in our results of operations for the full three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
RevPAR	$132.81	$128.60
Occupancy	67.84%	67.25%
ADR	$195.75	$191.24
Comparison of the Three Months Ended March 31, 2025 and 2024
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company changed $91.5 million from income of $71.6 million for the three months ended March 31, 2024 (the “2024 quarter”) to a loss of $20.0 million for the three months ended March 31, 2025 (the “2025 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $22.9 million, or 10.0%, to $206.3 million in the 2025 quarter compared to the 2024 quarter. This decrease in the 2025 quarter is primarily attributable to decreases in rooms revenue of $16.0 million from our Hotel Dispositions and $13.7 million from the KEYS A and B properties that went into receivership in the 2024 quarter. These decreases were partially offset by $2.1 million in rooms revenue from the Le Meridien that opened in August 2024 (the “Le Meridien Opening”) and higher rooms revenue of $4.2 million and $495,000 at our comparable hotel properties and the Stirling properties, respectively, in the 2025 quarter. Our comparable hotel properties experienced an increase of 2.4% in room rates and a decrease of 59 basis points in occupancy.
Food and beverage revenue decreased $2.8 million, or 4.9%, to $54.5 million in the 2025 quarter compared to the 2024 quarter. This decrease in the 2025 quarter is primarily attributable to decreases in food and beverage revenue of $3.3 million from our Hotel Dispositions and $404,000 from the KEYS A and B properties. These decreases were partially offset by higher sales of food and beverage of $483,000 at our comparable hotel properties and $401,000 from the Le Meridien Opening.
Other hotel revenue, which consists mainly of internet access, parking, and spa revenue, decreased $472,000, or 2.8%, to $16.2 million in the 2025 quarter compared to the 2024 quarter. This decrease in the 2025 quarter is primarily attributable to decreases in other hotel revenue of $2.3 million from our Hotel Dispositions and $488,000 from the KEYS A and B properties. These decreases were partially offset by higher other hotel revenue of $2.1 million from our comparable hotel properties and $143,000 from the Le Meridien Opening. Other revenue decreased $330,000, or 51.6%, to $309,000 in the 2025 quarter compared to the 2024 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $22.4 million, or 10.6%, to $188.5 million in the 2025 quarter compared to the 2024 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $9.4 million in the 2025 quarter compared to the 2024 quarter, comprised of a decrease of $7.6 million from our Hotel Dispositions and $3.9 million from the KEYS A and B properties. The decrease in direct expenses was partially offset by an increase in the 2025 quarter of $1.2 million from our comparable hotel properties and $990,000 from the Le Meridien Opening. Direct expenses were 30.9% of total hotel revenue for the 2025 quarter and 31.4% for the 2024 quarter.
Indirect expenses and management fees decreased $13.0 million in the 2025 quarter compared to the 2024 quarter, comprised of a decrease of $9.8 million from our Hotel Dispositions and $6.3 million from the KEYS A and B properties. These decreases in the 2025 quarter were partially offset by an increase of $1.8 million and $150,000 in the 2025 quarter from our comparable hotel properties and the Stirling hotel properties, respectively, and $1.1 million from the Le Meridien Opening.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $1.3 million or 7.6%, to $16.0 million in the 2025 quarter compared to the 2024 quarter. The decrease in the 2025 quarter was primarily due to a decrease of $2.1 million from our Hotel Dispositions and $1.0 million from the KEYS A and B properties. The decrease in the 2025 quarter was partially offset by an increase of $1.5 million from our comparable hotel properties and $307,000 from the Le Meridien Opening.
Depreciation and Amortization. Depreciation and amortization decreased $3.2 million or 7.9%, to $37.3 million in the 2025 quarter compared to the 2024 quarter. The decrease in the 2025 quarter was primarily due to lower depreciation of $2.4 million from our Hotel Dispositions and $1.8 million from the KEYS A and B properties. The decrease in the 2025 quarter was partially offset by $1.1 million from the Le Meridien Opening.
Advisory Services Fee. Advisory services fee decreased $3.7 million, or 24.1%, to $11.5 million in the 2025 quarter compared to the 2024 quarter. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford Inc. and the Company and between Ashford Inc. and Stirling OP. In the 2025 quarter, the advisory services fee was primarily comprised of a base advisory fee of $8.1 million, reimbursable expenses of $3.2 million, an incentive advisory fee of $93,000 and fees totaling $268,000 associated with Stirling OP’s advisory agreement. In the 2024 quarter, the advisory services fee was comprised of a base advisory fee of $8.0 million, equity-based compensation of $536,000 awarded to the officers and employees of Ashford Inc., reimbursable expenses of $6.4 million and fees totaling $304,000 associated with Stirling OP’s advisory agreement.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $3.9 million, or 47.6%, to $4.3 million in the 2025 quarter compared to the 2024 quarter. The decrease was primarily attributable to lower reimbursed operating expenses of Ashford Securities of $3.3 million and lower miscellaneous expenses of $697,000.
Gain (Loss) on Consolidation of VIE and Disposition of Assets and Hotel Properties. Gain on consolidation of VIE and disposition of assets and hotel properties increased $24.9 million, from $7.0 million in the 2024 quarter to $31.9 million in the 2025 quarter. The gain in the 2025 quarter was primarily related to the sale of the Boston Courtyard Downtown in January 2025. The gain in the 2024 quarter was primarily related to the sale of the Residence Inn in Salt Lake City, Utah.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets decreased $123.9 million, from $133.9 million in the 2024 quarter to $10.0 million in the 2025 quarter as no new hotels were placed into receivership in the 2025 quarter. The remaining gain relates to interest on the KEYS A and B properties. In the 2024 quarter, the gain included the initial gain of $133.9 million related to the derecognition of assets related to the KEYS A and B properties.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $431,000 in the 2025 quarter and $534,000 in the 2024 quarter. Equity in loss primarily results from our investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $1.2 million and $2.0 million in the 2025 quarter and the 2024 quarter, respectively. The decrease in interest income in the 2025 quarter was primarily attributable to lower excess cash balances in the 2025 quarter compared to the 2024 quarter.
Other Income (Expense). In the 2025 quarter and the 2024 quarter we recorded miscellaneous income of $0 and $36,000, respectively.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $7.2 million, or 9.7%, to $66.8 million in the 2025 quarter compared to the 2024 quarter. The decrease was primarily due to lower cash interest expense and amortization of loan costs of $8.7 million on the Oaktree loan as a result of the pay off of the Oaktree loan in February 2025. Other decreases in the 2025 quarter were from a $6.2 million decrease from our Hotel Dispositions and a $322,000 decrease in interest expense at our comparable hotels, primarily due to lower interest rates on our variable rate debt. These decreases were partially offset by higher default interest and late charges recorded on mortgage loans in default of $6.7 million and $1.3 million from the Le Meridien. The average SOFR rates in the 2025 quarter and the 2024 quarter were 4.36% and 5.33%, respectively.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $2.1 million, from $12.1 million in the 2024 quarter to $10.0 million in the 2025 quarter. The decrease is due to three fewer hotels being under receivership in the 2025 quarter compared to the 2024 quarter. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and the accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel. See note 7 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased to $4.6 million in the 2025 quarter compared to the 2024 quarter. In the 2025 quarter, we incurred fees of approximately $1.8 million related to loan refinances and modifications, $2.2 million related to prepayment penalties and exit fees on loan refinances, wrote-off $378,000 of unamortized loan costs and incurred $193,000 non-reimbursed legal fees relating to the repaying the Oaktree loan. In the 2024 quarter, we incurred fees of $18,000 related to loan refinances and modifications.

Gain (Loss) on Extinguishment of Debt. Gain (loss) on extinguishment of debt resulted in a gain of $13,000 in the 2025 quarter and loss of $45,000 in the 2024 quarter.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed $7.5 million from a $4.8 million gain in the 2024 quarter to a $2.7 million loss in the 2025 quarter. In the 2025 quarter, we recorded unrealized and realized losses of $2.3 million and $369,000, respectively, associated with interest rate caps and we recorded an unrealized loss of $901,000 from the revaluation of the embedded debt derivative in the Oaktree Agreement. These losses were partially offset by a realized gain of $692,000 related to payments from counterparties on interest rate caps and an unrealized gain of $184,000 associated with interest rate floors.
In the 2024 quarter, we recognized an unrealized gain of $2.6 million from the revaluation of the embedded debt derivative in the Oaktree Agreement and a realized gain of $8.7 million related to payments from counterparties on interest rate caps. These gains were partially offset by an unrealized loss of $6.6 million associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $14,000, from $303,000 in the 2024 quarter to $317,000 in the 2025 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $1.8 million and $9,000 in the 2025 quarter and the 2024 quarter, respectively. At March 31, 2025, noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and 1.30% in Stirling OP. See note 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $451,000 in the 2025 quarter and net income of $853,000 in the 2024 quarter. Redeemable noncontrolling interests represented ownership interests of 1.60% and 1.25% in the operating partnership as of March 31, 2025 and 2024, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2025, the Company held cash and cash equivalents of $85.8 million and restricted cash of $139.2 million, the vast majority of which is comprised of lender and manager-held reserves. As of March 31, 2025, $22.1 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At March 31, 2025, our net debt to gross assets was 70.9%.
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
Our cash position from operations is affected primarily by macro industry movements in occupancy and rates as well as our ability to control costs. Further, interest rates can greatly affect the cost of our debt service as well as the value of any financial hedges we may put in place. We monitor industry fundamentals and interest rates very closely. Capital expenditures above our reserves will affect cash flow as well and are impacted by inflation.
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At March 31, 2025, 29 of our hotels were in cash traps and approximately $2.6 million of our restricted cash was subject to these cash traps.

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

Debt Transactions
The Company continues to work with the lender of the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender, and the Company anticipates that transfer could occur in 2025. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties that secured the KEYS Pool A and KEYS Pool B loans have been transferred to a court-appointed receiver. Below is a summary of the hotel properties that secured the KEYS Pool A and Pool B loans:
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
We derecognized the hotel properties that secured the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotel properties, and accordingly recognized a gain of $133.9 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations for the three months ended March 31, 2024. We recorded a contract asset of $378.2 million as of March 31, 2024, which represented the liabilities from which we expect to be released upon final resolution with the lenders on the KEYS Pool A and KEYS Pool B mortgage loans in exchange for the transfer of ownership of the respective hotel properties. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third party purchaser.
For the three months ended March 31, 2025, we recognized an additional gain of $10.0 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
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
On February 24, 2025, the Company amended its mortgage loan secured by the 141-room Hotel Indigo Atlanta Midtown in Atlanta, Georgia. Terms of the amendment included extending the current maturity date to February 2026 and adding one one-year extension option, subject to satisfaction of certain conditions.
On March 6, 2025, the $22.1 million non-recourse mortgage loan secured by the Hilton Scotts Valley reached final maturity and was not repaid resulting in a default under the terms and conditions of the mortgage loan agreement. The Company is in active discussions with the lender regarding a multi-year extension of the mortgage loan.

On April 14, 2025, the Company successfully extended its Morgan Stanley Pool mortgage loan secured by 17 hotels. The loan had an original final maturity date in November of 2024. The extension provides for an initial maturity in March of 2026 and two, one-year extension options, subject to the satisfaction of certain conditions, with a final maturity date in March of 2028. The loan has a current balance of $409.8 million and continues to bear interest at a floating rate of SOFR + 3.39%.
Equity Transactions
The board of directors has approved a stock repurchase program (the “Repurchase Program”) to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. No shares have been repurchased under the Repurchase Program. The ability to make repurchases under the Repurchase Program is subject to the same financial factors that must be taken into account in declaring a dividend as discussed herein under “Distribution Policy.”
The Company has a distribution agreement with Virtu (the “Virtu Equity Distribution Agreement”), to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of May 12, 2025, the Company has issued approximately 813,000 shares of common stock for gross proceeds of approximately $10.9 million under the Virtu Equity Distribution Agreement.
On April 29, 2025, the Company filed a shelf registration statement on Form S-3 with the SEC relating to common stock, preferred stock, depositary shares, debt securities, warrants, rights and units that we may sell from time to time in one or more offerings up to a total dollar amount of $500,000,000 on terms to be determined at the time of sale. The registration statement was declared effective on May 8, 2025. As of May 12, 2025, the Company has not issued any securities from this registration statement.
On December 13, 2024, the Company filed an initial registration statement on Form S-11 with the SEC, as amended on January 23, 2025, related to the Company’s non-traded Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The registration statement was declared effective by the SEC on February 7, 2025, and contemplates the offering of up to (i) 8.4 million shares of Series L Redeemable Preferred Stock and 3.6 million shares of Series M Redeemable Preferred Stock in a primary offering and (ii) 2.8 million shares of Series L Redeemable Preferred Stock and 1.2 million shares of Series M Redeemable Preferred Stock pursuant to a dividend reinvestment plan. On February 7, 2025, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of May 12, 2025, the Company has issued approximately 50,000 shares (exclusive of the dividend reinvestment plan shares) of Series L Preferred Stock and received net proceeds of approximately $1.0 million and approximately 44,000 shares (exclusive of the dividend reinvestment plan shares) of Series M Preferred Stock and received net proceeds of approximately $1.0 million.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. On March 31, 2025, the Company concluded it’s offering of its Series J Preferred Stock and Series K Preferred Stock. Ashford Securities, a subsidiary of Ashford Inc., served as the dealer manager for the offering. As of May 12, 2025, the Company has issued approximately 7.7 million shares (exclusive of the dividend reinvestment plan shares) of Series J Preferred Stock and received net proceeds of approximately $172.6 million and approximately 799,000 shares (exclusive of the dividend reinvestment plan shares) of Series K Preferred Stock and received net proceeds of approximately $19.4 million.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $25.0 million and $46.5 million for the three months ended March 31, 2025 and 2024, respectively. Cash flows used in operations were impacted by changes in hotel operations, our hotel dispositions and derecognized assets, as well as the timing of collecting receivables from hotel guests, paying vendors and settling with derivative counterparties, related parties and hotel managers.

Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2025, net cash flows provided by investing activities were $99.5 million. Cash inflows consisted of $119.2 million of net proceeds from the disposition of the Courtyard Boston and $213,000 from property insurance proceeds. Cash inflows were partially offset by cash outflows of $19.9 million for capital improvements made to various hotel properties.
For the three months ended March 31, 2024, net cash flows used in investing activities were $16.8 million. Cash outflows consisted of $33.9 million for capital improvements made to various hotel properties and $1.9 million from the issuance of a note receivable. Cash outflows were partially offset by cash inflows of $18.9 million of net proceeds from the disposition of assets and hotel properties and $154,000 from property insurance proceeds.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2025, net cash flows used in financing activities were $70.0 million. Cash outflows primarily consisted of $523.5 million for repayments of indebtedness, $33.6 million for payments of loan costs and exit fees, $4.3 million of payments for derivatives and $5.6 million of payments for preferred dividends. Cash outflows were partially offset by cash inflows from $471.6 million of borrowing on indebtedness, $23.7 million of net proceeds from preferred stock offerings and proceeds of $1.9 million from counterparties from in-the-money interest rate caps.
For the three months ended March 31, 2024, net cash flows provided by financing activities were $133,000. Cash inflows primarily consisted of $20.9 million of net proceeds from preferred stock offerings, $2.0 million of net proceeds from common stock offerings, $9.1 million from counterparties from in-the-money interest rate caps and $2.0 million of contributions from noncontrolling interest in consolidating entities. Cash inflows were offset by cash outflows of $22.1 million for repayments of indebtedness, $1.9 million for payments of loan costs and exit fees, $4.6 million of payments for preferred dividends and $5.3 million of payments for derivatives.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2024 Form 10-K. There have been no material changes in these critical accounting policies.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(22,198)	$72,405
Interest expense and amortization of discounts and loan costs	66,802	73,961
Interest expense associated with hotels in receivership	10,046	12,098
Depreciation and amortization	37,339	40,544
Income tax expense (benefit)	317	303
Equity in (earnings) loss of unconsolidated entities	431	534
Company’s portion of EBITDA of unconsolidated entities	120	(166)
EBITDA	92,857	199,679
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(31,868)	(6,956)
Gain (loss) on derecognition of assets	(10,046)	(133,909)
EBITDAre	50,943	58,814
Amortization of unfavorable contract liabilities	(31)	(31)
Transaction and conversion costs	1,928	4,956
Write-off of premiums, loan costs and exit fees	4,597	18
Realized and unrealized (gain) loss on derivatives	2,740	(4,761)
Stock/unit-based compensation	(54)	564
Legal, advisory and settlement costs	797	—
Other (income) expense, net	—	(35)
Advisory services incentive fee	93	—
Stirling performance participation fee	116	—
(Gain) loss on extinguishment of debt	13	(45)
Severance	521	—
Adjusted EBITDAre	$61,663	$59,480

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on consolidation of VIE and disposition of assets and hotel properties, plus depreciation and amortization of real estate assets, impairment charges on real estate assets, and after adjustments for unconsolidated entities and noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes write-off of premiums, loan costs and exit fees, other income/expense, net, transaction and conversion costs, legal, advisory and settlement costs, stock/unit-based compensation, gains/losses on insurance settlements and non-cash items such as deemed dividends on redeemable preferred stock, amortization of loan costs, amortization of credit facility exit fees, default interest and late fees, unrealized gains/losses on derivative instruments, gains/losses on extinguishment of debt and preferred stock, severance, and interest expense associated with hotels in receivership and our portion of adjustments to FFO related to unconsolidated entities. We exclude items from Adjusted FFO that are either non-cash or are not part of our core operations in order to provide a period-over-period comparison of our operating results. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than we do. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(22,198)	$72,405
(Income) loss attributable to noncontrolling interest in consolidated entities	1,776	9
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	451	(853)
Preferred dividends	(6,729)	(5,011)
Deemed dividends on redeemable preferred stock	(1,057)	(682)
Gain (loss) on extinguishment of preferred stock	—	1,573
Net income (loss) attributable to common stockholders	(27,757)	67,441
Depreciation and amortization of real estate	36,550	40,544
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(31,868)	(6,956)
(Gain) loss on derecognition of assets	(10,046)	(133,909)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(451)	853
Equity in (earnings) loss of unconsolidated entities	431	534
Company’s portion of FFO of unconsolidated entities	(233)	(407)
FFO available to common stockholders and OP unitholders	(33,374)	(31,900)
Deemed dividends on redeemable preferred stock	1,057	682
(Gain) loss on extinguishment of preferred stock	—	(1,573)
Transaction and conversion costs	1,928	4,956
Write-off of premiums, loan costs and exit fees	4,597	18
Unrealized (gain) loss on derivatives	3,432	3,953
Stock/unit-based compensation	(54)	564
Legal, advisory and settlement costs	797	—
Other (income) expense, net	—	(35)
Amortization of term loan exit fee	—	844
Amortization of loan costs	5,163	2,208
Advisory services incentive fee	93	—
Stirling performance participation fee	116	—
(Gain) loss on extinguishment of debt	13	(45)
Interest expense associated with hotels in receivership	10,046	6,551
Severance	521	—
Company’s portion of adjustments to FFO of unconsolidated entities	40	—
Adjusted FFO available to common stockholders and OP unitholders	$(5,625)	$(13,777)
HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2025:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full-service	150	100	150
Embassy Suites	Dallas, TX	Full-service	150	100	150
Embassy Suites	Herndon, VA	Full-service	150	100	150
Embassy Suites	Las Vegas, NV	Full-service	220	100	220
Embassy Suites	Houston, TX	Full-service	150	100	150
Embassy Suites	West Palm Beach, FL	Full-service	160	100	160
Embassy Suites	Philadelphia, PA	Full-service	263	100	263
Embassy Suites	Arlington, VA	Full-service	269	100	269
Embassy Suites	Portland, OR	Full-service	276	100	276
Embassy Suites	Santa Clara, CA	Full-service	258	100	258
Embassy Suites	Orlando, FL	Full-service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select-service	119	100	119
Hilton Garden Inn	Austin, TX	Select-service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select-service	158	100	158
Hilton Garden Inn	Virginia Beach, VA	Select-service	176	100	176
Hilton	Houston, TX	Full-service	242	100	242

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Hilton	St. Petersburg, FL	Full-service	333	100	333
Hilton	Santa Fe, NM	Full-service	158	100	158
Hilton	Bloomington, MN	Full-service	300	100	300
Hilton	Costa Mesa, CA	Full-service	486	100	486
Hilton	Parsippany, NJ	Full-service	353	100	353
Hilton	Tampa, FL	Full-service	238	100	238
Hilton	Alexandria, VA	Full-service	252	100	252
Hilton	Santa Cruz, CA	Full-service	178	100	178
Hilton	Ft. Worth, TX	Full-service	294	100	294
Hampton Inn (7)	Buford, GA	Select-service	92	100	92
Hampton Inn	Evansville, IN	Select-service	140	100	140
Hampton Inn	Parsippany, NJ	Select-service	152	100	152
Marriott	Beverly Hills, CA	Full-service	260	100	260
Marriott	Arlington, VA	Full-service	703	100	703
Marriott	Dallas, TX	Full-service	265	100	265
Marriott	Fremont, CA	Full-service	357	100	357
Marriott	Memphis, TN	Full-service	232	100	232
Marriott	Irving, TX	Full-service	499	100	499
Marriott	Omaha, NE	Full-service	300	100	300
Marriott	Sugarland, TX	Full-service	303	100	303
SpringHill Suites by Marriott (7)	Buford, GA	Select-service	97	100	97
Courtyard by Marriott	Bloomington, IN	Select-service	117	100	117
Courtyard by Marriott	Denver, CO	Select-service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select-service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select-service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select-service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select-service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select-service	154	100	154
Marriott Residence Inn	Evansville, IN	Select-service	78	100	78
Marriott Residence Inn	Orlando, FL	Select-service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select-service	159	100	159
Marriott Residence Inn	San Diego, CA	Select-service	150	100	150
Marriott Residence Inn (7)	Jacksonville, FL	Select-service	120	100	120
Marriott Residence Inn (7)	Manchester, CT	Select-service	96	100	96
Sheraton Hotel	Minneapolis, MN	Full-service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full-service	378	100	378
Sheraton Hotel	Anchorage, AK	Full-service	370	100	370
Sheraton Hotel	San Diego, CA	Full-service	260	100	260
Hyatt Regency	Coral Gables, FL	Full-service	254	100	254
Hyatt Regency	Hauppauge, NY	Full-service	358	100	358
Hyatt Regency	Savannah, GA	Full-service	351	100	351
Renaissance	Nashville, TN	Full-service	674	100	674
Annapolis Historic Inn	Annapolis, MD	Full-service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full-service	168	100	168
Silversmith	Chicago, IL	Full-service	144	100	144
The Churchill	Washington, D.C.	Full-service	173	100	173
The Melrose	Washington, D.C.	Full-service	240	100	240
Le Pavillon (1)	New Orleans, LA	Full-service	226	100	226
Westin	Princeton, NJ	Full-service	296	100	296
Hotel Indigo	Atlanta, GA	Full-service	141	100	141
Ritz-Carlton	Atlanta, GA	Full-service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full-service	157	100	157
Leasehold Properties
Autograph La Concha (2) (3)	Key West, FL	Full-service	160	100	160
Renaissance (4)	Palm Springs, CA	Full-service	410	100	410
Hilton (5)	Marietta, GA	Full-service	200	100	200

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Le Meridien (6)	Fort Worth, TX	Full-service	188	29	55
Total			17,329		17,196
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
As of March 31, 2025, our total indebtedness of $2.7 billion included $2.6 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2025 would be approximately $6.5 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $88.8 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2025, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals. As of March 31, 2025, the estimated settlement liability amount has been accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to the parties finalizing the agreement and court approval. As of March 31, 2025, the estimated settlement liability amount has been accrued.

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
Our assessment may change depending upon the development of any current or future legal proceedings, and the final results of such legal proceedings cannot be predicted with certainty. If we ultimately do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations or cash flows could be materially adversely affected in future periods.
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of March 31, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
January 1 to January 31	—		$—	—	$200,000
February 1 to February 28	570	(2)	8.23	—	200,000
March 1 to March 31	—		—	—	200,000
Total	570		$8.23	—
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
(2)Includes 570 shares in February that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment No. 4 to the Third Amended and Restated Advisory Agreement
The Company, Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford Hospitality Advisors LLC are parties to that certain Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 (as amended, the “Advisory Agreement”).
On May 12, 2025, the parties to the Advisory Agreement entered into Amendment No. 4 to the Advisory Agreement (the “Fourth Amendment”). The Fourth Amendment extends the outside date for which any sale or disposition of any of the Company’s Highland Portfolio and JPM8 hotel properties securing the associated mortgage loans following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from March 31, 2026 to May 31, 2026.
The foregoing description of the Fourth Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Fourth Amendment, a copy of which is attached hereto as Exhibit 10.4 and incorporated herein by reference.
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
3.7
Articles Supplementary establishing the Series J Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.8
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.9
Articles Supplementary, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.10
Articles Supplementary establishing the Series L Preferred Stock, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.11
Articles Supplementary establishing the Series M Preferred Stock, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.12
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016, by Amendment No. 4 on March 17, 2022, by Amendment No. 5 on February 23, 2023, by Amendment No. 6 on August 8, 2023, by Amendment No. 7 on February 27, 2024 and by Amendment No. 8 on February 25, 2025, adopted on February 25, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on February 26, 2025) (File No. 01-31775)

Exhibit	Description
10.1
Amendment No. 3 To the Third Amended and Restated Advisory Agreement, dated March 10, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 13, 2025 (File No. 001-31775)

10.2
Limited Waiver Under Advisory Agreement, dated as of March 10 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 13, 2025 (File No. 001-31775)

10.3
Amendment No. 13 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of January 22, 2025 (incorporated by reference to Exhibit 10.1.14 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

10.4*
Amendment No. 4 to the Third Amended and Restated Advisory Agreement, dated as of May 12, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC

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
Compensatory Arrangement by and between Ashford Inc. and Stephen Zsigray, dated as of October 18, 2024, to be effective as of July 1, 2024 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed October 24, 2024) (File No. 001-31775)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	May 14, 2025	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
President and Chief Executive Officer

Date:	May 14, 2025	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer