Form 10-Q
period 2025-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2025-08-14
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	6,132,193
(Class)	Outstanding at August 12, 2025

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Investments in hotel properties, gross ($140,376 and $159,378 attributable to VIEs)	$3,273,437	$3,350,086
Accumulated depreciation ($(34,311) and $(30,365) attributable to VIEs)	(1,029,900)	(1,030,879)
Investments in hotel properties, net ($106,065 and $129,012 attributable to VIEs)	2,243,537	2,319,207
Contract asset	370,475	366,671
Cash and cash equivalents ($4,979 and $7,286 attributable to VIEs)	99,965	112,907
Restricted cash ($3,743 and $3,430 attributable to VIEs)	153,870	99,695
Accounts receivable ($787 and $614 attributable to VIEs), net of allowance of $560 and $435, respectively	47,746	35,579
Inventories ($55 and $57 attributable to VIEs)	3,686	3,631
Notes receivable, net	11,382	10,565
Investments in unconsolidated entities	7,203	7,590
Deferred costs, net ($166 and $181 attributable to VIEs)	1,706	1,788
Derivative assets	2,445	2,594
Operating lease right-of-use assets	43,627	43,780
Prepaid expenses and other assets ($3,089 and $3,090 attributable to VIEs)	32,993	39,144
Due from third-party hotel managers	21,813	21,206
Assets held for sale	18,904	96,628
Total assets	$3,059,352	$3,160,985
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($46,981 and $65,548 attributable to VIEs)	$2,644,765	$2,629,289
Debt associated with hotels in receivership	301,040	314,640
Finance lease liability	17,771	17,992
Accounts payable and accrued expenses ($17,896 and $19,963 attributable to VIEs)	130,135	137,506
Accrued interest payable ($363 and $230 attributable to VIEs)	19,851	10,212
Accrued interest associated with hotels in receivership	69,435	52,031
Dividends and distributions payable ($0 and $1 attributable to VIEs)	4,166	3,952
Due to Ashford Inc., net ($5,815 and $5,997 attributable to VIEs)	8,939	25,635
Due to related parties, net ($98 and $113 attributable to VIEs)	2,666	2,850
Due to third-party hotel managers ($28 and $22 attributable to VIEs)	1,401	1,145
Operating lease liabilities	44,156	44,369
Other liabilities ($28,841 and $28,784 attributable to VIEs)	33,940	34,011
Liabilities related to assets held for sale	29,153	99,139
Total liabilities	3,307,418	3,372,771
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	21,993	22,509
Series J Redeemable Preferred Stock, $0.01 par value, 7,699,923 and 6,799,638 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	178,571	156,671
Series K Redeemable Preferred Stock, $0.01 par value, 747,299 and 601,175 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	18,523	14,869
Series L Redeemable Preferred Stock, $0.01 par value, 112,181 shares issued and outstanding at June 30, 2025	2,580	—
Series M Redeemable Preferred Stock, $0.01 par value, 145,232 shares issued and outstanding at June 30, 2025	3,576	—
Equity (deficit):
Preferred stock, $0.01 par value, 55,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,111,127 shares issued and outstanding at June 30, 2025 and December 31, 2024	11	11
Series F Cumulative Preferred Stock, 1,037,044 shares issued and outstanding at June 30, 2025 and December 31, 2024	10	10
Series G Cumulative Preferred Stock, 1,470,948 shares issued and outstanding at June 30, 2025 and December 31, 2024	15	15
Series H Cumulative Preferred Stock, 1,037,956 shares issued and outstanding at June 30, 2025 and December 31, 2024	10	10
Series I Cumulative Preferred Stock, 1,034,303 shares issued and outstanding at June 30, 2025 and December 31, 2024	11	11
Common stock, $0.01 par value, 395,000,000 shares authorized, 5,908,610 and 5,636,595 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	59	56
Additional paid-in capital	2,394,458	2,392,518
Accumulated deficit	(2,880,095)	(2,811,868)
Total stockholders’ equity (deficit) of the Company	(485,521)	(419,237)
Noncontrolling interest in consolidated entities	12,212	13,402
Total equity (deficit)	(473,309)	(405,835)
Total liabilities and equity/deficit	$3,059,352	$3,160,985
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Rooms	$227,203	$243,605	$433,504	$472,812
Food and beverage	55,336	55,260	109,865	112,618
Other hotel revenue	19,006	16,934	35,226	33,626
Total hotel revenue	301,545	315,799	578,595	619,056
Other	456	683	765	1,322
Total revenue	302,001	316,482	579,360	620,378
EXPENSES
Hotel operating expenses:
Rooms	51,659	54,073	99,449	108,753
Food and beverage	35,455	37,508	71,181	75,339
Other expenses	101,372	104,680	196,482	211,506
Management fees	10,344	11,184	20,192	22,734
Total hotel expenses	198,830	207,445	387,304	418,332
Property taxes, insurance and other	16,234	16,846	32,283	34,273
Depreciation and amortization	35,276	37,187	72,615	77,731
Impairment charges	1,447	—	1,447	—
Advisory services fee	12,017	11,474	23,562	26,675
Corporate, general and administrative	5,485	7,194	9,817	15,403
Total operating expenses	269,289	280,146	527,028	572,414
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	6,684	87,441	38,552	94,397
Gain (loss) on derecognition of assets	9,900	11,725	19,946	145,634
OPERATING INCOME (LOSS)	49,296	135,502	110,830	287,995
Equity in earnings (loss) of unconsolidated entities	44	(162)	(387)	(695)
Interest income	1,253	1,688	2,467	3,672
Other income (expense)	—	37	—	72
Interest expense and amortization of discounts and loan costs	(70,687)	(68,416)	(137,489)	(142,377)
Interest expense associated with hotels in receivership	(9,902)	(11,944)	(19,948)	(24,042)
Write-off of premiums, loan costs and exit fees	(1,486)	(3,796)	(6,083)	(3,814)
Gain (loss) on extinguishment of debt	(2)	—	(15)	45
Realized and unrealized gain (loss) on derivatives	(836)	1,357	(3,576)	6,118
INCOME (LOSS) BEFORE INCOME TAXES	(32,320)	54,266	(54,201)	126,974
Income tax (expense) benefit	(119)	(3,455)	(436)	(3,758)
NET INCOME (LOSS)	(32,439)	50,811	(54,637)	123,216
(Income) loss attributable to noncontrolling interest in consolidated entities	1,412	8	3,188	17
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	631	(565)	1,082	(1,418)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(30,396)	50,254	(50,367)	121,815
Preferred dividends	(7,017)	(5,468)	(13,746)	(10,479)
Deemed dividends on redeemable preferred stock	(2,530)	(669)	(3,587)	(1,351)
Gain (loss) on extinguishment of preferred stock	—	211	—	1,784
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(39,943)	$44,328	$(67,700)	$111,769

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(6.88)	$10.20	$(11.82)	$27.23
Weighted average common shares outstanding – basic	5,804	4,324	5,728	4,085
Diluted:
Net income (loss) attributable to common stockholders	$(6.88)	$2.50	$(11.82)	$7.67
Weighted average common shares outstanding – diluted	5,895	18,936	5,728	15,305
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(32,439)	$50,811	$(54,637)	$123,216
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(32,439)	50,811	(54,637)	123,216
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	1,412	8	3,188	17
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	631	(565)	1,082	(1,418)
Comprehensive income (loss) attributable to the Company	$(30,396)	$50,254	$(50,367)	$121,815
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,790	$58	$2,393,647	$(2,839,867)	$11,687	$(434,418)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	144	—	—	144
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(49)	—	—	(49)
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	—	(587)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(478)	—	(478)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(678)	—	(678)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(486)	—	(486)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(484)	—	(484)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,846)	—	(3,846)
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(388)	—	(388)
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(40)	—	(40)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Issuance of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2	2
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(285)	—	(285)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,530)	—	(2,530)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	119	1	716	—	—	717
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,941	1,941
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,396)	(1,412)	(31,808)
Balance at June 30, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,909	$59	$2,394,458	$(2,880,095)	$12,212	$(473,309)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	7,678	$177,247	759	$18,779	—	$—	—	$—	$22,262
Equity-based compensation	—	—	—	—	—	—	—	—	77
Issuances of preferred stock	40	746	—	13	112	1,942	145	2,710	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—
Issuance of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	285
Redemption value adjustment – preferred stock	—	988	—	38	—	638	—	866	—
Redemption of preferred stock	(18)	(410)	(12)	(307)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(631)
Balance at June 30, 2025	7,700	$178,571	747	$18,523	112	$2,580	145	$3,576	$21,993

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	1,160	$12	1,104	$11	1,532	$15	1,099	$11	1,144	$11	4,017	$40	$2,384,176	$(2,661,080)	$16,920	$(259,884)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	176	—	27	203
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	4	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	474	5	5,660	—	—	5,665
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock –Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(610)	—	(610)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(505)	—	(505)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(693)	—	(693)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(511)	—	(511)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(518)	—	(518)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,461)	—	(2,461)
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(170)	—	(170)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	28	28
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	413	—	413
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(669)	—	(669)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	49	1	562	—	—	563
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	931	931
Extinguishment of preferred stock	—	—	(9)	—	(29)	—	(9)	—	(40)	—	132	1	(212)	211	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	50,254	(8)	50,246
Balance at June 30, 2024	1,160	$12	1,095	$11	1,503	$15	1,090	$11	1,104	$11	4,676	$47	$2,390,362	$(2,616,339)	$17,894	$(207,976)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	4,353	$100,192	262	$6,434	$22,300
Equity-based compensation	—	—	—	—	520
Issuance of restricted shares/units	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Issuance of preferred stock	871	19,486	101	2,439	—
Dividends declared – preferred stock –Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	(413)
Redemption value adjustment – preferred stock	—	565	—	104	—
Redemption of preferred stock	(18)	(426)	(5)	(137)	—
Contributions from noncontrolling interests	—	—	—	—	—
Extinguishment of preferred stock	—	—	—	—	—
Net income (loss)	—	—	—	—	565
Balance at June 30, 2024	5,206	$119,817	358	$8,840	$22,972

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,637	$56	$2,392,518	$(2,811,868)	$13,402	$(405,835)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	—	(4)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	115	—	13	128
Issuances of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(79)	—	—	(79)
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,174)	—	(1,174)
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(956)	—	(956)
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,356)	—	(1,356)
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(973)	—	(973)
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(969)	—	(969)
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,508)	—	(7,508)
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(740)	—	(740)
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(40)	—	(40)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Issuance of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	56	56
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(527)	—	(527)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,587)	—	(3,587)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	272	3	1,908	—	—	1,911
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,941	1,941
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(50,367)	(3,188)	(53,555)
Balance at June 30, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,909	$59	$2,394,458	$(2,880,095)	$12,212	$(473,309)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	6,800	$156,671	601	$14,869	—	$—	—	$—	$22,509
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	39
Issuances of preferred stock	959	21,354	167	4,028	112	1,942	145	2,710	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—
Issuance of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	527
Redemption value adjustment – preferred stock	—	1,926	—	157	—	638	—	866	—
Redemption of preferred stock	(59)	(1,380)	(21)	(531)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(1,082)
Balance at June 30, 2025	7,700	$178,571	747	$18,523	112	$2,580	145	$3,576	$21,993

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,160	$12	1,175	$11	1,532	$15	1,170	$12	1,161	$12	3,742	$37	$2,383,312	$(2,729,312)	$14,859	$(331,042)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(3)	—	(49)	—	—	(49)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	496	—	40	536
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	4	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	616	7	7,793	—	—	7,800
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,223)	—	(1,223)
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,014)	—	(1,014)
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,399)	—	(1,399)
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,026)	—	(1,026)
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,054)	—	(1,054)
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,473)	—	(4,473)
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(290)	—	(290)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8)	(8)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	41	41
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	1,204	—	1,204
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,351)		(1,351)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	51	1	594	—	—	595
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,979	2,979
Extinguishment of preferred stock	—	—	(80)	—	(29)	—	(80)	(1)	(57)	(1)	266	2	(1,784)	1,784	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	121,815	(17)	121,798
Balance at June 30, 2024	1,160	$12	1,095	$11	1,503	$15	1,090	$11	1,104	$11	4,676	$47	$2,390,362	$(2,616,339)	$17,894	$(207,976)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	3,475	$79,975	194	$4,783	$22,007
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	751
Issuance of restricted shares/units	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Issuance of preferred stock	1,749	39,048	170	4,095	—
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	(1,204)
Redemption value adjustment – preferred stock	—	1,220	—	131	—
Redemption of preferred stock	(18)	(426)	(6)	(169)	—
Contributions from noncontrolling interests	—	—	—	—	—
Extinguishment of preferred stock	—	—	—	—	—
Net income (loss)	—	—	—	—	1,418
Balance at June 30, 2024	5,206	$119,817	358	$8,840	$22,972
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(54,637)	$123,216
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	72,615	77,731
Impairment charges	1,447	—
Amortization of intangibles	(77)	(81)
Recognition of deferred income	(144)	(111)
Bad debt expense	902	1,134
Deferred income tax expense (benefit)	(33)	22
Equity in (earnings) loss of unconsolidated entities	387	695
(Gain) loss on consolidation of VIE and disposition of assets and hotel properties	(38,552)	(94,397)
(Gain) loss on derecognition of assets	(19,946)	(145,634)
(Gain) loss on extinguishment of debt	15	(45)
Realized and unrealized (gain) loss on derivatives	3,576	(6,118)
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	17,704	10,028
Equity-based compensation	167	1,287
Non-cash interest income	(790)	(916)
Changes in operating assets and liabilities, exclusive of the effect of the consolidation of VIE and disposition of asset and hotel properties and derecognition of assets:
Accounts receivable and inventories	(13,384)	(20,403)
Prepaid expenses and other assets	5,879	4,195
Accounts payable and accrued expenses and accrued interest payable	13,275	7,242
Accrued interest associated with hotels in receivership	19,946	20,960
Due to/from related parties	(57)	(10,122)
Due to/from third-party hotel managers	47	(2,363)
Due to/from Ashford Inc., net	(16,986)	(4,803)
Operating lease liabilities	(213)	(204)
Operating lease right-of-use assets	214	201
Other liabilities	(3)	(3)
Net cash provided by (used in) operating activities	(8,648)	(38,489)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(39,767)	(64,816)
Net proceeds from disposition of assets and hotel properties	126,404	300,022
Net proceeds from sale of tax credits	18,761	—
Issuance of note receivable	(27)	(2,632)
Proceeds from property insurance	449	755
Net cash provided by (used in) investing activities	105,820	233,329
Cash Flows from Financing Activities
Borrowings on indebtedness	506,747	28,223
Repayments of indebtedness	(542,293)	(316,418)
Payments for loan costs and exit fees	(42,118)	(16,598)
Payments for dividends and distributions	(11,614)	(9,466)
Purchases of common stock	(4)	(49)
Payments for derivatives	(4,783)	(15,088)
Proceeds from derivatives	2,356	16,429
Proceeds from common stock offerings	—	7,746
Proceeds from preferred stock offerings	28,146	42,341
Payments on finance lease liabilities	(221)	(234)
Issuance of Stirling OP common units	51	36
Contributions from noncontrolling interests	1,941	2,979
Net cash provided by (used in) financing activities	(61,792)	(260,099)
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	35,380	(65,259)

	Six Months Ended June 30,
	2025	2024
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	220,475	311,534
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$255,855	$246,275

Supplemental Cash Flow Information
Interest paid	$111,712	$142,965
Income taxes paid (refunded)	(1,773)	1,055

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$9,292	$15,006
Non-cash loan principal associated with default interest and late charges	4,826	—
Non-cash extinguishment of preferred stock	—	5,393
Issuance of common stock from preferred stock exchanges	—	3,609
Non-cash preferred stock dividends	1,912	816
Unsettled proceeds from derivatives	80	1,319
Non-cash derecognition of assets	—	231,639
Dividends and distributions declared but not paid	4,166	3,767

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$112,907	$165,231
Restricted cash at beginning of period	99,695	146,079
Cash, cash equivalents and restricted cash at beginning of period	$212,602	$311,310
Cash and cash equivalents at beginning of period included in assets held for sale	15	1
Restricted cash at beginning of period included in assets held for sale	7,858	223
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	$220,475	$311,534

Cash and cash equivalents at end of period	$99,965	$121,774
Restricted cash at end of period	153,870	124,501
Cash, cash equivalents and restricted cash at end of period	$253,835	$246,275
Cash and cash equivalents at end of period included in assets held for sale	1,310	—
Restricted cash at end of period included in assets held for sale	710	—
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$255,855	$246,275
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Trust, Inc., together with its subsidiaries (“Ashford Trust”), is a real estate investment trust (“REIT”). While our portfolio currently consists of upscale hotels and upper upscale full-service hotels, our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the United States that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average, and in all methods including direct real estate, equity and debt. We currently anticipate future investments will predominantly be in upper upscale hotels. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership. Terms such as “the Company,” “we,” “us” or “our” refer to Ashford Hospitality Trust, Inc. and, as the context may require, all entities included in its consolidated financial statements.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of June 30, 2025, we held interests in the following assets:
•67 consolidated operating hotel properties, which represent 16,736 total rooms;
•one consolidated operating hotel property, which represents 188 total rooms through a 29.3%-owned investment in a consolidated entity;
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
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2025, our 68 operating hotel properties and four Stirling OP hotel properties were leased by our wholly-owned or majority-owned subsidiaries, which are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
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
815 Commerce Managing Member, LLC (“815 Commerce MM”) is considered to be a VIE, as defined by authoritative accounting guidance. On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce MM, which developed the Le Méridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. During 2023, the Company entered into a loan agreement with the manager of 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. As of June 30, 2025, the Company has funded $8.9 million.
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
The Company determined Ashford Trust to be the primary beneficiary of Stirling OP in contemplation of: (1) the related party group comprising: (i) Ashford Trust and (ii) the stockholders who have control over the election or removal of the board of directors of Stirling Inc. who have power to direct the most significant activities of Stirling OP; and (2) the consideration that substantially all the economics are held by the Company through its equity interest, and substantially all of the activities are performed on the Company’s behalf. As such, the properties and debt continue to be reflected on the Company's balance sheet at their historical carrying values. As of June 30, 2025, Ashford Trust remains the primary beneficiary and continues to consolidate Stirling OP.
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following transactions affect reporting comparability of our consolidated financial statements:

Property	Location	Type	Date
Courtyard Columbus Tipton Lakes	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
One Ocean	Atlantic Beach, FL	Disposition	June 27, 2024
The Ashton	Fort Worth, TX	Disposition	July 16, 2024
Le Méridien Fort Worth	Fort Worth, TX	Developed	August 29, 2024
Courtyard Boston	Boston, MA	Disposition	January 10, 2025
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
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of June 30, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to impact only disclosures with respect to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization and depletion) included in certain expense captions presented on the face of the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended June 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$13,945	$3,979	$1,323	$—	$19,247
Dallas/Ft. Worth, TX Area	5	15,991	3,842	1,367	—	21,200
Houston, TX Area	3	7,440	2,578	371	—	10,389
Los Angeles, CA Metro Area	4	18,415	4,532	1,529	—	24,476
Miami, FL Metro Area	2	6,586	2,709	456	—	9,751
Minneapolis – St. Paul, MN Area	2	3,668	1,392	179	—	5,239
Nashville, TN Area	1	15,123	9,589	1,433	—	26,145
New York/New Jersey Metro Area	4	11,268	4,072	618	—	15,958
Orlando, FL Area	2	5,310	448	527	—	6,285
Philadelphia, PA Area	1	3,492	325	346	—	4,163
San Diego, CA Area	2	5,757	373	364	—	6,494
San Francisco – Oakland, CA Metro Area	3	10,396	1,287	571	—	12,254
Tampa, FL Area	2	7,509	1,683	651	—	9,843
Washington D.C. – MD – VA Area	9	38,778	6,637	3,578	—	48,993
Other Areas	26	63,525	11,890	5,693	—	81,108
Corporate	—	—	—	—	456	456
Total	72	$227,203	$55,336	$19,006	$456	$302,001

	Three Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$14,321	$4,077	$934	$—	$19,332
Dallas/Ft. Worth, TX Area	5	14,249	3,904	1,001	—	19,154
Houston, TX Area	3	6,894	2,509	274	—	9,677
Los Angeles, CA Metro Area	4	17,912	4,119	1,173	—	23,204
Miami, FL Metro Area	2	5,899	2,633	345	—	8,877
Minneapolis – St. Paul, MN Area	2	3,897	1,551	140	—	5,588
Nashville, TN Area	1	16,003	7,005	1,214	—	24,222
New York/New Jersey Metro Area	4	11,471	3,513	511	—	15,495
Orlando, FL Area	2	5,586	366	530	—	6,482
Philadelphia, PA Area	1	3,631	268	288	—	4,187
San Diego, CA Area	2	6,158	460	376	—	6,994
San Francisco – Oakland, CA Metro Area	3	9,943	1,318	333	—	11,594
Tampa, FL Area	2	7,063	1,908	515	—	9,486
Washington D.C. – MD – VA Area	9	41,078	7,927	2,414	—	51,419
Other Areas	26	65,344	11,177	5,282	—	81,803
Disposed/derecognized properties	9	14,156	2,525	1,604	—	18,285
Corporate	—	—	—	—	683	683
Total	81	$243,605	$55,260	$16,934	$683	$316,482

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$28,530	$8,273	$2,495	$—	$39,298
Dallas/Ft. Worth, TX Area	5	31,839	8,140	2,712	—	42,691
Houston, TX Area	3	14,420	4,860	683	—	19,963
Los Angeles, CA Metro Area	4	36,796	9,771	2,877	—	49,444
Miami, FL Metro Area	2	15,843	6,208	903	—	22,954
Minneapolis – St. Paul, MN Area	2	6,069	2,320	306	—	8,695
Nashville, TN Area	1	28,926	18,560	2,533	—	50,019
New York/New Jersey Metro Area	4	19,695	7,615	1,098	—	28,408
Orlando, FL Area	2	12,262	895	1,054	—	14,211
Philadelphia, PA Area	1	5,666	550	590	—	6,806
San Diego, CA Area	2	10,803	715	722	—	12,240
San Francisco – Oakland, CA Metro Area	3	19,355	2,601	1,036	—	22,992
Tampa, FL Area	2	17,753	4,263	1,280	—	23,296
Washington D.C. – MD – VA Area	9	69,595	12,691	6,476	—	88,762
Other Areas	26	115,842	22,385	10,428	—	148,655
Disposed/derecognized properties	1	110	18	33	—	161
Corporate	—	—	—	—	765	765
Total	73	$433,504	$109,865	$35,226	$765	$579,360

	Six Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$27,638	$8,254	$1,871	$—	$37,763
Dallas/Ft. Worth, TX Area	5	27,548	8,651	1,842	—	38,041
Houston, TX Area	3	13,018	4,986	524	—	18,528
Los Angeles, CA Metro Area	4	36,853	9,168	2,306	—	48,327
Miami, FL Metro Area	2	15,116	5,696	703	—	21,515
Minneapolis – St. Paul, MN Area	2	6,446	2,357	274	—	9,077
Nashville, TN Area	1	29,536	15,139	2,328	—	47,003
New York/New Jersey Metro Area	4	19,654	7,030	948	—	27,632
Orlando, FL Area	2	12,530	774	1,140	—	14,444
Philadelphia, PA Area	1	5,904	483	533	—	6,920
San Diego, CA Area	2	11,366	778	763	—	12,907
San Francisco – Oakland, CA Metro Area	3	18,931	2,652	723	—	22,306
Tampa, FL Area	2	16,696	4,219	1,022	—	21,937
Washington D.C. – MD – VA Area	9	70,903	13,988	4,576	—	89,467
Other Areas	26	116,691	22,187	9,640	—	148,518
Disposed/derecognized properties	24	43,982	6,256	4,433	—	54,671
Corporate	—	—	—	—	1,322	1,322
Total	96	$472,812	$112,618	$33,626	$1,322	$620,378
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$434,027	$437,567
Buildings and improvements	2,628,704	2,700,234
Furniture, fixtures and equipment	178,267	171,762
Construction in progress	15,170	23,254
Hilton Marietta finance lease	17,269	17,269
Total cost	3,273,437	3,350,086
Accumulated depreciation	(1,029,900)	(1,030,879)
Investments in hotel properties, net	$2,243,537	$2,319,207

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Dispositions, Impairment Charges and Assets Held For Sale
Dispositions
On January 10, 2025, the Company completed the sale of the 315-room Courtyard Boston Downtown located in Boston, Massachusetts, for $123.0 million, subject to customary pro rations and adjustments, resulting in a recognized gain of $31.9 million. This gain is reported within “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
On April 14, 2025, the Residence Inn Orlando sold a parcel of land for $7.2 million, net of selling expenses, resulting in a recognized gain of $6.7 million. This gain is reported within “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the Company’s consolidated statements of operations.

On May 19, 2025, the Company sold state tax credits held by the Le Méridien Fort Worth property for $18.8 million in cash.
The results of operations for disposed and derecognized hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2024 and 2025 dispositions. The following table includes condensed financial information from the Company’s dispositions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total hotel revenue	$—	$18,285	$159	$54,671
Total hotel operating expenses	—	(11,755)	(363)	(38,798)
Property taxes, insurance and other	—	(1,196)	180	(4,167)
Depreciation and amortization	—	(1,261)	—	(5,482)
Total operating expenses	—	(14,212)	(183)	(48,447)
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	—	87,441	31,868	94,397
Gain (loss) on derecognition of assets	—	11,725	10,046	145,634
Operating income (loss)	—	103,239	41,890	246,255
Interest income	—	65	—	166
Interest expense and amortization of discounts and loan costs	—	(3,989)	(126)	(10,298)
Interest expense associated with hotels in receivership	—	(11,944)	(10,046)	(24,042)
Write-off of premiums, loan costs and exit fees	—	(850)	—	(838)
Gain (loss) on extinguishment of debt	—	—	—	45
Income (loss) before income taxes	—	86,521	31,718	211,288
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	—	(1,090)	(507)	(2,651)
Net income (loss) attributable to the Company	$—	$85,431	$31,211	$208,637
Impairment Charges
For the three and six months ended June 30, 2025, we recorded an impairment charge of $1.4 million at the Residence Inn Evansville as a result of reduced estimated cash flows resulting from changes to the expected holding period of the hotel property. The impairment charge was based on the market approach methodology which compares the net book value of the assets to their fair market value, which is considered a Level 3 valuation technique.
For the three and six months ended June 30, 2024, no impairment charges were recorded related to hotel properties.
Assets Held For Sale
On May 22, 2025 and May 31, 2025, the Company entered into purchase and sale agreements for the Houston Hilton NASA Clear Lake in Houston, Texas and Residence Inn Evansville in Evansville, Indiana, respectively. As of June 30, 2025, both properties were classified as held for sale. Depreciation and amortization ceased as of the date the assets were deemed held for sale. Since the sale of these hotels does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operations were not reported as discontinued operations in the consolidated financial statements. The Residence Inn Evansville sale closed on August 11, 2025. See note 18.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet were as follows:

June 30, 2025
Assets
Investments in hotel properties, gross	$26,267
Accumulated depreciation	(9,871)
Investments in hotel properties, net	16,396
Cash and cash equivalents	1,310
Restricted cash	710
Accounts receivable, net	296
Inventories	49
Deferred costs, net	8
Other assets	135
Assets held for sale	$18,904

Liabilities
Indebtedness, net	$27,234
Accounts payable and accrued expenses	1,499
Accrued interest	229
Due to related parties, net	127
Due to Ashford Inc., net	64
Liabilities related to assets held for sale	$29,153
6. Investments in Unconsolidated Entities
As of June 30, 2025, the Company had invested $9.1 million in an entity that holds the Meritage Investment in Napa, California, and $5.5 million in OpenKey, a consolidated subsidiary of Ashford Inc. Our investments are recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and are accounted for under the equity method of accounting as we have been deemed to have significant influence over the entities under the applicable accounting guidance.
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any other-than-temporary impairment is recorded in equity in earnings (loss) of unconsolidated entities. In the fourth quarter of 2024, we recorded an impairment charge for our OpenKey investment of approximately $1.0 million, which reduced the carrying value to $0. No impairment charges were recorded on our investments during the three and six months ended June 30, 2025 and 2024.
The following table summarizes our carrying value in unconsolidated entities:

	June 30, 2025	December 31, 2024
Carrying value of the Meritage Investment (in thousands)	$7,203	$7,590
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OpenKey	$—	$(180)	$—	$(289)
Meritage Investment	44	18	(387)	(406)
	$44	$(162)	$(387)	$(695)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

						June 30, 2025	December 31, 2024
Indebtedness	Collateral		Maturity	Interest Rate		Debt Balance	Debt Balance
Mortgage loan(2)	2	hotels	February 2025		4.45%	$—	$25,882
Mortgage loan(3)	1	hotel	March 2025		4.66%	21,971	22,132
Mortgage loan(4)	18	hotels	April 2025	SOFR(1) +	3.70%	743,625	862,027
Mortgage loan(2)	4	hotels	June 2025	SOFR(1) +	4.03%	—	143,877
Mortgage loan(2)	4	hotels	June 2025	SOFR(1) +	4.29%	—	159,424
Mortgage loan(2)	5	hotels	June 2025	SOFR(1) +	3.02%	—	109,473
Mortgage loan(5)	8	hotels	July 2025	SOFR(1) +	3.28%	325,000	325,000
Mortgage loan(6)	1	hotel	December 2025	SOFR(1) +	4.00%	37,000	37,000
Term loan(7)	Equity		January 2026		14.00%	—	44,722
Mortgage loan(8)	1	hotel	February 2026	SOFR(1) +	2.85%	12,330	12,330
Mortgage loan(9)	17	hotels	March 2026	SOFR(1) +	3.39%	409,750	409,750
Mortgage loan(10)	2	hotels	May 2026	SOFR(1) +	4.00%	98,450	98,450
Mortgage loan(11)	1	hotel	May 2026	SOFR(1) +	3.98%	267,200	267,200
Mortgage loan(2)	16	hotels	February 2027	SOFR(1) +	4.37%	580,000	—
Mortgage loan(12)	1	hotel	November 2027	SOFR(1) +	4.75%	121,500	121,500
Mortgage loan(13)	4	hotels	December 2028		8.51%	30,200	30,200
Preferred interest(14)	1	hotel	May 2029		14.00%	35,185	—
Bridge loan(15)(16)	1	hotel	September 2025		7.75%	2,167	20,898
Construction loan(15)	1	hotel	May 2033		11.26%	15,726	15,785
Total indebtedness						$2,700,104	$2,705,650
Premiums (discounts), net						322	331
Capitalized default interest and late charges						3,549	36
Deferred loan costs, net						(31,976)	(8,459)
Embedded debt derivative (7)						—	29,099
Indebtedness, net						$2,671,999	$2,726,657
Indebtedness, net related to assets held for sale(4)	1	hotel	April 2025	SOFR(1) +	3.70%	—	97,368
Indebtedness, net related to assets held for sale (9)	2	hotels	March 2026	SOFR(1) +	3.39%	27,234	—
						$2,644,765	$2,629,289
_____________________________
(1)    SOFR rates were 4.32% and 4.33% at June 30, 2025 and December 31, 2024, respectively.
(2)    On February 12, 2025, this mortgage loan was refinanced into a new $580.0 million mortgage loan. The new mortgage loan is interest only and bears interest at a rate of SOFR + 4.37%, has a two-year initial term, and has three one-year extension options, subject to the satisfaction of certain conditions.
(3)    As of June 30, 2025, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest of 5.00% was accrued in addition to the stated interest rate, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations.
(4)     In January 2025, this mortgage loan was paid down $118.4 million in conjunction with the sale of the Courtyard Boston Downtown. As of June 30, 2025, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest of 4.00% was accrued in addition to the stated interest rate, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations. On June 9, 2025 and July 7, 2025, this loan entered into forbearance agreements that expired on July 7, 2025 and July 30, 2025, respectively. On July 30, 2025, this mortgage loan was amended to extend the maturity date to January 9, 2026 with a six month extension option, subject to the satisfaction of certain conditions, and is no longer in default. See note 18.
(5)    This mortgage loan has six one-year extension options, subject to satisfaction of certain conditions. The sixth one-year extension period began in February 2025, subject to satisfaction of certain conditions, which must be completed by August 9, 2025. On August 7, 2025, this mortgage loan was amended to extend the waiver date from August 9, 2025 to September 9, 2025.
(6)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in December 2024. This mortgage loan has a SOFR floor of 0.50%.
(7)    On February 12, 2025, we repaid this term loan including the $30.0 million exit fee.
(8)     On February 24, 2025, we amended this mortgage loan. Terms of the amendment included extending the current maturity date to February 2026 and adding one one-year extension option, subject to satisfaction of certain conditions.
(9)     On April 9, 2025, this mortgage loan was amended. Terms of the amendment included extending the current maturity date from April 2025 to March 2026, and adding two one-year extension options, subject to the satisfaction of certain conditions. As of June 30, 2025, the Hilton Houston NASA Clear Lake and Residence Inn Evansville properties are held for sale. See note 5.
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
(14)    On May 8, 2025, we received $35.0 million in return for an equity investment in a hotel property. The holder is entitled to a preferred return of 14.0% per annum. The investment is mandatorily redeemable on May 10, 2029.
(15)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in notes 1, 2 and 8.
(16)     In June 2025, this loan was amended. Terms of the amendment included extending the maturity date to September 2025.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2025	2024	2025	2024
Interest expense and amortization of discounts and loan costs	$26	$(18)	$9	$(879)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the three months ended June 30, 2025, the Company capitalized $4.8 million of default interest and late charges related to our Morgan Stanley Pool mortgage loan upon the refinancing of the loan. The amount was capitalized into the principal balance and will be amortized over the remaining initial term of the mortgage loan using the effective interest method. The amount of the capitalized principal that was amortized during the three and six months ended June 30, 2025 was $1.3 million. For the three and six months ended June 30, 2024, the Company amortized $101,000 and $244,000, respectively, of capitalized principal that related to debt restructurings which occurred in the 2021 and 2020 fiscal years. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
We derecognized the hotel properties that secured the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotel properties and, accordingly, recognized a gain of $133.9 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations for the three months ended March 31, 2024. We recorded a contract asset of $378.2 million as of March 31, 2024, which represented the liabilities from which we expect to be released upon final resolution with the lenders on the KEYS Pool A and KEYS Pool B mortgage loans in exchange for the transfer of ownership of the respective hotel properties. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024 and

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
June 25, 2025, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes and SpringHill Suites BWI Airport, respectively, to a third-party purchaser.
For the three and six months ended June 30, 2025, we recognized additional gains of $9.9 million and $19.9 million, respectively, which were included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
On March 6, 2025, the $22.1 million non-recourse mortgage loan secured by the Hilton Scotts Valley reached final maturity and was not repaid, resulting in a default under the terms and conditions of the mortgage loan agreement.
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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of June 30, 2025, we were in compliance with all covenants related to mortgage loans, except where noted above. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
Interest Rate Derivatives—We use interest rate caps and floors to hedge our debt and cash flows, which are recorded at fair value. Payments from counterparties on in-the-money interest rate caps and floors are recognized as realized gains on our condensed consolidated statements of operations. See note 9.
Compound Embedded Debt Derivative—On February 12, 2025, we repaid the outstanding balance on our corporate strategic financing with Oaktree Capital Management, L.P. (the “Oaktree Credit Agreement”), which included an exit fee of $30.0 million. Prior to the repayment date, the exit fee was considered under the applicable accounting guidance as an embedded derivative liability that met the criteria for bifurcation from the debt host and was measured at estimated fair value at each reporting period. See note 9.
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
The following table summarizes the note receivable (dollars in thousands):

	Interest Rate	June 30, 2025	December 31, 2024
Note receivable (1)	18.0%	$11,382	$10,565
_____________________________
(1)    As of June 30, 2025, the Company’s note receivable balance consists of advances of $8.9 million and accrued interest of $2.5 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the interest income associated with the note receivable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2025	2024	2025	2024
Interest income	$398	$459	$790	$845
We review receivables for impairment each reporting period. Under this model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded to the note receivable for the three and six months ended June 30, 2025 and 2024.
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
The fair value of interest rate caps and floors is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below the strike rates of the floors or rise above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (SOFR forward curves) and volatilities (Level 2 inputs). We also incorporate credit valuation adjustments (Level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2025, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.322% to 3.130% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Prior to the Company’s repayment of the Oaktree term loan on February 12, 2025, we recorded an embedded debt derivative attributed to the Oaktree term loan’s compound embedded derivative liability. The compound embedded derivative liability was considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on “with and without” valuation models.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at March 31, 2024	21,072
Re-measurement of fair value	128
Balance at June 30, 2024	21,200
Re-measurement of fair value	1,200
Balance at September 30, 2024	22,400
Re-measurement of fair value	6,699
Balance at December 31, 2024	29,099
Re-measurement of fair value	901
Payment of derivative liability	(30,000)
Balance at March 31, 2025 and June 30, 2025	$—
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2025:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$657	$—	$657
Interest rate derivatives – caps	—	1,788	—	1,788
Total	$—	$2,445	$—	$2,445	(1)

December 31, 2024:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$434	$—	$434
Interest rate derivatives – caps	—	2,160	—	2,160
Total	$—	$2,594	$—	$2,594	(1)
Liabilities
Embedded debt derivative	$—	$—	$(29,099)	$(29,099)	(2)
Net	$—	$2,594	$(29,099)	$(26,505)
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

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2025		2024
Assets
Derivative assets:
Interest rate derivatives – floors	$39		$—
Interest rate derivatives – caps	(875)		1,485
Total	$(836)		$1,485
Liabilities
Derivative liabilities:
Embedded debt derivative	$—		$(128)
Net	$(836)		$1,357

Total combined
Interest rate derivatives – floors	$39		$—
Interest rate derivatives – caps	(1,348)		(5,873)
Embedded debt derivative	—		(128)
Unrealized gain (loss) on derivatives	(1,309)	(1)	(6,001)	(1)
Realized gain (loss) on interest rate caps	473	(1) (2)	7,358	(1) (2)
Net	$(836)		$1,357
____________________________________
(1)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Represents settled and unsettled payments from counterparties on interest rate caps.

	Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2025		2024
Assets
Derivative assets:
Interest rate derivatives – floors	$223		$—
Interest rate derivatives – caps	(2,898)		3,622
Total	$(2,675)		$3,622

Liabilities
Derivative liabilities:
Embedded debt derivative	$(901)		$2,496
Net	$(3,576)		$6,118

Total combined
Interest rate derivatives – floors	$223		$—
Interest rate derivatives – caps	(3,693)		(12,450)
Embedded debt derivative	(901)		2,496
Unrealized gain (loss) on derivatives	(4,371)	(1)	(9,954)	(1)
Realized gain (loss) on interest rate caps	795	(1) (2)	16,072	(1) (2)
Net	$(3,576)		$6,118
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

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$2,445	$2,445	$2,594	$2,594
Financial liabilities measured at fair value:
Embedded debt derivative	$—	$—	$29,099	$29,099

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$101,275	$101,275	$112,922	$112,922
Restricted cash (1)	154,580	154,580	107,553	107,553
Accounts receivable, net (1)	48,042	48,042	36,231	36,231
Notes receivable, net	11,382	11,382	10,565	10,565
Due from third-party hotel managers	21,813	21,813	21,604	21,604

Financial liabilities not measured at fair value:
Indebtedness (1)	$2,700,426	$2,701,198	$2,705,981	$2,695,013
Indebtedness associated with hotels in receivership	301,040	248,323	314,640	257,546
Accounts payable and accrued expenses (1)	131,634	131,634	138,895	138,895
Accrued interest payable (1)	20,080	20,080	10,576	10,576
Accrued interest associated with hotels in receivership	69,435	69,435	52,031	52,031
Dividends and distributions payable	4,166	4,166	3,952	3,952
Due to Ashford Inc., net (1)	9,003	9,003	25,653	25,653
Due to related parties, net (1)	2,793	2,793	2,850	2,850
Due to third-party hotel managers	1,401	1,401	1,145	1,145
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of June 30, 2025 and December 31, 2024.
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
Indebtedness and indebtedness associated with hotels in receivership. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of total indebtedness to be approximately 100.0% of the carrying value of $2.7 billion at June 30, 2025 and approximately 99.6% of the carrying value of $2.7 billion at December 31, 2024. We estimated the fair value of indebtedness associated with hotels in receivership to be approximately 82.5% of the carrying value of $301.0 million at June 30, 2025 and approximately 81.9% of the carrying value of $314.6 million at December 31, 2024. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) allocated to common stockholders – basic and diluted:
Income (loss) attributable to the Company	$(30,396)	$50,254	$(50,367)	$121,815
Less: dividends on preferred stock	(7,017)	(5,468)	(13,746)	(10,479)
Less: deemed dividends on redeemable preferred stock	(2,530)	(669)	(3,587)	(1,351)
Add: gain (loss) on extinguishment of preferred stock	—	211	—	1,784
Less: net (income) loss allocated to performance stock units	—	(203)	—	(542)
Distributed and undistributed income (loss) allocated to common stockholders – basic	$(39,943)	$44,125	$(67,700)	$111,227
Add back: dividends on preferred stock – Series J (inclusive of deemed dividends)	—	3,026	—	5,693
Add back: dividends on preferred stock – Series K (inclusive of deemed dividends)	—	274	—	421
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(631)	—	—	—
Distributed and undistributed income (loss) allocated to common stockholders – basic and diluted	$(40,574)	$47,425	$(67,700)	$117,341

Weighted average common shares outstanding:
Weighted average shares outstanding – basic and diluted	5,804	4,324	5,728	4,085
Effect of assumed conversion of preferred stock – Series J	—	13,709	—	10,557
Effect of assumed conversion of preferred stock – Series K	—	903	—	663
Effect of assumed conversion of operating partnership units	91	—	—	—
Weighted average shares outstanding – diluted	5,895	18,936	5,728	15,305

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(6.88)	$10.20	$(11.82)	$27.23

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(6.88)	$2.50	$(11.82)	$7.67

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	$—	$203	$—	$542
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	565	(1,082)	1,418
Dividends on preferred stock – Series J (inclusive of deemed dividends)	4,834	—	9,434	—
Dividends on preferred stock – Series K (inclusive of deemed dividends)	426	—	897	—
Dividends on preferred stock – Series L (inclusive of deemed dividends)	668	—	668	—
Dividends on preferred stock – Series M (inclusive of deemed dividends)	906	—	906	—
Total	$6,834	$768	$10,823	$1,960

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	11	—	14	—
Effect of assumed conversion of operating partnership units	—	55	92	53
Effect of assumed conversion of preferred stock – Series J	31,926	—	28,392	—
Effect of assumed conversion of preferred stock – Series K	3,128	—	2,688	—
Effect of assumed conversion of preferred stock – Series L	201	—	101	—
Effect of assumed conversion of preferred stock – Series M	246	—	123	—
Total	35,512	55	31,410	53
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
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, generally have vesting periods of three years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets that results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership.
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
As of June 30, 2025, there were approximately 28,000 Performance LTIP units outstanding, representing 250% of the target number granted for the 2023 grant.
As of June 30, 2025, there are approximately 95,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units, other than approximately 22,000 LTIP and 61,000 Performance LTIP units, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	June 30, 2025	December 31, 2024
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$21,993	$22,509
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$186,762	$186,235
Ownership percentage of operating partnership	1.56%	1.02%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$631	$(565)	$1,082	$(1,418)
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
The table below summarizes the activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock issued	—	4,749	—	6,165
Gross proceeds	$—	$5,935	$—	$8,182
Commissions and other expenses	—	60	—	82
Net proceeds	$—	$5,875	$—	$8,100
Stock Repurchases—On April 6, 2022, the board of directors approved a stock repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors authorized in December 2017. No shares of our common stock or preferred stock were repurchased subject to the repurchase program during the three and six months ended June 30, 2025 and 2024, respectively.
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
The Series J Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Holders of the Series J Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series J Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive and the number of directors then constituting the board shall be increased by two and the holders of such shares of Series J Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series J Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company, who shall each be elected for one-year terms.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends (with no redemption fee). The Company has the right, in its sole discretion, to redeem the shares in cash or in an equal number of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption. The Series J Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash upon a change of control.
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
Dividends are payable on a monthly basis and payable in arrears on the 15th of each month (or, if such payment date is not a business day, the next succeeding business day) to holders of record at the close of business on the last business day of each month immediately preceding the applicable dividend payment date. Dividends will be computed on the basis of 12 30-day months and a 360-day year.
The Company has a DRIP that allows participating holders to have their Series J Preferred Stock dividend distributions automatically reinvested in additional shares of the Series J Preferred Stock at a price of $25.00 per share.
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series J Preferred Stock shares issued (1)	—	853	883	1,717
Net proceeds	$—	$19,185	$19,877	$38,629
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	June 30, 2025	December 31, 2024
Series J Preferred Stock	$178,571	$156,671
Cumulative adjustments to Series J Preferred Stock (1)	7,963	6,038
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series J Preferred Stock	$3,846	$2,461	$7,508	$4,473
The following table summarizes Series J Preferred Stock redemptions settled in common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series J Preferred Stock shares redeemed	18	18	59	18
Redemption amount, net of redemption fees	$410	$426	$1,380	$426
Common shares issued upon redemption	68	37	194	37
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
The Series K Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
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
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends (with no redemption fee). The Company has the right, in its sole discretion, to redeem the shares in cash or in an equal number of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption. The Series K Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash upon a change of control.
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
Dividends are payable on a monthly basis in arrears on the 15th of each month (or, if such payment date is not a business day, on the next succeeding business day) to holders of record at the close of business on the last business day of each month immediately preceding the applicable dividend payment date. Dividends will be computed on the basis of 12 30-day months and a 360-day year.
The Company has a DRIP that allows participating holders to have their Series K Preferred Stock dividend distributions automatically reinvested in additional shares of the Series K Preferred Stock at a price of $25.00 per share.
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series K Preferred Stock shares issued (1)	—	101	166	170
Net proceeds	$—	$2,456	$4,036	$4,132
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	June 30, 2025	December 31, 2024
Series K Preferred Stock	$18,523	$14,869
Cumulative adjustments to Series K Preferred Stock (1)	644	487
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series K Preferred Stock	$388	$170	$740	$290
The following table summarizes Series K Preferred Stock redemptions settled by the issuance of common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series K Preferred Stock shares redeemed	12	5	21	6
Redemption amount, net of redemption fees	$307	$137	$531	$169
Common shares issued upon redemption	50	12	79	14

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Series L Redeemable Preferred Stock
The Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series L Preferred Stock (the “Series L Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 12.0 million shares of Series L Preferred Stock or Series M Preferred Stock (as defined below) in a primary offering at a price of $25.00 per share, subject to offering discounts. The Company is also offering a maximum of 4.0 million shares of the Series L Preferred Stock or Series M Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).
The Series L Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Holders of the Series L Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series L Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive and the number of directors then constituting the board shall be increased by two and the holders of such shares of Series L Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series L Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends (with no redemption fee). The Company has the right, in its sole discretion, to redeem the shares in cash or in an equal number of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption. The Series L Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash upon a change of control.
The redemption fee shall be an amount equal to:
•8.0% of the stated value of $25.00 per share (the “Stated Value”) beginning on the Original Issue Date (as defined in the Articles Supplementary) of the shares of the Series L Preferred Stock to be redeemed;
•5.0% of the Stated Value beginning on the second anniversary from the Original Issue Date of the shares of the Series L Preferred Stock to be redeemed; and
•0% of the Stated Value beginning on the third anniversary from the Original Issue Date of the shares of the Series L Preferred Stock to be redeemed.
The Series L Preferred Stock provides for cash dividends at an annual rate equal to 7.5% per annum of the Stated Value beginning on the date of the first settlement of the Series L Preferred Stock.
Dividends are payable on a monthly basis and payable in arrears on the 15th of each month (or, if such payment date is not a business day, the next succeeding business day) to holders of record at the close of business on the last business day of each month immediately preceding the applicable dividend payment date. Dividends will be computed on the basis of 12 30-day months and a 360-day year.
The Company has a DRIP that allows participating holders to have their Series L Preferred Stock dividend distributions automatically reinvested in additional shares of the Series L Preferred Stock at a price of $25.00 per share.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The issuance activity of the Series L Preferred Stock is summarized below (in thousands):

Three and Six Months Ended June 30,
2025
Series L Preferred Stock shares issued (1)	112
Net proceeds	$2,320
________
(1)Exclusive of shares issued under the DRIP.
The Series L Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside of the Company’s control. As such, the Series L Preferred Stock is classified outside of permanent equity.
At the date of issuance, the carrying amount of the Series L Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period.
The redemption value adjustment of Series L Preferred Stock is summarized below (in thousands):

June 30, 2025
Series L Preferred Stock	$2,580
Cumulative adjustments to Series L Preferred Stock (1)	638
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

Three and Six Months Ended June 30,
2025
Series L Preferred Stock	$30
No redemptions of Series L Preferred Stock occurred in the three and six months ended June 30, 2025.
Series M Redeemable Preferred Stock
The Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series M Preferred Stock (the “Series M Preferred Stock). Pursuant to such equity distribution agreements, the Company is offering a maximum of 12.0 million shares of Series L Preferred Stock or Series M Preferred Stock in a primary offering at a price of $25.00 per share, subject to offering discounts. The Company is also offering a maximum of 4.0 million shares of the Series L Preferred Stock or Series M Preferred Stock pursuant to the DRIP at the Stated Value.
The Series M Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Holders of the Series M Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series M Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive, and the number of directors then constituting the board shall be increased by two and the holders of such shares of Series M Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series M Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends (with no redemption fee). The Company has the right, in its sole discretion, to redeem the shares in cash or in an equal number of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption. The Series M Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash upon a change of control.
The redemption fee shall be an amount equal to:
•1.5% of the stated value of $25.00 per share (the “Stated Value”) beginning on the Original Issue Date (as defined in the Articles Supplementary) of the shares of the Series M Preferred Stock to be redeemed; and
•0% of the Stated Value beginning on the first anniversary from the Original Issue Date of the shares of the Series M Preferred Stock to be redeemed.
Holders of Series M Preferred Stock are entitled to receive cumulative cash dividends at the initial rate of 7.7% per annum of the Stated Value of $25.00 per share (equivalent to an annual dividend rate of $1.925 per share). Beginning one year from the date of original issuance of each share of Series M Preferred Stock and on each one-year anniversary thereafter for such share of Series M Preferred Stock, the dividend rate shall increase by 0.10% per annum; provided, however, that the dividend rate for any share of Series M Preferred Stock shall not exceed 8.2% per annum of the Stated Value.
Dividends are payable on a monthly basis in arrears on the 15th of each month (or, if such payment date is not a business day, on the next succeeding business day) to holders of record at the close of business on the last business day of each month immediately preceding the applicable dividend payment date. Dividends will be computed on the basis of 12 30-day months and a 360-day year.
The Company has a DRIP that allows participating holders to have their Series M Preferred Stock dividend distributions automatically reinvested in additional shares of the Series M Preferred Stock at a price of $25.00 per share.
The issuance activity of the Series M Preferred Stock is summarized below (in thousands):

Three and Six Months Ended June 30,
2025
Series M Preferred Stock shares issued (1)	145
Net proceeds	$3,240
________
(1)Exclusive of shares issued under the DRIP.
The Series M Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside of the Company’s control. As such, the Series M Preferred Stock is classified outside of permanent equity.
At the date of issuance, the carrying amount of the Series M Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption value adjustment of Series M Preferred Stock is summarized below (in thousands):

June 30, 2025
Series M Preferred Stock	$3,576
Cumulative adjustments to Series M Preferred Stock (1)	866
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

Three and Six Months Ended June 30,
2025
Series M Preferred Stock	$40
No redemptions of Series M Preferred Stock occurred in the three and six months ended June 30, 2025.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advisory services fee
Base advisory fee	$8,210	$7,985	$16,279	$15,948
Reimbursable expenses (1)	3,345	2,744	6,527	9,142
Equity-based compensation (2)	222	507	155	1,043
Incentive fee	(66)	—	27	—
Total advisory services fee	$11,711	$11,236	$22,988	$26,133
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
On March 12, 2024, we entered into the Third Amended and Restated Advisory Agreement with Ashford LLC (as amended, the “Advisory Agreement”). The Advisory Agreement amends and restates the terms of the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to, among other items: (i) require the Company pay the advisor the Portfolio Company Fee (as defined in the Advisory Agreement) upon certain specified defaults under the Company’s loan agreements resulting in the foreclosure of the Company’s hotel properties; (ii) provide that there shall be no additional payments to the advisor from the amendments to the master hotel management agreement with Remington Hospitality and the master project management agreement with Premier until the Oaktree Credit Agreement is paid in full, and limits, for a period of two years thereafter, the incremental financial impact to no more than $2 million per year in additional payments to the advisor from such amendments; (iii) reduce the Consolidated Tangible Net Worth covenant (as defined in the Advisory Agreement) to $750 million (plus 75% of net equity proceeds received) from $1 billion (plus 75% of net equity proceeds received); (iv) revise the criteria that would constitute a Company Change of Control; (v) revise the definition of termination fee to provide for a minimum amount of such termination fee; and (vi) revise the criteria that would constitute a voting control event.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advisory services fee
Base advisory fee	$129	$195	$255	$452
Reimbursable expenses (1)	66	43	92	90
Performance participation fee	111	—	227	—
Total advisory services fee	$306	$238	$574	$542
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
Warwick
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage, which includes worker’s compensation, general liability and auto liability coverages. The hotel management companies procure worker’s compensation insurance, the expenses of which are passed through to the Company. Under the advisory agreement and hotel management agreements, Ashford Inc. secures general liability and auto liability policies to cover Ashford Trust, Braemar, Stirling OP, their hotel managers, as needed, and Ashford Inc. The total cost estimates covered by such policies are based on the collective pool of risk exposures from each party. Ashford Inc. delegates the management of the casualty insurance program to Warwick Insurance Company, LLC (“Warwick”), a subsidiary of Ashford Inc., which issues policies covering general liability, workers’ compensation and auto liability losses. Each year Ashford Inc. collects funds from Ashford Trust, Braemar, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Cash Management
The Company, Ashford Inc. and Braemar Hotels & Resorts Inc. (“Braemar”) are subject to an agreement pursuant to which the Advisor is to implement the REIT’s cash management strategies. This includes actively managing the REIT’s excess cash by primarily investing in short-term U.S. Treasury securities. The annual fee is 20 basis points (“bps”) of the average daily balance of the funds managed by the advisor and is payable monthly in arrears.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services, assist with loan modifications or refinancings on our behalf and provide brokerage services. During the three and six months ended June 30, 2025, we incurred fees of $565,000 and $2.4 million, respectively. During the three and six months ended June 30, 2024, we incurred fees of $3.3 million and $3.5 million, respectively.
Ashford Securities
The Company, Braemar and Ashford Inc. are party to the Fourth Amended and Restated Contribution Agreement with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). As of June 30, 2025, Ashford Trust has funded approximately $16.3 million. As of December 31, 2024, Ashford Trust had funded approximately $13.2 million and had a $503,000 payable that is included in “due to Ashford Inc., net” on our consolidated balance sheet.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2025	2024	2025	2024
Corporate, general and administrative	$2,158	$1,566	$3,738	$6,456
Design and Construction Services – Ashford Trust
Premier Project Management LLC (“Premier”), as a subsidiary of Ashford Inc., provides design and construction services to our hotels, including construction management, interior design, architectural services and the purchasing, freight management and supervision of installation of FF&E and related services. Pursuant to the design and construction services agreement, we pay Premier: (a) design and construction fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, architecture, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision.
On March 12, 2024, Ashford Trust OP entered into an Amended and Restated Master Project Management Agreement with Premier (the “A&R PMA”). The provisions of the A&R PMA are substantially the same as the Master Project Management Agreement, dated as of August 8, 2018. The A&R PMA provides for an initial term of ten years as to each hotel governed by

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the A&R PMA. The term may be renewed by Premier, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years; provided that, at the time the option to renew is exercised, Premier is not then in default under the A&R PMA. The A&R PMA also: (i) provides that fees will be payable monthly as the service is delivered based on percentage completion; (ii) allows a project management fee to be paid on a development, together with (and not in lieu of) the development fee; and (iii) fixes the fees for FF&E purchasing, expediting, freight management and warehousing at 8%.
Design and Construction Services – Stirling OP
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
The Master Project Management Agreement provides that Premier shall provide the following services and shall be paid the following fees: (i) architecture (6.5% of total construction costs, plus reimbursement for all third-party, out-of-pocket costs and expenses of mechanical, electrical and structural engineering services utilized in providing architectural services for project management work); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of FFE designed or selected by Premier); (iv) FFE purchasing (8% of the purchase price of the FFE purchased by Premier; provided that, if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the procurement fee is reduced to 6% of the FFE purchase price in excess of $2.0 million for such hotel in such calendar year); (v) freight expediting (8% of the cost of expediting FFE); (vi) warehousing (8% of the cost of warehousing goods delivered to the job site); and (vii) development (4% of total project costs).
Hotel Management Services
As of June 30, 2025, Remington Hospitality managed 50 of our 68 hotel properties and three of the four Stirling OP hotel properties.
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
On March 12, 2024, Ashford TRS Corporation entered into a Second Consolidated, Amended and Restated Hotel Master Management Agreement with Remington Hospitality (the “Second A&R HMA”). The provisions of the Second A&R HMA are substantially the same as in the Consolidated, Amended and Restated Hotel Master Management Agreement, dated as of August 8, 2018. The Second A&R HMA provides for an initial term of ten years as to each hotel governed by the Second A&R HMA. The term may be renewed by Remington Hospitality, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years; provided that, at the time the option to renew is exercised, Remington Hospitality is not then in default under the Second A&R HMA. The Second A&R HMA also provides that Remington Hospitality may charge market premiums for its self-insured health plans to its hotel employees, the cost of which is an operating expense of the hotel properties.
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
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing as of June 30, 2025, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 5% of gross revenues for capital

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing as of June 30, 2025, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2025 and 2049. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2025	2024	2025	2024
Other hotel expenses	$14,722	$14,698	$27,836	$28,590
Management Fees—Under hotel management agreements for our hotel properties existing as of June 30, 2025, we pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager’s payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021, to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals. As of June 30, 2025, the estimated settlement liability amount has been accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024, to globally resolve the three outstanding matters. A tentative settlement was reached subject to the parties finalizing the agreement and court approval. As of June 30, 2025, the estimated settlement liability amount has been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters; tax matters; and matters relating to compliance with applicable law (for example, the Americans with

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Disabilities Act and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flow.
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
17. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments: (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of June 30, 2025 and 2024, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
Each hotel property derives revenue primarily from guestroom sales, food and beverage sales and revenues from other lodging services and amenities. The accounting policies of each operating segment are the same as those described in the summary of significant accounting policies in note 2.
The CODM reviews and makes decisions on all aspects of the Company’s business using all available financial and non-financial data for each hotel individually. Capital allocation decisions to acquire, sell, enhance, redevelop or perform renewal and replacement expenditures are determined on a hotel-by-hotel basis. Specifically, the CODM reviews the results of each hotel to assess the hotel’s profitability. The key measure the CODM uses to allocate resources and assess performance is individual hotel net income (loss) before interest expense, income taxes, depreciation and amortization, adjusted to exclude certain items determined by management to not be reflective of its ongoing operating performance or incurred in the normal course of business (“Hotel Adjusted EBITDA”). The CODM does not regularly review the results of Stirling OP. The adjustments include gains and losses on hotel dispositions, impairment charges, pre-opening costs associated with extensive renovation projects, property-level legal settlements, restructuring, severance, management transition costs and other expenses identified by management as non-recurring. The CODM does not regularly review asset information by segment.
The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Rooms	$222,901	$239,493	$425,152	$465,143
Food and beverage	55,336	55,260	109,865	112,618
Other hotel revenue	18,905	16,875	35,058	33,502
Total hotel revenue	297,142	311,628	570,075	611,263
EXPENSES
Rooms	50,664	53,099	97,522	106,839
Food and beverage	35,455	37,508	71,181	75,339
Direct expenses	2,410	2,502	4,585	4,811
Indirect expenses:
Property, general and administration	27,054	30,492	51,452	62,953
Sales and marketing	31,026	31,958	59,436	63,463
Information and telecommunications systems	3,421	5,388	8,004	9,708
Repairs and maintenance	13,289	13,581	26,464	27,961
Energy	10,381	9,819	20,320	21,102
Lease expense	1,133	1,063	2,397	2,165
Ownership expenses	487	630	1,042	1,220
Incentive management fee	5,219	5,467	8,879	10,224
Management fees	10,078	10,913	19,468	21,821
Property taxes	9,823	10,596	19,750	20,893
Other taxes (refunds)	204	(1,107)	320	(883)
Insurance	5,446	5,828	10,868	12,272
Total expenses	206,090	217,737	401,688	439,888
Hotel adjusted EBITDA	$91,052	$93,891	$168,387	$171,375

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of hotel operating income (loss) to net income (loss)
Hotel adjusted EBITDA	$91,052	$93,891	$168,387	$171,375
Other revenue	456	683	765	1,322
Stirling OP hotel profit (loss)	1,173	1,230	2,302	2,030
Ownership expenses included in other hotel expenses	(5,152)	(2,793)	(10,499)	(5,444)
Ownership expenses included in property taxes, insurance and other	(520)	(742)	(840)	(970)
Management fees	(72)	(78)	(342)	(540)
Depreciation and amortization	(35,276)	(37,187)	(72,615)	(77,731)
Impairment charges	(1,447)	—	(1,447)	—
Advisory services fee	(12,017)	(11,474)	(23,562)	(26,675)
Corporate, general, and administrative	(5,485)	(7,194)	(9,817)	(15,403)
Gain (loss) on disposition of assets and hotel properties	6,684	87,441	38,552	94,397
Gain (loss) on derecognition of assets	9,900	11,725	19,946	145,634
Equity in earnings (loss) of unconsolidated entities	44	(162)	(387)	(695)
Interest income	1,253	1,688	2,467	3,672
Other income (expense), net	—	37	—	72
Interest expense and amortization of discounts and loan costs	(70,687)	(68,416)	(137,489)	(142,377)
Interest expense associated with hotels in receivership	(9,902)	(11,944)	(19,948)	(24,042)
Write-off of premiums, loan costs and exit fees	(1,486)	(3,796)	(6,083)	(3,814)
Gain (loss) on extinguishment of debt	(2)	—	(15)	45
Realized and unrealized gain (loss) on derivatives	(836)	1,357	(3,576)	6,118
Income tax (expense) benefit	(119)	(3,455)	(436)	(3,758)
Net income (loss)	$(32,439)	$50,811	$(54,637)	$123,216
The following table reconciles segment total revenue to total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment total hotel revenue	$297,142	$311,628	$570,075	$611,263
Stirling OP total hotel revenue	4,403	4,171	8,520	7,793
Consolidated total hotel revenue	301,545	315,799	578,595	619,056
Other revenue	456	683	765	1,322
Total consolidated revenue	$302,001	$316,482	$579,360	$620,378
18. Subsequent Events
On July 30, 2025, the Company extended its Highland mortgage loan secured by 18 hotels with an original maturity date of April 2025. Terms of the amendment included a $10.0 million principal paydown, extending the maturity date to January 9, 2026. The loan is subject to a six-month extension option to July 9, 2026, upon satisfaction of certain conditions, and bears interest at a floating rate of SOFR + 4.13%.
On August 11, 2025, the Company completed the sale of the 78-room Residence Inn Evansville located in Evansville, Indiana for $6.0 million, subject to customary pro rations and adjustments.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On August 14, 2025, the Company and Ashford LLC entered into Amendment No. 5 to the Advisory Agreement (the “Fifth Amendment”). The Fifth Amendment extends the outside date for which any sale or disposition of any of the Company’s Highland Portfolio and JPM8 hotel properties securing the associated mortgage loans following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from May 31, 2026 to August 15, 2026.
On August 14, 2025, Ashford Trust OP executed a Master Line of Credit Promissory Note (the “Promissory Note”) with Ashford LLC allowing Ashford Trust OP to draw up to $20 million in cash through August 15, 2026 to fund Permitted Costs (as defined in the Promissory Note). Funds advanced under the Promissory Note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the Promissory Note is August 15, 2026, at which time all principal drawn upon and outstanding interest are due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the Promissory Note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere herein. This report contains forward-looking statements within the meaning of the federal securities laws. Ashford Hospitality Trust, Inc. (“the Company,” “we,” “our” or “us”) cautions investors that any forward-looking statements presented herein, or which management may express orally or in writing from time to time, are based on management’s beliefs and assumptions at that time.
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
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
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently known to us. These beliefs, assumptions and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
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
•actions by the lenders to foreclose on our assets that are pledged as collateral;
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
•legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”), and related rules, regulations and interpretations governing the taxation of real estate investment trusts (“REITs”), including impacts from the One Big Beautiful Bill Act;
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
EXECUTIVE OVERVIEW
General
As of June 30, 2025, our portfolio consisted of 67 consolidated operating hotel properties, which represent 16,736 total rooms. One consolidated operating hotel property, which represents 188 total rooms is owned through a 29.3% investment in a consolidated entity. Additionally, our portfolio consists of four consolidated operating hotel properties, which represent 405 total rooms owned through a 98.7% ownership interest in Stirling OP, which was formed by Stirling Inc. to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts. Currently, all of our hotel properties are located in the United States.
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
Our current investment strategy is to focus on owning predominantly full-service hotels in the upper upscale segment in domestic markets that have RevPAR generally less than twice the national average. We believe that as supply, demand and capital market cycles change, we will be able to shift our investment strategy to take advantage of new lodging-related investment opportunities as they may develop. Our board of directors may change our investment strategy at any time without stockholder approval or notice. We will continue to seek ways to benefit from the cyclical nature of the hotel industry.

We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2025, Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 50 of our 68 operating hotel properties and three of the four Stirling OP hotel properties. Third-party management companies manage the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with his father, Mr. Archie Bennett, Jr. (the “Bennetts”), as of June 30, 2025, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 51.5% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,482,564 shares of Ashford Inc. common stock, which, if converted as of June 30, 2025, would have increased the Bennetts’ ownership interest in Ashford Inc. to 87.4%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of June 30, 2025, those rights represented approximately 565,000 common shares.
Pursuant to the Contribution Agreement with Ashford Securities, we, our Advisor and other entities advised by our Advisor contribute capital to Ashford Securities to fund a portion of its operations. Ashford Securities currently distributes our Series J Preferred Stock and Series K Preferred Stock, Stirling Inc. private offering of its common stock and interests in private funds sponsored by our Advisor. As of June 30, 2025, we owned 98.7% of the equity interests in Stirling REIT OP, LP, Stirling Inc.’s operating partnership. Through our contributions to Ashford Securities we may pay or be deemed to have paid sales-based compensation to Ashford Securities personnel of up to 1.25% of the gross amount of Stirling Inc. common stock sold by them.
For additional detail regarding the relationships among the Company, Ashford Securities, the Company’s Advisor and its affiliates, and other entities advised by the Advisor, please see the section titled “Certain Relationships and Related Person Transactions” in the Company's 2024 Annual Proxy Statement and any current or annual report, prospectus supplement, or proxy statement filed by the Company with the SEC at www.sec.gov.
Recent Developments
On April 14, 2025, the Company successfully extended its Morgan Stanley Pool mortgage loan secured by 17 hotels. The loan had an original final maturity date in November of 2024. The extension provides for an initial maturity in March of 2026 and two one-year extension options, subject to the satisfaction of certain conditions, with a final maturity date in March of 2028. The loan has a current balance of $409.8 million and continues to bear interest at a floating rate of SOFR + 3.39%.
On April 14, 2025, the Residence Inn Orlando sold a parcel of land for $7.2 million, net of selling expenses, resulting in a recognized gain of $6.7 million. This gain is reported within “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the Company’s consolidated statements of operations.
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

On May 23, 2025, the Company signed a definitive agreement to sell the 242-room Hilton Houston NASA Clear Lake located in Houston, Texas for $27.0 million.
On May 31, 2025, the Company signed a definitive agreement to sell the 78-room Residence Inn Evansville located in Evansville, Indiana. The sale was completed August 11, 2025 for $6.0 million, subject to customary pro rations and adjustments.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the full effects of the legislation on our effective tax rate and cash tax position, but the changes resulting from the tax provisions in the OBBBA are not expected to have a material impact on our consolidated financial statements.
On July 30, 2025, the Company extended its Highland mortgage loan secured by 18 hotels with an original maturity date of April 2025. Terms of the amendment included a $10.0 million principal paydown, extending the maturity date to January 9, 2026. The loan is subject to a six-month extension option to July 9, 2026, upon satisfaction of certain conditions, and bears interest at a floating rate of SOFR + 4.13%.
On August 14, 2025, the Company and Ashford LLC entered into the Fifth Amendment. The Fifth Amendment extends the outside date for which any sale or disposition of any of the Company’s Highland Portfolio and JPM8 hotel properties securing the associated mortgage loans following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from May 31, 2026 to August 15, 2026.
On August 14, 2025, Ashford Trust OP executed the Promissory Note with Ashford LLC allowing Ashford Trust OP to draw up to $20 million in cash through August 15, 2026 to fund Permitted Costs (as defined in the Promissory Note). Funds advanced under the Promissory Note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the Promissory Note is August 15, 2026, at which time all principal drawn upon and outstanding interest are due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the Promissory Note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction.
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
RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (including housekeeping services, utilities and room supplies) and could also result in increases in other operating department revenues and expenses. Changes in ADR typically have a greater impact on operating margins and profitability as they do not have a substantial effect on variable operating costs.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2025	2024	2025 to 2024	2025	2024	2025 to 2024
Total revenue	$302,001	$316,482	$(14,481)	$579,360	$620,378	$(41,018)
Total hotel expenses	(198,830)	(207,445)	8,615	(387,304)	(418,332)	31,028
Property taxes, insurance and other	(16,234)	(16,846)	612	(32,283)	(34,273)	1,990
Depreciation and amortization	(35,276)	(37,187)	1,911	(72,615)	(77,731)	5,116
Impairment charges	(1,447)	—	(1,447)	(1,447)	—	(1,447)
Advisory service fee	(12,017)	(11,474)	(543)	(23,562)	(26,675)	3,113
Corporate, general and administrative	(5,485)	(7,194)	1,709	(9,817)	(15,403)	5,586
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	6,684	87,441	(80,757)	38,552	94,397	(55,845)
Gain (loss) on derecognition of assets	9,900	11,725	(1,825)	19,946	145,634	(125,688)
Operating income (loss)	49,296	135,502	(86,206)	110,830	287,995	(177,165)
Equity in earnings (loss) of unconsolidated entities	44	(162)	206	(387)	(695)	308
Interest income	1,253	1,688	(435)	2,467	3,672	(1,205)
Other income (expense)	—	37	(37)	—	72	(72)
Interest expense and amortization of discounts and loan costs	(70,687)	(68,416)	(2,271)	(137,489)	(142,377)	4,888
Interest expense associated with hotels in receivership	(9,902)	(11,944)	2,042	(19,948)	(24,042)	4,094
Write-off of premiums, loan costs and exit fees	(1,486)	(3,796)	2,310	(6,083)	(3,814)	(2,269)
Gain (loss) on extinguishment of debt	(2)	—	(2)	(15)	45	(60)
Realized and unrealized gain (loss) on derivatives	(836)	1,357	(2,193)	(3,576)	6,118	(9,694)
Income tax benefit (expense)	(119)	(3,455)	3,336	(436)	(3,758)	3,322
Net income (loss)	(32,439)	50,811	(83,250)	(54,637)	123,216	(177,853)
(Income) loss from consolidated entities attributable to noncontrolling interests	1,412	8	1,404	3,188	17	3,171
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	631	(565)	1,196	1,082	(1,418)	2,500
Net income (loss) attributable to the Company	$(30,396)	$50,254	$(80,650)	$(50,367)	$121,815	$(172,182)

All hotel properties held during the three and six months ended June 30, 2025 and 2024 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2025 and 2024. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
Courtyard Columbus Tipton Lakes (2)	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town (2)	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center (2)	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport (2)	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark (2)	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting (2)	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge (2)	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley (2)	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport (2)	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park (2)	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano (2)	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport (2)	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City (1)	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay (1)	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville (1)	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester (1)	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
One Ocean (1)	Atlantic Beach, FL	Disposition	June 27, 2024
The Ashton (1)	Fort Worth, TX	Disposition	July 17, 2024
Le Méridien Fort Worth	Fort Worth, TX	Developed	August 29, 2024
Courtyard Boston (1)	Boston, MA	Disposition	January 10, 2025
____________________________________
(1) Referred to as “Hotel Dispositions.”
(2) Referred to as “KEYS A and B properties.”
The following table illustrates the key performance indicators of the operating hotel properties included in our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RevPAR (revenue per available room)	$144.08	$149.34	$138.09	$136.63
Occupancy	75.23%	74.87%	71.62%	70.65%
ADR (average daily rate)	$191.51	$199.48	$192.80	$193.39

The following table illustrates the key performance indicators of the 67 comparable hotel properties and four consolidated Stirling OP properties that were included in our results of operations for the full three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RevPAR	$144.83	$147.98	$138.85	$138.29
Occupancy	75.14%	74.78%	71.51%	71.01%
ADR	$192.74	$197.90	$194.16	$194.75
Comparison of the Three Months Ended June 30, 2025 and 2024
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $80.7 million, from net income of $50.3 million for the three months ended June 30, 2024 (the “2024 quarter”) to a net loss of $30.4 million for the three months ended June 30, 2025 (the “2025 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $16.4 million, or 6.7%, to $227.2 million in the 2025 quarter compared to the 2024 quarter. This decrease in the 2025 quarter is attributable to a decrease of $14.2 million from our Hotel Dispositions, and $4.8 million from our comparable hotel properties. These decreases were partially offset by higher rooms revenue of $2.3 million from the Le Méridien that opened in August 2024 (the “Le Méridien Opening”) and $190,000 from the Stirling hotel properties. Our comparable hotel properties experienced an decrease of 2.6% in room rates and a 36 basis point increase in occupancy.
Food and beverage revenue increased $76,000, or 0.1%, to $55.3 million in the 2025 quarter compared to the 2024 quarter. This increase in the 2025 quarter is primarily attributable to increased revenue of $2.2 million and $418,000 at our comparable hotel properties and the Le Méridien Opening, respectively. These increases were partially offset by a decrease of food and beverage sales of $2.5 million from our Hotel Dispositions.
Other hotel revenue, which consists mainly of internet access, parking, and spa revenue, increased $2.1 million, or 12.2%, to $19.0 million in the 2025 quarter compared to the 2024 quarter. This increase is primarily attributable to an increase of $3.5 million at our comparable hotel properties. The increase was partially offset by a decrease of $1.6 million from our Hotel Dispositions. Other non-hotel revenue decreased $227,000, or 33.2%, to $456,000 in the 2025 quarter as compared to the 2024 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $8.6 million, or 4.2%, to $198.8 million in the 2025 quarter compared to the 2024 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $4.8 million in the 2025 quarter as compared to the 2024 quarter, comprising a decrease of $5.7 million from our Hotel Dispositions. The decrease in direct expenses was partially offset by an increase of $916,000 from the Le Méridien Opening in the 2025 quarter. Direct expenses were 29.7% of total hotel revenue for the 2025 quarter and 29.9% for the 2024 quarter.
Indirect expenses and management fees decreased $3.8 million in the 2025 quarter as compared to the 2024 quarter, comprising a decrease of $6.1 million from our Hotel Dispositions. The decrease in the 2025 quarter was partially offset by an increase of $1.0 million from our comparable hotel properties and $1.0 million from the Le Méridien Opening.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $612,000, or 3.6%, to $16.2 million during the 2025 quarter compared to the 2024 quarter. The decrease in the 2025 quarter was primarily due to a decrease of $1.2 million from our Hotel Dispositions. The decrease in the 2025 quarter was partially offset by increases of $461,000 from the Le Méridien Opening and $151,000 from our comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $1.9 million, or 5.1%, to $35.3 million during the 2025 quarter compared to the 2024 quarter. The decrease in the 2025 quarter was primarily due to decreases of $1.3 million from our Hotel Dispositions, $1.6 million from our comparable hotel properties and $143,000 from our Stirling properties. The decrease in the 2025 quarter was partially offset by an increase of $1.1 million from the Le Méridien Opening.
Impairment Charges. Impairment charges were $1.4 million in the 2025 quarter. We recorded an impairment charge of $1.4 million at the Residence Inn Evansville as a result of reduced estimated cash flows resulting from the sale of the property in August 2025.

Advisory Services Fee. Advisory services fee increased $543,000, or 4.7%, to $12.0 million in the 2025 quarter compared to the 2024 quarter. The advisory services fee represents fees incurred in connection with the advisory agreement between Ashford Inc. and the Company and between Ashford Inc. and Stirling OP. In the 2025 quarter, the advisory services fee was comprised a base advisory fee of $8.2 million, equity-based compensation of $222,000 awarded to the officers and employees of Ashford Inc., reimbursable expenses of $3.3 million and fees totaling $306,000 associated with the Stirling OP’s advisory agreement. In the 2024 quarter, the advisory services fee comprised a base advisory fee of $8.0 million, equity-based compensation of $507,000 awarded to the officers and employees of Ashford Inc., reimbursable expenses of $2.7 million and fees totaling $238,000 associated with Stirling OP’s advisory agreement.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $1.7 million from $7.2 million in the 2024 quarter to $5.5 million in the 2025 quarter. The decrease was primarily attributable to decreases in legal and professional costs of $1.9 million, miscellaneous expenses of $306,000 and public company costs of $135,000. The decrease in the 2025 quarter was partially offset by an increase in reimbursements of Ashford Securities’ operating costs of $593,000.
Gain (Loss) on Consolidation of VIE and Disposition of Assets and Hotel Properties. Gain on consolidation of VIE and disposition of assets and hotel properties decreased $80.8 million from $87.4 million in the 2024 quarter to $6.7 million in the 2025 quarter. The gain in the 2025 quarter was primarily related to a gain of $6.7 million on the sale of a parcel of land previously owned by our Residence Inn Orlando property in April 2025. The gain in the 2024 quarter primarily related to the sale of six of our hotel properties in the 2024 quarter.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets decreased $1.8 million from $11.7 million in the 2024 quarter to $9.9 million in the 2025 quarter. The gain primarily represents the increase of the contract asset on our consolidated balance sheets. We record a contract asset associated with the accrued interest expense from the default of the KEYS A and KEYS B loans as we expect to be released from this obligation upon final resolution with the lender. The gain in the 2025 quarter primarily relates to accrued interest on the KEYS A and B properties in receivership and the transfer of the SpringHill Suites BWI Airport to a third-party purchaser in June of 2025. The gain in the 2024 quarter primarily relates to accrued interest on the KEYS A and B properties in receivership. See note 7 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $206,000 from a loss of $162,000 during the 2024 quarter to earnings of $44,000 during the 2025 quarter. Equity in earnings (loss) primarily results from our investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $1.3 million and $1.7 million for the 2025 quarter and the 2024 quarter, respectively. The decrease in interest income in the 2025 quarter was primarily attributable to lower excess cash balances in the 2025 quarter compared to the 2024 quarter.
Other Income (Expense). Other income consisted of miscellaneous income of $0 in the 2025 quarter and $37,000 in the 2024 quarter.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $2.3 million, or 3.3%, to $70.7 million during the 2025 quarter compared to the 2024 quarter. The increase is primarily due to $6.2 million from higher default interest and late charges recorded on a mortgage loan in default. Other increases include higher interest expense and amortization of discounts and loan costs of $2.9 million at our comparable hotel properties, primarily driven by refinancing activity and loan modifications and a $1.1 million increase from the Le Méridien Opening. These increases were partially offset by a $3.9 million decrease due to paying off the Oaktree loan in February 2025 and a $4.0 million decrease from our Hotel Dispositions. The average SOFR rates for the 2025 quarter and the 2024 quarter were 4.33% and 5.33%, respectively.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $2.0 million, from $11.9 million in 2024 quarter to $9.9 million in the 2025 quarter. The decrease is due is primarily due to lower interest rates in the 2025 quarter and the transfer of the SpringHill Suites BWI Airport to a third-party purchaser in June of 2025. See note 7 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees decreased $2.3 million to $1.5 million in the 2025 quarter compared to the 2024 quarter. In the 2025 quarter, we incurred fees of $1.5 million related to loan refinances and modifications. In the 2024 quarter, we incurred fees of $3.0 million related to loan refinances and modifications and $796,000 in write-offs in unamortized loan costs.
Gain (Loss) on Extinguishment of Debt. Gain on extinguishment of debt in the 2025 quarter was $2,000.

Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed $2.2 million from a $1.4 million gain in the 2024 quarter to an $836,000 loss in the 2025 quarter. In the 2025 quarter, we recognized net unrealized losses of $1.3 million on our derivatives. These unrealized losses were partially offset by net realized gains of $473,000 related to payments from counterparties on interest rate caps.
In the 2024 quarter, we recognized a realized gain of $7.4 million related to payments from counterparties on interest rate caps. These gains were partially offset by unrealized losses of $6.0 million primarily associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $3.3 million, from an expense of $3.5 million in the 2024 quarter to an expense of $119,000 in the 2025 quarter. This decrease was primarily due to a decrease in current state taxes in the 2025 quarter compared to the 2024 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $1.4 million in the 2025 quarter and $8,000 in the 2024 quarter. At June 30, 2025, noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and 1.30% in Stirling OP. See notes 1 and 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $631,000 in the 2025 quarter and net income of $565,000 in the 2024 quarter. Redeemable noncontrolling interests represented ownership interests of 1.56% and 1.26% in the operating partnership at June 30, 2025 and 2024, respectively.
Comparison of the Six Months Ended June 30, 2025 and 2024
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $172.2 million from net income of $121.8 million for the six months ended June 30, 2024 (the “2024 period”) to a net loss of $50.4 million for the six months ended June 30, 2025 (the “2025 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $39.3 million, or 8.3%, to $433.5 million in the 2025 period compared to the 2024 period. This decrease in the 2025 period is primarily attributable to decreases in rooms revenue of $30.2 million from our Hotel Dispositions, $13.7 million from the KEYS A and B properties that went into receivership in the 2024 period and lower rooms revenue of $533,000 at our comparable hotel properties. These decreases were partially offset by $4.4 million in rooms revenue from the Le Méridien Opening and higher rooms revenue of $683,000 at the Stirling properties in the 2025 period. Our comparable hotel properties experienced a decrease of 0.3% in room rates and a increase of 50 basis points in occupancy.
Food and beverage revenue decreased $2.8 million, or 2.4%, to $109.9 million in the 2025 period compared to the 2024 period. This decrease in the 2025 period is primarily attributable to decreases in food and beverage revenue of $5.8 million from our Hotel Dispositions and $404,000 from the KEYS A and B properties. These decreases were partially offset by higher food and beverage revenue of $2.7 million at our comparable hotel properties and $819,000 from the Le Méridien Opening.
Other hotel revenue, which consists mainly of internet access, parking, and spa revenue, increased $1.6 million, or 4.8%, to $35.2 million in the 2025 period compared to the 2024 period. This increase in the 2025 period is primarily attributable to increases in other hotel revenue of $5.6 million from our comparable hotel properties and $314,000 from the Le Méridien Opening. These increases were partially offset by lower other hotel revenue of $3.9 million from our Hotel Dispositions and $488,000 from the KEYS A and B properties. Other revenue decreased $557,000, or 42.1%, to $765,000 in the 2025 period compared to the 2024 period.
Hotel Operating Expenses. Hotel operating expenses decreased $31.0 million, or 7.4%, to $387.3 million in the 2025 period compared to the 2024 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $14.2 million in the 2025 period compared to the 2024 period, comprising a decrease of $13.4 million from our Hotel Dispositions and $3.9 million from the KEYS A and B properties. The decrease in direct expenses was partially offset by an increase in the 2025 period of $1.2 million and $1.9 million from our comparable hotel properties and the Le Méridien Opening, respectively. Direct expenses were 30.3% of total hotel revenue for the 2025 period and 30.6% for the 2024 period.
Indirect expenses and management fees decreased $16.8 million in the 2025 period compared to the 2024 period, comprising a decrease of $15.8 million from our Hotel Dispositions and $6.3 million from the KEYS A and B properties. These decreases in the 2025 period were partially offset by an increase of $2.9 million from our comparable hotel properties and $2.0 million and $417,000 in the 2025 period from the Le Méridien Opening and the Stirling hotel properties, respectively.

Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $2.0 million or 5.8%, to $32.3 million in the 2025 period compared to the 2024 period. The decrease in the 2025 period was primarily due to a decrease of $3.3 million from our Hotel Dispositions and $1.0 million from the KEYS A and B properties. The decrease in the 2025 period was partially offset by an increase of $1.6 million from our comparable hotel properties and $768,000 from the Le Méridien Opening.
Depreciation and Amortization. Depreciation and amortization decreased $5.1 million or 6.6%, to $72.6 million in the 2025 period compared to the 2024 period. The decrease in the 2025 period was primarily due to lower depreciation of $3.7 million from our Hotel Dispositions, $1.8 million from our comparable hotels and $1.8 million from the KEYS A and B properties. The decrease in the 2025 period was partially offset by $2.2 million from the Le Méridien Opening.
Impairment Charges. Impairment charges were $1.4 million in the 2025 period. We recorded an impairment charge of $1.4 million at the Residence Inn Evansville as a result of reduced estimated cash flows resulting from the sale of the property in August 2025.
Advisory Services Fee. The advisory services fee decreased $3.1 million, or 11.7%, to $23.6 million in the 2025 period compared to the 2024 period. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford Inc. and the Company and between Ashford Inc. and Stirling OP. In the 2025 period, the advisory services fee primarily comprised a base advisory fee of $16.3 million, reimbursable expenses of $6.5 million and fees totaling $574,000 associated with Stirling OP’s advisory agreement. In the 2024 period, the advisory services fee comprised a base advisory fee of $15.9 million, equity-based compensation of $1.0 million awarded to the officers and employees of Ashford Inc., reimbursable expenses of $9.1 million and fees totaling $542,000 associated with Stirling OP’s advisory agreement.
Corporate, General and Administrative. Corporate, general and administrative expenses decreased $5.6 million, or 36.3%, to $9.8 million in the 2025 period compared to the 2024 period. The decrease was primarily attributable to a decrease in reimbursements of Ashford Securities’ operating expenses of $2.7 million and decreases in legal and professional expenses and miscellaneous expenses of $1.8 million and $1.0 million, respectively.
Gain (Loss) on Consolidation of VIE and Disposition of Assets and Hotel Properties. Gain on consolidation of VIE and disposition of assets and hotel properties decreased $55.8 million, from $94.4 million in the 2024 period to $38.6 million in the 2025 period. The gain in the 2025 period was primarily related to the sale of the Boston Courtyard Downtown in January 2025 and the sale of a parcel of land previously owned by our Residence Inn Orlando property in April 2025. The gain in the 2024 period was primarily related to the sale of seven of our hotel properties in the 2024 period.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets decreased $125.7 million, from $145.6 million in the 2024 period to $19.9 million in the 2025 period. The gain primarily represents the increase of the contract asset on our consolidated balance sheets. We record a contract asset associated with the accrued interest expense from the default of the KEYS A and KEYS B loans as we expect to be released from this obligation upon final resolution with the lender. The gain in the 2025 period primarily relates to accrued interest on the KEYS A and B properties in receivership and the transfer of the SpringHill Suites BWI Airport to a third-party purchaser in June of 2025. In the 2024 period, the gain primarily related to a gain of $133.9 million from the initial derecognition of assets of the KEYS A and B properties. See note 7 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $387,000 in the 2025 period and $695,000 in the 2024 period. Equity in loss primarily results from our investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $2.5 million and $3.7 million in the 2025 period and the 2024 period, respectively. The decrease in interest income in the 2025 period was primarily attributable to lower excess cash balances in the 2025 period compared to the 2024 period.
Other Income (Expense). In the 2025 period and the 2024 period, we recorded miscellaneous income of $0 and $72,000, respectively.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $4.9 million, or 3.4%, to $137.5 million in the 2025 period compared to the 2024 period. The decrease was primarily due to lower cash interest expense and amortization of loan costs of $13.0 million on the Oaktree loan as a result of the pay-off of the Oaktree loan in February 2025 and a $10.1 million decrease from our Hotel Dispositions. These decreases were partially offset by higher default interest and late charges recorded on mortgage loans in default of $12.9 million, higher interest expense and amortization of discounts and loan costs at our comparable hotels of $2.9 million primarily driven by refinancing activity and loan modifications, and higher interest expense of $2.4 million from the Le Méridien Opening. The average SOFR rates in the 2025 period and the 2024 period were 4.34% and 5.33%, respectively.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $4.1 million, from $24.0 million in the 2024 period to $19.9 million in the 2025 period. The decrease is due to four fewer hotels being under receivership in the 2025 period compared to the 2024 period. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024 and June 25, 2025, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes and SpringHill Suites BWI Airport, respectively, to a third-party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and the accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel. See note 7 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees increased to $6.1 million in the 2025 period compared to the 2024 period. In the 2025 period, we incurred fees of approximately $3.3 million related to loan refinances and modifications, $2.2 million related to prepayment penalties and exit fees on loan refinances, wrote-off $378,000 of unamortized loan costs and incurred $193,000 non-reimbursed legal fees relating to the repaying the Oaktree loan. In the 2024 period, we incurred fees of $3.0 million related to loan refinances and modifications, and an $817,000 write-off of unamortized loan cost.
Gain (Loss) on Extinguishment of Debt. Gain (loss) on extinguishment of debt resulted in a loss of $15,000 in the 2025 period and gain of $45,000 in the 2024 period.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed by $9.7 million from a $6.1 million gain in the 2024 period to a $3.6 million loss in the 2025 period. In the 2025 period, we recognized $4.4 million of net unrealized losses on our derivatives which were primarily attributable to interest rate caps. These unrealized losses were partially offset by net realized gains on interest rate caps of $795,000.
In the 2024 period, we recognized an unrealized gain of $2.5 million from the revaluation of the embedded debt derivative in the Oaktree Agreement and a realized gain of $16.1 million related to payments from counterparties on interest rate caps. These gains were partially offset by an unrealized loss of $12.5 million associated with interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $3.3 million, from $3.8 million in the 2024 period to $436,000 in the 2025 period. This decrease was primarily due to a decrease in current state taxes in the 2025 period compared to the 2024 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $3.2 million and $17,000 in the 2025 period and the 2024 period, respectively. At June 30, 2025, noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and 1.30% in Stirling OP. See note 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $1.1 million in the 2025 period and net income of $1.4 million in the 2024 period. Redeemable noncontrolling interests represented ownership interests of 1.56% and 1.26% in the operating partnership as of June 30, 2025 and 2024, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2025, the Company held cash and cash equivalents of $101.3 million and restricted cash of $154.6 million (including amounts held for sale), the vast majority of which comprises lender and manager-held reserves. As of June 30, 2025, $21.8 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At June 30, 2025, our net debt to gross assets was 71.3%.
The Company’s cash and cash equivalents primarily comprised corporate cash invested in short-term U.S. Treasury securities with maturity dates of less than 90 days and corporate cash held at commercial banks in Insured Cash Sweep (“ICS”) accounts, which are fully insured by the FDIC. The Company’s cash and cash equivalents also includes property-level operating cash deposited with commercial banks that have been designated as a Global Systemically Important Bank (“G-SIB”) by the Financial Stability Board (“FSB”) and a small amount deposited with other commercial banks.

Based on our current level of operations, our cash flow from operations, capital market activities, asset sales and our existing cash balances should be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity payments and paydowns for extension tests), working capital and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes. With respect to upcoming maturities, no assurances can be given that we will be able to refinance our upcoming maturities. Additionally, no assurances can be given that we will obtain additional financings or, if we do, what the amount and terms will be. Our failure to obtain future financing under favorable terms could adversely impact our ability to execute our business strategy or may result in lender foreclosure.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At June 30, 2025, 47 of our hotels were in cash traps and approximately $4.6 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time, which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
Mortgage and mezzanine loans are nonrecourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriation of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition.
We have entered into certain customary guaranty agreements pursuant to which we guarantee payment of any recourse liabilities of our subsidiaries or joint ventures that may result from non-recourse carve-outs, which include, but are not limited to, fraud, misrepresentation, willful misconduct resulting in waste, misappropriation of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral, delinquency of trade payables and certain environmental liabilities. Certain of these guarantees represent a guaranty of material amounts, and if we are required to make payments under those guarantees, our liquidity could be adversely affected.
We are committed to an investment strategy where we will pursue hotel-related investments as suitable situations arise. Funds for future hotel-related investments are expected to be derived, in whole or in part, from cash on hand, future borrowings under a credit facility or other loans or proceeds from additional issuances of common stock, preferred stock (including net proceeds from the sale of any shares of Series L Preferred Stock or Series M Preferred Stock), or other securities, asset sales, and joint ventures. However, we have no formal commitment or understanding to invest in additional assets, and there can be no assurance that we will successfully make additional investments. We may, when conditions are suitable, consider additional capital-raising opportunities.

Our existing hotel properties are mostly located in developed areas with competing hotel properties. Future occupancy, ADR, and RevPAR of any individual hotel could be materially and adversely affected by an increase in the number or quality of competitive hotel properties, home-sharing companies or apartment operators offering short-term rentals in its market area. Competition could also affect the quality and quantity of future investment opportunities.
Debt Transactions
The Company continues to work with the lender of the KEYS A and KEYS B loan pools on a consensual transfer of ownership of those hotels to the lender. The original lenders previously transferred the loans to a securitization trust. On March 1, 2024, the Company received notice that the hotel properties that secured the KEYS Pool A and KEYS Pool B loans have been transferred to a court-appointed receiver. Below is a summary of the hotel properties that secured the KEYS Pool A and Pool B loans:
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
We derecognized the hotel properties that secured the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotel properties and, accordingly, recognized a gain of $133.9 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations for the three months ended March 31, 2024. We recorded a contract asset of $378.2 million as of March 31, 2024, which represented the liabilities from which we expect to be released upon final resolution with the lenders on the KEYS Pool A and KEYS Pool B mortgage loans in exchange for the transfer of ownership of the respective hotel properties. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024 and June 25, 2025, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes and SpringHill Suites BWI Airport, respectively, to a third-party purchaser.
For the three and six months ended June 30, 2025, we recognized additional gains of $9.9 million and $19.9 million, respectively, which were included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
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

On March 6, 2025, the $22.1 million non-recourse mortgage loan secured by the Hilton Scotts Valley reached final maturity and was not repaid, resulting in a default under the terms and conditions of the mortgage loan agreement. The Company is in active discussions with the lender regarding a multi-year extension of the mortgage loan.
On April 14, 2025, the Company successfully extended its Morgan Stanley Pool mortgage loan secured by 17 hotels. The loan had an original final maturity date in November of 2024. The extension provides for an initial maturity in March of 2026 and two one-year extension options, subject to the satisfaction of certain conditions, with a final maturity date in March of 2028. The loan has a current balance of $409.8 million and continues to bear interest at a floating rate of SOFR + 3.39%.
On May 8, 2025, the Company received $35.0 million in return for an equity investment in a hotel property. The holder is entitled to a preferred return of 14.0% per annum. The investment is mandatorily redeemable on May 10, 2029.
On July 30, 2025, the Company extended its Highland mortgage loan secured by 18 hotels with an original maturity date of April 2025. Terms of the amendment included a $10.0 million principal paydown, extending the maturity date to January 9, 2026. The loan is subject to a six-month extension option to July 9, 2026, upon satisfaction of certain conditions, and bears interest at a floating rate of SOFR + 4.13%.
On August 14, 2025, Ashford Trust OP executed the Promissory Note with Ashford LLC allowing Ashford Trust OP to draw up to $20 million in cash through August 15, 2026 to fund Permitted Costs (as defined in the Promissory Note). Funds advanced under the Promissory Note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the Promissory Note is August 15, 2026, at which time all principal drawn upon and outstanding interest are due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the Promissory Note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction.
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
The Company has a distribution agreement with Virtu (the “Virtu Equity Distribution Agreement”) to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 12, 2025, the Company has issued approximately 813,000 shares of common stock for gross proceeds of approximately $10.9 million under the Virtu Equity Distribution Agreement.
On April 29, 2025, the Company filed a shelf registration statement on Form S-3 with the SEC relating to common stock, preferred stock, depositary shares, debt securities, warrants, rights and units that we may sell from time to time in one or more offerings up to a total dollar amount of $500,000,000 on terms to be determined at the time of sale. The registration statement was declared effective on May 8, 2025. As of August 12, 2025, the Company has not issued any securities from this registration statement.
On December 13, 2024, the Company filed an initial registration statement on Form S-11 with the SEC, as amended on January 23, 2025, related to the Company’s non-traded Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The registration statement was declared effective by the SEC on February 7, 2025, and contemplates the offering of up to (i) 8.4 million shares of Series L Redeemable Preferred Stock and 3.6 million shares of Series M Redeemable Preferred Stock in a primary offering and (ii) 2.8 million shares of Series L Redeemable Preferred Stock and 1.2 million shares of Series M Redeemable Preferred Stock pursuant to a dividend reinvestment plan. On February 7, 2025, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of August 12, 2025, the Company has issued approximately 149,000 shares (exclusive of the dividend reinvestment plan shares) of Series L Preferred Stock and received net proceeds of approximately $3.1 million and approximately 279,000 shares (exclusive of the dividend reinvestment plan shares) of Series M Preferred Stock and received net proceeds of approximately $6.2 million.

On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. On March 31, 2025, the Company concluded its offering of its Series J Preferred Stock and Series K Preferred Stock. Ashford Securities, a subsidiary of Ashford Inc., served as the dealer manager for the offering. As of August 12, 2025, the Company has issued approximately 7.7 million shares (exclusive of the dividend reinvestment plan shares) of Series J Preferred Stock and received net proceeds of approximately $172.6 million and approximately 799,000 shares (exclusive of the dividend reinvestment plan shares) of Series K Preferred Stock and received net proceeds of approximately $19.4 million.
Sources and Uses of Cash
Our principal sources of funds to meet our cash requirements include cash on hand, cash flow from operations, capital market activities, property refinancing proceeds and asset sales. Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, dividends, new investments and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $8.6 million and $38.5 million for the six months ended June 30, 2025 and 2024, respectively. Cash flows used in operations were impacted by changes in hotel operations, our hotel dispositions and derecognized assets, as well as the timing of collecting receivables from hotel guests, paying vendors and settling with derivative counterparties, related parties and hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2025, net cash flows provided by investing activities were $105.8 million. Cash inflows consisted of $126.4 million of net proceeds from the disposition of assets and hotel properties, which included $119.2 million of net proceeds from the disposition of our Courtyard Boston property and $7.2 million of net proceeds from the disposition of a land parcel previously owned by our Residence Inn Orlando property. Additional cash inflows included $18.8 million of net proceeds from the sale of state tax credits related to the Le Meridien property and $449,000 from property insurance proceeds. Cash inflows were partially offset by cash outflows of $39.8 million for capital improvements made to various hotel properties.
For the six months ended June 30, 2024, net cash flows provided by investing activities were $233.3 million. Cash inflows consisted of $300.0 million of net proceeds from the disposition of assets and hotel properties and $755,000 from property insurance proceeds. Cash inflows were partially offset by cash outflows of $64.8 million for capital improvements made to various hotel properties and $2.6 million from the issuance of a note receivable.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2025, net cash flows used in financing activities were $61.8 million. Cash outflows primarily consisted of $542.3 million for repayments of indebtedness, $42.1 million for payments of loan costs and exit fees, $4.8 million of payments for derivatives and $11.6 million of payments for preferred dividends. Cash outflows were partially offset by cash inflows from $506.7 million of borrowing on indebtedness, $28.1 million of net proceeds from preferred stock offerings, proceeds of $2.4 million from counterparties from in-the-money interest rate caps and $1.9 million of contributions from noncontrolling interests.
For the six months ended June 30, 2024, net cash flows used in financing activities were $260.1 million. Cash outflows primarily consisted of $316.4 million for repayments of indebtedness, $16.6 million for payments of loan costs and exit fees, $9.5 million of payments for preferred dividends and $15.1 million of payments for derivatives. Cash outflows were partially offset by cash inflows primarily of $28.2 million of borrowing on indebtedness, $42.3 million of net proceeds from preferred stock offerings, $16.4 million from counterparties from in-the-money interest rate caps, $7.8 million of net proceeds from common stock offerings and $3.0 million of contributions from noncontrolling interests.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(32,439)	$50,811	$(54,637)	$123,216
Interest expense and amortization of discounts and loan costs	70,687	68,416	137,489	142,377
Interest expense associated with hotels in receivership	9,902	11,944	19,948	24,042
Depreciation and amortization	35,276	37,187	72,615	77,731
Income tax expense (benefit)	119	3,455	436	3,758
Equity in (earnings) loss of unconsolidated entities	(44)	162	387	695
Company’s portion of EBITDA of unconsolidated entities	406	215	526	49
EBITDA	83,907	172,190	176,764	371,868
Impairment charges on real estate	1,447	—	1,447	—
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(6,684)	(87,441)	(38,552)	(94,397)
Gain (loss) on derecognition of assets	(9,900)	(11,725)	(19,946)	(145,634)
EBITDAre	68,770	73,024	119,713	131,837
Amortization of unfavorable contract liabilities	(31)	(30)	(61)	(61)
Transaction and conversion costs	2,173	2,109	4,101	7,231
Write-off of premiums, loan costs and exit fees	1,486	3,796	6,083	3,814
Realized and unrealized (gain) loss on derivatives	836	(1,357)	3,576	(6,118)
Stock/unit-based compensation	222	723	168	1,287
Legal, advisory and settlement costs	55	273	852	273
Other (income) expense, net	—	(36)	—	(71)
Advisory services incentive fee	(66)	—	27	—
Stirling performance participation fee	111	—	227	—
(Gain) loss on extinguishment of debt	2	—	15	(45)
Severance	274	150	796	150
Company’s portion of adjustments to EBITDAre of unconsolidated entities	—	6	—	6
Adjusted EBITDAre	$73,832	$78,658	$135,497	$138,303

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(32,439)	$50,811	$(54,637)	$123,216
(Income) loss attributable to noncontrolling interest in consolidated entities	1,412	8	3,188	17
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	631	(565)	1,082	(1,418)
Preferred dividends	(7,017)	(5,468)	(13,746)	(10,479)
Deemed dividends on redeemable preferred stock	(2,530)	(669)	(3,587)	(1,351)
Gain (loss) on extinguishment of preferred stock	—	211	—	1,784
Net income (loss) attributable to common stockholders	(39,943)	44,328	(67,700)	111,769
Depreciation and amortization of real estate	34,486	37,187	71,036	77,731
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(6,684)	(87,441)	(38,552)	(94,397)
(Gain) loss on derecognition of assets	(9,900)	(11,725)	(19,946)	(145,634)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(631)	565	(1,082)	1,418
Equity in (earnings) loss of unconsolidated entities	(44)	162	387	695
Impairment charges on real estate	1,447	—	1,447	—
Company’s portion of FFO of unconsolidated entities	152	(47)	(81)	(454)
FFO available to common stockholders and OP unitholders	(21,117)	(16,971)	(54,491)	(48,872)
Deemed dividends on redeemable preferred stock	2,530	669	3,587	1,351
(Gain) loss on extinguishment of preferred stock	—	(211)	—	(1,784)
Transaction and conversion costs	2,173	2,109	4,101	7,231
Write-off of premiums, loan costs and exit fees	1,486	3,796	6,083	3,814
Unrealized (gain) loss on derivatives	1,309	6,002	4,741	9,955
Stock/unit-based compensation	222	723	168	1,287
Legal, advisory and settlement costs	55	273	852	273
Other (income) expense, net	—	(36)	—	(71)
Amortization of term loan exit fee	—	—	—	844
Amortization of loan costs	7,705	3,338	12,868	5,546
Advisory services incentive fee	(66)	—	27	—
Stirling performance participation fee	111	—	227	—
(Gain) loss on extinguishment of debt	2	—	15	(45)
Interest expense associated with hotels in receivership	9,902	11,944	19,948	18,495
Severance	274	150	796	150
Company’s portion of adjustments to FFO of unconsolidated entities	35	6	75	6
Adjusted FFO available to common stockholders and OP unitholders	$4,621	$11,792	$(1,003)	$(1,820)
HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of June 30, 2025:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full-service	150	100	150
Embassy Suites	Dallas, TX	Full-service	150	100	150
Embassy Suites	Herndon, VA	Full-service	150	100	150
Embassy Suites	Las Vegas, NV	Full-service	220	100	220
Embassy Suites	Houston, TX	Full-service	150	100	150
Embassy Suites	West Palm Beach, FL	Full-service	160	100	160
Embassy Suites	Philadelphia, PA	Full-service	263	100	263
Embassy Suites	Arlington, VA	Full-service	269	100	269
Embassy Suites	Portland, OR	Full-service	276	100	276
Embassy Suites	Santa Clara, CA	Full-service	258	100	258
Embassy Suites	Orlando, FL	Full-service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select-service	119	100	119
Hilton Garden Inn	Austin, TX	Select-service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select-service	158	100	158

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Hilton Garden Inn	Virginia Beach, VA	Select-service	176	100	176
Hilton	Houston, TX	Full-service	242	100	242
Hilton	St. Petersburg, FL	Full-service	333	100	333
Hilton	Santa Fe, NM	Full-service	158	100	158
Hilton	Bloomington, MN	Full-service	300	100	300
Hilton	Costa Mesa, CA	Full-service	486	100	486
Hilton	Parsippany, NJ	Full-service	353	100	353
Hilton	Tampa, FL	Full-service	238	100	238
Hilton	Alexandria, VA	Full-service	252	100	252
Hilton	Santa Cruz, CA	Full-service	178	100	178
Hilton	Ft. Worth, TX	Full-service	294	100	294
Hampton Inn (7)	Buford, GA	Select-service	92	100	92
Hampton Inn	Evansville, IN	Select-service	140	100	140
Hampton Inn	Parsippany, NJ	Select-service	152	100	152
Marriott	Beverly Hills, CA	Full-service	260	100	260
Marriott	Arlington, VA	Full-service	703	100	703
Marriott	Dallas, TX	Full-service	265	100	265
Marriott	Fremont, CA	Full-service	357	100	357
Marriott	Memphis, TN	Full-service	232	100	232
Marriott	Irving, TX	Full-service	499	100	499
Marriott	Omaha, NE	Full-service	300	100	300
Marriott	Sugarland, TX	Full-service	303	100	303
SpringHill Suites by Marriott (7)	Buford, GA	Select-service	97	100	97
Courtyard by Marriott	Bloomington, IN	Select-service	117	100	117
Courtyard by Marriott	Denver, CO	Select-service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select-service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select-service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select-service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select-service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select-service	154	100	154
Marriott Residence Inn	Evansville, IN	Select-service	78	100	78
Marriott Residence Inn	Orlando, FL	Select-service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select-service	159	100	159
Marriott Residence Inn	San Diego, CA	Select-service	150	100	150
Marriott Residence Inn (7)	Jacksonville, FL	Select-service	120	100	120
Marriott Residence Inn (7)	Manchester, CT	Select-service	96	100	96
Sheraton Hotel	Minneapolis, MN	Full-service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full-service	378	100	378
Sheraton Hotel	Anchorage, AK	Full-service	370	100	370
Sheraton Hotel	San Diego, CA	Full-service	260	100	260
Hyatt Regency	Coral Gables, FL	Full-service	254	100	254
Hyatt Regency	Hauppauge, NY	Full-service	358	100	358
Hyatt Regency	Savannah, GA	Full-service	351	100	351
Renaissance	Nashville, TN	Full-service	674	100	674
Annapolis Historic Inn	Annapolis, MD	Full-service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full-service	168	100	168
Silversmith	Chicago, IL	Full-service	144	100	144
The Churchill	Washington, DC	Full-service	173	100	173
The Melrose	Washington, DC	Full-service	240	100	240
Le Pavillon (1)	New Orleans, LA	Full-service	226	100	226
Westin	Princeton, NJ	Full-service	296	100	296
Hotel Indigo	Atlanta, GA	Full-service	141	100	141
Ritz-Carlton	Atlanta, GA	Full-service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full-service	157	100	157
Leasehold Properties
Autograph La Concha (2) (3)	Key West, FL	Full-service	160	100	160

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Renaissance (4)	Palm Springs, CA	Full-service	410	100	410
Hilton (5)	Marietta, GA	Full-service	200	100	200
Le Méridien (6)	Fort Worth, TX	Full-service	188	29	55
Total			17,329		17,196
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
(4) The ground lease expires in 2059.
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
As of June 30, 2025, our total indebtedness of $2.7 billion included $2.6 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2025, would be approximately $6.5 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $105.2 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2025, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021, to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement has been reached subject to the respective parties obtaining various approvals. As of June 30, 2025, the estimated settlement liability amount has been accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to the parties finalizing the agreement and court approval. As of June 30, 2025, the estimated settlement liability amount has been accrued.

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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
April 1 – April 30	—	$—	—	$200,000
May 1 – May 31	—	—	—	200,000
June 1 – June 30	—	—	—	200,000
Total	—	$—	—
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment No. 5 to the Third Amended and Restated Advisory Agreement
The Company, Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford Hospitality Advisors LLC are parties to that certain Third Amended and Restated Advisory Agreement, dated as of August 12, 2024 (as amended, the “Advisory Agreement”).
On August 14, 2025, the parties to the Advisory Agreement entered into Amendment No. 5 to the Advisory Agreement (the “Fifth Amendment”). The Fifth Amendment extends the outside date for which any sale or disposition of any of the Company’s Highland Portfolio and JPM8 hotel properties securing the associated mortgage loans following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from May 31, 2026 to August 15, 2026.
Master Line of Credit Promissory Note
On August 14, 2025, Ashford Trust OP executed a Master Line of Credit Promissory Note (the “Promissory Note”) with Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., allowing Ashford Trust OP to draw up to $20 million in cash through August 15, 2026 to fund Permitted Costs (as defined in the Promissory Note). Funds advanced under the Promissory Note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the Promissory Note is August 15, 2026, at which time all principal drawn upon and outstanding interest are due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the Promissory Note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction.
The foregoing descriptions of the Fifth Amendment and Promissory Note do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Fifth Amendment and Promissory Note, copies of which are attached hereto as Exhibit 10.5 and Exhibit 10.6 and incorporated herein by reference.
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

Exhibit	Description

3.11
Articles Supplementary establishing the Series M Preferred Stock, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.12
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016, by Amendment No. 4 on March 17, 2022, by Amendment No. 5 on February 23, 2023, by Amendment No. 6 on August 8, 2023, by Amendment No. 7 on February 27, 2024 and by Amendment No. 8 on February 25, 2025, adopted on February 25, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on February 26, 2025) (File No. 01-31775)

10.1
Amendment No. 3 To the Third Amended and Restated Advisory Agreement, dated March 10, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 13, 2025) (File No. 001-31775)

10.2
Limited Waiver Under Advisory Agreement, dated as of March 10 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 13, 2025) (File No. 001-31775)

10.3
Amendment No. 13 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of January 22, 2025 (incorporated by reference to Exhibit 10.1.14 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

10.4
Amendment No. 4 to the Third Amended and Restated Advisory Agreement, dated as of May 12, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed on March 14, 2025) (File No. 001-31775)

10.5*
Amendment No. 5 to the Third Amended and Restated Advisory Agreement, dated as of August 14, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC

10.6*	Master Line of Credit Promissory Note, dated as of August 1, 2025, by and among Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Separation/Consulting Agreement, dated as of June 30, 2024, by and among J. Robison Hays, III, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on July 3, 2024) (File No. 001-31775)

99.2†
Compensatory Arrangement by and between Ashford Inc. and Stephen Zsigray, dated as of October 18, 2024, to be effective as of July 1, 2024 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed October 24, 2024) (File No. 001-31775)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	August 14, 2025	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
President and Chief Executive Officer

Date:	August 14, 2025	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer