Form 10-Q
period 2025-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2025-11-13
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	6,411,532
(Class)	Outstanding at November 11, 2025

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Investments in hotel properties, gross ($82,787 and $159,378 attributable to VIEs)	$3,207,483	$3,350,086
Accumulated depreciation ($(4,522) and $(30,365) attributable to VIEs)	(1,012,304)	(1,030,879)
Investments in hotel properties, net ($78,265 and $129,012 attributable to VIEs)	2,195,179	2,319,207
Contract asset	380,160	366,671
Cash and cash equivalents ($634 and $7,286 attributable to VIEs)	81,903	112,907
Restricted cash ($4,677 and $3,430 attributable to VIEs)	164,219	99,695
Accounts receivable ($188 and $614 attributable to VIEs), net of allowance of $789 and $435, respectively	42,100	35,579
Inventories ($43 and $57 attributable to VIEs)	3,747	3,631
Notes receivable, net	11,784	10,565
Investments in unconsolidated entities	7,331	7,590
Deferred costs, net ($81 and $181 attributable to VIEs)	1,669	1,788
Derivative assets	1,022	2,594
Operating lease right-of-use assets	43,585	43,780
Prepaid expenses and other assets ($62 and $3,090 attributable to VIEs)	27,367	39,144
Due from third-party hotel managers	26,920	21,206
Assets held for sale	21,450	96,628
Total assets	$3,008,436	$3,160,985
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($16,007 and $65,548 attributable to VIEs)	$2,610,256	$2,629,289
Debt associated with hotels in receivership	301,040	314,640
Finance lease liability	17,540	17,992
Accounts payable and accrued expenses ($16,042 and $19,963 attributable to VIEs)	146,617	137,506
Accrued interest payable ($147 and $230 attributable to VIEs)	13,600	10,212
Accrued interest associated with hotels in receivership	79,120	52,031
Dividends and distributions payable ($0 and $1 attributable to VIEs)	4,220	3,952
Due to Ashford Inc., net ($0 and $5,997 attributable to VIEs)	16,080	25,635
Due to related parties, net ($3,598 and $113 attributable to VIEs)	7,177	2,850
Due to third-party hotel managers ($0 and $22 attributable to VIEs)	1,042	1,145
Operating lease liabilities	44,077	44,369
Other liabilities ($28,870 and $28,784 attributable to VIEs)	38,055	34,011
Liabilities related to assets held for sale	29,236	99,139
Total liabilities	3,308,060	3,372,771
Commitments and contingencies (note 16)
Redeemable noncontrolling interests in operating partnership	21,209	22,509
Series J Redeemable Preferred Stock, $0.01 par value, 7,672,142 and 6,799,638 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	178,743	156,671
Series K Redeemable Preferred Stock, $0.01 par value, 737,805 and 601,175 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	18,348	14,869
Series L Redeemable Preferred Stock, $0.01 par value, 195,976 shares issued and outstanding at September 30, 2025	4,463	—
Series M Redeemable Preferred Stock, $0.01 par value, 433,601 shares issued and outstanding at September 30, 2025	10,501	—
Equity (deficit):
Preferred stock, $0.01 par value, 55,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,111,127 shares issued and outstanding at September 30, 2025 and December 31, 2024	11	11
Series F Cumulative Preferred Stock, 1,037,044 shares issued and outstanding at September 30, 2025 and December 31, 2024	10	10
Series G Cumulative Preferred Stock, 1,470,948 shares issued and outstanding at September 30, 2025 and December 31, 2024	15	15
Series H Cumulative Preferred Stock, 1,037,956 shares issued and outstanding at September 30, 2025 and December 31, 2024	10	10
Series I Cumulative Preferred Stock, 1,034,303 shares issued and outstanding at September 30, 2025 and December 31, 2024	11	11
Common stock, $0.01 par value, 395,000,000 shares authorized, 6,186,482 and 5,636,595 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	62	56
Additional paid-in capital	2,400,801	2,392,518
Accumulated deficit	(2,949,658)	(2,811,868)
Total stockholders’ equity (deficit) of the Company	(548,738)	(419,237)
Noncontrolling interest in consolidated entities	15,850	13,402
Total equity (deficit)	(532,888)	(405,835)
Total liabilities and equity/deficit	$3,008,436	$3,160,985
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Rooms	$201,916	$212,962	$635,420	$685,774
Food and beverage	45,922	46,384	155,787	159,002
Other hotel revenue	17,838	16,672	53,064	50,298
Total hotel revenue	265,676	276,018	844,271	895,074
Other	385	582	1,150	1,904
Total revenue	266,061	276,600	845,421	896,978
EXPENSES
Hotel operating expenses:
Rooms	50,337	50,929	149,786	159,682
Food and beverage	33,273	33,908	104,454	109,247
Other expenses	100,497	100,090	296,979	311,596
Management fees	9,165	9,907	29,357	32,641
Total hotel expenses	193,272	194,834	580,576	613,166
Property taxes, insurance and other	16,212	18,062	48,495	52,335
Depreciation and amortization	34,589	37,740	107,204	115,471
Impairment charges	18,374	—	19,821	—
Advisory services fee	10,550	11,856	34,112	38,531
Corporate, general and administrative	7,303	5,059	17,120	20,462
Total operating expenses	280,300	267,551	807,328	839,965
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	16,753	9	55,305	94,406
Gain (loss) on derecognition of assets	9,703	11,114	29,649	156,748
OPERATING INCOME (LOSS)	12,217	20,172	123,047	308,167
Equity in earnings (loss) of unconsolidated entities	129	(133)	(258)	(828)
Interest income	1,199	1,771	3,666	5,443
Other income (expense)	—	36	—	108
Interest expense and amortization of discounts and loan costs	(62,879)	(66,825)	(200,368)	(209,202)
Interest expense associated with hotels in receivership	(9,684)	(11,120)	(29,632)	(35,162)
Write-off of premiums, loan costs and exit fees	(2,278)	(17)	(8,361)	(3,831)
Gain (loss) on extinguishment of debt	58	2,745	43	2,790
Realized and unrealized gain (loss) on derivatives	(1,228)	(6,202)	(4,804)	(84)
INCOME (LOSS) BEFORE INCOME TAXES	(62,466)	(59,573)	(116,667)	67,401
Income tax (expense) benefit	(259)	445	(695)	(3,313)
NET INCOME (LOSS)	(62,725)	(59,128)	(117,362)	64,088
(Income) loss attributable to noncontrolling interest in consolidated entities	1,531	477	4,719	494
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,045	746	2,127	(672)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(60,149)	(57,905)	(110,516)	63,910
Preferred dividends	(7,175)	(5,900)	(20,921)	(16,379)
Deemed dividends on redeemable preferred stock	(1,677)	(902)	(5,264)	(2,253)
Gain (loss) on extinguishment of preferred stock	—	1,556	—	3,340
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(69,001)	$(63,151)	$(136,701)	$48,618

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(11.35)	$(12.39)	$(23.38)	$10.94
Weighted average common shares outstanding – basic	6,081	5,096	5,847	4,425
Diluted:
Net income (loss) attributable to common stockholders	$(11.35)	$(12.39)	$(23.38)	$3.12
Weighted average common shares outstanding – diluted	6,081	5,096	5,847	18,768
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(62,725)	$(59,128)	$(117,362)	$64,088
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(62,725)	(59,128)	(117,362)	64,088
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	1,531	477	4,719	494
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,045	746	2,127	(672)
Comprehensive income (loss) attributable to the Company	$(60,149)	$(57,905)	$(110,516)	$63,910
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,909	$59	$2,394,458	$(2,880,095)	$12,212	$(473,309)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(8)	—	(40)	—	—	(40)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	(407)	—	—	(407)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(45)	—	—	(45)
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	—	(587)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(478)	—	(478)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(678)	—	(678)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(487)	—	(487)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(484)	—	(484)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,833)	—	(3,833)
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(383)	—	(383)
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(78)	—	(78)
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(167)	—	(167)
Redemption of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	(281)	—	(404)	(685)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(562)	—	(562)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,677)	—	(1,677)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	285	3	1,813	—	—	1,816
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,573	5,573
Contribution from Stirling Advisor	—	—	—	—	—	—	—	—	—	—	—	—	5,303	—	—	5,303
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,149)	(1,531)	(61,680)
Balance at September 30, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,186	$62	$2,400,801	$(2,949,658)	$15,850	$(532,888)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	7,700	$178,571	747	$18,523	112	$2,580	145	$3,576	$21,993
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	(297)
Issuances of preferred stock	39	986	1	12	84	1,688	289	6,257	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—
Redemption of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	558
Redemption value adjustment – preferred stock	—	752	—	62	—	195	—	668	—
Redemption of preferred stock	(67)	(1,566)	(10)	(249)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—
Contribution from Stirling Advisor	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(1,045)
Balance at September 30, 2025	7,672	$178,743	738	$18,348	196	$4,463	434	$10,501	$21,209

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	1,160	$12	1,095	$11	1,503	$15	1,090	$11	1,104	$11	4,676	$47	$2,390,362	$(2,616,339)	$17,894	$(207,976)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	77	—	26	103
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	120	—	1,135	—	—	1,135
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock –Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	—	(587)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(478)	—	(478)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(679)	—	(679)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(488)	—	(488)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(485)	—	(485)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,947)	—	(2,947)
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(236)	—	(236)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3	3
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(308)	—	(308)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(902)	—	(902)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	152	1	1,305	—	—	1,306
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,887	1,887
Extinguishment of preferred stock	(49)	(1)	(58)	(1)	(30)	—	(49)	(1)	(70)	—	496	6	(1,559)	1,556	—	—
Distributions to noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,512)	(2,512)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(57,905)	(477)	(58,382)
Balance at September 30, 2024	1,111	$11	1,037	$10	1,473	$15	1,041	$10	1,034	$11	5,444	$54	$2,391,320	$(2,679,798)	$16,817	$(271,550)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	5,206	$119,817	358	$8,840	$22,972
Equity-based compensation	—	—	—	—	141
Issuance of common stock	—	—	—	—	—
Issuance of preferred stock	1,004	22,413	175	4,167	—
Dividends declared – preferred stock –Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.51/share)	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	308
Redemption value adjustment – preferred stock	—	763	—	139	—
Redemption of preferred stock	(52)	(1,184)	(6)	(122)	—
Contributions from noncontrolling interests	—	—	—	—	—
Extinguishment of preferred stock	—	—	—	—	—
Distributions to noncontrolling interests in consolidated entities	—	—	—	—	—
Net income (loss)	—	—	—	—	(746)
Balance at September 30, 2024	6,158	$141,809	527	$13,024	$22,675

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,637	$56	$2,392,518	$(2,811,868)	$13,402	$(405,835)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(8)	—	(44)	—	—	(44)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	(292)	—	13	(279)
Issuances of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(124)	—	—	(124)
Dividends declared – preferred stock – Series D ($1.58/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,761)	—	(1,761)
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,434)	—	(1,434)
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,034)	—	(2,034)
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,460)	—	(1,460)
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,453)	—	(1,453)
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,341)	—	(11,341)
Dividends declared – preferred stock – Series K ($1.55/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,123)	—	(1,123)
Dividends declared – preferred stock – Series L ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(108)	—	(108)
Dividends declared – preferred stock – Series M ($0.96/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(207)	—	(207)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Issuance of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	56	56
Redemption of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	(281)	—	(404)	(685)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,089)	—	(1,089)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,264)	—	(5,264)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	557	6	3,721	—	—	3,727
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,514	7,514
Contribution from Stirling Advisor	—	—	—	—	—	—	—	—	—	—	—	—	5,303	—	—	5,303
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(110,516)	(4,719)	(115,235)
Balance at September 30, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,186	$62	$2,400,801	$(2,949,658)	$15,850	$(532,888)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	6,800	$156,671	601	$14,869	—	$—	—	$—	$22,509
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	(258)
Issuances of preferred stock	998	22,340	168	4,040	196	3,630	434	8,967	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.58/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.55/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series L ($0.94/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series M ($0.96/share)	—	—	—	—	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—
Issuance of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	1,085
Redemption value adjustment – preferred stock	—	2,678	—	219	—	833	—	1,534	—
Redemption of preferred stock	(126)	(2,946)	(31)	(780)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—
Contribution from Stirling Advisor	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(2,127)
Balance at September 30, 2025	7,672	$178,743	738	$18,348	196	$4,463	434	$10,501	$21,209

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,160	$12	1,175	$11	1,532	$15	1,170	$12	1,161	$12	3,742	$37	$2,383,312	$(2,729,312)	$14,859	$(331,042)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(3)	—	(49)	—	—	(49)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	573	—	66	639
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	4	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	736	7	8,928	—	—	8,935
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.58/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,810)	—	(1,810)
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,492)	—	(1,492)
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,078)	—	(2,078)
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,514)	—	(1,514)
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,539)	—	(1,539)
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,420)	—	(7,420)
Dividends declared – preferred stock – Series K ($1.54/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(526)	—	(526)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	44	44
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	896	—	896
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,253)		(2,253)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	203	2	1,899	—	—	1,901
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,866	4,866
Extinguishment of preferred stock	(49)	(1)	(138)	(1)	(59)	—	(129)	(2)	(127)	(1)	762	8	(3,343)	3,340	—	—
Distributions to noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,512)	(2,512)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	63,910	(494)	63,416
Balance at September 30, 2024	1,111	$11	1,037	$10	1,473	$15	1,041	$10	1,034	$11	5,444	$54	$2,391,320	$(2,679,798)	$16,817	$(271,550)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	3,475	$79,975	194	$4,783	$22,007
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	892
Issuance of restricted shares/units	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Issuance of preferred stock	2,753	61,461	345	8,262	—
Dividends declared – preferred stock – Series D ($1.58/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.54/share)	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	(896)
Redemption value adjustment – preferred stock	—	1,983	—	270	—
Redemption of preferred stock	(70)	(1,610)	(12)	(291)	—
Contributions from noncontrolling interests	—	—	—	—	—
Extinguishment of preferred stock	—	—	—	—	—
Distributions to noncontrolling interests in consolidated entities	—	—	—	—	—
Net income (loss)	—	—	—	—	672
Balance at September 30, 2024	6,158	$141,809	527	$13,024	$22,675
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(117,362)	$64,088
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	107,204	115,471
Impairment charges	19,821	—
Amortization of intangibles	(116)	(120)
Recognition of deferred income	(316)	(165)
Bad debt expense	1,572	1,806
Deferred income tax expense (benefit)	(98)	61
Equity in (earnings) loss of unconsolidated entities	258	828
(Gain) loss on consolidation of VIE and disposition of assets and hotel properties	(55,305)	(94,406)
(Gain) loss on derecognition of assets	(29,649)	(156,748)
(Gain) loss on extinguishment of debt	(43)	(2,790)
Realized and unrealized (gain) loss on derivatives	4,804	84
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	21,662	13,571
Equity-based compensation	(537)	1,531
Non-cash interest income	(1,193)	(925)
Changes in operating assets and liabilities, exclusive of the effect of the consolidation of VIE and disposition of asset and hotel properties and derecognition of assets:
Accounts receivable and inventories	(8,549)	(10,750)
Prepaid expenses and other assets	11,490	3,925
Accounts payable and accrued expenses and accrued interest payable	24,156	15,396
Accrued interest associated with hotels in receivership	29,631	32,080
Due to/from related parties	4,327	(7,965)
Due to/from third-party hotel managers	(5,896)	(7,007)
Due to/from Ashford Inc., net	(13,257)	(5,650)
Operating lease liabilities	(292)	(306)
Operating lease right-of-use assets	287	302
Other liabilities	4,245	(5)
Net cash provided by (used in) operating activities	(3,156)	(37,694)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(45,485)	(87,458)
Net proceeds from disposition of assets and hotel properties	159,178	300,022
Net proceeds from sale of tax credits	18,761	—
Payments for initial franchise fees	—	(200)
Proceeds from notes receivable	—	2,512
Issuance of note receivable	(26)	(4,490)
Proceeds from property insurance	700	1,478
Net cash provided by (used in) investing activities	133,128	211,864
Cash Flows from Financing Activities
Borrowings on indebtedness	560,184	28,223
Repayments of indebtedness	(634,991)	(336,492)
Payments for loan costs and exit fees	(49,350)	(16,690)
Payments for dividends and distributions	(17,732)	(14,700)
Purchases of common stock	(4)	(49)
Payments for derivatives	(5,120)	(15,088)
Proceeds from derivatives	2,914	23,948
Proceeds from common stock offerings	—	8,846
Proceeds from preferred stock offerings	36,050	68,320
Payments on finance lease liabilities	(452)	(471)
Issuance of Stirling OP common units	56	36
Redemption of Stirling OP common units	(685)	—

	Nine Months Ended September 30,
	2025	2024
Contributions from noncontrolling interests	7,514	4,866
Distributions to noncontrolling interest in consolidated entities	—	(2,512)
Net cash provided by (used in) financing activities	(101,616)	(251,763)
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	28,356	(77,593)
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	220,475	311,534
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$248,831	$233,941

Supplemental Cash Flow Information
Interest paid	$167,777	$206,955
Income taxes paid (refunded)	(1,774)	3,730

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$26,156	$17,448
Non-cash extinguishment of debt	—	8,881
Non-cash loan principal associated with default interest and late charges	14,080	—
Non-cash extinguishment of preferred stock	—	11,566
Issuance of common stock from preferred stock exchanges	—	8,226
Non-cash preferred stock dividends	2,915	1,416
Unsettled proceeds from derivatives	54	1,056
Non-cash derecognition of assets	—	231,645
Dividends and distributions declared but not paid	4,220	3,833
Contribution from Stirling Advisor	5,303	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$112,907	$165,231
Restricted cash at beginning of period	99,695	146,079
Cash, cash equivalents and restricted cash at beginning of period	$212,602	$311,310
Cash and cash equivalents at beginning of period included in assets held for sale	15	1
Restricted cash at beginning of period included in assets held for sale	7,858	223
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	$220,475	$311,534

Cash and cash equivalents at end of period	$81,903	$119,659
Restricted cash at end of period	164,219	114,282
Cash, cash equivalents and restricted cash at end of period	$246,122	$233,941
Cash and cash equivalents at end of period included in assets held for sale	2	—
Restricted cash at end of period included in assets held for sale	2,707	—
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$248,831	$233,941
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of September 30, 2025, we held interests in the following assets:
•69 consolidated operating hotel properties, which represent 16,821 total rooms;
•one consolidated operating hotel property, which represents 188 total rooms through a 29.3%-owned investment in a consolidated entity; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $7.3 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2025, our 70 operating hotel properties were leased by our wholly-owned or majority-owned subsidiaries, which are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through the Third Amended and Restated Advisory Agreement with Ashford LLC (as amended, the “Advisory Agreement”). Our 70 operating hotel properties in our consolidated portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 51 of our 70 operating hotel properties. Third-party management companies manage the remaining hotel properties.
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
2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned joint ventures in which it has a controlling interest. All inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025.
Variable Interest Entities—Ashford Trust OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Ashford Trust OP that most significantly impact its economic performance, including, but not limited to, operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly owned subsidiary, Ashford OP General Partner LLC, its general partner. As such, we consolidate Ashford Trust OP.
815 Commerce Managing Member, LLC (“815 Commerce MM”) is considered to be a VIE, as defined by authoritative accounting guidance. On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce MM, which developed the Le Méridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. During 2023, the Company entered into a loan agreement with the manager of 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. As of September 30, 2025, the Company has funded $8.9 million.
Prior to September 2, 2025, the Company had a contribution agreement with Stirling REIT OP, LP (“Stirling OP”). Pursuant to the terms of the contribution agreement, the Company contributed its equity interests, and the associated debt and other obligations, in the Residence Inn Manchester, the Hampton Inn Buford, the SpringHill Suites Buford and the Residence Inn Jacksonville to Stirling OP in exchange for 1.4 million Class I units of Stirling OP. The Company determined Ashford Trust to be the primary beneficiary of Stirling OP in contemplation of: (1) the related party group comprising: (i) Ashford Trust and (ii) the stockholders who have control over the election or removal of the board of directors of Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) who have power to direct the most significant activities of Stirling OP; and (2) the consideration that substantially all the economics are held by the Company through its equity interest, and substantially all of the activities are performed on the Company’s behalf. As such, the Company consolidated Stirling OP.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On September 2, 2025, the Company became the sole remaining unit holder and general partner of Stirling OP when Stirling OP redeemed all of its unit holders other than Ashford Trust OP and Ashford TRS for an aggregate of $685,000 in cash. The Company remains the primary beneficiary of Stirling OP and Stirling OP’s properties and debt continue to be reflected on the Company’s balance sheet at their historical carrying values as of September 30, 2025.
Comparability—Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The following transactions affect reporting comparability of our consolidated financial statements:

Property	Location	Type	Date
Courtyard Columbus Tipton Lakes	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
One Ocean	Atlantic Beach, FL	Disposition	June 27, 2024
The Ashton	Fort Worth, TX	Disposition	July 16, 2024
Le Méridien Fort Worth	Fort Worth, TX	Developed	August 29, 2024
Courtyard Boston	Boston, MA	Disposition	January 10, 2025
Residence Inn Evansville	Evansville, IN	Disposition	August 11, 2025
Hilton Houston NASA Clear Lake	Houston, TX	Disposition	August 22, 2025
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
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of September 30, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to impact only disclosures with respect to the Company’s consolidated financial statements.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended September 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$13,942	$3,650	$1,303	$—	$18,895
Dallas/Ft. Worth, TX Area	5	13,859	3,185	1,317	—	18,361
Houston, TX Area	2	4,840	1,641	277	—	6,758
Los Angeles, CA Metro Area	4	17,020	3,855	1,501	—	22,376
Miami, FL Metro Area	2	4,223	1,500	421	—	6,144
Minneapolis – St. Paul, MN Area	2	4,695	1,315	210	—	6,220
Nashville, TN Area	1	13,325	8,153	1,521	—	22,999
New York/New Jersey Metro Area	4	12,458	3,751	741	—	16,950
Orlando, FL Area	2	4,478	359	483	—	5,320
Philadelphia, PA Area	1	3,234	310	305	—	3,849
San Diego, CA Area	2	5,934	357	418	—	6,709
San Francisco – Oakland, CA Metro Area	3	10,761	1,220	608	—	12,589
Tampa, FL Area	2	4,925	1,021	549	—	6,495
Washington D.C. – MD – VA Area	9	29,220	5,618	2,826	—	37,664
Other Areas	25	57,770	9,787	5,315	—	72,872
Disposed/derecognized properties	2	1,232	200	43	—	1,475
Corporate	—	—	—	—	385	385
Total	72	$201,916	$45,922	$17,838	$385	$266,061

	Three Months Ended September 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$13,753	$3,373	$1,088	$—	$18,214
Dallas/Ft. Worth, TX Area	5	12,055	2,815	911	—	15,781
Houston, TX Area	2	5,062	1,297	191	—	6,550
Los Angeles, CA Metro Area	4	16,665	4,444	1,317	—	22,426
Miami, FL Metro Area	2	4,279	1,626	369	—	6,274
Minneapolis – St. Paul, MN Area	2	4,525	1,211	155	—	5,891
Nashville, TN Area	1	12,598	6,616	1,521	—	20,735
New York/New Jersey Metro Area	4	11,256	3,499	529	—	15,284
Orlando, FL Area	2	4,584	367	588	—	5,539
Philadelphia, PA Area	1	2,856	225	200	—	3,281
San Diego, CA Area	2	6,795	397	440	—	7,632
San Francisco – Oakland, CA Metro Area	3	10,374	1,058	417	—	11,849
Tampa, FL Area	2	5,533	1,130	514	—	7,177
Washington D.C. – MD – VA Area	9	31,609	6,602	2,637	—	40,848
Other Areas	25	60,277	10,772	5,235	—	76,284
Disposed/derecognized properties	4	10,741	952	560	—	12,253
Corporate	—	—	—	—	582	582
Total	74	$212,962	$46,384	$16,672	$582	$276,600

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$42,473	$11,922	$3,796	$—	$58,191
Dallas/Ft. Worth, TX Area	5	45,698	11,325	4,028	—	61,051
Houston, TX Area	2	15,088	5,414	790	—	21,292
Los Angeles, CA Metro Area	4	53,816	13,625	4,379	—	71,820
Miami, FL Metro Area	2	20,065	7,709	1,323	—	29,097
Minneapolis – St. Paul, MN Area	2	10,764	3,635	516	—	14,915
Nashville, TN Area	1	42,250	26,713	4,054	—	73,017
New York/New Jersey Metro Area	4	32,152	11,367	1,840	—	45,359
Orlando, FL Area	2	16,740	1,255	1,537	—	19,532
Philadelphia, PA Area	1	8,901	860	894	—	10,655
San Diego, CA Area	2	16,737	1,071	1,141	—	18,949
San Francisco – Oakland, CA Metro Area	3	30,116	3,821	1,644	—	35,581
Tampa, FL Area	2	22,678	5,284	1,829	—	29,791
Washington D.C. – MD – VA Area	9	98,816	18,309	9,302	—	126,427
Other Areas	25	172,590	32,171	15,731	—	220,492
Disposed/derecognized properties	3	6,536	1,306	260	—	8,102
Corporate	—	—	—	—	1,150	1,150
Total	73	$635,420	$155,787	$53,064	$1,150	$845,421

	Nine Months Ended September 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$41,391	$11,626	$2,960	$—	$55,977
Dallas/Ft. Worth, TX Area	5	39,602	11,467	2,754	—	53,823
Houston, TX Area	2	13,722	5,202	596	—	19,520
Los Angeles, CA Metro Area	4	53,518	13,611	3,623	—	70,752
Miami, FL Metro Area	2	19,395	7,323	1,071	—	27,789
Minneapolis – St. Paul, MN Area	2	10,972	3,568	429	—	14,969
Nashville, TN Area	1	42,135	21,755	3,849	—	67,739
New York/New Jersey Metro Area	4	30,910	10,529	1,477	—	42,916
Orlando, FL Area	2	17,114	1,141	1,728	—	19,983
Philadelphia, PA Area	1	8,760	708	733	—	10,201
San Diego, CA Area	2	18,161	1,175	1,203	—	20,539
San Francisco – Oakland, CA Metro Area	3	29,305	3,711	1,140	—	34,156
Tampa, FL Area	2	22,229	5,349	1,537	—	29,115
Washington D.C. – MD – VA Area	9	102,511	20,590	7,212	—	130,313
Other Areas	25	175,871	32,959	14,864	—	223,694
Disposed/derecognized properties	25	60,178	8,288	5,122	—	73,588
Corporate	—	—	—	—	1,904	1,904
Total	95	$685,774	$159,002	$50,298	$1,904	$896,978
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$427,915	$437,567
Buildings and improvements	2,559,119	2,700,234
Furniture, fixtures and equipment	182,951	171,762
Construction in progress	20,229	23,254
Hilton Marietta finance lease	17,269	17,269
Total cost	3,207,483	3,350,086
Accumulated depreciation	(1,012,304)	(1,030,879)
Investments in hotel properties, net	$2,195,179	$2,319,207

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Dispositions, Impairment Charges and Assets Held For Sale
Dispositions
On January 10, 2025, the Company completed the sale of the 315-room Courtyard Boston Downtown located in Boston, Massachusetts, for $123.0 million, subject to customary pro rations and adjustments, resulting in a recognized gain of $32.1 million. This gain is reported within “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
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
On August 22, 2025, the Company completed the sale of the 242-room Hilton Houston NASA Clear Lake located in Houston, Texas for $27.8 million, subject to customary pro rations and adjustments, resulting in a recognized gain of $16.5 million. This gain is reported within “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
The results of operations for disposed and derecognized hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2024 and 2025 dispositions. The following table includes condensed financial information from the Company’s dispositions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total hotel revenue	$1,478	$12,253	$8,101	$68,841
Total hotel operating expenses	(1,815)	(8,484)	(7,606)	(52,523)
Property taxes, insurance and other	(164)	(593)	(538)	(5,194)
Depreciation and amortization	—	(1,144)	(811)	(7,355)
Impairment charges	—	—	(1,447)	—
Total operating expenses	(1,979)	(10,221)	(10,402)	(65,072)
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	16,753	9	48,659	94,406
Gain (loss) on derecognition of assets	9,703	11,114	29,649	156,748
Operating income (loss)	25,955	13,155	76,007	254,923
Interest income	—	82	—	248
Interest expense and amortization of discounts and loan costs	(271)	(2,843)	(2,006)	(14,337)
Interest expense associated with hotels in receivership	(9,684)	(11,120)	(29,632)	(35,162)
Write-off of premiums, loan costs and exit fees	—	(850)	(67)	(838)
Gain (loss) on extinguishment of debt	(57)	2,745	(57)	2,790
Income (loss) before income taxes	15,943	1,169	44,245	207,624
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(238)	(14)	(686)	(2,561)
Net income (loss) attributable to the Company	$15,705	$1,155	$43,559	$205,063
Impairment Charges

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
For the three and nine months ended September 30, 2025, we recorded impairment charges of $18.4 million and $19.8 million, respectively. We recorded $18.4 million of impairment charges in the three months ended September 30, 2025 at the New Orleans Le Pavillon Hotel. The nine months ended September 30, 2025 includes impairment charges of $18.4 million and $1.4 million at the New Orleans Le Pavillon Hotel and the Residence Inn Evansville, respectively.
The impairment charges were a result of reduced estimated future cash flows resulting from reductions to the expected holding periods of the hotel properties. The impairment charge for the Residence Inn Evansville was based on the market approach methodology which compares the net book value of the assets to their fair market value. The impairment charge for the New Orleans Le Pavillon Hotel was based on the income approach utilizing a discounted cash flow methodology, supported by the market approach. These valuation techniques are considered Level 3 techniques under the fair value hierarchy.
For the three and nine months ended September 30, 2024, no impairment charges were recorded related to hotel properties.
The following table presents the fair value of our hotel property within the fair value hierarchy subsequent to the aforementioned non-recurring impairment charge (in thousands):

	Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
New Orleans Le Pavillon Hotel	$—	$—	$42,500	$42,500
Assets Held For Sale
On September 11, 2025, the Company entered into a purchase and sale agreement for the Residence Inn San Diego Sorrento Mesa in San Diego, California. As of September 30, 2025, this property was classified as held for sale. Depreciation and amortization ceased as of the date the asset was deemed held for sale. Since the sale of this hotel does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. The Residence Inn San Diego Sorrento Mesa sale closed on October 15, 2025. See note 18.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet were as follows:

September 30, 2025
Assets
Investments in hotel properties, gross	$34,193
Accumulated depreciation	(16,158)
Investments in hotel properties, net	18,035
Cash and cash equivalents	2
Restricted cash	2,707
Accounts receivable, net	158
Prepaid expenses and other assets	70
Due from third-party hotel managers	478
Assets held for sale	$21,450

Liabilities
Indebtedness, net	$28,355
Accounts payable and accrued expenses	642
Accrued interest	239
Liabilities related to assets held for sale	$29,236
6. Investments in Unconsolidated Entities
As of September 30, 2025, the Company had invested $9.1 million in an entity that holds the Meritage Investment in Napa, California, and $5.5 million in OpenKey, a consolidated subsidiary of Ashford Inc. Our investments are recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and are accounted for under the equity method of accounting as we have been deemed to have significant influence over the entities under the applicable accounting guidance.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any other-than-temporary impairment is recorded in equity in earnings (loss) of unconsolidated entities. In the fourth quarter of 2024, we recorded an impairment charge for our OpenKey investment of approximately $1.0 million, which reduced the carrying value to $0. No impairment charges were recorded on our investments during the three and nine months ended September 30, 2025 and 2024.
The following table summarizes our carrying value in unconsolidated entities:

	September 30, 2025	December 31, 2024
Carrying value of the Meritage Investment (in thousands)	$7,331	$7,590
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OpenKey	$—	$(173)	$—	$(462)
Meritage Investment	129	40	(258)	(366)
	$129	$(133)	$(258)	$(828)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

						September 30, 2025	December 31, 2024
Indebtedness	Collateral		Maturity	Interest Rate		Debt Balance	Debt Balance
Mortgage loan (2)	2	hotels	February 2025		4.45%	$—	$25,882
Mortgage loan (3)	1	hotel	March 2025		4.66%	21,971	22,132
Mortgage loan (2)	4	hotels	June 2025	SOFR(1) +	4.03%	—	143,877
Mortgage loan (2)	4	hotels	June 2025	SOFR(1) +	4.29%	—	159,424
Mortgage loan (2)	5	hotels	June 2025	SOFR(1) +	3.02%	—	109,473
Mortgage loan (4)	8	hotels	October 2025	SOFR(1) +	3.28%	325,000	325,000
Mortgage loan (5)	1	hotel	December 2025	SOFR(1) +	4.00%	37,000	37,000
Term loan (6)	Equity		January 2026		14.00%	—	44,722
Mortgage loan (7)	18	hotels	January 2026	SOFR(1) +	4.15%	733,625	862,027
Mortgage loan (8)	1	hotel	February 2026	SOFR(1) +	2.85%	12,330	12,330
Mortgage loan (9)	15	hotels	March 2026	SOFR(1) +	3.62%	378,350	409,750
Mortgage loan (10)	2	hotels	May 2026	SOFR(1) +	4.00%	98,450	98,450
Mortgage loan (2)	16	hotels	February 2027	SOFR(1) +	4.37%	580,000	—
Mortgage loan (11)	1	hotel	September 2027	SOFR(1) +	2.26%	218,100	267,200
Mortgage loan (12)	1	hotel	November 2027	SOFR(1) +	4.75%	121,500	121,500
Mortgage loan	4	hotels	December 2028		8.51%	30,200	30,200
Preferred investment (13)	1	hotel	May 2029		11.14%	88,622	—
Bridge loan (14) (15)	1	hotel	September 2025		7.75%	—	20,898
Construction loan (14)	1	hotel	May 2033		11.26%	15,696	15,785
Total indebtedness						$2,660,844	$2,705,650
Premiums (discounts), net						311	331
Capitalized default interest and late charges						8,293	36
Deferred loan costs, net						(30,837)	(8,459)
Embedded debt derivative (6)						—	29,099
Indebtedness, net						$2,638,611	$2,726,657
Indebtedness, net related to assets held for sale (7)	1	hotel	April 2025	SOFR(1) +	3.70%	—	97,368
Indebtedness, net related to assets held for sale (9)	1	hotel	March 2026	SOFR(1) +	3.62%	28,355	—
						$2,610,256	$2,629,289
_____________________________

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(1)    SOFR rates were 4.13% and 4.33% at September 30, 2025 and December 31, 2024, respectively.
(2)    On February 12, 2025, this mortgage loan was refinanced into a new $580.0 million mortgage loan. The new mortgage loan is interest only and bears interest at a rate of SOFR + 4.37%, has a two-year initial term, and has three one-year extension options, subject to the satisfaction of certain conditions.
(3)    As of September 30, 2025, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest of 5.00% was accrued in addition to the stated interest rate, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations.
(4)    This mortgage loan has six one-year extension options, subject to satisfaction of certain conditions. The sixth one-year extension period began in February 2025, subject to satisfaction of certain conditions which must be completed by November 9, 2025. On November 9, 2025, this mortgage loan was amended to extend the waiver date from November 9, 2025 to December 9, 2025.
(5)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. The first one-year extension period began in December 2024. This mortgage loan has a SOFR floor of 0.50%.
(6)    On February 12, 2025, we repaid this term loan including the $30.0 million exit fee.
(7)    In January 2025, this mortgage loan was paid down $118.4 million in conjunction with the sale of the Courtyard Boston Downtown. On July 30, 2025, this mortgage loan was amended. Terms of the amendment included a $10.0 million principal paydown, extending the current maturity date to January 2026, and adding one six-month extension option, subject to the satisfaction of certain conditions.
(8)     On February 24, 2025, we amended this mortgage loan. Terms of the amendment included extending the current maturity date to February 2026, and adding one one-year extension option, subject to satisfaction of certain conditions.
(9)     On April 9, 2025, this mortgage loan was amended. Terms of the amendment included extending the current maturity date to March 2026, and adding two one-year extension options, subject to the satisfaction of certain conditions. In August 2025, this mortgage loan was paid down $31.4 million in conjunction with the sales of the Residence Inn Evansville and the Hilton Houston NASA Clear Lake. As of September 30, 2025, the Residence Inn San Diego Sorrento Mesa property is held for sale. See note 5.
(10)     This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 0.50%.
(11)     On September 9, 2025, we amended this mortgage loan. Terms of the amendment included a principal reduction to $218.1 million, a reduction in the interest rate to SOFR + 2.26%, extending the current maturity to September 2027, and adding three, one-year extension options, subject to satisfaction of certain conditions.
(12)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.75%.
(13)    On May 8, 2025, we received $35.0 million in return for a preferred equity investment in the Renaissance Hotel in Nashville, Tennessee. The holder was entitled to a preferred return of 14.0% per annum. On September 9, 2025, we received an additional $53.0 million increasing the preferred equity investment in the property and the return on the preferred equity investment was decreased from 14.0% per annum to 11.14% per annum. The investment is mandatorily redeemable on May 10, 2029 and is recorded within indebtedness, net in the Company’s consolidated balance sheet as required under GAAP.
(14)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in notes 2 and 8.
(15)    On August 14, 2025, we repaid this bridge loan.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2025	2024	2025	2024
Interest expense and amortization of discounts and loan costs	$10	$(17)	$19	$(896)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the three and nine months ended September 30, 2025, the Company capitalized $9.3 million and $14.1 million of default interest and late charges related to our Highland Pool mortgage loan and Morgan Stanley Pool mortgage loan upon the refinancing of the loans. The amounts were capitalized into the principal balance and are amortized over the remaining initial term of the mortgage loans using the effective interest method. The amount of the capitalized principal that was amortized during the three and nine months ended September 30, 2025 were $4.3 million and $5.6 million, respectively. The amount of capitalized principal that was written off during the three and nine months ended September 30, 2025 was $207,000.
For the three and nine months ended September 30, 2024, the Company amortized $54,000 and $298,000, respectively, of capitalized principal that related to debt restructurings which occurred in the 2021 and 2020 fiscal years. The amount of capitalized principal that was written off during the three and nine months ended September 30, 2024 was $0 and $8,000, respectively. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
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
For the three and nine months ended September 30, 2025, we recognized additional gains of $9.7 million and $29.6 million, respectively, which were included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of September 30, 2025, we were in compliance with all covenants related to mortgage loans, except where noted above. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
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
The following table summarizes the note receivable (dollars in thousands):

	Interest Rate	September 30, 2025	December 31, 2024
Note receivable (1)	18.0%	$11,784	$10,565
_____________________________
(1)    As of September 30, 2025, the Company’s note receivable balance consists of advances of $8.9 million and accrued interest of $2.9 million.
The following table summarizes the interest income associated with the note receivable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2025	2024	2025	2024
Interest income	$403	$370	$1,193	$817
We review receivables for impairment each reporting period. Under this model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded to the note receivable for the three and nine months ended September 30, 2025 and 2024.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2025, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.129% to 3.087% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
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
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at March 31, 2024	21,072
Re-measurement of fair value	128
Balance at June 30, 2024	21,200
Re-measurement of fair value	1,200
Balance at September 30, 2024	22,400
Re-measurement of fair value	6,699
Balance at December 31, 2024	29,099
Re-measurement of fair value	901
Payment of derivative liability	(30,000)
Balance at March 31, 2025, June 30, 2025 and September 30, 2025	$—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2025:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$374	$—	$374
Interest rate derivatives – caps	—	648	—	648
Total	$—	$1,022	$—	$1,022	(1)

December 31, 2024:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$434	$—	$434
Interest rate derivatives – caps	—	2,160	—	2,160
Total	$—	$2,594	$—	$2,594	(1)
Liabilities
Embedded debt derivative	$—	$—	$(29,099)	$(29,099)	(2)
Net	$—	$2,594	$(29,099)	$(26,505)
____________________________________
(1)    Reported as “derivative assets” in our consolidated balance sheets.
(2)    Reported in “indebtedness, net” in our consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2025		2024
Assets
Derivative assets:
Interest rate derivatives – floors	$(283)		$—
Interest rate derivatives – caps	(945)		(5,002)
Total	$(1,228)		$(5,002)
Liabilities
Derivative liabilities:
Embedded debt derivative	$—		$(1,200)
Net	$(1,228)		$(6,202)

Total combined
Interest rate derivatives – floors	$(283)		$—
Interest rate derivatives – caps	(1,255)		(12,259)
Embedded debt derivative	—		(1,200)
Unrealized gain (loss) on derivatives	(1,538)	(1)	(13,459)	(1)
Realized gain (loss) on interest rate caps	310	(1) (2)	7,257	(1) (2)
Net	$(1,228)		$(6,202)
____________________________________
(1)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Represents settled and unsettled payments from counterparties on interest rate caps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2025		2024
Assets
Derivative assets:
Interest rate derivatives – floors	$(60)		$—
Interest rate derivatives – caps	(3,843)		(1,380)
Total	$(3,903)		$(1,380)

Liabilities
Derivative liabilities:
Embedded debt derivative	$(901)		$1,296
Net	$(4,804)		$(84)

Total combined
Interest rate derivatives – floors	$(60)		$—
Interest rate derivatives – caps	(4,949)		(24,709)
Embedded debt derivative	(901)		1,296
Unrealized gain (loss) on derivatives	(5,910)	(1)	(23,413)	(1)
Realized gain (loss) on interest rate caps	1,106	(1) (2)	23,329	(1) (2)
Net	$(4,804)		$(84)
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

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$1,022	$1,022	$2,594	$2,594
Financial liabilities measured at fair value:
Embedded debt derivative	$—	$—	$29,099	$29,099

Financial assets not measured at fair value:
Cash and cash equivalents (1)	$81,905	$81,905	$112,922	$112,922
Restricted cash (1)	166,926	166,926	107,553	107,553
Accounts receivable, net (1)	42,258	42,258	36,231	36,231
Notes receivable, net	11,784	11,784	10,565	10,565
Due from third-party hotel managers	27,397	27,397	21,604	21,604

Financial liabilities not measured at fair value:
Indebtedness (1)	$2,661,155	$2,661,928	$2,705,981	$2,695,013
Indebtedness associated with hotels in receivership	301,040	248,323	314,640	257,546
Accounts payable and accrued expenses (1)	147,259	147,259	138,895	138,895
Accrued interest payable (1)	13,839	13,839	10,576	10,576
Accrued interest associated with hotels in receivership	79,120	79,120	52,031	52,031
Dividends and distributions payable	4,220	4,220	3,952	3,952
Due to Ashford Inc., net (1)	16,080	16,080	25,653	25,653
Due to related parties, net (1)	7,177	7,177	2,850	2,850
Due to third-party hotel managers	1,042	1,042	1,145	1,145
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of September 30, 2025 and December 31, 2024.
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
Indebtedness and indebtedness associated with hotels in receivership. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of total indebtedness to be approximately 100.0% of the carrying value of $2.7 billion at September 30, 2025 and approximately 99.6% of the carrying value of $2.7 billion at December 31, 2024. We estimated the fair value of indebtedness associated with hotels in receivership to be approximately 82.5% of the carrying value of $301.0 million at September 30, 2025 and approximately 81.9% of the carrying value of $314.6 million at December 31, 2024. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) allocated to common stockholders – basic and diluted:
Income (loss) attributable to the Company	$(60,149)	$(57,905)	$(110,516)	$63,910
Less: dividends on preferred stock	(7,175)	(5,900)	(20,921)	(16,379)
Less: deemed dividends on redeemable preferred stock	(1,677)	(902)	(5,264)	(2,253)
Add: gain (loss) on extinguishment of preferred stock	—	1,556	—	3,340
Less: net (income) loss allocated to performance stock units	—	—	—	(219)
Distributed and undistributed income (loss) allocated to common stockholders – basic	$(69,001)	$(63,151)	$(136,701)	$48,399
Add back: dividends on preferred stock – Series J (inclusive of deemed dividends)	—	—	—	9,403
Add back: dividends on preferred stock – Series K (inclusive of deemed dividends)	—	—	—	796
Distributed and undistributed income (loss) allocated to common stockholders – basic and diluted	$(69,001)	$(63,151)	$(136,701)	$58,598

Weighted average common shares outstanding:
Weighted average shares outstanding – basic and diluted	6,081	5,096	5,847	4,425
Effect of assumed conversion of preferred stock – Series J	—	—	—	13,431
Effect of assumed conversion of preferred stock – Series K	—	—	—	912
Weighted average shares outstanding – diluted	6,081	5,096	5,847	18,768

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(11.35)	$(12.39)	$(23.38)	$10.94

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(11.35)	$(12.39)	$(23.38)	$3.12

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested performance stock units	$—	$—	$—	$219
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,045)	(746)	(2,127)	672
Dividends on preferred stock – Series J (inclusive of deemed dividends)	4,585	3,710	14,019	—
Dividends on preferred stock – Series K (inclusive of deemed dividends)	445	375	1,342	—
Dividends on preferred stock – Series L (inclusive of deemed dividends)	273	—	941	—
Dividends on preferred stock – Series M (inclusive of deemed dividends)	835	—	1,741	—
Total	$5,093	$3,339	$15,916	$891

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	—	—	10	—
Effect of assumed conversion of operating partnership units	110	60	98	55
Effect of assumed conversion of preferred stock – Series J	32,486	19,178	29,757	—
Effect of assumed conversion of preferred stock – Series K	3,144	1,410	2,840	—
Effect of assumed conversion of preferred stock – Series L	647	—	283	—
Effect of assumed conversion of preferred stock – Series M	1,269	—	505	—
Total	37,656	20,648	33,493	55
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
As of September 30, 2025, there were approximately 28,000 Performance LTIP units outstanding, representing 250% of the target number granted for the 2023 grant.
As of September 30, 2025, there are approximately 95,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units, other than approximately 22,000 LTIP and 61,000 Performance LTIP units, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	September 30, 2025	December 31, 2024
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$21,209	$22,509
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$187,315	$186,235
Ownership percentage of operating partnership	1.49%	1.02%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$1,045	$746	$2,127	$(672)
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
The table below summarizes the activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock issued	—	120	—	736
Gross proceeds	$—	$1,245	$—	$9,427
Commissions and other expenses	—	12	—	94
Net proceeds	$—	$1,233	$—	$9,333
Stock Repurchases—On April 6, 2022, the board of directors approved a stock repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. The board of directors’ authorization replaced the previous repurchase authorization that the board of directors authorized in December 2017. No shares of our common stock or preferred stock were repurchased subject to the repurchase program during the three and nine months ended September 30, 2025 and 2024, respectively.
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
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series J Preferred Stock shares issued (1)	—	980	883	2,697
Net proceeds	$—	$22,045	$19,877	$60,674
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	September 30, 2025	December 31, 2024
Series J Preferred Stock	$178,743	$156,671
Cumulative adjustments to Series J Preferred Stock (1)	8,716	6,038
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series J Preferred Stock	$3,833	$2,947	$11,341	$7,420
The following table summarizes Series J Preferred Stock redemptions settled in common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series J Preferred Stock shares redeemed	67	52	126	70
Redemption amount, net of redemption fees	$1,566	$1,184	$2,946	$1,610
Common shares issued upon redemption	245	138	439	175
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
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series K Preferred Stock shares issued (1)	—	174	166	344
Net proceeds	$—	$4,206	$4,036	$8,338
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	September 30, 2025	December 31, 2024
Series K Preferred Stock	$18,348	$14,869
Cumulative adjustments to Series K Preferred Stock (1)	706	487
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series K Preferred Stock	$383	$236	$1,123	$526
The following table summarizes Series K Preferred Stock redemptions settled by the issuance of common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series K Preferred Stock shares redeemed	10	6	31	12
Redemption amount, net of redemption fees	$249	$122	$780	$291
Common shares issued upon redemption	40	14	119	28

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The issuance activity of the Series L Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Series L Preferred Stock shares issued (1)	84	196
Net proceeds	$1,732	$4,052
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
The redemption value adjustment of Series L Preferred Stock is summarized below (in thousands):

September 30, 2025
Series L Preferred Stock	$4,463
Cumulative adjustments to Series L Preferred Stock (1)	833
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Series L Preferred Stock	$78	$108
No redemptions of Series L Preferred Stock occurred in the three and nine months ended September 30, 2025.
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
The issuance activity of the Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Series M Preferred Stock shares issued (1)	288	434
Net proceeds	$6,434	$9,674
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption value adjustment of Series M Preferred Stock is summarized below (in thousands):

September 30, 2025
Series M Preferred Stock	$10,501
Cumulative adjustments to Series M Preferred Stock (1)	1,534
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Series M Preferred Stock	$167	$207
No redemptions of Series M Preferred Stock occurred in the three and nine months ended September 30, 2025.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advisory services fee
Base advisory fee	$8,306	$8,074	$24,585	$24,022
Reimbursable expenses (1)	2,862	3,268	9,389	12,410
Equity-based compensation (2)	(704)	218	(549)	1,261
Incentive fee	(27)	—	—	—
Total advisory services fee	$10,437	$11,560	$33,425	$37,693
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
On March 12, 2024, we entered into the Advisory Agreement. The Advisory Agreement amends and restates the terms of the Second Amended and Restated Advisory Agreement, dated January 14, 2021, to, among other items: (i) require the Company pay the advisor the Portfolio Company Fee (as defined in the Advisory Agreement) upon certain specified defaults under the Company’s loan agreements resulting in the foreclosure of the Company’s hotel properties; (ii) provide that there shall be no additional payments to the advisor from the amendments to the master hotel management agreement with Remington Hospitality and the master project management agreement with Premier until the Oaktree Credit Agreement is paid in full, and limits, for a period of two years thereafter, the incremental financial impact to no more than $2 million per year in additional payments to the advisor from such amendments; (iii) reduce the Consolidated Tangible Net Worth covenant (as defined in the Advisory Agreement) to $750 million (plus 75% of net equity proceeds received) from $1 billion (plus 75% of net equity proceeds received); (iv) revise the criteria that would constitute a Company Change of Control; (v) revise the definition of termination fee to provide for a minimum amount of such termination fee; and (vi) revise the criteria that would constitute a voting control event.
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
On August 14, 2025, the Company and Ashford LLC entered into Amendment No. 5 to the Advisory Agreement (the “Fifth Amendment”). The Fifth Amendment extends the outside date for which any sale or disposition of any of the Company’s Highland Portfolio and JPM8 hotel properties securing the associated mortgage loans following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from May 31, 2026 to August 15, 2026. On November 10, 2025, the parties entered into Amendment No. 6 to the Advisory Agreement. See note 18.

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
On August 14, 2025, Ashford Trust OP executed a promissory note with Ashford LLC allowing Ashford Trust OP to draw up to $20 million in cash through August 15, 2026 to fund certain permitted costs (as defined in the promissory note). Funds advanced under the promissory note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the promissory note was August 15, 2026, at which time all principal drawn upon and outstanding interest would have been due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the promissory note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction. As of September 30, 2025, no amount had been drawn under the promissory note. On November 10, 2025, the promissory note was amended and restated. See note 18.
Advisory Agreement with Stirling OP
On September 2, 2025, the advisory agreement with Stirling OP was terminated when the Company became the sole remaining unit holder and general partner of Stirling OP. See note 2. Prior to September 2, 2025, Stirling REIT Advisors, LLC (“Stirling Advisor”), a subsidiary of Ashford Inc., acted as Stirling OP’s advisor. Stirling Advisor was paid an annual management fee (payable monthly in arrears) of 1.25% of aggregate NAV represented by the Class T, Class S, Class D and Class I shares of Stirling Inc. Additionally, Stirling OP paid Stirling Advisor a management fee equal to 1.25% of the aggregate NAV of Stirling OP attributable to such Class T, Class S, Class D and Class I operating partnership units not held by Stirling Inc. per annum payable monthly in arrears. No management fee was paid with respect to Class E shares of Stirling Inc. or Class E units of Stirling OP. The management fee was allocated on a class-specific basis and borne by all holders of the applicable class. The management fee was paid, at Stirling Advisor’s election, in cash, Class E shares of Stirling Inc. or Class E units of Stirling OP.
The following table summarizes the advisory services fees incurred prior to September 2, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advisory services fee
Base advisory fee	$108	$123	$363	$353
Reimbursable expenses (1)	19	62	111	152
Performance participation fee	(14)	111	213	333
Total advisory services fee	$113	$296	$687	$838
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
Ashford Inc. and Stirling OP Advisor Support
Prior to September 2, 2025, Stirling Advisor had agreed to advance on Stirling OP’s behalf certain general and administrative expenses in connection with Stirling OP’s formation and the raising of equity capital through December 31, 2025, at which point Stirling OP would reimburse Stirling Advisor for all such advanced expenses ratably over the 120 months following such date. Upon Stirling OP’s redemption of all of it’s unit holders other than Ashford Trust OP and Ashford TRS on September 2, 2025, Stirling OP was legally released from approximately $5.3 million of obligations previously owed by Stirling OP to Stirling Advisor for general and administrative expenses and other capital-raising costs paid by Stirling Advisor on Stirling OP’s behalf. The Company recorded the extinguishment of the related liabilities as a capital contribution from Stirling Advisor as required under GAAP.
Warwick
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage, which includes worker’s compensation, general liability and auto liability

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
coverages. The hotel management companies procure worker’s compensation insurance, the expenses of which are passed through to the Company. Under the Advisory Agreement and hotel management agreements, Ashford Inc. secures general liability and auto liability policies to cover Ashford Trust, Braemar, their hotel managers, as needed, and Ashford Inc. The total cost estimates covered by such policies are based on the collective pool of risk exposures from each party. Ashford Inc. delegates the management of the casualty insurance program to Warwick Insurance Company, LLC (“Warwick”), a subsidiary of Ashford Inc., which issues policies covering general liability, workers’ compensation and auto liability losses. Each year Ashford Inc. collects funds from Ashford Trust, Braemar and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
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
Lismore
We engage Lismore or its subsidiaries to provide debt placement services, assist with loan modifications or refinancings on our behalf and provide brokerage services. During the three and nine months ended September 30, 2025, we incurred fees of $0 and $2.4 million, respectively. During the three and nine months ended September 30, 2024, we incurred fees of $75,000 and $3.6 million, respectively.
Ashford Securities
The Company, Braemar and Ashford Inc. are party to the Fourth Amended and Restated Contribution Agreement with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). As of September 30, 2025, Ashford Trust has funded approximately $17.0 million. As of December 31, 2024, Ashford Trust had funded approximately $13.2 million and had a $503,000 payable that is included in “due to Ashford Inc., net” on our consolidated balance sheet.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2025	2024	2025	2024
Corporate, general and administrative	$1,972	$1,935	$5,711	$8,391
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Design and Construction Services – Stirling OP
On September 2, 2025, the Master Project Management Agreement with Stirling OP was terminated when the Company became the sole remaining unit holder and general partner of Stirling OP. See note 2. Prior to September 2, 2025, the Master Project Management Agreement provided that Premier would be paid a project management fee equal to 4% of the total project costs associated with the implementation of the capital improvement budget (both hard and soft) until such time that the capital improvement budget and/or renovation project involved the expenditure of an amount in excess of 5% of the gross revenues of the applicable hotel, whereupon the design project management fee was reduced to 3% of the total project costs in excess of the 5% of gross revenue threshold.
The Master Project Management Agreement provided that Premier would provide the following services and would be paid the following fees: (i) architecture (6.5% of total construction costs, plus reimbursement for all third-party, out-of-pocket costs and expenses of mechanical, electrical and structural engineering services utilized in providing architectural services for project management work); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of FFE designed or selected by Premier); (iv) FFE purchasing (8% of the purchase price of the FFE purchased by Premier; provided that, if the purchase price exceeded $2.0 million for a single hotel in a calendar year, then the procurement fee was reduced to 6% of the FFE purchase price in excess of $2.0 million for such hotel in such calendar year); (v) freight expediting (8% of the cost of expediting FFE); (vi) warehousing (8% of the cost of warehousing goods delivered to the job site); and (vii) development (4% of total project costs).
Hotel Management Services
As of September 30, 2025, Remington Hospitality managed 51 of our 70 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services. Our hotel management agreement also requires that we fund property-level operating costs including the hotel manager's payroll and related costs.
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
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing as of September 30, 2025, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 5% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing as of September 30, 2025, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2026 and 2049. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2025	2024	2025	2024
Other hotel expenses	$13,048	$13,420	$40,884	$42,010
Management Fees—Under hotel management agreements for our hotel properties existing as of September 30, 2025, we pay monthly hotel management fees equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager’s payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021, to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Ashford Trust’s portion of the settlement is 88.2%. The case is now in the settlement administration phase. As of September 30, 2025, the settlement liability amount has been accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024, to globally resolve the three outstanding matters. A tentative settlement was reached subject to court approval. As of September 30, 2025, the estimated settlement liability amount has been accrued.
On April 18, 2024, the California Department of Industrial Relations (“DIR”) served the Company’s manager with an investigative subpoena relative to concerns with the Palm Springs Renaissance Hotel’s COVID recall efforts. On August 27, 2025, the DIR issued a citation that the Company’s manager failed to properly recall certain employees. On September 17, 2025, the Company’s manager filed an appeal which is currently pending. The matter is in the early stages and the ultimate outcome of this matter is unknown at this time. We do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2025, no amounts have been accrued.

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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. The parties have reached an agreement, subject to final Court approval, to resolve the class action suit. The amount of the class settlement is approximately $485,000. Final court approval was received on September 3, 2025.
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
17. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments: (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of September 30, 2025 and 2024, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
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
Following Stirling OP’s redemption of its unit holders on September 2, 2025, the Company updated the presentation of its reportable segment for both the three and nine months ended September 30, 2025 and 2024 to incorporate the results of Stirling OP’s four hotel properties. Prior to September 2, 2025, the CODM did not regularly review the results of Stirling OP. The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Rooms	$201,916	$212,962	$635,420	$685,774
Food and beverage	45,922	46,384	155,787	159,002
Other hotel revenue	17,838	16,672	53,064	50,298
Total hotel revenue	265,676	276,018	844,271	895,074
EXPENSES
Rooms	50,246	50,929	149,696	159,682
Food and beverage	32,887	33,908	104,068	109,247
Direct expenses	2,406	2,182	7,029	7,034
Indirect expenses:
Property, general and administration	23,019	27,017	75,470	90,869
Sales and marketing	29,260	29,752	89,901	94,267
Information and telecommunications systems	4,566	4,565	12,769	14,421
Repairs and maintenance	12,565	13,703	39,463	42,041
Energy	12,461	12,067	33,146	33,546
Lease expense	928	917	3,324	3,083
Ownership expenses	503	560	1,647	1,783
Incentive management fee	2,842	3,233	11,721	13,498
Management fees	9,099	9,693	28,949	31,870
Property taxes	10,888	9,655	30,949	30,851
Other taxes (refunds)	107	222	433	(659)
Insurance	5,159	5,782	16,214	18,262
Total expenses	196,936	204,185	604,779	649,795
Hotel adjusted EBITDA	$68,740	$71,833	$239,492	$245,279

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of hotel operating income (loss) to net income (loss)
Hotel adjusted EBITDA	$68,740	$71,833	$239,492	$245,279
Other revenue	385	582	1,150	1,904
Ownership expenses included in other hotel expenses	(12,425)	(6,099)	(22,986)	(11,577)
Ownership expenses included in property taxes, insurance and other	(58)	(2,403)	(898)	(3,379)
Management fees	(65)	(209)	(408)	(750)
Depreciation and amortization	(34,589)	(37,740)	(107,204)	(115,471)
Impairment charges	(18,374)	—	(19,821)	—
Advisory services fee	(10,550)	(11,856)	(34,112)	(38,531)
Corporate, general, and administrative	(7,303)	(5,059)	(17,120)	(20,462)
Gain (loss) on disposition of assets and hotel properties	16,753	9	55,305	94,406
Gain (loss) on derecognition of assets	9,703	11,114	29,649	156,748
Equity in earnings (loss) of unconsolidated entities	129	(133)	(258)	(828)
Interest income	1,199	1,771	3,666	5,443
Other income (expense), net	—	36	—	108
Interest expense and amortization of discounts and loan costs	(62,879)	(66,825)	(200,368)	(209,202)
Interest expense associated with hotels in receivership	(9,684)	(11,120)	(29,632)	(35,162)
Write-off of premiums, loan costs and exit fees	(2,278)	(17)	(8,361)	(3,831)
Gain (loss) on extinguishment of debt	58	2,745	43	2,790
Realized and unrealized gain (loss) on derivatives	(1,228)	(6,202)	(4,804)	(84)
Income tax (expense) benefit	(259)	445	(695)	(3,313)
Net income (loss)	$(62,725)	$(59,128)	$(117,362)	$64,088
The following table reconciles segment total revenue to total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated total hotel revenue	265,676	276,018	844,271	895,074
Other revenue	385	582	1,150	1,904
Total consolidated revenue	$266,061	$276,600	$845,421	$896,978
18. Subsequent Events
On October 15, 2025, the Company completed the sale of the 150-room Residence Inn San Diego Sorrento Mesa located in San Diego, California, for $42.0 million, subject to customary pro rations and adjustments.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On November 10, 2025, Ashford Trust OP executed an Amended and Restated Master Line of Credit Promissory Note (the “Amended and Restated Promissory Note”) with Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., amending the original Master Line of Credit Promissory note, dated August 14, 2025, allowing Ashford Trust OP to draw up to $40 million in cash through November 15, 2026 to fund Permitted Costs (as defined in the Promissory Note). Funds advanced under the Amended and Restated Promissory Note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the Amended and Restated Promissory Note is November 15, 2026, at which time all principal drawn upon and outstanding interest are due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the Amended and Restated Promissory Note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction.
On November 10, 2025, the Company and Ashford LLC entered into Amendment No. 6 to the Advisory Agreement (the “Sixth Amendment”). The Sixth Amendment further extends the outside date for which any sale or disposition of any of the Company’s Highland Portfolio and JPM8 hotel properties securing the associated mortgage loans following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from August 15, 2026 to November 15, 2026.
On November 11, 2025, the Company entered into a definitive agreement to sell the 150-room Embassy Suites Houston located in Houston, Texas, and the 150-room Embassy Suites Austin located in Austin, Texas, for a combined purchase price of $27.0 million. The agreement includes a nonrefundable deposit of $1.0 million which was paid on November 11, 2025.

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
EXECUTIVE OVERVIEW
General
As of September 30, 2025, our portfolio consisted of 69 consolidated operating hotel properties, which represent 16,821 total rooms, and one additional consolidated operating hotel property owned through a 29.3% investment in a consolidated entity, which represents 188 total rooms. Currently, all of our hotel properties are located in the United States.
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
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through the Advisory Agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.

We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2025, Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 51 of our 70 operating hotel properties. Third-party management companies manage the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with his father, Mr. Archie Bennett, Jr. (the “Bennetts”), as of September 30, 2025, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 51.5% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,491,456 shares of Ashford Inc. common stock, which, if converted as of September 30, 2025, would have increased the Bennetts’ ownership interest in Ashford Inc. to 87.4%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of September 30, 2025, those rights represented approximately 565,000 common shares.
Pursuant to a contribution agreement with Ashford Securities, we, our Advisor and other entities advised by our Advisor contribute capital to Ashford Securities to fund a portion of its operations. Ashford Securities currently distributes our Series L Preferred Stock and Series M Preferred Stock and interests in private funds sponsored by our Advisor.
For additional detail regarding the relationships among the Company, Ashford Securities, the Company’s Advisor and its affiliates, and other entities advised by the Advisor, please see the section titled “Certain Relationships and Related Person Transactions” in the Company’s 2024 Annual Proxy Statement and any current or annual report, prospectus supplement, or proxy statement filed by the Company with the SEC at www.sec.gov.
Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The tax provisions in the OBBBA did not have a material impact on our consolidated financial statements.
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
On August 14, 2025, the Company and Ashford LLC entered into Amendment No. 5 to the Advisory Agreement (the “Fifth Amendment”). The Fifth Amendment extends the outside date for which any sale or disposition of any of the Company’s Highland Portfolio and JPM8 hotel properties securing the associated mortgage loans following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from May 31, 2026 to August 15, 2026. On November 10, 2025, the parties entered into Amendment No. 6 to the Advisory Agreement. See below.

On August 14, 2025, Ashford Trust OP executed a promissory note with Ashford LLC allowing Ashford Trust OP to draw up to $20 million in cash through August 15, 2026 to fund certain permitted costs (as defined in the promissory note). Funds advanced under the promissory note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the promissory note was August 15, 2026, at which time all principal drawn upon and outstanding interest would have been due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the promissory note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction. On November 10, 2025, the promissory note was amended and restated. See below.
On August 22, 2025, the Company completed the sale of the 242-room Hilton Houston NASA Clear Lake located in Houston, Texas for $27.8 million, subject to customary pro rations and adjustments, resulting in a recognized gain of $16.5 million.
On September 2, 2025, the Company became the sole remaining unit holder and general partner of Stirling OP when Stirling OP redeemed all of its unit holders other than Ashford Trust OP and Ashford TRS for an aggregate of $685,000 in cash. The Company remains the primary beneficiary of Stirling OP and Stirling OP’s properties and debt continue to be reflected on the Company’s balance sheet at their historical carrying values as of September 30, 2025.
On September 15, 2025, the Company refinanced the mortgage loan for the Renaissance Hotel in Nashville, Tennessee. The new, non-recourse loan has a balance of $218.1 million and has a two-year term with three one-year extension options, subject to the satisfaction of certain conditions, with a final maturity date of September 2030. The loan is interest only and provides for a floating interest rate of SOFR + 2.26%. In conjunction with the debt refinancing, the preferred equity investment on the property was upsized by $53.0 million, and the all-in rate of return on the preferred equity was reduced from 14% to 11.14%.
On October 15, 2025, the Company completed the sale of the 150-room Residence Inn San Diego Sorrento Mesa located in San Diego, California, for $42.0 million, subject to customary pro rations and adjustments.
On November 10, 2025, Ashford Trust OP executed an Amended and Restated Master Line of Credit Promissory Note (the “Amended and Restated Promissory Note”) with Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., amending the original Master Line of Credit Promissory note, dated August 14, 2025, allowing Ashford Trust OP to draw up to $40 million in cash through November 15, 2026 to fund Permitted Costs (as defined in the Promissory Note). Funds advanced under the Amended and Restated Promissory Note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the Amended and Restated Promissory Note is November 15, 2026, at which time all principal drawn upon and outstanding interest are due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the Amended and Restated Promissory Note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction.
On November 10, 2025, the Company and Ashford LLC entered into Amendment No. 6 to the Advisory Agreement (the “Sixth Amendment”). The Sixth Amendment further extends the outside date for which any sale or disposition of any of the Company’s Highland Portfolio and JPM8 hotel properties securing the associated mortgage loans following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from August 15, 2026 to November 15, 2026.
On November 11, 2025, the Company entered into a definitive agreement to sell the 150-room Embassy Suites Houston located in Houston, Texas, and the 150-room Embassy Suites Austin located in Austin, Texas, for a combined purchase price of $27.0 million. The agreement includes a nonrefundable deposit of $1.0 million which was paid on November 11, 2025.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2025	2024	2025 to 2024	2025	2024	2025 to 2024
Total revenue	$266,061	$276,600	$(10,539)	$845,421	$896,978	$(51,557)
Total hotel expenses	(193,272)	(194,834)	1,562	(580,576)	(613,166)	32,590
Property taxes, insurance and other	(16,212)	(18,062)	1,850	(48,495)	(52,335)	3,840
Depreciation and amortization	(34,589)	(37,740)	3,151	(107,204)	(115,471)	8,267
Impairment charges	(18,374)	—	(18,374)	(19,821)	—	(19,821)
Advisory service fee	(10,550)	(11,856)	1,306	(34,112)	(38,531)	4,419
Corporate, general and administrative	(7,303)	(5,059)	(2,244)	(17,120)	(20,462)	3,342
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	16,753	9	16,744	55,305	94,406	(39,101)
Gain (loss) on derecognition of assets	9,703	11,114	(1,411)	29,649	156,748	(127,099)
Operating income (loss)	12,217	20,172	(7,955)	123,047	308,167	(185,120)
Equity in earnings (loss) of unconsolidated entities	129	(133)	262	(258)	(828)	570
Interest income	1,199	1,771	(572)	3,666	5,443	(1,777)
Other income (expense)	—	36	(36)	—	108	(108)
Interest expense and amortization of discounts and loan costs	(62,879)	(66,825)	3,946	(200,368)	(209,202)	8,834
Interest expense associated with hotels in receivership	(9,684)	(11,120)	1,436	(29,632)	(35,162)	5,530
Write-off of premiums, loan costs and exit fees	(2,278)	(17)	(2,261)	(8,361)	(3,831)	(4,530)
Gain (loss) on extinguishment of debt	58	2,745	(2,687)	43	2,790	(2,747)
Realized and unrealized gain (loss) on derivatives	(1,228)	(6,202)	4,974	(4,804)	(84)	(4,720)
Income tax benefit (expense)	(259)	445	(704)	(695)	(3,313)	2,618
Net income (loss)	(62,725)	(59,128)	(3,597)	(117,362)	64,088	(181,450)
(Income) loss from consolidated entities attributable to noncontrolling interests	1,531	477	1,054	4,719	494	4,225
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,045	746	299	2,127	(672)	2,799
Net income (loss) attributable to the Company	$(60,149)	$(57,905)	$(2,244)	$(110,516)	$63,910	$(174,426)

All hotel properties held during the three and nine months ended September 30, 2025 and 2024 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2025 and 2024. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
Courtyard Columbus Tipton Lakes (2)	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town (2)	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center (2)	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport (2)	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark (2)	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting (2)	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge (2)	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley (2)	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport (2)	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park (2)	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano (2)	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport (2)	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City (1)	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay (1)	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville (1)	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester (1)	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
One Ocean (1)	Atlantic Beach, FL	Disposition	June 27, 2024
The Ashton (1)	Fort Worth, TX	Disposition	July 17, 2024
Le Méridien Fort Worth	Fort Worth, TX	Developed	August 29, 2024
Courtyard Boston (1)	Boston, MA	Disposition	January 10, 2025
Residence Inn Evansville (1)	Evansville, IN	Disposition	August 11, 2025
Hilton NASA Clear Lake (1)	Houston, TX	Disposition	August 22, 2025
____________________________________
(1) Referred to as “Hotel Dispositions.”
(2) Referred to as “KEYS A and B properties.”
The following table illustrates the key performance indicators of the operating hotel properties included in our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RevPAR (revenue per available room)	$127.75	$132.05	$134.62	$135.17
Occupancy	70.93%	70.82%	71.39%	70.71%
ADR (average daily rate)	$180.10	$186.44	$188.58	$191.17

The following table illustrates the key performance indicators of the 69 comparable hotel properties that were included in our results of operations for the full three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RevPAR	$128.54	$130.70	$135.99	$136.32
Occupancy	70.89%	70.42%	71.33%	70.83%
ADR	$181.31	$185.59	$190.66	$192.46
Comparison of the Three Months Ended September 30, 2025 and 2024
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $2.2 million, from net loss of $57.9 million for the three months ended September 30, 2024 (the “2024 quarter”) to a net loss of $60.1 million for the three months ended September 30, 2025 (the “2025 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $11.0 million, or 5.2%, to $201.9 million in the 2025 quarter compared to the 2024 quarter. This decrease in the 2025 quarter is attributable to a decrease of $9.5 million from our Hotel Dispositions and $3.1 million from our comparable hotel properties. These decreases were partially offset by higher rooms revenue of $1.5 million from the Le Méridien that opened in August 2024 (the “Le Méridien Opening”). Our comparable hotel properties experienced an decrease of 2.3% in room rates and a 47 basis point decrease in occupancy.
Food and beverage revenue decreased $462,000, or 1.0%, to $45.9 million in the 2025 quarter compared to the 2024 quarter. This decrease in the 2025 quarter is primarily attributable to a decrease of food and beverage sales of $752,000 from our Hotel Dispositions. These decreases were partially offset by increased revenue of $302,000 at the Le Méridien Opening.
Other hotel revenue, which consists mainly of internet access, parking, and spa revenue, increased $1.2 million, or 7.0%, to $17.8 million in the 2025 quarter compared to the 2024 quarter. This increase is primarily attributable to an increase of $1.6 million and $128,000 at our comparable hotel properties and at the Le Méridien Opening, respectively. The increase was partially offset by a decrease of $517,000 from our Hotel Dispositions. Other non-hotel revenue decreased $197,000, or 33.8%, to $385,000 in the 2025 quarter as compared to the 2024 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $1.6 million, or 0.8%, to $193.3 million in the 2025 quarter compared to the 2024 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $1.3 million in the 2025 quarter as compared to the 2024 quarter primarily due to a decrease of $2.4 million from our Hotel Dispositions. The decrease in direct expenses was partially offset by increases of $854,000 and $299,000 from the Le Méridien Opening and our comparable hotels, respectively, in the 2025 quarter. Direct expenses were 32.4% of total hotel revenue for the 2025 quarter and 31.6% for the 2024 quarter.
Indirect expenses and management fees decreased $283,000 in the 2025 quarter as compared to the 2024 quarter primarily due to a decrease of $4.2 million from our Hotel Dispositions. The decrease in the 2025 quarter was partially offset by an increase of $3.0 million from our comparable hotel properties and $1.0 million from the Le Méridien Opening.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $1.9 million, or 10.2%, to $16.2 million during the 2025 quarter compared to the 2024 quarter. The decrease in the 2025 quarter was primarily due to a decrease of $1.7 million and $429,000 from our comparable hotel properties and from our Hotel Dispositions, respectively. The decrease in the 2025 quarter was partially offset by an increase of $265,000 from the Le Méridien Opening.
Depreciation and Amortization. Depreciation and amortization decreased $3.2 million, or 8.3%, to $34.6 million during the 2025 quarter compared to the 2024 quarter. The decrease in the 2025 quarter was primarily due to decreases of $1.1 million from our Hotel Dispositions and $2.4 million from our comparable hotel properties. The decrease in the 2025 quarter was partially offset by an increase of $358,000 from the Le Méridien Opening.
Impairment Charges. Impairment charges were $18.4 million in the 2025 quarter. The impairment charges related to the New Orleans Le Pavillon Hotel due to a reduction in the property’s estimated future cash flows resulting from a decrease to the expected holding period of the property.
Advisory Services Fee. Advisory services fee decreased $1.3 million, or 11.0%, to $10.6 million in the 2025 quarter compared to the 2024 quarter. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford Inc. and the Company and between Ashford Inc. and Stirling OP prior to September 2, 2025. In the 2025 quarter, the advisory services fee was comprised a base advisory fee of $8.3 million, reimbursable expenses of $2.9 million and fees totaling $113,000 associated with the Stirling OP’s advisory agreement incurred prior to September 2, 2025. In the 2024 quarter, the advisory services fee comprised a base advisory fee of $8.1 million, equity-based compensation of $218,000 awarded to the officers and employees of Ashford Inc., reimbursable expenses of $3.3 million and fees totaling $296,000 associated with Stirling OP’s advisory agreement.
Corporate, General and Administrative. Corporate, general and administrative expense increased $2.2 million from $5.1 million in the 2024 quarter to $7.3 million in the 2025 quarter. The increase was primarily attributable to an increase in legal and professional costs of $3.0 million. The increase in the 2025 quarter was partially offset by decreases in miscellaneous expenses of $523,000 and public company costs of $258,000.
Gain (Loss) on Consolidation of VIE and Disposition of Assets and Hotel Properties. Gain on consolidation of VIE and disposition of assets and hotel properties increased $16.7 million from $9,000 in the 2024 quarter to $16.8 million in the 2025 quarter. The gain in the 2025 quarter was primarily related to the gain from the sale of the Hilton Houston NASA Clear Lake of $16.0 million.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets decreased $1.4 million from $11.1 million in the 2024 quarter to $9.7 million in the 2025 quarter. The gain primarily represents the increase of the contract asset on our consolidated balance sheets. We record a contract asset associated with the accrued interest expense from the default of the KEYS A and KEYS B loans as we expect to be released from this obligation upon final resolution with the lender. The gains in the 2025 quarter and in the 2024 quarter primarily relate to accrued interest on the KEYS A and B properties in receivership. See note 7 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings (loss) of unconsolidated entities changed $262,000 from a loss of $133,000 during the 2024 quarter to earnings of $129,000 during the 2025 quarter. Equity in earnings (loss) primarily results from our investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $1.2 million and $1.8 million for the 2025 quarter and the 2024 quarter, respectively. The decrease in interest income in the 2025 quarter was primarily attributable to lower excess cash balances in the 2025 quarter compared to the 2024 quarter.
Other Income (Expense). Other income consisted of miscellaneous income of $0 in the 2025 quarter and $36,000 in the 2024 quarter.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $3.9 million, or 5.9%, to $62.9 million during the 2025 quarter compared to the 2024 quarter. The decrease is primarily due to a $3.2 million decrease due to paying off the Oaktree loan in February 2025 and a $2.6 million decrease from our Hotel Dispositions. The decrease additionally includes $1.5 million in amortization of capitalized loan principal which is recorded as a reduction to interest expense. See note 7 to our consolidated financial statements.
These decreases were partially offset by higher interest expense and amortization of discounts and loan costs of $2.7 million at our comparable hotel properties and a $677,000 increase in interest expense from the Le Méridien Opening. The average SOFR rates for the 2025 quarter and the 2024 quarter were 4.35% and 5.17%, respectively.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $1.4 million, from $11.1 million in 2024 quarter to $9.7 million in the 2025 quarter. The decrease is due is primarily due to lower interest rates in the 2025 quarter. See note 7 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees was $2.3 million in the 2025 quarter and $17,000 in the 2024 quarter. In the 2025 quarter, we incurred fees of $2.3 million related to loan refinances and modifications.
Gain (Loss) on Extinguishment of Debt. Gain (loss) on extinguishment of debt resulted in a gain of $58,000 in the 2025 quarter and a gain of $2.7 million in the 2024 quarter. In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton Hotel in Fort Worth, Texas, which secured the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024 and resulted in a gain on extinguishment of debt of approximately $2.6 million.

Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed $5.0 million from a $6.2 million gain in the 2024 quarter to an $1.2 million loss in the 2025 quarter. In the 2025 quarter, we recognized net unrealized losses of $1.3 million on our derivatives. These unrealized losses were partially offset by net realized gains of $310,000 related to payments from counterparties on interest rate caps.
In the 2024 quarter, we recognized unrealized losses of $13.5 million associated with interest rate caps and the revaluation of the embedded debt derivative in the Oaktree Agreement. These unrealized losses were partially offset by a realized gain of $7.3 million related to payments from counterparties on interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $704,000, from a benefit of $445,000 in the 2024 quarter to expense of $259,000 in the 2025 quarter. The change was primarily the result of a non-recurring benefit recorded in the 2024 quarter for a reduction in the current state taxes for certain of our filing groups.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $1.5 million in the 2025 quarter and a loss of $477,000 in the 2024 quarter. Noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and, prior to September 2, 2025, an ownership interest of 0.30% in Stirling OP. See notes 1 and 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $1.0 million in the 2025 quarter and a net loss of $746,000 in the 2024 quarter. Redeemable noncontrolling interests represented ownership interests of 1.49% and 1.17% in the operating partnership at September 30, 2025 and 2024, respectively.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $174.4 million from net income of $63.9 million for the nine months ended September 30, 2024 (the “2024 period”) to a net loss of $110.5 million for the nine months ended September 30, 2025 (the “2025 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $50.4 million, or 7.3%, to $635.4 million in the 2025 period compared to the 2024 period. This decrease in the 2025 period is primarily attributable to decreases in rooms revenue of $40.0 million from our Hotel Dispositions, $13.7 million from the KEYS A and B properties that went into receivership in the 2024 period and $2.7 million at our comparable hotel properties. These decreases were partially offset by an increase of $6.0 million in rooms revenue from the Le Méridien Opening in the 2025 period. Our comparable hotel properties experienced a decrease of 0.9% in room rates and a increase of 50 basis points in occupancy.
Food and beverage revenue decreased $3.2 million, or 2.0%, to $155.8 million in the 2025 period compared to the 2024 period. This decrease in the 2025 period is primarily attributable to decreases in food and beverage revenue of $6.6 million from our Hotel Dispositions and $404,000 from the KEYS A and B properties. These decreases were partially offset by higher food and beverage revenue of $2.6 million at our comparable hotel properties and $1.1 million from the Le Méridien Opening.
Other hotel revenue, which consists mainly of internet access, parking, and spa revenue, increased $2.8 million, or 5.5%, to $53.1 million in the 2025 period compared to the 2024 period. This increase in the 2025 period is primarily attributable to increases in other hotel revenue of $7.2 million from our comparable hotel properties and $442,000 from the Le Méridien Opening. These increases were partially offset by lower other hotel revenue of $4.4 million from our Hotel Dispositions and $488,000 from the KEYS A and B properties. Other revenue decreased $754,000, or 39.6%, to $1.2 million in the 2025 period compared to the 2024 period.
Hotel Operating Expenses. Hotel operating expenses decreased $32.6 million, or 5.3%, to $580.6 million in the 2025 period compared to the 2024 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $15.5 million in the 2025 period compared to the 2024 period, comprising a decrease of $15.8 million from our Hotel Dispositions and $3.9 million from the KEYS A and B properties. The decrease in direct expenses was partially offset by an increase in the 2025 period of $1.5 million and $2.8 million from our comparable hotel properties and the Le Méridien Opening, respectively. Direct expenses were 30.9% of total hotel revenue for the 2025 period and 30.9% for the 2024 period.
Indirect expenses and management fees decreased $17.1 million in the 2025 period compared to the 2024 period, comprising a decrease of $19.8 million from our Hotel Dispositions and $6.3 million from the KEYS A and B properties. These decreases in the 2025 period were partially offset by an increase of $6.1 million from our comparable hotel properties and $3.0 million from the Le Méridien Opening.

Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $3.8 million or 7.3%, to $48.5 million in the 2025 period compared to the 2024 period. The decrease in the 2025 period was primarily due to a decrease of $3.6 million from our Hotel Dispositions and $1.0 million from the KEYS A and B properties. The decrease in the 2025 period was partially offset by an increase of $1.0 million from the Le Méridien Opening.
Depreciation and Amortization. Depreciation and amortization decreased $8.3 million or 7.2%, to $107.2 million in the 2025 period compared to the 2024 period. The decrease in the 2025 period was primarily due to lower depreciation of $4.7 million from our Hotel Dispositions, $4.3 million from our comparable hotels and $1.8 million from the KEYS A and B properties. The decrease in the 2025 period was partially offset by an increase of $2.6 million from the Le Méridien Opening.
Impairment Charges. Impairment charges were $19.8 million in the 2025 period. These charges included $18.4 million related to the New Orleans Le Pavillon Hotel and $1.4 million related to the Residence Inn Evansville. The impairment charges were incurred due to a reduction in both properties’ estimated future cash flows resulting from decreases to the expected holding periods of the properties. On August 11, 2025, the Company completed the sale of the Residence Inn Evansville.
Advisory Services Fee. The advisory services fee decreased $4.4 million, or 11.5%, to $34.1 million in the 2025 period compared to the 2024 period. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford Inc. and the Company and, prior to September 2, 2025, between Ashford Inc. and Stirling OP. In the 2025 period, the advisory services fee primarily comprised a base advisory fee of $24.6 million, reimbursable expenses of $9.4 million and fees totaling $687,000 associated with Stirling OP’s advisory agreement. In the 2024 period, the advisory services fee comprised a base advisory fee of $24.0 million, equity-based compensation of $1.3 million awarded to the officers and employees of Ashford Inc., reimbursable expenses of $12.4 million and fees totaling $838,000 associated with Stirling OP’s advisory agreement.
Corporate, General and Administrative. Corporate, general and administrative expenses decreased $3.3 million, or 16.3%, to $17.1 million in the 2025 period compared to the 2024 period. The decrease was primarily attributable to a decrease in reimbursements of Ashford Securities’ operating expenses of $2.7 million, miscellaneous expenses of $1.5 million and public company costs of $290,000. The decrease in the 2025 period was partially offset by an increase of $1.2 million in legal and professional expenses.
Gain (Loss) on Consolidation of VIE and Disposition of Assets and Hotel Properties. Gain on consolidation of VIE and disposition of assets and hotel properties decreased $39.1 million, from $94.4 million in the 2024 period to $55.3 million in the 2025 period. The gain in the 2025 period was primarily related to the sales of the Hilton Houston NASA Clear Lake and the Residence Inn Evansville in August 2025 and the sale of the Boston Courtyard Downtown in January 2025. Other increases include the sale of a parcel of land previously owned by our Residence Inn Orlando property in April 2025. The gain in the 2024 period was primarily related to the sale of seven of our hotel properties in the 2024 period.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets decreased $127.1 million, from $156.7 million in the 2024 period to $29.6 million in the 2025 period. The gain primarily represents the increase of the contract asset on our consolidated balance sheets. We record a contract asset associated with the accrued interest expense from the default of the KEYS A and KEYS B loans as we expect to be released from this obligation upon final resolution with the lender. The gain in the 2025 period relates to accrued interest on the KEYS A and B properties in receivership and the transfer of the SpringHill Suites BWI Airport to a third-party purchaser in June of 2025. In the 2024 period, the gain primarily related to a gain of $133.9 million from the initial derecognition of assets of the KEYS A and B properties in March of 2024 and additional gains of $22.8 million from the associated accrued interest expense in the 2024 period. See note 7 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $258,000 in the 2025 period and $828,000 in the 2024 period. Equity in loss primarily results from our investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $3.7 million and $5.4 million in the 2025 period and the 2024 period, respectively. The decrease in interest income in the 2025 period was primarily attributable to lower excess cash balances in the 2025 period compared to the 2024 period.
Other Income (Expense). In the 2025 period and the 2024 period, we recorded miscellaneous income of $0 and $108,000, respectively.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $8.8 million, or 4.2%, to $200.4 million in the 2025 period compared to the 2024 period. The decrease was primarily due to lower cash interest expense and amortization of loan costs of $16.7 million as a result of the pay-off of the Oaktree loan in February 2025 and a $12.3 million decrease from our Hotel Dispositions. These decreases were partially offset by higher default interest and late charges recorded on mortgage loans in default of $11.4 million, higher interest expense and amortization of discounts and loan costs at our comparable hotels of $5.7 million and higher interest expense of $3.1 million from the Le Méridien Opening. The average SOFR rates in the 2025 period and the 2024 period were 4.35% and 5.27%, respectively.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $5.5 million, from $35.2 million in the 2024 period to $29.6 million in the 2025 period. The decrease is due to four fewer hotels being under receivership in the 2025 period compared to the 2024 period. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024 and June 25, 2025, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes and SpringHill Suites BWI Airport, respectively, to a third-party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and the accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel. See note 7 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees was $8.4 million in the 2025 period and $3.8 million in the 2024 period. The balance in the 2025 period primarily relates to fees of $5.6 million from loan refinances and modifications and fees of $2.2 million related to prepayment penalties and exit fees on loan refinances. The balance in the 2024 period primarily relates to fees of $3.0 million related to loan refinances and modifications and $817,000 of unamortized loan cost write-offs.
Gain (Loss) on Extinguishment of Debt. Gain (loss) on extinguishment of debt resulted in a gain of $43,000 in the 2025 period and a gain of $2.8 million in the 2024 period. In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton Hotel in Fort Worth, Texas, which secured the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024 and resulted in a gain on extinguishment of debt of approximately $2.6 million.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed by $4.7 million from an $84,000 loss in the 2024 period to a $4.8 million loss in the 2025 period. In the 2025 period, we recognized $6.5 million of net unrealized losses on our derivatives which were primarily attributable to interest rate caps. These unrealized losses were partially offset by net realized gains on interest rate caps of $1.7 million.
In the 2024 period, we recognized an unrealized loss of $24.7 million associated with interest rate caps, partially offset by a realized gain of $23.3 million related to payments from counterparties on interest rate caps and an unrealized gain of $1.3 million from the revaluation of the embedded debt derivative in the Oaktree Agreement.
Income Tax (Expense) Benefit. Income tax expense decreased $2.6 million, from $3.3 million in the 2024 period to $695,000 in the 2025 period. The change was primarily due to a decrease in overall current state taxes in the 2025 period compared to the 2024 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $4.7 million and $494,000 in the 2025 period and the 2024 period, respectively. Noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and, prior to September 2, 2025, 0.30% in Stirling OP. See notes 1 and 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $2.1 million in the 2025 period and net income of $672,000 in the 2024 period. Redeemable noncontrolling interests represented ownership interests of 1.49% and 1.17% in the operating partnership as of September 30, 2025 and 2024, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2025, the Company held cash and cash equivalents of $81.9 million and restricted cash of $166.9 million (including amounts held for sale), the vast majority of which comprises lender and manager-held reserves. As of September 30, 2025, $27.4 million (including amounts held for sale) was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At September 30, 2025, our net debt to gross assets was 71.9%.

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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At September 30, 2025, 45 of our hotels were in cash traps and approximately $4.4 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time, which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
For the three and nine months ended September 30, 2025, we recognized additional gains of $9.7 million and $29.6 million, respectively, which were included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
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
On May 8, 2025, the Company received $35.0 million in return for a preferred equity investment in the Renaissance Hotel in Nashville, Tennessee. The holder is entitled to an all-in rate of return on the preferred equity of 14.0% per annum. The investment is mandatorily redeemable on May 10, 2029.
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
On August 14, 2025, Ashford Trust OP executed a promissory note with Ashford LLC allowing Ashford Trust OP to draw up to $20 million in cash through August 15, 2026 to fund certain permitted costs (as defined in the promissory note). Funds advanced under the promissory note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the promissory note was August 15, 2026, at which time all principal drawn upon and outstanding interest would have been due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the promissory note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction. On November 10, 2025, the promissory note was amended and restated. See below.
On September 15, 2025, the Company refinanced the mortgage loan for the Renaissance Hotel in Nashville, Tennessee. The new, non-recourse loan has a balance of $218.1 million and has a two-year term with three one-year extension options, subject to the satisfaction of certain conditions, with a final maturity date of September 2030. The loan is interest only and provides for a floating interest rate of SOFR + 2.26%. In conjunction with the debt refinancing, the preferred equity investment on the property was upsized by $53.0 million, and the all-in rate of return on the preferred equity was reduced from 14% to 11.14%.
On November 10, 2025, Ashford Trust OP executed an Amended and Restated Master Line of Credit Promissory Note (the “Amended and Restated Promissory Note”) with Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., amending the original Master Line of Credit Promissory note, dated August 14, 2025, allowing Ashford Trust OP to draw up to $40 million in cash through November 15, 2026 to fund Permitted Costs (as defined in the Promissory Note). Funds advanced under the Amended and Restated Promissory Note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the Amended and Restated Promissory Note is November 15, 2026, at which time all principal drawn upon and outstanding interest are due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the Amended and Restated Promissory Note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction.
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

The Company has a distribution agreement with Virtu (the “Virtu Equity Distribution Agreement”) to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 11, 2025, the Company has issued approximately 813,000 shares of common stock for gross proceeds of approximately $10.9 million under the Virtu Equity Distribution Agreement.
On April 29, 2025, the Company filed a shelf registration statement on Form S-3 with the SEC relating to common stock, preferred stock, depositary shares, debt securities, warrants, rights and units that we may sell from time to time in one or more offerings up to a total dollar amount of $500,000,000 on terms to be determined at the time of sale. The registration statement was declared effective on May 8, 2025. As of November 11, 2025, the Company has not issued any securities from this registration statement.
On December 13, 2024, the Company filed an initial registration statement on Form S-11 with the SEC, as amended on January 23, 2025, related to the Company’s non-traded Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The registration statement was declared effective by the SEC on February 7, 2025, and contemplates the offering of up to (i) 8.4 million shares of Series L Redeemable Preferred Stock and 3.6 million shares of Series M Redeemable Preferred Stock in a primary offering and (ii) 2.8 million shares of Series L Redeemable Preferred Stock and 1.2 million shares of Series M Redeemable Preferred Stock pursuant to a dividend reinvestment plan. On February 7, 2025, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. As of November 11, 2025, the Company has issued approximately 238,000 shares (exclusive of the dividend reinvestment plan shares) of Series L Preferred Stock and received net proceeds of approximately $4.9 million and approximately 546,000 shares (exclusive of the dividend reinvestment plan shares) of Series M Preferred Stock and received net proceeds of approximately $12.2 million.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. On March 31, 2025, the Company concluded its offering of its Series J Preferred Stock and Series K Preferred Stock. Ashford Securities, a subsidiary of Ashford Inc., served as the dealer manager for the offering. As of November 11, 2025, the Company has issued approximately 7.7 million shares (exclusive of the dividend reinvestment plan shares) of Series J Preferred Stock and received net proceeds of approximately $172.6 million and approximately 799,000 shares (exclusive of the dividend reinvestment plan shares) of Series K Preferred Stock and received net proceeds of approximately $19.4 million.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $3.2 million and $37.7 million for the nine months ended September 30, 2025 and 2024, respectively. Cash flows used in operations were impacted by changes in hotel operations, our hotel dispositions and derecognized assets, as well as the timing of collecting receivables from hotel guests, paying vendors and settling with derivative counterparties, related parties and hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2025, net cash flows provided by investing activities were $133.1 million. Cash inflows consisted of $159.2 million of net proceeds from the disposition of assets and hotel properties, which included $119.2 million, $5.6 million, and $27.1 million of net proceeds from the disposition of the Courtyard Boston, the Residence Inn Evansville and the Hilton Houston NASA Clear Lake properties, respectively, and $7.2 million of net proceeds from the disposition of a land parcel previously owned by the Residence Inn Orlando property. Additional cash inflows included $18.8 million of net proceeds from the sale of state tax credits related to the Le Méridien property and $700,000 from property insurance proceeds. Cash inflows were partially offset by cash outflows of $45.5 million for capital improvements made to various hotel properties.
For the nine months ended September 30, 2024, net cash flows provided by investing activities were $211.9 million. Cash inflows consisted of $300.0 million of net proceeds from the disposition of assets and hotel properties, repayments from a note receivable of $2.5 million and $1.5 million from property insurance proceeds. Cash inflows were partially offset by cash outflows of $87.5 million for capital improvements made to various hotel properties and $4.5 million from the issuance of a note receivable.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2025, net cash flows used in financing activities were $101.6 million. Cash outflows primarily consisted of $635.0 million for repayments of indebtedness, $49.4 million for payments of loan costs and exit fees, $5.1 million of payments for derivatives and $17.7 million of payments for preferred dividends. Cash outflows were partially offset by cash inflows from $560.2 million of borrowings on indebtedness, $36.1 million of net proceeds from preferred stock offerings, proceeds of $2.9 million from counterparties from in-the-money interest rate caps and $7.5 million of contributions from noncontrolling interests.
For the nine months ended September 30, 2024, net cash flows used in financing activities were $251.8 million. Cash outflows primarily consisted of $336.5 million for repayments of indebtedness, $16.7 million for payments of loan costs and exit fees, $14.7 million of payments for preferred dividends, $15.1 million of payments for derivatives and $2.5 million of distributions to noncontrolling interests. Cash outflows were partially offset by cash inflows primarily of $28.2 million of borrowing on indebtedness, $68.3 million of net proceeds from preferred stock offerings, $23.9 million from counterparties from in-the-money interest rate caps, $8.8 million of net proceeds from common stock offerings and $4.9 million of contributions from noncontrolling interests.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(62,725)	$(59,128)	$(117,362)	$64,088
Interest expense and amortization of discounts and loan costs	62,879	66,825	200,368	209,202
Interest expense associated with hotels in receivership	9,684	11,120	29,632	35,162
Depreciation and amortization	34,589	37,740	107,204	115,471
Income tax expense (benefit)	259	(445)	695	3,313
Equity in (earnings) loss of unconsolidated entities	(129)	133	258	828
Company’s portion of EBITDA of unconsolidated entities	426	257	952	306
EBITDA	44,983	56,502	221,747	428,370
Impairment charges on real estate	18,374	—	19,821	—
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(16,753)	(9)	(55,305)	(94,406)
Gain (loss) on derecognition of assets	(9,703)	(11,114)	(29,649)	(156,748)
EBITDAre	36,901	45,379	156,614	177,216
Amortization of unfavorable contract liabilities	(31)	(31)	(92)	(92)
Transaction and conversion costs	4,829	1,979	8,930	9,210
Write-off of premiums, loan costs and exit fees	2,278	17	8,361	3,831
Realized and unrealized (gain) loss on derivatives	1,228	6,202	4,804	84
Stock/unit-based compensation	(704)	244	(536)	1,531
Legal, advisory and settlement costs	765	896	1,618	1,169
Other (income) expense, net	—	(36)	—	(108)
Advisory services incentive fee	(27)	—	—	—
Stirling performance participation fee	(14)	111	213	333
(Gain) loss on extinguishment of debt	(58)	(2,745)	(43)	(2,790)
Severance	216	394	1,012	544
Company’s portion of adjustments to EBITDAre of unconsolidated entities	—	—	—	6
Adjusted EBITDAre	$45,383	$52,410	$180,881	$190,934

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(62,725)	$(59,128)	$(117,362)	$64,088
(Income) loss attributable to noncontrolling interest in consolidated entities	1,531	477	4,719	494
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,045	746	2,127	(672)
Preferred dividends	(7,175)	(5,900)	(20,921)	(16,379)
Deemed dividends on redeemable preferred stock	(1,677)	(902)	(5,264)	(2,253)
Gain (loss) on extinguishment of preferred stock	—	1,556	—	3,340
Net income (loss) attributable to common stockholders	(69,001)	(63,151)	(136,701)	48,618
Depreciation and amortization of real estate	34,047	37,740	105,083	115,471
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	(16,753)	(9)	(55,305)	(94,406)
(Gain) loss on derecognition of assets	(9,703)	(11,114)	(29,649)	(156,748)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,045)	(746)	(2,127)	672
Equity in (earnings) loss of unconsolidated entities	(129)	133	258	828
Impairment charges on real estate	18,374	—	19,821	—
Company’s portion of FFO of unconsolidated entities	237	(3)	156	(457)
FFO available to common stockholders and OP unitholders	(43,973)	(37,150)	(98,464)	(86,022)
Deemed dividends on redeemable preferred stock	1,677	902	5,264	2,253
(Gain) loss on extinguishment of preferred stock	—	(1,556)	—	(3,340)
Transaction and conversion costs	4,829	1,979	8,930	9,210
Write-off of premiums, loan costs and exit fees	2,278	17	8,361	3,831
Unrealized (gain) loss on derivatives	1,712	13,458	6,453	23,413
Stock/unit-based compensation	(704)	244	(536)	1,531
Legal, advisory and settlement costs	765	896	1,618	1,169
Other (income) expense, net	—	(36)	—	(108)
Amortization of term loan exit fee	—	—	—	844
Amortization of loan costs	5,988	3,573	18,856	9,119
Advisory services incentive fee	(27)	—	—	—
Stirling performance participation fee	(14)	111	213	333
(Gain) loss on extinguishment of debt	(58)	(2,745)	(43)	(2,790)
Interest expense associated with hotels in receivership	9,684	11,120	29,632	29,615
Severance	216	394	1,012	544
Company’s portion of adjustments to FFO of unconsolidated entities	10	—	85	6
Adjusted FFO available to common stockholders and OP unitholders	$(17,617)	$(8,793)	$(18,619)	$(10,392)
HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2025:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Austin, TX	Full-service	150	100	150
Embassy Suites	Dallas, TX	Full-service	150	100	150
Embassy Suites	Herndon, VA	Full-service	150	100	150
Embassy Suites	Las Vegas, NV	Full-service	220	100	220
Embassy Suites	Houston, TX	Full-service	150	100	150
Embassy Suites	West Palm Beach, FL	Full-service	160	100	160
Embassy Suites	Philadelphia, PA	Full-service	263	100	263
Embassy Suites	Arlington, VA	Full-service	269	100	269
Embassy Suites	Portland, OR	Full-service	276	100	276
Embassy Suites	Santa Clara, CA	Full-service	258	100	258
Embassy Suites	Orlando, FL	Full-service	174	100	174
Hilton Garden Inn	Jacksonville, FL	Select-service	119	100	119
Hilton Garden Inn	Austin, TX	Select-service	254	100	254
Hilton Garden Inn	Baltimore, MD	Select-service	158	100	158

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Hilton Garden Inn	Virginia Beach, VA	Select-service	176	100	176
Hilton	St. Petersburg, FL	Full-service	333	100	333
Hilton	Santa Fe, NM	Full-service	158	100	158
Hilton	Bloomington, MN	Full-service	300	100	300
Hilton	Costa Mesa, CA	Full-service	486	100	486
Hilton	Parsippany, NJ	Full-service	353	100	353
Hilton	Tampa, FL	Full-service	238	100	238
Hilton	Alexandria, VA	Full-service	252	100	252
Hilton	Santa Cruz, CA	Full-service	178	100	178
Hilton	Ft. Worth, TX	Full-service	294	100	294
Hampton Inn	Buford, GA	Select-service	92	100	92
Hampton Inn	Evansville, IN	Select-service	140	100	140
Hampton Inn	Parsippany, NJ	Select-service	152	100	152
Marriott	Beverly Hills, CA	Full-service	260	100	260
Marriott	Arlington, VA	Full-service	703	100	703
Marriott	Dallas, TX	Full-service	265	100	265
Marriott	Fremont, CA	Full-service	357	100	357
Marriott	Memphis, TN	Full-service	232	100	232
Marriott	Irving, TX	Full-service	499	100	499
Marriott	Omaha, NE	Full-service	300	100	300
Marriott	Sugarland, TX	Full-service	303	100	303
SpringHill Suites by Marriott	Buford, GA	Select-service	97	100	97
Courtyard by Marriott	Bloomington, IN	Select-service	117	100	117
Courtyard by Marriott	Denver, CO	Select-service	202	100	202
Courtyard by Marriott	Gaithersburg, MD	Select-service	210	100	210
Courtyard by Marriott	Crystal City, VA	Select-service	272	100	272
Courtyard by Marriott	Overland Park, KS	Select-service	168	100	168
Courtyard by Marriott	Foothill Ranch, CA	Select-service	156	100	156
Courtyard by Marriott	Alpharetta, GA	Select-service	154	100	154
Marriott Residence Inn	Orlando, FL	Select-service	350	100	350
Marriott Residence Inn	Falls Church, VA	Select-service	159	100	159
Marriott Residence Inn	San Diego, CA	Select-service	150	100	150
Marriott Residence Inn	Jacksonville, FL	Select-service	120	100	120
Marriott Residence Inn	Manchester, CT	Select-service	96	100	96
Sheraton Hotel	Minneapolis, MN	Full-service	220	100	220
Sheraton Hotel	Indianapolis, IN	Full-service	378	100	378
Sheraton Hotel	Anchorage, AK	Full-service	370	100	370
Sheraton Hotel	San Diego, CA	Full-service	260	100	260
Hyatt Regency	Coral Gables, FL	Full-service	254	100	254
Hyatt Regency	Hauppauge, NY	Full-service	358	100	358
Hyatt Regency	Savannah, GA	Full-service	351	100	351
Renaissance	Nashville, TN	Full-service	674	100	674
Annapolis Historic Inn	Annapolis, MD	Full-service	124	100	124
Lakeway Resort & Spa	Austin, TX	Full-service	168	100	168
Silversmith	Chicago, IL	Full-service	144	100	144
The Churchill	Washington, DC	Full-service	173	100	173
The Melrose	Washington, DC	Full-service	240	100	240
Le Pavillon (1)	New Orleans, LA	Full-service	226	100	226
Westin	Princeton, NJ	Full-service	296	100	296
Hotel Indigo	Atlanta, GA	Full-service	141	100	141
Ritz-Carlton	Atlanta, GA	Full-service	444	100	444
La Posada de Santa Fe	Santa Fe, NM	Full-service	157	100	157
Leasehold Properties
Autograph La Concha (2) (3)	Key West, FL	Full-service	160	100	160
Renaissance (4)	Palm Springs, CA	Full-service	410	100	410
Hilton (5)	Marietta, GA	Full-service	200	100	200

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Le Méridien (6)	Fort Worth, TX	Full-service	188	29	55
Total			17,009		16,876
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
As of September 30, 2025, our total indebtedness of $2.7 billion included $2.5 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2025, would be approximately $6.3 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $156.5 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2025, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021, to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Ashford Trust’s portion of the settlement is 88.2%. The case is now in the settlement administration phase. As of September 30, 2025, the settlement liability amount has been accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. A tentative settlement was reached subject to court approval. As of September 30, 2025, the estimated settlement liability amount has been accrued.

On April 18, 2024, the California Department of Industrial Relations (“DIR”) served the Company’s manager with an investigative subpoena relative to concerns with the Palm Springs Renaissance Hotel’s COVID recall efforts. On August 27, 2025, the DIR issued a citation that the Company’s manager failed to properly recall certain employees. On September 17, 2025, the Company’s manager filed an appeal which is currently pending. The matter is in the early stages and the ultimate outcome of this matter is unknown at this time. We do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2025, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. The parties have reached an agreement, subject to final Court approval, to resolve the class action suit. The amount of the class settlement is approximately $485,000. Ashford Inc. expects the entire settlement amount to be reimbursed through insurance coverage. Final court approval was received on September 3, 2025.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
July 1 – July 31	6,677	(2)	$6.02	—	$200,000
August 1 – August 31	—		—	—	200,000
September 1 – September 30	—		—	—	200,000
Total	6,677		$6.02	—
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

(2)Includes 6,677 shares in July that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment No. 6 to the Third Amended and Restated Advisory Agreement
The Company, Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford Hospitality Advisors LLC are parties to that certain Third Amended and Restated Advisory Agreement, dated as of August 12, 2024 (as amended, the “Advisory Agreement”).
On November 10, 2025, the Company and Ashford LLC entered into Amendment No. 6 to the Advisory Agreement (the “Sixth Amendment”). The Sixth Amendment further extends the outside date for which any sale or disposition of any of the Company’s Highland Portfolio and JPM8 hotel properties securing the associated mortgage loans following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) has occurred, from August 15, 2026 to November 15, 2026.
Amended and Restated Master Line of Credit Promissory Note
On November 10, 2025, Ashford Trust OP executed an Amended and Restated Master Line of Credit Promissory Note (the “Amended and Restated Promissory Note”) with Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., amending the original Master Line of Credit Promissory note, dated August 14, 2025, allowing Ashford Trust OP to draw up to $40 million in cash through November 15, 2026 to fund Permitted Costs (as defined in the Promissory Note). Funds advanced under the Amended and Restated Promissory Note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the Amended and Restated Promissory Note is November 15, 2026, at which time all principal drawn upon and outstanding interest are due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the Amended and Restated Promissory Note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction.
The foregoing descriptions of the Sixth Amendment and the Amended and Restated Promissory Note do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Sixth Amendment and the Amended and Restated Promissory Note, copies of which are attached hereto as Exhibit 10.6.1 and Exhibit 10.7 and incorporated herein by reference.
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
3.7
Articles Supplementary establishing the Series J Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.8
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.9
Articles Supplementary, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.10
Articles Supplementary establishing the Series L Preferred Stock, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.11
Articles Supplementary establishing the Series M Preferred Stock, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.12
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016, by Amendment No. 4 on March 17, 2022, by Amendment No. 5 on February 23, 2023, by Amendment No. 6 on August 8, 2023, by Amendment No. 7 on February 27, 2024 and by Amendment No. 8 on February 25, 2025, adopted on February 25, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on February 26, 2025) (File No. 01-31775)

10.1
Amendment No. 3 To the Third Amended and Restated Advisory Agreement, dated March 10, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 13, 2025) (File No. 001-31775)

10.2
Limited Waiver Under Advisory Agreement, dated as of March 10 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 13, 2025) (File No. 001-31775)

10.3
Amendment No. 13 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of January 22, 2025 (incorporated by reference to Exhibit 10.1.14 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

10.4
Amendment No. 4 to the Third Amended and Restated Advisory Agreement, dated as of May 12, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed on March 14, 2025) (File No. 001-31775)

10.5
Amendment No. 5 to the Third Amended and Restated Advisory Agreement, dated as of August 14, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on August 14, 2025) (File No. 001-31775)

10.6
Master Line of Credit Promissory Note, dated as of August 1, 2025, by and among Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q filed on August 14, 2025) (File No. 001-31775)

10.6.1*	Amended and Restated Master Line of Credit Promissory Note, dated as of November 10, 2025, by and among Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC

10.7*
Amendment No. 6 to the Third Amended and Restated Advisory Agreement, dated as of November 10, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	November 13, 2025	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
President and Chief Executive Officer

Date:	November 13, 2025	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer