Form 10-K
period 2025-12-31
ASHFORD HOSPITALITY TRUST INC
filed 2026-03-23
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission file number: 001-31775
ASHFORD HOSPITALITY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	86-1062192
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway
Suite 1200
Dallas
Texas	75254
(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Preferred Stock Repurchase Rights	-	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
As of June 30, 2025, the aggregate market value of 5,843,444 shares of the registrant’s common stock held by non-affiliates was approximately $35,178,000.
As of March 18, 2026, the registrant had 6,476,491 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2026 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY TRUST, INC.
YEAR ENDED DECEMBER 31, 2025

This Annual Report is filed by Ashford Hospitality Trust, Inc., a Maryland corporation (“the Company”). Unless the context otherwise requires, all references to the Company include those entities owned or controlled by the Company. In this report, the terms “the Company,” “Ashford Trust,” “we,” “us” or “our” mean Ashford Hospitality Trust, Inc. and all entities included in its consolidated financial statements.
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
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine, the Israel-Palestine-Iran conflict, ongoing instability in Venezuela and changes to tariffs or trade policies;
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
•our ability to continue as a going concern as described in our financial statement footnotes and generate sufficient liquidity to satisfy our obligations as they become due;
•legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”), and related rules, regulations and interpretations governing the taxation of real estate investment trusts (“REITs”), including impacts from the One Big Beautiful Bill Act (the “OBBBA”);
•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes;
•changes in our dividend policy;
•our preferred stock purchase rights could hinder the market for our common stock; and
•future sales and issuances of our common stock or other securities which might result in dilution and could cause the price of our common stock to decline or cause our common stock to be delisted from the NYSE.
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
PART I
Item 1.Business
GENERAL
Ashford Hospitality Trust, Inc., together with its subsidiaries is a REIT. While our portfolio currently consists of upscale hotels and upper upscale full-service hotels, our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the United States that have revenue per available room (“RevPAR”) generally less than twice the U.S. national average, and in all methods including direct real estate, equity and debt. We currently anticipate future investments will predominantly be in upper upscale hotels. We own our lodging investments and conduct our business through Ashford Hospitality Limited Partnership (“Ashford Trust OP”), our operating partnership. Ashford OP General Partner LLC, a wholly owned subsidiary of Ashford Trust, serves as the sole general partner of our operating partnership.
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2025, we held interests in the following assets:
•67 consolidated operating hotel properties, which represent 16,445 total rooms;
•one consolidated operating hotel property, which represents 188 total rooms through a 29.3%-owned investment in a consolidated entity; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $7.3 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2025, our 68 operating hotel properties were leased by our wholly-owned or majority-owned subsidiaries, which are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.

We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Hospitality manages 50 of our 68 hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audiovisual services, real estate advisory and brokerage services, insurance policies covering general liability, workers’ compensation and business automobile claims and insurance claims services, hypoallergenic premium rooms, watersport activities, broker-dealer and distribution services and cash management services. See note 17 to our consolidated financial statements.
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with his father Mr. Archie Bennett, Jr., as of December 31, 2025, holds a controlling interest in Ashford Inc. As of December 31, 2025, the Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 51.9% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,573,359 shares of Ashford Inc. common stock, which if converted as of December 31, 2025, would have increased the Bennetts’ ownership interest in Ashford Inc. to 87.8%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of December 31, 2025, those rights represented approximately 551,000 common shares.
Liquidity
As of December 31, 2025, the Company held cash and cash equivalents of $66.8 million and restricted cash of $149.6 million (including amounts held for sale). The vast majority of the restricted cash comprises lender and manager held reserves.
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

DISTRIBUTION POLICY
No dividends can be paid on our common stock unless and until all accumulated and unpaid dividends on our outstanding preferred stock have been declared and paid or set aside for payment. Additionally, under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend (except a dividend in shares of stock) may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. Maryland law permits these determinations to be made by our board of directors based on either a book value basis or a reasonable fair value basis. As of December 31, 2025, the Company had a deficit in stockholders’ equity of approximately $626.4 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015. There is no expectation that a dividend on our common stock can or would be considered or declared at any time in the foreseeable future.
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
On December 15, 2025, our board of directors reviewed and approved our 2026 dividend policy. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2026. Further, to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends have been suspended, including dividends previously declared for recordholders of the Company’s Series D, F, G, H, I, J, K, L and M preferred stock as of December 31, 2025, and payable on January 15, 2026. We intend to pay the previously declared but unpaid dividends as soon as reasonably practicable. Any accrued but unpaid dividends will accrue in accordance with the terms outlined in the applicable governing documents for each series of preferred stock. We will continue to evaluate potential future dividends on a quarterly basis. Declaration of dividends in 2026 on our preferred stock may require a determination by our board of directors, at the time of any determination, that the Company would continue to have positive equity on a fair value basis, among other considerations. Our board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
Our corporate charter allows us to issue preferred stock with a preference on distributions, such as our 8.45% Series D Cumulative Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), 7.375% Series F Cumulative Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), 7.375% Series G Cumulative Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), 7.50% Series H Cumulative Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”), 7.50% Series I Cumulative Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”), 8.0% Series J Redeemable Preferred Stock, par value $0.01 per share (the “Series J Preferred Stock”), Series K Redeemable Preferred Stock, par value $0.01 per share (the “Series K Preferred Stock”), Series L Redeemable Preferred Stock, par value $0.01 per share (the “Series L Preferred Stock”), and Series M Redeemable Preferred Stock, par value $0.01 per share (the “Series M Preferred Stock”) (together the “Preferred Stock”). The partnership agreement of our operating partnership also allows the operating partnership to issue units with a preference on distributions. The issuance of these series of Preferred Stock and units together with any similar issuance in the future, given the dividend preference on such stock or units, could limit our ability to make a dividend distribution to our common stockholders.
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
EMPLOYEES
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. currently have approximately 82 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
As of December 31, 2025, our portfolio consisted of 68 consolidated operating hotel properties, 63 of which operated under franchise licenses or brand management agreements, which provided for the right to operate each hotel under the applicable brand. See Item 2 Properties, below for a complete listing of all hotels by brand.
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
SHAREHOLDER RIGHTS PLAN
On December 15, 2025, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, each Right initially representing the right to purchase from the Company one one thousandth of a share of Series N Junior Participating Preferred Stock, par value $0.01 per share, of the Company (the “Series N Preferred Stock”) at a price of $20.00 per one one-thousandth of a share of Series N Preferred Stock (the “Purchase Price”), subject to adjustment as provided in the Rights Agreement (defined below). The dividend was paid to holders of Common Stock of record as of 5:00 p.m. New York City time on December 26, 2025 (the “Record Date”). The description and terms of the Rights are set forth in a Rights Agreement, dated as of December 15, 2025, as the same may be amended from time to time (the “Rights Agreement”), between the Company and ComputerShare Trust Company, N.A., as rights agent. Rights were issued in respect of all outstanding shares of common stock on the Record Date, and will be issued for all shares of common stock issued after the Record Date and, subject to the terms described in the Rights Agreement, prior to the earliest of the Distribution Date (as defined below), the redemption of the Rights or the expiration of the Rights as provided by the Rights Agreement.
The Rights Agreement is designed to prevent the Company from facing a substantial limitation on its ability to use its Tax Benefits (as such term is defined in the Rights Agreement) to offset potential future income taxes for federal income tax purposes and realize other efficiencies.
Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and become exercisable at 5:00 p.m. New York City time on the next business day following the earlier of (i) the first date of public announcement by the Company that any person or group of affiliated or associated persons has become an Acquiring Person (as defined below) pursuant to the Rights Agreement, which announcement makes express reference to such status as an Acquiring Person pursuant to the Rights Agreement, or on such later date as the Board may fix by resolution adopted prior to date, or (ii) 10 business days after the date (prior to such time as any person or group of affiliated persons becomes an Acquiring Person), if any, as may be determined by action of the Board, in its sole discretion, following the commencement of, or public announcement of an intention to commence, a tender or exchange offer the consummation of which would result in any person or group of affiliated or associated persons becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). A person or group of affiliated or associated persons becomes an “Acquiring Person” upon acquiring beneficial ownership of 4.99% or more of any class of Company Securities then outstanding, except in certain situations (including a person or group of affiliated or associated persons that as of December 15, 2025 had beneficial ownership of any class of Company Securities then outstanding in excess of such threshold unless and until such person or group becomes the beneficial owner of a percentage of any class of Company Securities outstanding that exceeds by 0.5% or more the percentage of any class of Company Securities outstanding that such person or group owned as of the first public announcement of the adoption of the Rights Agreement, and any person or group exempted by the Board). For purposes of the Rights Agreement, “Company Securities” means the common stock and any other interest that the Board determines would be treated as “stock” of the Company for purposes of Section 382 of the Code (including Treasury Regulation Sections 1.382-2(a)(3) and 1.382-2T(f)(18)).

Until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the common stock. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights will be mailed to holders of record of the common stock as of the close of business on the Distribution Date and such separate right certificates alone will evidence the Rights. The Rights are not exercisable until the Distribution Date. Pursuant to the terms of the Rights Agreement, the Rights will expire on the earliest of (i) 5:00 p.m. New York City time on December 14, 2026, (ii) the effective date of the repeal of Section 382 of the Code or any successor statute if the Board determines in its sole discretion that the Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits, or (iii) the first day of a taxable year of the Company to which the Board determines in its sole discretion that no Tax Benefits may be carried forward, unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below, or upon the occurrence of certain transactions.
Because of the nature of the Series N Preferred Stock’s dividend, liquidation and voting rights, the value of the one one-thousandth interest in a share of Series N Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock. If issued, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void) will become exercisable for common stock having a value equal to two times the exercise price of the Right. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights.
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
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine, the Israel-Palestine-Iran conflict, ongoing instability in Venezuela and changes to tariffs or trade policies;
•availability, terms, and deployment of capital;
•unanticipated increases in financing and other costs, including changes in interest rates or inflation;
•actual and potential conflicts of interest with Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier), Braemar, our executive officers and our non-independent directors;
•changes in personnel of Ashford LLC or the lack of availability of qualified personnel;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•our ability to continue as a going concern as described in our financial statement footnotes and generate sufficient liquidity to satisfy our obligations as they become due;
•legislative and regulatory changes, including changes to the Code, and related rules, regulations and interpretations governing the taxation of real estate investment trusts;
•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes;
•the Rights Agreement adopted in December 2025 to protect our Tax Benefits may delay or prevent unsolicited acquisitions of us, or may adversely affect the market for our common stock;
•future sales and issuances of our common stock or other securities might result in dilution and could cause the price of our common stock to decline; and
•we are not currently eligible to use our effective short form registration statement on Form S-3 or to file a new Form S-3, which may impair our capital raising activities.
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
Economic conditions in the United States and geopolitical developments could have a material adverse impact on our earnings and financial condition.
Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and by geopolitical conflicts, such as the conflict between Russia and Ukraine, the Israel-Palestine-Iran conflict, and other regional or international tensions, including the ongoing uncertainty in Venezuela. Because economic conditions in the United States may affect demand within the hospitality industry, current and future economic conditions in the United States, including slower economic growth, stock market volatility, heightened inflationary pressures, recessionary concerns, or reduced consumer spending could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary pressures, inflation, increases in unemployment levels, energy prices, tariffs and trade barriers, changes in currency exchange rates, uncertainty regarding government fiscal, monetary, and tax policy, geopolitical events, regulatory developments, changes in U.S. foreign policy and the availability and cost of credit and interest rates.
The U.S. government has imposed significant tariffs on imported goods, and additional tariffs or trade restrictions may be implemented in the future. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. These measures could strain international trade relations and increase the risk that foreign governments impose retaliatory tariffs or other restrictions on goods imported from the United States. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. Such actions may lead to higher costs for goods and services, supply chain disruptions, increased operational complexity and broader economic uncertainty, all of which could adversely affect our business and financial condition.
Further, periodic impasses in the U.S. federal budget and appropriations process raise the risk of a partial or full U.S. government shutdown. A government shutdown could negatively impact economic conditions, consumer and business confidence, financial markets, and regulatory and administrative functions, which in turn could adversely affect us, delay government approvals or processes, and otherwise have a material adverse effect on our business, results of operations, and financial condition.
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
We did not pay cash dividends on our common stock in fiscal year 2025. We do not expect to pay cash dividends on our common stock for the foreseeable future.
We did not pay cash dividends on our common stock in fiscal year 2025. We do not expect to pay cash dividends on our common stock for the foreseeable future. We do not anticipate paying any cash dividends on our outstanding common stock for any quarter during 2026. The board of directors will continue to review our dividend policy and make future announcements with respect thereto.
Under Maryland law and except for an ability to pay a dividend out of current earnings in certain limited circumstances, no dividend (except a dividend in shares of stock) may be declared or paid by a Maryland corporation unless, after giving effect to the dividend, assets will continue to exceed liabilities and the corporation will be able to continue to pay its debts as they become due in the usual course. Maryland law permits these determinations to be made by our board of directors based on either a book value basis or a reasonable fair value basis. As of December 31, 2025, the Company had a deficit in stockholders’ equity of approximately $626.4 million and had not generated current earnings from which a dividend is potentially payable since the year ended December 31, 2015. There is no expectation that a dividend on common stock can or would be considered or declared at any time in the foreseeable future.
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
Similarly, pursuant to our hotel management agreement with Remington Hospitality, a subsidiary of Ashford Inc., we pay Remington Hospitality monthly base hotel management fees on a per hotel basis equal to the greater of approximately $18,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hospitality equal to approximately $18,000 per hotel (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.

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
As of December 31, 2025, we have entered into management agreements with Remington Hospitality, a subsidiary of Ashford Inc., to manage 50 of our 68 hotel properties. We have hired unaffiliated third-party hotel managers to manage our remaining properties. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis, and we cannot assure you that the hotel managers will manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements. We also cannot assure you that our hotel managers will not be negligent in their performance, will not engage in criminal or fraudulent activity, or will not otherwise default on their respective management obligations to us. If any of the foregoing occurs, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. We generally will attempt to resolve any such disputes through discussions and negotiations; however, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may adversely affect us.
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
We are increasingly dependent on information technology, and cyber-attacks, security problems, artificial intelligence-related risks, or other disruption and expanding social media vehicles present new risks.
Ashford LLC and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We are also increasingly exposed to risks associated with the use of artificial intelligence (“AI”) and machine learning technologies, both as tools we and/or our hotel managers may adopt to improve operations. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. The regulatory landscape governing AI is also rapidly developing, with new federal and state laws, regulatory guidance, and international frameworks emerging that may impose additional compliance obligations on us. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.
Ashford LLC and our hotel managers may purchase some of our information technology from vendors, on whom our systems will depend, and Ashford LLC relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. This includes systems that may incorporate AI or machine learning capabilities, which may introduce additional risks, including algorithmic errors, biased outputs, unintended data exposure, or vulnerabilities that could be exploited by third parties. We depend upon the secure transmission of this information over public networks. Ashford LLC’s and hotel managers’ networks and storage applications could be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, including through the use of AI-enabled tools that allow malicious actors to identify vulnerabilities, automate attacks, generate convincing phishing or social engineering content, or bypass traditional security controls, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware and AI-powered attack tools, and the increased sophistication and activities of perpetrators of cyber-attacks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, including due to the increased remote access associated with work-from-home arrangements as a result of the COVID-19 pandemic, Ashford LLC has dedicated additional resources on our behalf to strengthen the security of our computer systems. In the future, Ashford LLC may expend additional resources on our behalf to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. We may also incur costs related to evaluating, adopting, or monitoring AI technologies and ensuring their responsible use in compliance with applicable law. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems, that AI systems we or our vendors use will perform as intended without error or bias, or that any such incident will be discovered in a timely manner.
In addition, the use of social media or AI technologies could cause us to suffer brand damage or information leakage. Negative posts or comments about us, our hotel managers or our hotels on any social networking website could damage our or our hotels’ reputations. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels or inadvertently through the use of AI tools. The continuing evolution of social media and AI will present us with new challenges and risks.
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
The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the normal course of business. Our anticipated debt service costs, debt maturities and the potential termination fee the Company would owe to Ashford LLC upon the triggering of the change of control provision in the Advisory Agreement resulted in uncertainty as to whether the Company’s current liquidity position will be adequate to sustain ongoing operational needs for one year from the issuance of the financial statements included herein. We have $1.9 billion of non-recourse loans that mature within one year from the date the financial statements are issued. If these loans are not refinanced and our lenders elect to foreclose on these properties, the change of control provision in the Advisory Agreement could be triggered beginning November 16, 2026 resulting in a termination fee (as defined in the Advisory Agreement). As a result of these factors, our notes to our financial statements include a qualification as to a substantial doubt about our ability to continue as a going concern over the next twelve months. Our ability to continue as a going concern is dependent upon our ability to improve the profitability of our operations, refinance or extend the maturity of our loans and increase our cash position from the sale of certain hotel properties. While we are taking several steps to reduce our cash utilization and potentially raise additional capital, there can be no assurances as to the certainty or timing of management’s plans, as certain elements of management’s plans are outside our control, including our ability to sell assets or successfully refinance or restructure certain of our debt obligations. We cannot reasonably guarantee that our business will generate sufficient cash flows from operations, or that future capital will be available to us, in an amount sufficient to fund our future liquidity needs and to make the required payment on our indebtedness. In the absence of adequate cash from operations and/or other available capital resources, we could face substantial liquidity constraints. To the extent that we cannot repay or refinance our indebtedness when due, or generate adequate cash flows from operations, we may have to curtail operations which would adversely affect our financial condition.
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
As of December 31, 2025, our outstanding indebtedness consisted of approximately $2.6 billion in property-level debt, including approximately $2.4 billion of variable interest rate debt. We may also incur additional variable rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes. Adverse conditions in credit markets or reduced availability of financing could limit our ability to refinance existing debt or obtain new debt on favorable terms, which may negatively impact our liquidity and financial flexibility.
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
As of December 31, 2025, our outstanding indebtedness consisted of approximately $2.6 billion in property-level debt, including approximately $2.4 billion of variable interest rate debt. Higher interest rates in the past few years have negatively impacted nearly all commercial real estate managers, including the Company. Higher interest rates have increased our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
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
Some of our loan agreements also contain cash trap provisions that are triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is not distributed to us at any time after the cash trap provisions have been triggered until we have cured performance issues. This could affect our liquidity and our ability to make distributions to our stockholders. If we are not able to make distributions to our stockholders, we may not qualify as a REIT. As of December 31, 2025, 43 of our hotels are in cash traps.
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
Substantially all of our assets are encumbered by property-level indebtedness; therefore, we may be limited in our ability to raise additional capital through property-level or other financings. In addition, our ability to raise additional capital could be limited to refinancing existing secured mortgages before their maturity date which may result in yield maintenance or other prepayment penalties to the extent that the mortgage is not open for prepayment at par. Due to these limitations on our ability to raise additional capital, we may face difficulties obtaining liquidity and negotiating with lenders in times of distress. Adverse conditions in credit markets or tightening lending standards could further limit our ability to raise capital or refinance existing obligations on favorable terms.
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
Some of our hotels are on land subject to ground leases, at least three of which cover the entire property. Accordingly, we only own a long-term leasehold rather than a fee simple interest, with respect to all or a portion of the real property at these hotels. If we fail to make a payment on a ground lease or are otherwise found to be in breach of a ground lease, we could lose the right to use the hotel or portion of the hotel property that is subject to the ground lease. In addition, unless we can purchase the fee simple interest in the underlying land and improvements or extend the terms of these ground leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the ground leases. We may not be able to renew any ground lease upon its expiration or if renewed, the terms may not be favorable. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would need to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects. Our ability to refinance a hotel property subject to a ground lease may be negatively impacted as the ground lease expiration date approaches. Market conditions or changes in property values could also impact our ability to renew ground leases on favorable terms.
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
•environmental problems;
•disputes with franchisors or hotel managers regarding compliance with relevant franchise agreements or management agreements; and
•development-related liabilities, such as claims for design/construction defects;
•supply chain disruptions or labor shortages could further increase costs or delay completion of renovations or development projects.
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
During 2025, approximately 15% of our total hotel revenue was generated from nine hotels located in the Washington D.C. area, one of several key U.S. markets considered vulnerable to terrorist attack. Our financial and operating performance may be adversely affected by potential terrorist attacks. Terrorist attacks in the future may cause our results to differ materially from anticipated results. Hotels we own in other market locations may be subject to this risk as well.
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
The initial term of our advisory agreement with our advisor is 10 years from the effective date of the advisory agreement, subject to an extension by our advisor for up to 7 successive additional 10-year renewal terms thereafter. The board of directors will review our advisor’s performance and fees annually and, following the 10-year initial term, may elect to renegotiate the amount of fees payable under the advisory agreement in certain circumstances. Additionally, if we undergo a change of control transaction, we will have the right to terminate the advisory agreement with the payment of the termination fee described below. If we terminate the advisory agreement without cause or upon a change of control, we will be required to pay our advisor a termination fee equal to:
•(A) 1.1 multiplied by the greater of (i) 12 times the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; (ii) the earnings multiple (calculated as our advisor’s total enterprise value on the trading day immediately preceding the day the termination notice is given to our advisor divided by our advisor’s most recently reported adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”)) for our advisor’s common stock for the 12 month period preceding the termination date of the advisory agreement multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; or (iii) the simple average of the earnings multiples for each of the three fiscal years preceding the termination of the advisory agreement (calculated as our advisor’s total enterprise value on the last trading day of each of the three preceding fiscal years divided by, in each case, our advisor’s Adjusted EBITDA for the same periods), multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; plus
•(B) an additional amount such that the total net amount received by our advisor after the reduction by state and U.S. federal income taxes at an assumed combined rate of 40% on the sum of the amounts described in (A) and (B) shall equal the amount described in (A); provided, that, the minimum amount of any termination fee calculated as of any date of determination shall be the greater of (i) the fee that would have been payable had such termination fee been calculated as of December 31, 2025 and (ii) the fee calculated as of such date of determination.
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
Our advisor and its key employees, most of whom are Braemar’s and Ashford Inc.’s and our executive officers, face competing demands relating to their time and this may adversely affect our operations.
We rely on our advisor and its employees for the day-to-day operation of our business. Certain key employees of our advisor are executive officers of Braemar and Ashford Inc. Because our advisor’s key employees have duties to Braemar and Ashford Inc., as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company Braemar and Ashford Inc. Our advisor may also manage other entities in the future. During turbulent market conditions or other times when we need focused support and assistance from our advisor, other entities for which our advisor also acts as an external advisor will likewise require greater focus and attention as well, placing competing high levels of demand on the limited time and resources of our advisor’s key employees. Additionally, activist investors have, and in the future, may commence campaigns seeking to influence other entities advised by our advisor to take particular actions favored by the activist or gain representation on the board of directors of such entities, which could result in additional disruption and diversion of management’s attention. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.
Conflicts of interest could result in our management acting other than in our stockholders’ best interest.
Conflicts of interest in general and specifically relating to Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier) may lead to management decisions that are not in the stockholders’ best interest. The chairman of our board of directors, Mr. Monty J. Bennett, is the chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr., who is our chairman emeritus, is a significant stockholder of Ashford Inc. As of December 31, 2025, Remington Hospitality managed 50 of our 68 hotel properties and provides other services.
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with his father Mr. Archie Bennett, Jr., as of December 31, 2025, holds a controlling interest in Ashford Inc. As of December 31, 2025, the Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 51.9% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,573,359 shares of Ashford Inc. common stock, which if converted as of December 31, 2025, would have increased the Bennetts’ ownership interest in Ashford Inc. to 87.8%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of December 31, 2025 those rights represented approximately 551,000 common shares.
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
On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the consolidated financial statements for the year ended December 31, 2025 and the Company will continue to monitor its impacts.
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
•We may continue to experience increases in our state and local income tax burden. Over the past several years, certain state and local taxing authorities have significantly changed their income tax regimes in order to raise revenues. The changes enacted that have increased our state and local income tax burden include the taxation of modified gross receipts (as opposed to net taxable income), the suspension of and/or limitation on the use of net operating loss deductions, increases in tax rates and fees, the addition of surcharges, and the taxation of our partnership income at the entity level. Facing mounting budget deficits, more state and local taxing authorities have indicated that they are going to revise their income tax regimes in this fashion and/or eliminate certain federally allowed tax deductions such as the REIT dividends paid deduction. Further, while we have entered into a Rights Agreement designed to prevent the Company from facing a substantial limitation on its ability to use its Tax Benefits (as such term is defined in the Rights Agreement) to offset potential future income taxes for federal income tax purposes and realized other efficiencies, we cannot assure you that such Rights Agreement will be effective in protecting our valuable Tax Benefits.
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
We monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. For example, in determining the amounts payable by our TRSs under our leases, we engaged a third party to prepare transfer pricing studies to ascertain whether the lease terms we established are on an arm’s-length basis as required by applicable Treasury Regulations. However, the receipt of a transfer pricing study does not prevent the IRS from challenging the arm’s length nature of the lease terms between a REIT and its TRS lessees. Consequently, there can be no assurance that we will be able to avoid application of the 100% excise tax discussed above.
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
As discussed above, on December 15, 2025, we created a new series of Series N Preferred Stock. Pursuant to the Rights Agreement, we declared a dividend of one Right for each outstanding share of common stock, with each Right initially representing the right to purchase from the Company one one-thousandth of a share of Series N Preferred Stock at a price of $20.00 per one one-thousandth of a share of Series N Preferred Stock, subject to adjustment. If the Rights become exercisable, our common stock may be diluted, though only the interests of the Acquiring Person would be diluted.
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
Our charter authorizes the issuance of up to 395,000,000 shares of common stock and 55,000,000 shares of preferred stock. As of March 18, 2026, we had 6,476,491 shares of our common stock issued and outstanding, 1,111,127 shares of our Series D Cumulative Preferred Stock, 1,037,044 shares of our Series F Cumulative Preferred Stock, 1,470,948 shares of our Series G Cumulative Preferred Stock, 1,037,956 shares of our Series H Cumulative Preferred Stock, and 1,034,303 shares of our Series I Cumulative Preferred Stock, 7,684,201 shares of our Series J Redeemable Preferred Stock, 731,102 shares of our Series K Redeemable Preferred Stock, 238,191 shares of our Series L Redeemable Preferred Stock and 550,888 shares of our Series M Redeemable Preferred Stock. Additionally, on December 15, 2025, we declared a dividend of one Right for each outstanding share of common stock, each Right initially representing the right to purchase one one-thousandth of a share of Series N Preferred Stock, and we designated 300,000 shares of Series N Preferred Stock for issuance pursuant to the Rights Agreement. Accordingly, we may issue up to an additional 388,523,509 shares of common stock and 40,104,240 shares of preferred stock.
Future issuances of common stock or preferred stock could decrease the relative voting power of our common stock or preferred stock and may cause substantial dilution in the ownership percentage of our then-existing holders of common or preferred stock. Further, if the Rights become exercisable, our common stock may be diluted, though only the interests of the Acquiring Person would be diluted. Future issuances may have the effect of reducing investors’ relative voting power and/or diluting the net tangible book value of the shares held by our stockholders, and might have an adverse effect on any trading market for our securities. Our board of directors may designate the rights, terms and preferences of our authorized but unissued common shares or preferred shares at its discretion, including conversion and voting preferences without stockholder approval.
We are not currently eligible to use our effective short form registration statement on Form S-3 or to file a new Form S-3, which may impair our capital raising activities.
As a result of our failure to pay dividends to the holders of our Preferred Stock on January 15, 2026, we are not eligible to use our existing short form registration statement on Form S-3 or to file a new Form S-3, which may impair our capital raising activities. Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a long-form registration statement on Form S-11. We have relied on shelf registration statements on Form S-3 for our financings in recent years, and accordingly any such limitations may harm our ability to raise the capital we need. Under these circumstances, if we remain ineligible to use Form S-3, we will be required to use a registration statement on Form S-11 to register securities with the SEC, which would hinder our ability to act as quickly in raising capital to take advantage of market conditions in our capital raising activities and would increase our cost of raising capital.
The Rights Agreement adopted in December 2025 to protect our Tax Benefits may delay or prevent unsolicited acquisitions of us, or may adversely affect the market for our common stock.
We have entered into a Rights Agreement designed to prevent the Company from facing a substantial limitation on its ability to use its Tax Benefits (as such term is defined in the Rights Agreement) to offset potential future income taxes for federal income tax purposes and realize other efficiencies. On December 15, 2025, the Board declared a dividend of one Right for each outstanding share of common stock, each Right initially representing the right to purchase from the Company one one-thousandth of a share of Series N Preferred Stock at a price of $20.00 per one one-thousandth of a share of Series N Preferred Stock, subject to adjustment. Prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including without limitation, any dividend, voting or liquidation rights. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and become exercisable at 5:00 p.m. New York City time on the next business day following the Distribution Date. Although our Rights Agreement is intended to prevent the Company from facing a substantial limitation on its ability to use its Tax Benefits, we cannot provide any assurance that we will not experience such a limitation or that we will otherwise be able to use, in full or in part, our Tax Benefits. Additionally, the Rights Agreement may make our common stock less attractive to investors, discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for shares of our common stock and otherwise hinder the market for our common stock.
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
Governance. Management, provided by Ashford Inc., is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Executive Vice President of Asset Management for Ashford Inc. and the Executive Vice President of Technology for Remington Hospitality. A Cyber Incident Response Team comprised of Ashford Inc. and Remington Hospitality employees meets monthly to review incidents that have occurred and/or impacted the Company’s electronic assets. The Executive Vice President of Technology of Remington Hospitality reviews weekly reports that contain an overview of the activity in the department, any United States Computer Emergency Readiness Team alerts processed and all findings from the preventative maintenance tools. The Executive Vice President of Technology provides such report to the Executive Vice President of Asset Management on a quarterly basis. The Audit Committee of the board of directors is then briefed each quarter on the occurrence of any cybersecurity incidents.

Item 2.Properties
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
HOTEL PROPERTIES. As of December 31, 2025, our portfolio consisted of 67 operating hotel properties and one consolidated operating hotel property through a 29.3% owned investment in a consolidated entity. Currently, all of our hotel properties are located in the United States. The following table presents certain information related to our hotel properties:

						Year Ended December 31, 2025
Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Occupancy	ADR	RevPAR
Fee Simple Properties
Embassy Suites	Austin, TX	Full-service	150	100%	150	72.00%	$142.01	$102.29
Embassy Suites	Dallas, TX	Full-service	150	100%	150	72.00%	$141.86	$102.15
Embassy Suites	Herndon, VA	Full-service	150	100%	150	72.60%	$169.49	$123.03
Embassy Suites	Las Vegas, NV	Full-service	220	100%	220	82.20%	$167.75	$137.92
Embassy Suites	Houston, TX	Full-service	150	100%	150	65.10%	$138.82	$90.37
Embassy Suites	West Palm Beach, FL	Full-service	160	100%	160	76.90%	$192.23	$147.77
Embassy Suites	Philadelphia, PA	Full-service	263	100%	263	78.40%	$155.49	$121.96
Embassy Suites	Arlington, VA	Full-service	269	100%	269	72.90%	$227.00	$165.49
Embassy Suites	Portland, OR	Full-service	276	100%	276	57.60%	$151.96	$87.51
Embassy Suites	Santa Clara, CA	Full-service	258	100%	258	66.20%	$251.51	$166.58
Embassy Suites	Orlando, FL	Full-service	174	100%	174	85.50%	$163.31	$139.63
Hilton Garden Inn	Jacksonville, FL	Select-service	119	100%	119	60.30%	$131.65	$79.40
Hilton Garden Inn	Austin, TX	Select-service	254	100%	254	52.80%	$175.88	$92.82
Hilton Garden Inn	Baltimore, MD	Select-service	158	100%	158	79.20%	$123.36	$97.71
Hilton Garden Inn	Virginia Beach, VA	Select-service	176	100%	176	62.40%	$160.30	$100.07
Hilton	St. Petersburg, FL	Full-service	333	100%	333	73.60%	$180.86	$133.13
Hilton	Santa Fe, NM	Full-service	158	100%	158	82.40%	$214.23	$176.55
Hilton	Bloomington, MN	Full-service	300	100%	300	63.50%	$121.91	$77.36
Hilton	Costa Mesa, CA	Full-service	486	100%	486	79.40%	$156.70	$124.46
Hilton	Parsippany, NJ	Full-service	353	100%	353	46.10%	$166.21	$76.60
Hilton	Tampa, FL	Full-service	238	100%	238	87.90%	$169.67	$149.16
Hilton	Alexandria, VA	Full-service	252	100%	252	64.60%	$207.82	$134.35
Hilton	Santa Cruz, CA	Full-service	178	100%	178	74.40%	$169.50	$126.18
Hilton	Ft. Worth, TX	Full-service	294	100%	294	66.20%	$177.36	$117.41
Hampton Inn	Buford, GA	Select-service	92	100%	92	75.69%	$135.48	$102.55
Hampton Inn	Evansville, IN	Select-service	140	100%	140	63.60%	$121.37	$77.22
Hampton Inn	Parsippany, NJ	Select-service	152	100%	152	68.40%	$134.16	$91.79
Marriott	Beverly Hills, CA	Full-service	260	100%	260	88.60%	$259.97	$230.29
Marriott	Arlington, VA	Full-service	703	100%	703	75.70%	$226.06	$171.17
Marriott	Dallas, TX	Full-service	265	100%	265	62.70%	$164.32	$102.97
Marriott	Fremont, CA	Full-service	357	100%	357	70.00%	$167.69	$117.34
Marriott	Memphis, TN	Full-service	232	100%	232	72.10%	$155.96	$112.43
Marriott	Irving, TX	Full-service	499	100%	499	73.20%	$178.45	$130.57
Marriott	Omaha, NE	Full-service	300	100%	300	57.80%	$136.51	$78.88
Marriott	Sugarland, TX	Full-service	303	100%	303	79.90%	$169.47	$135.37
SpringHill Suites by Marriott	Buford, GA	Select-service	97	100%	97	79.20%	$132.73	$105.12
Courtyard by Marriott	Bloomington, IN	Select-service	117	100%	117	54.10%	$166.87	$90.23
Courtyard by Marriott	Denver, CO	Select-service	202	100%	202	84.40%	$151.21	$127.55
Courtyard by Marriott	Gaithersburg, MD	Select-service	210	100%	210	63.70%	$169.44	$107.97
Courtyard by Marriott	Crystal City, VA	Select-service	272	100%	272	76.20%	$171.03	$130.29
Courtyard by Marriott	Overland Park, KS	Select-service	168	100%	168	65.20%	$128.88	$84.01
Courtyard by Marriott	Foothill Ranch, CA	Select-service	156	100%	156	75.60%	$145.88	$110.36
Courtyard by Marriott	Alpharetta, GA	Select-service	154	100%	154	59.50%	$117.88	$70.18
Marriott Residence Inn	Orlando, FL	Select-service	350	100%	350	70.10%	$145.62	$102.06
Marriott Residence Inn	Falls Church, VA	Select-service	159	100%	159	74.00%	$159.86	$118.30
Marriott Residence Inn	Jacksonville, FL	Select-service	120	100%	120	74.61%	$135.44	$101.06
Marriott Residence Inn	Manchester, CT	Select-service	96	100%	96	82.60%	$164.95	$136.25

						Year Ended December 31, 2025
Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Occupancy	ADR	RevPAR
Sheraton Hotel	Minneapolis, MN	Full-service	220	100%	220	48.70%	$137.63	$67.09
Sheraton Hotel	Indianapolis, IN	Full-service	378	100%	378	56.80%	$176.64	$100.30
Sheraton Hotel	Anchorage, AK	Full-service	370	100%	370	73.10%	$231.84	$169.40
Sheraton Hotel	San Diego, CA	Full-service	260	100%	260	88.30%	$156.37	$138.00
Hyatt Regency	Coral Gables, FL	Full-service	254	100%	254	78.50%	$244.37	$191.76
Hyatt Regency	Hauppauge, NY	Full-service	358	100%	358	64.30%	$170.39	$109.56
Hyatt Regency	Savannah, GA	Full-service	351	100%	351	88.10%	$210.68	$185.56
Renaissance	Nashville, TN	Full-service	674	100%	674	78.30%	$286.35	$224.10
Annapolis Historic Inn	Annapolis, MD	Full-service	124	100%	124	59.40%	$191.70	$113.78
Lakeway Resort & Spa	Austin, TX	Full-service	168	100%	168	49.10%	$211.43	$103.89
Silversmith	Chicago, IL	Full-service	144	100%	144	67.20%	$185.09	$124.36
The Churchill	Washington, DC	Full-service	173	100%	173	60.60%	$190.59	$115.45
The Melrose	Washington, DC	Full-service	240	100%	240	66.70%	$193.01	$128.71
Westin	Princeton, NJ	Full-service	296	100%	296	66.50%	$178.32	$118.49
Hotel Indigo	Atlanta, GA	Full-service	141	100%	141	65.10%	$141.04	$91.84
Ritz-Carlton	Atlanta, GA	Full-service	444	100%	444	64.00%	$308.42	$197.44
La Posada de Santa Fe	Santa Fe, NM	Full-service	157	100%	157	75.40%	$278.44	$209.94
Leasehold Properties
Autograph La Concha (1)	Key West, FL	Full-service	160	100%	160	74.90%	$376.00	$281.75
Renaissance (2)	Palm Springs, CA	Full-service	410	100%	410	68.60%	$204.17	$140.05
Hilton (3)	Marietta, GA	Full-service	200	100%	200	64.90%	$176.81	$114.73
Le Méridien (4)	Fort Worth, TX	Full-service	188	29%	55	67.20%	$192.97	$129.67
Total			16,633		16,500	70.39%	$187.93	$132.28
________
(1) The ground lease expires in 2084.
(2) The ground lease expires in 2059.
(3) The lease expires in 2054 and includes the lease of the land, hotel and conference center (including the building, improvements, furniture, fixtures and equipment).
(4) The lease expires in 2120 and includes the lease of the land and building.

Item 3.Legal Proceedings
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021, to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Ashford Trust’s portion of the settlement is 88.2%. The case is now in the settlement administration phase. As of December 31, 2025, the settlement liability amount was accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024 to globally resolve the three outstanding matters. The court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million and Ashford Trust’s portion of the settlement is $1.8 million. As of December 31, 2025, the settlement liability amount was accrued.
On April 18, 2024, the California Department of Industrial Relations (“DIR”) served the Company’s manager with an investigative subpoena relative to concerns with the Palm Springs Renaissance Hotel’s COVID recall efforts. On August 27, 2025, the DIR issued a citation that the Company’s manager failed to properly recall certain employees. On September 17, 2025, the Company’s manager filed an appeal which is currently pending. The matter is in the early stages and the ultimate outcome of this matter is unknown at this time. We do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2025, no amounts were accrued.
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
Our common stock is listed and traded on the New York Stock Exchange under the symbol “AHT.” On March 18, 2026, there were 263 registered holders of record of our common stock.

For the year ended December 31, 2025 we did not declare or pay cash dividends on our common stock. As discussed in more detail above, on December 15, 2025, we declared a dividend of one Right for each outstanding share of common stock, each Right initially representing the right to purchase from the Company one one-thousandth of a share of Series N Preferred Stock at a price of $20.00 per one one-thousandth of a share of Series N Preferred Stock, subject to adjustment as provided in the Rights Agreement. The dividend was paid to holders of Common Stock of record as of 5:00 p.m. New York City time on December 26, 2025.
On December 15, 2025, the board of directors approved our dividend policy for 2026, which continued the suspension of the Company’s common stock dividend into 2026. Further, to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends have been suspended, including dividends previously declared for recordholders of the Company’s Series D, F, G, H, I, J, K, L and M preferred stock as of December 31, 2025, and payable on January 15, 2026. We intend to pay the previously declared but unpaid dividends as soon as reasonably practicable. Any accrued but unpaid dividends will accrue in accordance with the terms outlined in the applicable governing documents for each series of preferred stock. We will continue to evaluate potential future dividends on a quarterly basis.
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
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows for the following fiscal years:

	2025		2024		2023
	Amount		Amount		Amount
Preferred Stock – Series D:
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.9383		—
Return of capital	2.1124		1.1741		2.1125
Total	$2.1124	(1)	$2.1124	(1)	$2.1125	(1)
Preferred Stock – Series F:
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.8189		—
Return of capital	1.8436		1.0247		1.8438
Total	$1.8436	(1)	$1.8436	(1)	$1.8438	(1)
Preferred Stock – Series G:
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.8189		—
Return of capital	1.8436		1.0247		1.8438
Total	$1.8436	(1)	$1.8436	(1)	$1.8438	(1)
Preferred Stock – Series H:
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.8329		—
Return of capital	1.8750		1.0421		1.8750
Total	$1.8750	(1)	$1.8750	(1)	$1.8750	(1)
Preferred Stock – Series I:
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.8329		—
Return of capital	1.8750		1.0421		1.8750
Total	$1.8750	(1)	$1.8750	(1)	$1.8750	(1)
Preferred Stock – Series J(2):
Ordinary taxable dividend	$—		$—		$—

	2025		2024		2023
	Amount		Amount		Amount
Capital gain distribution	—		0.8884		—
Return of capital	2.0000		1.1116		1.9998
Total	$2.0000	(1) (20)	$2.0000	(1) (22)	$1.9998	(1) (21)
Preferred Stock – Series J(3):
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		—		—
Return of capital	1.8334		—		—
Total	$1.8334	(1) (20)	$—		$—
Preferred Stock – Series K(4):
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.9236		—
Return of capital	2.1042		1.1556		2.054
Total	$2.1042	(1) (20)	$2.0792	(1) (22)	$2.0540	(1) (21)
Preferred Stock – Series K(5):
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.9208		—
Return of capital	2.0979		1.1521		1.879
Total	$2.0979	(1) (20)	$2.0729	(1) (22)	$1.8790	(1) (21)
Preferred Stock – Series K(6):
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.9180		—
Return of capital	2.0917		1.1487		1.879
Total	$2.0917	(1) (20)	$2.0667	(1) (22)	$1.8790	(1) (21)
Preferred Stock – Series K(7):
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.9152		—
Return of capital	2.0854		1.1452		1.8790
Total	$2.0854	(1) (20)	$2.0604	(1) (22)	$1.8790	(1) (21)
Preferred Stock – Series K(8):
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.9125		—
Return of capital	2.0792		1.1417		1.879
Total	$2.0792	(1) (20)	$2.0542	(1) (22)	$1.8790	(1) (21)
Preferred Stock – Series K(9):
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.8347		—
Return of capital	2.0730		1.0444		—
Total	$2.0730	(1) (20)	$1.8791	(1) (22)	$—
Preferred Stock – Series K(10):
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.6071		—
Return of capital	2.0667		0.7596		—
Total	$2.0667	(1) (20)	$1.3667	(1) (22)	$—
Preferred Stock – Series K(11):
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.3794		—
Return of capital	2.0604		0.4747		—
Total	$2.0604	(1) (20)	$0.8541	(1) (22)	$—
Preferred Stock – Series K(12):
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		0.1518		—
Return of capital	2.0541		0.1899		—
Total	$2.0541	(1) (20)	$0.3417	(1) (22)	$—
Preferred Stock – Series K(13):
Ordinary taxable dividend	$—		$—		$—
Capital gain distribution	—		—		—

	2025		2024	2023
	Amount		Amount	Amount
Return of capital	1.8791		—	—
Total	$1.8791	(1) (20)	$—	$—
Preferred Stock – Series L(14):
Ordinary taxable dividend	$—		$—	$—
Capital gain distribution	—		—	—
Return of capital	1.2500		—	—
Total	$1.2500	(1) (20)	$—	$—
Preferred Stock – Series L(15):
Ordinary taxable dividend	$—		$—	$—
Capital gain distribution	—		—	—
Return of capital	0.7813		—	—
Total	$0.7813	(1) (20)	$—	$—
Preferred Stock – Series L(16):
Ordinary taxable dividend	$—		$—	$—
Capital gain distribution	—		—	—
Return of capital	0.3125		—	—
Total	$0.3125	(1) (20)	$—	$—
Preferred Stock – Series M(17):
Ordinary taxable dividend	$—		$—	$—
Capital gain distribution	—		—	—
Return of capital	1.2834		—	—
Total	$1.2834	(1) (20)	$—	$—
Preferred Stock – Series M(18):
Ordinary taxable dividend	$—		$—	$—
Capital gain distribution	—		—	—
Return of capital	0.8021		—	—
Total	$0.8021	(1) (20)	$—	$—
Preferred Stock – Series M(19):
Ordinary taxable dividend	$—		$—	$—
Capital gain distribution	—		—	—
Return of capital	0.3208		—	—
Total	$0.3208	(1) (20)	$—	$—
____________________
(1)The fourth quarter 2023 preferred distributions paid January 16, 2024 to stockholders of record as of December 29, 2023 are treated as 2024 distributions for tax purposes. The fourth quarter 2024 preferred distributions paid January 15, 2025 to stockholders of record as of December 31, 2024 are treated as 2025 distributions for tax purposes. The fourth quarter 2025 preferred distributions payable on January 15, 2026 to stockholders of record as of December 31, 2025 were suspended. See discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)Preferred Stock - Series J: (CUSIP #04410A863, 04410A798, 04410A723, 04410A657, 04410A574, 04410A517, 04410A434, 04410A368, 04410A285)
(3)Preferred Stock - Series J: (CUSIP #04410A228)
(4)Preferred Stock - Series K: (CUSIP #04410D867)
(5)Preferred Stock - Series K: (CUSIP #04410D792)
(6)Preferred Stock - Series K: (CUSIP #04410D727)
(7)Preferred Stock - Series K: (CUSIP #04410D651)
(8)Preferred Stock - Series K: (CUSIP #04410D578)
(9)Preferred Stock - Series K: (CUSIP #04410D511)
(10)Preferred Stock - Series K: (CUSIP #04410D438)
(11)Preferred Stock - Series K: (CUSIP #04410D362)
(12)Preferred Stock - Series K: (CUSIP #04410D289)
(13)Preferred Stock - Series K: (CUSIP #04410D222)
(14)Preferred Stock - Series L: (CUSIP #04410E204)
(15)Preferred Stock - Series L: (CUSIP #04410E303)
(16)Preferred Stock - Series L: (CUSIP #04410E402)
(17)Preferred Stock - Series M: (CUSIP #04410E832)
(18)Preferred Stock - Series M: (CUSIP #04410E824)
(19)Preferred Stock - Series M: (CUSIP #04410E816)

(20)Distributions per share reflects the annual rate per share for distributions reportable in 2025.
(21)Distributions per share reflects the annual rate per share for distributions reportable in 2024.
(22)Distributions per share reflects the annual rate per share for distributions reportable in 2023.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2025:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	N/A	190,000	(2)
Equity compensation plans not approved by security holders	None	N/A	None
Total	—	N/A	190,000
____________________
(1)Consists of rights to acquire our common stock subject to the satisfaction of service and or performance vesting conditions.
(2)As of December 31, 2025, there were approximately 190,000 shares of our common stock, or securities convertible into approximately 190,000 shares of our common stock that remained available for issuance under our 2021 Stock Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2020 through December 31, 2025, assuming an initial investment of $100 in stock on December 31, 2020 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Trust, Inc., Attention: Stockholder Relations, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
The stock price performance shown below on the graph is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Trust, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
Ashford Hospitality Trust, Inc.
S&P 500
FTSE NAREIT Lodging & Resorts

Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
October 1 – October 31	—	$—	—	$200,000,000
November 1 – November 30	—	—	—	200,000,000
December 1 – December 31	—	—	—	200,000,000
Total	—	$—	—
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
Item 6.Reserved
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
EXECUTIVE OVERVIEW
General
As of December 31, 2025, our portfolio consisted of 67 consolidated operating hotel properties, which represent 16,445 total rooms, and one additional consolidated operating hotel property owned through a 29.3% investment in a consolidated entity, which represents 188 total rooms. Currently, all of our hotel properties are located in the United States.
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
On November 11, 2025, the Company entered into a definitive agreement to sell the 150-room Embassy Suites Houston located in Houston, Texas, and the 150-room Embassy Suites Austin located in Austin, Texas, for a combined purchase price of $27.0 million. The agreement included a nonrefundable deposit of $1.0 million which was paid on November 11, 2025.
On December 9, 2025, the Company’s external advisor, Ashford Hospitality Advisors LLC, entered into an employment agreement with Stephen Zsigray, and the Company, along with Ashford Inc., entered into a related retention letter agreement. Under the retention arrangement, the Company agreed to provide Mr. Zsigray with monthly retention payments from April 2026 through March 2029, subject to the conditions specified in the agreement. In connection with these arrangements, the Company also executed a Limited Waiver under the Advisory Agreement to permit the Company to enter into and fund these obligations, including the reimbursement of certain severance‑ or non‑compete‑related payments, under specified circumstances.
On December 9, 2025, the Company terminated the primary offering of the Company’s Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The Company continued to offer shares of its Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock pursuant to its dividend reinvestment plan beyond the termination of the primary offering.
On December 9, 2025, the Board suspended all redemptions of the Company’s Series J, Series K, Series L, and Series M Redeemable Preferred Stock.
On December 9, 2025, the Company issued a press release announcing that the Board had formed a special committee composed of independent and disinterested directors. The Special Committee is authorized to evaluate strategic alternatives aimed at creating and enhancing stockholder value.
On December 15, 2025, the Company declared a dividend of one Right for each outstanding share of common stock, each Right initially representing the right to purchase from the Company one one-thousandth of a share of Series N Preferred Stock at a price of $20.00 per one one-thousandth of a share of Series N Preferred Stock, subject to adjustment as provided in the Rights Agreement. Rights were issued in respect of all outstanding shares of common stock on December 26, 2025, the Record Date, and will be issued for all shares of common stock issued after the Record Date and, subject to the terms described in the Rights Agreement, prior to the earliest of the Distribution Date, the redemption of the Rights or the expiration of the Rights as provided by the Rights Agreement. The Rights Agreement is designed to prevent the Company from facing a substantial limitation on its ability to use its Tax Benefits (as such term is defined in the Rights Agreement) to offset potential future income taxes for federal income tax purposes and realize other efficiencies. Prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including without limitation, any dividend, voting or liquidation rights. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and become exercisable at 5:00 p.m. New York City time on the next business day following the Distribution Date. Pursuant to the terms of the Rights

Agreement, the Rights will expire on the earliest of (i) 5:00 p.m. New York City time on December 14, 2026, (ii) the effective date of the repeal of Section 382 of the Code or any successor statute if the Board determines in its sole discretion that the Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits, or (iii) the first day of a taxable year of the Company to which the Board determines in its sole discretion that no Tax Benefits may be carried forward, unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below, or upon the occurrence of certain transactions.
On December 18, 2025, the Company completed the sale of the 226-room Le Pavillon hotel located in New Orleans, Louisiana for $42.5 million, subject to customary pro rations and adjustments.
On December 23, 2025, Ashford Inc. and Ashford Hospitality Advisors LLC delivered written notice to the Company of the Advisor’s election to extend the term of the Advisory Agreement for an additional ten-year term, commencing on January 14, 2031 and expiring on January 14, 2041. All terms, conditions, rights and obligations under the Advisory Agreement will remain in full force and effect during the extended term, subject to Section 6.5 of the Advisory Agreement that provides the parties to the Advisory Agreement the right to renegotiate the amount of the Base Fee or Incentive Fee (as such terms are defined in the Advisory Agreement) payable by the Company.
On January 13, 2026, the Company extended its Highland mortgage loan secured by 18 hotels. As a condition to the extension, the loan was paid down by $10 million to a current balance of $723.6 million, or approximately 65% of appraised value, and has a final maturity date of July 9, 2026.
On January 13, 2026, the Company announced that, to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends have been suspended, including dividends previously declared for recordholders of the Company’s Series D, F, G, H, I, J, K, L and M preferred stock as of December 31, 2025, and payable on January 15, 2026. We intend to pay the previously declared but unpaid dividends as soon as reasonably practicable. Any accrued but unpaid dividends will accrue in accordance with the terms outlined in the applicable governing documents for each series of preferred stock. We will continue to evaluate potential future dividends on a quarterly basis.
On February 9, 2026 and February 17, 2026, the Company completed the sales of the 150-room Embassy Suites Houston located in Houston, Texas, and the 150-room Embassy Suites Austin located in Austin, Texas, for a combined $27.0 million, subject to customary pro rations and adjustments.
On February 11, 2026, the Company received a notice of default and acceleration from the lender relating to the Company’s mortgage loan on the JPM8 hotel properties. The notice followed the Company’s failure on February 9, 2026 to make certain required payments and deliver required documentation under the existing loan extension, which constituted an event of default under the loan agreement. As a result, the lender demanded immediate payment of the outstanding principal balance of $325 million, plus accrued interest, default interest, fees, and other amounts due, and also required delivery of a replacement interest rate cap agreement. The loan is secured by eight hotel properties. The notice does not trigger any cross‑defaults under other loans of the Company’s subsidiaries, and the Company has no indebtedness at the parent‑company level.
On December 12, 2025, the Company entered into a definitive agreement to sell the 333-room Hilton St. Petersburg Bayfront located in St. Petersburg, Florida for a purchase price of $96 million. The agreement included nonrefundable deposits totaling $2.4 million which were paid in February 2026. The sale was completed on March 5, 2026.
On February 24, 2026, the Company entered into a definitive agreement to sell the 157-room La Posada de Santa Fe located in Santa Fe, New Mexico for a purchase price of $57.5 million. The agreement included a nonrefundable deposit of $4.0 million which was paid on February 24, 2026. The sale was completed on March 17, 2026.
Effective February 24, 2026, Sonny Sra retired from the Company’s board of directors due to health reasons.
On February 25, 2026, the Company entered into definitive agreements to sell the 252-room Hilton Alexandria Old Town located in Alexandria, Virginia and the 160-room Embassy Suites Palm Beach Gardens located in Palm Beach, Florida for purchase prices of $58.0 million and $41.0 million, respectively. The agreements included nonrefundable deposits of $3.0 million and $2.1 million, respectively, which were paid in February of 2026.

On March 5, 2026, Ashford Inc. and Ashford LLC agreed with Deric Eubanks, the Chief Financial Officer of Ashford Inc., and Ashford LLC that, effective March 31, 2026 (the “Termination Date”), Mr. Eubanks would terminate employment with and service to Ashford Inc., Ashford LLC and their affiliates. Mr. Eubanks is also the Chief Financial Officer of the Company and Braemar and accordingly his service as Chief Financial Officer of each of the Company and Braemar will also end effective as of the Termination Date. Effective on the Termination Date, Justin Coe, the Company’s current Chief Accounting Officer and principal accounting officer, will serve as the principal financial officer of the Company.
On March 13, 2026, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2026 Advisory Agreement Limited Waiver”). Pursuant to the 2026 Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS, Ashford Inc. and Ashford LLC waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2026, cash incentive compensation to employees and other representatives of Ashford Inc. and Ashford LLC.
On March 16, 2026, the Company entered into a definitive agreement to sell the 168-room Lakeway Resort & Spa located in Austin, Texas for a purchase price of $37.8 million. The agreement included a nonrefundable deposit of $500,000 which was paid on March 16, 2026.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,			Favorable (Unfavorable) Change
	2025	2024	2023	2025 to 2024	2024 to 2023
Total revenue	$1,104,388	$1,172,459	$1,367,533	$(68,071)	$(195,074)
Total hotel expenses	(768,268)	(815,356)	(925,437)	47,088	110,081
Property taxes, insurance and other	(59,793)	(64,103)	(70,226)	4,310	6,123
Depreciation and amortization	(141,295)	(152,776)	(187,807)	11,481	35,031
Impairment charges	(67,648)	(59,331)	—	(8,317)	(59,331)
Advisory service fee	(49,039)	(58,606)	(48,927)	9,567	(9,679)
Corporate, general and administrative	(20,783)	(24,662)	(16,181)	3,879	(8,481)
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	79,799	94,406	11,488	(14,607)	82,918
Gain (loss) on derecognition of assets	39,054	167,177	—	(128,123)	167,177
Operating income (loss)	116,415	259,208	130,443	(142,793)	128,765
Equity in earnings (loss) of unconsolidated entities	(325)	(2,370)	(1,134)	2,045	(1,236)
Interest income	4,739	6,942	8,978	(2,203)	(2,036)
Other income (expense)	—	108	310	(108)	(202)
Interest expense and amortization of discounts and loan costs	(256,229)	(273,359)	(326,970)	17,130	53,611
Interest expense associated with hotels in receivership	(39,038)	(45,592)	(39,178)	6,554	(6,414)
Write-off of premiums, loan costs and exit fees	(8,853)	(5,245)	(3,469)	(3,608)	(1,776)
Gain (loss) on extinguishment of debt	335	2,774	53,386	(2,439)	(50,612)
Realized and unrealized gain (loss) on derivatives	(5,346)	(6,480)	(2,200)	1,134	(4,280)
Income tax benefit (expense)	143	(997)	(900)	1,140	(97)
Net income (loss)	(188,159)	(65,011)	(180,734)	(123,148)	115,723
(Income) loss from consolidated entities attributable to noncontrolling interests	5,058	4,028	6	1,030	4,022
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,262	683	2,239	2,579	(1,556)
Net income (loss) attributable to the Company	$(179,839)	$(60,300)	$(178,489)	$(119,539)	$118,189

All hotel properties held during the years ended December 31, 2025 and 2024 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the years ended December 31, 2025 and 2024. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
Courtyard Columbus Tipton Lakes (2)	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town (2)	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center (2)	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport (2)	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark (2)	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting (2)	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge (2)	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley (2)	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport (2)	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park (2)	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano (2)	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport (2)	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach (2)	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City (1)	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay (1)	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville (1)	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester (1)	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw (1)	Kennesaw, GA	Disposition	June 10, 2024
One Ocean (1)	Atlantic Beach, FL	Disposition	June 27, 2024
The Ashton (1)	Fort Worth, TX	Disposition	July 16, 2024
Le Méridien Fort Worth	Fort Worth, TX	Developed	August 29, 2024
Courtyard Boston (1)	Boston, MA	Disposition	January 10, 2025
Residence Inn Evansville (1)	Evansville, IN	Disposition	August 11, 2025
Hilton NASA Clear Lake (1)	Houston, TX	Disposition	August 22, 2025
Residence Inn San Diego (1)	San Diego, CA	Disposition	October 15, 2025
Le Pavillon (1)	New Orleans, LA	Disposition	December 18, 2025
____________________________________
(1) Referred to as “Hotel Dispositions.”
(2) Referred to as “KEYS A and B properties.”
The following table illustrates the key performance indicators of the operating hotel properties included in our results of operations:

	Year Ended December 31,
	2025	2024
RevPAR (revenue per available room)	$131.68	$132.87
Occupancy	70.26%	69.66%
ADR (average daily rate)	$187.41	$190.75

The following table illustrates the key performance indicators of the 67 comparable hotel properties that were included in our results of operations for the full years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025	2024
RevPAR	$132.61	$134.02
Occupancy	69.50%	71.13%
ADR	$190.82	$188.40
Comparison of the Year Ended December 31, 2025 and 2024
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $119.5 million from a net loss of $60.3 million for the year ended December 31, 2024 (“2024”) to a net loss of $179.8 million for the year ended December 31, 2025 (“2025”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $64.1 million, or 7.2%, to $825.6 million in 2025 compared to 2024. This decrease in 2025 is primarily attributable to decreases in rooms revenue of $48.5 million from our Hotel Dispositions, $13.7 million from the KEYS A and B properties that went into receivership in 2024 and $8.6 million at our comparable hotel properties. These decreases were partially offset by an increase of $6.7 million in rooms revenue from the Le Méridien Fort Worth which opened in August of 2024 (the “Le Méridien Opening”). Our comparable hotel properties experienced an increase of 1.3% in room rates and a decrease of 163 basis points in occupancy.
Food and beverage revenue decreased $5.0 million, or 2.3%, to $207.6 million in 2025 compared to 2024. This decrease in 2025 is primarily attributable to decreases in food and beverage revenue of $7.1 million from our Hotel Dispositions and $404,000 from the KEYS A and B properties. These decreases were partially offset by higher food and beverage revenue of $1.2 million at our comparable hotel properties and $1.3 million from the Le Méridien Opening.
Other hotel revenue, which consists mainly of internet access, parking, and spa revenue, increased $1.8 million, or 2.7%, to $69.6 million in 2025 compared to 2024. This increase in 2025 is primarily attributable to increases in other hotel revenue of $7.2 million from our comparable hotel properties and $522,000 from the Le Méridien Opening. These increases were partially offset by lower other hotel revenue of $5.4 million from our Hotel Dispositions and $488,000 from the KEYS A and B properties. Other revenue decreased $791,000, or 34.0%, to $1.5 million in 2025 compared to 2024.
Hotel Operating Expenses. Hotel operating expenses decreased $47.1 million, or 5.8%, to $768.3 million in 2025 compared to 2024. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $17.7 million in 2025 compared to 2024, comprising a decrease of $18.5 million from our Hotel Dispositions and $3.9 million from the KEYS A and B properties. The decrease in direct expenses was partially offset by an increase in 2025 of $1.9 million from our comparable hotel properties and $2.7 million from the Le Méridien Opening, respectively. Direct expenses were 31.5% of total hotel revenue for 2025 and 31.2% for 2024.
Indirect expenses and management fees decreased $29.4 million in 2025 compared to 2024, comprising a decrease of $23.7 million from our Hotel Dispositions, $751,000 from our comparable hotel properties and $6.6 million from the KEYS A and B properties. These decreases in 2025 were partially offset by an increase of $1.6 million from the Le Méridien Opening.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $4.3 million or 6.7%, to $59.8 million in 2025 compared to 2024. The decrease in 2025 was primarily due to a decrease of $4.9 million from our Hotel Dispositions and $1.0 million from the KEYS A and B properties. The decrease in 2025 was partially offset by an increase of $933,000 from our comparable hotel properties and $628,000 from the Le Méridien Opening.
Depreciation and Amortization. Depreciation and amortization decreased $11.5 million or 7.5%, to $141.3 million in 2025 compared to 2024. The decrease in 2025 was primarily due to lower depreciation of $5.7 million from our Hotel Dispositions, $6.4 million from our comparable hotels and $1.8 million from the KEYS A and B properties. The decrease in 2025 was partially offset by an increase of $2.5 million from the Le Méridien Opening.
Impairment Charges. Impairment charges were $67.6 million in 2025 and $59.3 million in 2024. In 2025, these charges included $31.5 million related to the Hilton Alexandria Old Town, $18.4 million related to the New Orleans Le Pavillon Hotel, $16.3 million related to the Hilton Santa Cruz Scotts Valley and $1.4 million related to the Residence Inn Evansville. In 2024, these charges included $35.9 million related to the Hilton Costa Mesa and $23.4 million related to the Embassy Suites Portland. See note 5 to our consolidated financial statements.
Advisory Services Fee. The advisory services fee decreased $9.6 million, or 16.3%, to $49.0 million in 2025 compared to 2024. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford Inc. and the Company and, prior to September 2, 2025, between Ashford Inc. and Stirling OP. In 2025, the advisory services fee primarily comprised a base advisory fee of $32.9 million, reimbursable expenses of $16.3 million and fees totaling $687,000 associated with Stirling OP’s advisory agreement. In 2024, the advisory services fee comprised a base advisory fee of $32.0 million, equity-based compensation of $1.8 million awarded to the officers and employees of Ashford Inc., reimbursable expenses of $23.7 million and fees totaling $1.1 million associated with Stirling OP’s advisory agreement.
Corporate, General and Administrative. Corporate, general and administrative expenses decreased $3.9 million, or 15.7%, to $20.8 million in 2025 compared to 2024. The decrease was primarily attributable to a decrease in reimbursements of Ashford Securities’ operating expenses of $2.3 million, miscellaneous expenses of $1.4 million and public company costs of $750,000. The decrease in 2025 was partially offset by an increase of $569,000 in legal and professional expenses.
Gain (Loss) on Consolidation of VIE and Disposition of Assets and Hotel Properties. Gain on consolidation of VIE and disposition of assets and hotel properties decreased $14.6 million, from $94.4 million in 2024 to $79.8 million in 2025. The gain in 2025 was primarily related to the sale of five of our hotel properties in 2025. Other increases include the sale of a parcel of land previously owned by our Residence Inn Orlando property in April 2025. The gain in 2024 was primarily related to the sale of seven of our hotel properties in 2024.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets decreased $128.1 million, from $167.2 million in 2024 to $39.1 million in 2025. The gain primarily represents the increase of the contract asset on our consolidated balance sheets. We record a contract asset associated with the accrued interest expense from the default of the KEYS A and KEYS B loans as we expect to be released from this obligation upon final resolution with the lender. The gain in 2025 relates to accrued interest on the KEYS A and B properties in receivership and the transfer of the Courtyard Oakland and the SpringHill Suites BWI Airport to a third-party purchaser in December 2025 and June 2025, respectively. In 2024, the gain primarily related to a gain of $133.9 million from the initial derecognition of assets of the KEYS A and B properties in March of 2024 and additional gains of $33.3 million from the associated accrued interest expense in 2024. See note 7 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $325,000 in 2025 and $2.4 million in 2024. Equity in loss primarily results from our investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $4.7 million and $6.9 million in 2025 and 2024, respectively. The decrease in interest income in 2025 was primarily attributable to lower excess cash balances in 2025 compared to 2024.
Other Income (Expense). In 2025 and 2024, we recorded miscellaneous income of $0 and $108,000, respectively.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $17.1 million, or 6.3%, to $256.2 million in 2025 compared to 2024. The decrease was primarily due to lower cash interest expense and amortization of loan costs of $19.4 million as a result of the pay-off of the Oaktree loan in February 2025 and a $15.9 million decrease from our Hotel Dispositions. These decreases were partially offset by higher default interest and late charges recorded on mortgage loans in default of $6.0 million, higher interest expense and amortization of discounts and loan costs at our comparable hotels of $2.8 million and higher interest expense of $9.4 million from the Le Méridien Opening.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $6.6 million, from $45.6 million in 2024 to $39.0 million in 2025. The decrease is due to five fewer hotels being under receivership for the entire period in 2025 compared to 2024. On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third-party purchaser. On June 25, 2025 and December 22, 2025, the Courtyard Oakland and SpringHill Suites BWI Airport mortgage loans were also transferred to a third-party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel. See note 7 to our consolidated financial statements.

Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees was $8.9 million in 2025 and $5.2 million in 2024. The balance in 2025 primarily related to fees of $6.1 million from loan refinances and modifications and fees of $2.2 million related to prepayment penalties and exit fees on loan refinances. The balance in 2024 primarily related to fees of $4.4 million related to loan refinances and modifications and $817,000 of unamortized loan cost write-offs.
Gain (Loss) on Extinguishment of Debt. Gain (loss) on extinguishment of debt resulted in a gain of $335,000 in 2025 and a gain of $2.8 million in 2024. In June 2024, the Company was informed by its lender that the lender intended to exercise remedies for the maturity default on the Ashton Hotel in Fort Worth, Texas, which secured the Company’s $8.9 million mortgage loan. The Company and the lender agreed to a deed-in-lieu of foreclosure, which was completed on July 16, 2024 and resulted in a gain on extinguishment of debt of approximately $2.6 million.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed by $1.1 million from a $6.5 million loss in 2024 to a $5.3 million loss in 2025. In 2025, we recognized $6.5 million of net unrealized losses on our derivatives which were primarily attributable to interest rate caps. These unrealized losses were partially offset by net realized gains on interest rate caps of $1.2 million.
In 2024, we recognized an unrealized loss of $27.4 million associated with interest rate caps and an unrealized loss of $5.4 million from the revaluation of the embedded debt derivative in the Oaktree Agreement. These unrealized losses were partially offset by net realized gains on interest rate caps of $26.3 million.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $1.1 million, from income tax expense of $1.0 million in 2024 to an income tax benefit of $143,000 in 2025. The change is primarily due to decreases in the current state taxes of certain of our taxable entities.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated a loss of $5.1 million and $4.0 million in 2025 and 2024, respectively. Noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and, prior to September 2, 2025, 0.30% in Stirling OP. See notes 1 and 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in operating partnership were allocated a net loss of $3.3 million in 2025 and a net loss of $683,000 in 2024. Redeemable noncontrolling interests represented ownership interests of 1.43% and 1.02% in the operating partnership as of December 31, 2025 and 2024, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2025, the Company held cash and cash equivalents of $66.8 million and restricted cash of $149.6 million (including amounts held for sale), the vast majority of which comprises lender and manager-held reserves. As of December 31, 2025, $25.7 million (including amounts held for sale) was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. During the year ended December 31, 2025, the net decrease in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale) was $4.1 million.
As described in note 2 to our consolidated financial statements, the Company forecasts it may not have enough cash to support the Company’s daily operations one year from the date the financial statements are issued due primarily to anticipated debt service costs, debt maturities and the potential termination fee the Company would owe to Ashford LLC upon the triggering of the change of control provision in the Advisory Agreement. We have $1.9 billion of non-recourse loans that mature within one year from the date the financial statements are issued. If these loans are not refinanced and our lenders elect to foreclose on these properties, the change of control provision in the Advisory Agreement could be triggered beginning November 16, 2026 resulting in a termination fee (as defined in the Advisory Agreement.) We are taking several steps to reduce our cash utilization and potentially raise additional capital. The Company’s ability to continue as a going concern is dependent upon its ability to improve the profitability of its operations, refinance or extend the maturity of our loans and increase our cash position from the sale of certain hotel properties. While the Company believes in the viability of its strategy, GAAP requires that in making this determination the Company cannot consider any remedies outside of the Company’s control which have not been fully implemented. As such, the Company could not consider future potential fundraising activities, whether through equity or debt offerings or dispositions of hotel properties as we could not conclude they were probable of being effectively implemented.

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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At December 31, 2025, 43 of our hotels were in cash traps and approximately $4.5 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time, which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
Mortgage and mezzanine loans are non-recourse to the borrowers, except for customary exceptions or carve-outs that trigger recourse liability to the borrowers in certain limited instances. Recourse obligations typically include only the payment of costs and liabilities suffered by lenders as a result of the occurrence of certain bad acts on the part of the borrower. However, in certain cases, carve-outs could trigger recourse obligations on the part of the borrower with respect to repayment of all or a portion of the outstanding principal amount of the loans. We have entered into customary guaranty agreements pursuant to which we guaranty payment of any recourse liabilities of the borrowers that result from non-recourse carve-outs (which include, but are not limited to, fraud, misrepresentation, willful conduct resulting in waste, misappropriation of rents following an event of default, voluntary bankruptcy filings, unpermitted transfers of collateral and certain environmental liabilities). In the opinion of management, none of these guaranty agreements, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations, or financial condition.
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
Our estimated future obligations as of December 31, 2025 include both current and long-term obligations. With respect to our indebtedness as of December 31, 2025, as discussed in note 7 to our consolidated financial statements, we have current obligations of $1.5 billion and long-term obligations of $1.1 billion. As of December 31, 2025, we have $1.1 billion of mortgage loans that have final maturities in 2026. We hold extension options for the remaining mortgage loans due in the next twelve months. Additionally, we have amortization payments of approximately $149,000 due in the next twelve months. Subsequent to December 31, 2025, we refinanced one mortgage loan with an outstanding loan balance of approximately $733.6 million that had a final maturity in 2026. We additionally exercised the first one-year extension option on our Morgan Stanley Pool mortgage loan and paid down $111.1 million in principal on the loan in conjunction with the sales of the Hilton St. Petersburg Bayfront, the Embassy Suites Austin and the Embassy Suites Houston. On March 17, 2026, we additionally paid down $56.0 million in principal on our Aareal two-pack mortgage loan in conjunction with the sale of the La Posada de Santa Fe.
As discussed in note 19 to our consolidated financial statements, under our operating and finance leases we have current obligations of $5.7 million and long-term obligations of $258.7 million. Additionally, we have short-term capital commitments of $64.2 million.
Debt Transactions
Derecognition of Assets
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
Subsequent to March 31, 2024, we recognized an additional gain of $33.3 million that increased the contract asset by a corresponding amount. The additional gain primarily represents the additional accrued interest expense recorded through December 31, 2024. In total for the year ended December 31, 2024, we recognized a gain of $167.2 million.
On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third-party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel.
For the year ended December 31, 2025, we recognized an additional gain of $39.1 million, which was included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded.
On June 25, 2025 and December 22, 2025, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Oakland and SpringHill Suites BWI Airport to a third-party purchaser. Additionally, on March 4, 2026, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the SpringHill Suites Plymouth Meeting to a third-party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel.
Other Loan Activity
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
On March 6, 2025, the $22.1 million non-recourse mortgage loan secured by the Hilton Santa Cruz Scotts Valley reached final maturity and was not repaid, resulting in a default under the terms and conditions of the mortgage loan agreement. On March 17, 2026, the Company was notified the lender intends to appoint a receiver for the property.
On April 14, 2025, the Company successfully extended its Morgan Stanley Pool mortgage loan secured by 17 hotels. The loan had an original final maturity date in November of 2024. The extension provides for an initial maturity in March of 2026 and two one-year extension options, subject to the satisfaction of certain conditions, with a final maturity date in March of 2028. In March of 2026, the Company exercised its first extension option.
On May 8, 2025, the Company received $35.0 million in return for a preferred equity investment in the Renaissance Hotel in Nashville, Tennessee. The holder is entitled to an all-in rate of return on the preferred equity of 14.0% per annum. The investment is mandatorily redeemable on May 10, 2029.
On July 30, 2025, the Company extended its Highland mortgage loan secured by 18 hotels with an original maturity date of April 2025. Terms of the amendment included a $10.0 million principal paydown, extending the maturity date to January 9, 2026. The loan is subject to a six-month extension option to July 9, 2026, upon satisfaction of certain conditions.
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
On September 15, 2025, the Company refinanced the mortgage loan for the Renaissance Hotel in Nashville, Tennessee. The new, non-recourse loan has a balance of $218.1 million and has a two-year term with three one-year extension options, subject to the satisfaction of certain conditions, with a final maturity date of September 2030. The loan is interest only. In conjunction with the debt refinancing, the preferred equity investment on the property was upsized by $53.0 million, and the all-in rate of return on the preferred equity was reduced from 14% to 11.14%.
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
On January 13, 2026, the Company extended its Highland mortgage loan secured by 18 hotels. As a condition to the extension, the loan was paid down by $10 million to a current balance of $723.6 million, or approximately 65% of appraised value, and has a final maturity date of July 9, 2026.
On February 11, 2026, the Company received a notice of default and acceleration from the lender relating to the Company’s mortgage loan on the JPM8 hotel properties. The notice followed the Company’s failure on February 9, 2026 to make certain required payments and deliver required documentation under the existing loan extension, which constituted an event of default under the loan agreement. As a result, the lender demanded immediate payment of the outstanding principal balance of $325 million, plus accrued interest, default interest, fees, and other amounts due, and also required delivery of a replacement interest rate cap agreement. The loan is secured by eight hotel properties. The notice does not trigger any cross‑defaults under other loans of the Company’s subsidiaries, and the Company has no indebtedness at the parent‑company level.
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
The Company has a distribution agreement with Virtu (the “Virtu Equity Distribution Agreement”) to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of March 18, 2026, the Company has issued approximately 813,000 shares of common stock for gross proceeds of approximately $10.9 million under the Virtu Equity Distribution Agreement.
On April 29, 2025, the Company filed a shelf registration statement on Form S-3 with the SEC relating to common stock, preferred stock, depositary shares, debt securities, warrants, rights and units that we may sell from time to time in one or more offerings up to a total dollar amount of $500,000,000 on terms to be determined at the time of sale. The registration statement was declared effective on May 8, 2025. As a result of the Company not paying dividends to the holders of our Preferred Stock on January 15, 2026, we are no longer eligible to use our existing shelf registration statement on Form S-3. As of March 18, 2026, the Company has not issued any securities from this registration statement.
On December 13, 2024, the Company filed an initial registration statement on Form S-11 with the SEC, as amended on January 23, 2025, related to the Company’s non-traded Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The registration statement was declared effective by the SEC on February 7, 2025, and contemplates the offering of up to (i) 8.4 million shares of Series L Redeemable Preferred Stock and 3.6 million shares of Series M Redeemable Preferred Stock in a primary offering and (ii) 2.8 million shares of Series L Redeemable Preferred Stock and 1.2 million shares of Series M Redeemable Preferred Stock pursuant to a dividend reinvestment plan. On February 7, 2025, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager for the offering. On December 9, 2025, the Company terminated the primary offering of the Company’s Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The Company continued to offer shares of its Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock pursuant to its dividend reinvestment plan beyond the termination of the primary offering As of March 18, 2026, the Company has issued approximately 243,000 shares (exclusive of the dividend reinvestment plan shares) of Series L Preferred Stock and received net proceeds of approximately $5.0 million and approximately 565,000 shares (exclusive of the dividend reinvestment plan shares) of Series M Preferred Stock and received net proceeds of approximately $12.6 million.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. On March 31, 2025, the Company concluded its offering of its Series J Preferred Stock and Series K Preferred Stock. Ashford Securities, a subsidiary of Ashford Inc., served as the dealer manager for the offering. As of March 18, 2026, the Company has issued approximately 7.7 million shares (exclusive of the dividend reinvestment plan shares) of Series J Preferred Stock and received net proceeds of approximately $172.6 million and approximately 799,000 shares (exclusive of the dividend reinvestment plan shares) of Series K Preferred Stock and received net proceeds of approximately $19.4 million.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $15.7 million and $23.6 million for the years ended December 31, 2025 and 2024, respectively. Cash flows used in operations were impacted by changes in hotel operations, our hotel dispositions and derecognized assets, as well as the timing of collecting receivables from hotel guests, paying vendors and settling with derivative counterparties, related parties and hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2025, net cash flows provided by investing activities were $190.8 million. Cash inflows consisted of $242.4 million of net proceeds from the disposition of assets and hotel properties, which included $235.2 million of net proceeds from the disposition of the five properties sold in 2025 and $7.2 million of net proceeds from the disposition of a land parcel previously owned by the Residence Inn Orlando property. Additional cash inflows included $18.8 million of net proceeds from the sale of state tax credits related to the Le Méridien Fort Worth and $734,000 from property insurance proceeds. Cash inflows were partially offset by cash outflows of $71.2 million for capital improvements made to various hotel properties.
For the year ended December 31, 2024, net cash flows provided by investing activities were $191.3 million. Cash inflows consisted of $300.0 million of net proceeds from the disposition of assets and hotel properties, repayments from a note receivable of $2.5 million and $1.5 million from property insurance proceeds. Cash inflows were partially offset by cash outflows of $108.0 million for capital improvements made to various hotel properties and $4.5 million from the issuance of a note receivable.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2025, net cash flows used in financing activities were $179.2 million. Cash outflows primarily consisted of $709.2 million for repayments of indebtedness, $50.3 million for payments of loan costs and exit fees, $5.1 million of payments for derivatives and $24.0 million of payments for preferred dividends. Cash outflows were partially offset by cash inflows from $560.4 million of borrowings on indebtedness, $39.7 million of net proceeds from preferred stock offerings, proceeds of $3.0 million from counterparties from in-the-money interest rate caps and $7.5 million of contributions from noncontrolling interests.
For the year ended December 31, 2024, net cash flows used in financing activities were $258.8 million. Cash outflows primarily consisted of $388.3 million for repayments of indebtedness, $20.9 million for payments of loan costs and exit fees, $20.4 million of payments for preferred dividends, $16.3 million of payments for derivatives and $2.5 million of distributions to noncontrolling interests. Cash outflows were partially offset by cash inflows primarily of $63.8 million of borrowing on indebtedness, $84.8 million of net proceeds from preferred stock offerings, $27.8 million from counterparties from in-the-money interest rate caps, $8.8 million of net proceeds from common stock offerings and $4.9 million of contributions from noncontrolling interests.
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
On December 15, 2025, our board of directors reviewed and approved our 2026 dividend policy. We do not anticipate paying any dividends on our outstanding common stock for any quarter during 2026. Further, to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends have been suspended, including dividends previously declared for recordholders of the Company’s Series D, F, G, H, I, J, K, L and M preferred stock as of December 31, 2025, and payable on January 15, 2026. We intend to pay the previously declared but unpaid dividends as soon as reasonably practicable. Any accrued but unpaid dividends will accrue in accordance with the terms outlined in the applicable governing documents for each series of preferred stock. We will continue to evaluate potential future dividends on a quarterly basis. Declaration of dividends in 2026 on our preferred stock may require a determination by our board of directors, at the time of any determination, that the Company would continue to have positive equity on a fair value basis, among other considerations. Our board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are fully described in note 2 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We believe that the following discussion addresses our most critical accounting estimates, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, complex judgments and can include significant estimates.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded $67.6 million and $59.3 million of impairment charges for the years ended December 31, 2025 and 2024, respectively. No impairment charge was recorded for the year ended December 31, 2023. See note 5 to our consolidated financial statements.
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
At December 31, 2025 and 2024, we recorded a valuation allowance of $45.9 million and $37.6 million, respectively on the net deferred tax assets of our taxable REIT subsidiaries. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities.
At December 31, 2025, we had TRS NOLs for U.S. federal income tax purposes of $174.2 million, however $82.5 million of our NOLs are subject to limitation in the amount of approximately $1.2 million per year under Section 382 of the Internal Revenue Code. NOLs become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code. The remaining $91.7 million of our TRS federal NOLs are not subject to the limitations of Section 382. In total $1.9 million of our TRS federal NOLs are subject to expiration and will begin to expire in 2026. The remainder were generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act. At December 31, 2025, we had state net operating loss carryforwards of $1.1 billion which begin to expire in 2027. The Company also has indefinite-lived state NOLs. At December 31, 2025, we had REIT NOLs for U.S. federal income tax purposes of $1.4 billion based on the latest filed tax returns. The majority of our REIT NOLs are subject to limitation on their use under Section 382. $424.0 million of our net operating loss carryforwards will begin to expire in 2029 and are available to offset future taxable income, if any, through 2036. The remainder were generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act.
The “Income Taxes” topic of the ASC issued by the Financial Accounting Standards Board (“FASB”) which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2021 through 2025 remain subject to potential examination by certain federal and state taxing authorities.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2025, the Company has prospectively adopted this ASU. The adoption of this ASU only impacted disclosures with respect to the Company’s consolidated financial statements.
RECENTLY ISSUED ACCOUNTING STANDARDS
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(188,159)	$(65,011)	$(180,734)
Interest expense and amortization of discounts and loan costs	256,229	273,359	326,970
Interest expense associated with hotels in receivership	39,038	45,592	39,178
Depreciation and amortization	141,295	152,776	187,807
Income tax expense (benefit)	(143)	997	900
Equity in (earnings) loss of unconsolidated entities	325	2,370	1,134
Company’s portion of EBITDA of unconsolidated entities	1,208	436	231
EBITDA	249,793	410,519	375,486
Impairment charges on real estate	67,648	59,331	—
(Gain) loss on consolidation of VIE and disposition of assets and hotel properties	(79,799)	(94,406)	(11,488)
(Gain) loss on derecognition of assets	(39,054)	(167,177)	—
EBITDAre	198,588	208,267	363,998
Amortization of unfavorable contract liabilities	(122)	(122)	(15)
Transaction and conversion costs	9,549	10,809	3,856
Write-off of premiums, loan costs and exit fees	8,853	5,245	3,469
Realized and unrealized (gain) loss on derivatives	5,346	6,480	2,200
Stock/unit-based compensation	(760)	2,097	4,027
Legal, advisory and settlement costs	1,871	3,230	1,181
Other (income) expense, net	—	(108)	(310)
(Gain) loss on insurance settlements	(2,950)	(73)	(505)
(Gain) loss on extinguishment of debt	(335)	(2,774)	(53,386)
Severance	1,228	2,824	—
Company’s portion of adjustments to EBITDAre of unconsolidated entities	—	6	2
Adjusted EBITDAre	$221,268	$235,881	$324,517

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(188,159)	$(65,011)	$(180,734)
(Income) loss attributable to noncontrolling interest in consolidated entities	5,058	4,028	6
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,262	683	2,239
Preferred dividends	(28,216)	(22,686)	(15,921)
Deemed dividends on redeemable preferred stock	(6,949)	(2,906)	(2,673)
Gain (loss) on extinguishment of preferred stock	—	3,370	3,390
Net income (loss) attributable to common stockholders	(215,004)	(82,522)	(193,693)
Depreciation and amortization of real estate	138,441	152,776	187,807
(Gain) loss on consolidation of VIE and disposition of assets and hotel properties	(79,799)	(94,406)	(11,488)
(Gain) loss on derecognition of assets	(39,054)	(167,177)	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(3,262)	(683)	(2,239)
Equity in (earnings) loss of unconsolidated entities	325	2,370	1,134
Impairment charges on real estate	67,648	59,331	—
Company’s portion of FFO of unconsolidated entities	192	(932)	(668)
FFO available to common stockholders and OP unitholders	(130,513)	(131,243)	(19,147)
Deemed dividends on redeemable preferred stock	6,949	2,906	2,673
(Gain) loss on extinguishment of preferred stock	—	(3,370)	(3,390)
Transaction and conversion costs	9,549	10,809	3,856
Write-off of premiums, loan costs and exit fees	8,853	5,245	3,469
Unrealized (gain) loss on derivatives	7,064	32,790	44,041
Stock/unit-based compensation	(760)	2,097	4,027
Legal, advisory and settlement costs	1,871	3,230	1,181
Other (income) expense, net	—	(108)	(310)
Amortization of term loan exit fee	—	844	18,616
Amortization of loan costs	25,490	13,591	12,735
(Gain) loss on insurance settlements	(2,950)	(73)	(505)
(Gain) loss on extinguishment of debt	(335)	(2,774)	(53,386)
Interest expense associated with hotels in receivership	39,038	40,045	—
Severance	1,228	2,824	—
Default interest and late fees	—	—	12,553
Company’s portion of adjustments to FFO of unconsolidated entities	105	125	2
Adjusted FFO available to common stockholders and OP unitholders	$(34,411)	$(23,062)	$26,415

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
As of December 31, 2025, our total indebtedness of $2.6 billion included $2.4 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2025, would be approximately $6.1 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $156.7 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2025, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ashford Hospitality Trust, Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Trust, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has final debt maturities within one year from the date the financial statements are issued, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition of Hotel Rooms Revenue

As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2025, the Company recognized approximately $826 million of hotel rooms revenue. Hotel rooms revenue is recognized as services are provided over the course of the hotel stay.

We identified the auditing of the recognition of hotel rooms revenue as a critical audit matter. Auditing hotel rooms revenue was especially challenging due to the large volume of transactions and the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included the following:
•Testing the operating effectiveness of internal controls over the Company’s revenue recognition.
•Testing the existence and accuracy of the revenue recognized by selecting a sample of individual rooms revenue transactions, and (i) obtaining detailed transaction data, (ii) testing the existence and accuracy of amounts recognized by agreeing each transaction to the corresponding customer folio, and (iii) corroborating the existence and accuracy of the amounts recognized by agreeing to the customer payment support.
Measurement of Impairment of the Hilton Santa Cruz Scotts Valley
As of December 31, 2025, the Company’s consolidated investments in hotel properties, net, totaled approximately $2.1 billion. As described in Notes 2 and 5 to the consolidated financial statements, the hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of a hotel property is measured by comparison of the carrying amount of the hotel to its estimated future undiscounted cash flows. If the Company’s analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value. For the year ended December 31, 2025, the Company recorded impairment charges of approximately $67.6 million, including $16.3 million for the Hilton Santa Cruz Scotts Valley. We identified the estimated fair value based on the income approach which was used to measure the impairment charge for the Hilton Santa Cruz Scotts Valley as a critical audit matter. For the Hilton Santa Cruz Scotts Valley, an increased level of management judgment was required in the determination of certain assumptions used to estimate the fair value of the hotel, including forecasted rooms revenue, discount rates and terminal capitalization rates utilized in the income approach. Auditing these judgments was especially challenging due to the nature and extent of audit effort required, including the use of personnel with specialized skill or knowledge.
The primary procedures we performed to address the critical audit matter utilized valuation professionals with specialized skill or knowledge, who assisted in:
•Evaluating the rooms revenue assumptions utilized in developing the fair value estimate for the Hilton Santa Cruz Scotts Valley by comparing to independent market data.
•Evaluating the discount and terminal capitalization rates utilized in developing the fair value estimate for the Hilton Santa Cruz Scotts Valley by comparing to independent market data.
Preferred Equity Instrument

As described in Notes 2 and 7 to the consolidated financial statements, the Company received $88.0 million in return for a preferred equity investment in the Renaissance Hotel in Nashville, Tennessee. The preferred equity instrument is mandatorily redeemable and recorded within indebtedness, net in the consolidated financial statements.

We identified the evaluation of the conditions to determine the classification and initial recognition of the preferred equity instrument as a critical audit matter. Auditing the classification and initial recognition based on the terms of the preferred equity agreement was especially challenging due to the inherent complexities of the agreement and the relevant accounting guidance. Auditing these elements required an increased level of audit effort, including the involvement of professionals with specialized skill and knowledge in the relevant technical accounting.

The primary procedures we performed to address the critical audit matter included the following:
•Inspecting the underlying preferred equity agreement to understand the relevant terms.
•Utilizing personnel with expertise in the relevant technical accounting literature to assist in evaluating the classification and initial recognition of the preferred equity instrument.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 20, 2026

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Investments in hotel properties, gross ($82,787 and $159,378 attributable to VIEs)	$3,069,016	$3,350,086
Accumulated depreciation ($(5,558) and $(30,365) attributable to VIEs)	(983,772)	(1,030,879)
Investments in hotel properties, net ($77,229 and $129,012 attributable to VIEs)	2,085,244	2,319,207
Contract asset	355,138	366,671
Cash and cash equivalents ($468 and $7,286 attributable to VIEs)	66,145	112,907
Restricted cash ($4,731 and $3,430 attributable to VIEs)	149,580	99,695
Accounts receivable ($143 and $614 attributable to VIEs), net of allowance of $424 and $435, respectively	32,752	35,579
Inventories ($44 and $57 attributable to VIEs)	3,598	3,631
Notes receivable, net	12,187	10,565
Investments in unconsolidated entities	7,265	7,590
Deferred costs, net ($80 and $181 attributable to VIEs)	1,529	1,788
Derivative assets	410	2,594
Operating lease right-of-use assets	43,582	43,780
Prepaid expenses and other assets ($40 and $3,090 attributable to VIEs)	32,057	39,144
Due from third-party hotel managers	25,667	21,206
Assets held for sale	18,478	96,628
Total assets	$2,833,632	$3,160,985
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($15,961 and $65,548 attributable to VIEs)	$2,526,608	$2,629,289
Debt associated with hotels in receivership	272,800	314,640
Finance lease liability	17,536	17,992
Accounts payable and accrued expenses ($15,534 and $19,963 attributable to VIEs)	123,773	137,506
Accrued interest payable ($152 and $230 attributable to VIEs)	13,993	10,212
Accrued interest associated with hotels in receivership	82,338	52,031
Dividends and distributions payable ($0 and $1 attributable to VIEs)	4,247	3,952
Due to Ashford Inc., net ($0 and $5,997 attributable to VIEs)	40,643	25,635
Due to related parties, net ($3,438 and $113 attributable to VIEs)	1,949	2,850
Due to third-party hotel managers ($0 and $22 attributable to VIEs)	882	1,145
Operating lease liabilities	44,045	44,369
Other liabilities ($28,897 and $28,784 attributable to VIEs)	36,768	34,011
Liabilities related to assets held for sale	41,292	99,139
Total liabilities	3,206,874	3,372,771
Commitments and contingencies (note 18)
Redeemable noncontrolling interests in operating partnership	20,516	22,509
Series J Redeemable Preferred Stock, $0.01 par value, 7,684,201 and 6,799,638 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	179,818	156,671
Series K Redeemable Preferred Stock, $0.01 par value, 731,102 and 601,175 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	18,215	14,869
Series L Redeemable Preferred Stock, $0.01 par value, 238,191 shares issued and outstanding at December 31, 2025	5,484	—
Series M Redeemable Preferred Stock, $0.01 par value, 550,888 shares issued and outstanding at December 31, 2025	13,566	—
Equity (deficit):
Preferred stock, $0.01 par value, 55,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,111,127 shares issued and outstanding at December 31, 2025 and December 31, 2024	11	11
Series F Cumulative Preferred Stock, 1,037,044 shares issued and outstanding at December 31, 2025 and December 31, 2024	10	10
Series G Cumulative Preferred Stock, 1,470,948 shares issued and outstanding at December 31, 2025 and December 31, 2024	15	15
Series H Cumulative Preferred Stock, 1,037,956 shares issued and outstanding at December 31, 2025 and December 31, 2024	10	10
Series I Cumulative Preferred Stock, 1,034,303 shares issued and outstanding at December 31, 2025 and December 31, 2024	11	11
Common stock, $0.01 par value, 395,000,000 shares authorized, 6,476,157 and 5,636,595 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	65	56
Additional paid-in capital	2,402,015	2,392,518
Accumulated deficit	(3,028,489)	(2,811,868)
Total stockholders’ equity (deficit) of the Company	(626,352)	(419,237)
Noncontrolling interest in consolidated entities	15,511	13,402
Total equity (deficit)	(610,841)	(405,835)
Total liabilities and equity/deficit	$2,833,632	$3,160,985
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUE
Rooms	$825,623	$889,753	$1,059,155
Food and beverage	207,588	212,581	232,829
Other hotel revenue	69,643	67,800	72,748
Total hotel revenue	1,102,854	1,170,134	1,364,732
Other	1,534	2,325	2,801
Total revenue	1,104,388	1,172,459	1,367,533
EXPENSES
Hotel operating expenses:
Rooms	198,106	209,569	249,434
Food and beverage	139,828	145,304	161,300
Other expenses	392,070	418,077	464,058
Management fees	38,264	42,406	50,645
Total hotel expenses	768,268	815,356	925,437
Property taxes, insurance and other	59,793	64,103	70,226
Depreciation and amortization	141,295	152,776	187,807
Impairment charges	67,648	59,331	—
Advisory services fee	49,039	58,606	48,927
Corporate, general and administrative	20,783	24,662	16,181
Total operating expenses	1,106,826	1,174,834	1,248,578
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	79,799	94,406	11,488
Gain (loss) on derecognition of assets	39,054	167,177	—
OPERATING INCOME (LOSS)	116,415	259,208	130,443
Equity in earnings (loss) of unconsolidated entities	(325)	(2,370)	(1,134)
Interest income	4,739	6,942	8,978
Other income (expense)	—	108	310
Interest expense and amortization of discounts and loan costs	(256,229)	(273,359)	(326,970)
Interest expense associated with hotels in receivership	(39,038)	(45,592)	(39,178)
Write-off of premiums, loan costs and exit fees	(8,853)	(5,245)	(3,469)
Gain (loss) on extinguishment of debt	335	2,774	53,386
Realized and unrealized gain (loss) on derivatives	(5,346)	(6,480)	(2,200)
INCOME (LOSS) BEFORE INCOME TAXES	(188,302)	(64,014)	(179,834)
Income tax (expense) benefit	143	(997)	(900)
NET INCOME (LOSS)	(188,159)	(65,011)	(180,734)
(Income) loss attributable to noncontrolling interest in consolidated entities	5,058	4,028	6
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,262	683	2,239
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(179,839)	(60,300)	(178,489)
Preferred dividends	(28,216)	(22,686)	(15,921)
Deemed dividends on redeemable preferred stock	(6,949)	(2,906)	(2,673)
Gain (loss) on extinguishment of preferred stock	—	3,370	3,390
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(215,004)	$(82,522)	$(193,693)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(35.99)	$(17.54)	$(56.11)
Weighted average common shares outstanding – basic	5,974	4,706	3,452
Diluted:
Net income (loss) attributable to common stockholders	$(35.99)	$(17.54)	$(56.11)
Weighted average common shares outstanding – diluted	5,974	4,706	3,452
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(188,159)	$(65,011)	$(180,734)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	(188,159)	(65,011)	(180,734)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	5,058	4,028	6
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,262	683	2,239
Comprehensive income (loss) attributable to the Company	$(179,839)	$(60,300)	$(178,489)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands, except per share amounts)

	Preferred Stock
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total

Balance at December 31, 2022	1,174	$12	1,251	$12	1,532	$15	1,308	$13	1,253	$13	3,450	$34	$2,383,555	$(2,534,043)	$—	$(150,389)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(3)	—	(83)	—	—	(83)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,319	—	—	2,319
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	12	1	(1)	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	72	—	911	—	—	911
Issuance of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,472)	—	(2,472)
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,272)	—	(2,272)
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,824)	—	(2,824)
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,389)	—	(2,389)
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,306)	—	(2,306)
Dividends declared – preferred stock – Series J ($2.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,467)	—	(3,467)
Dividends declared – preferred stock – Series K ($2.05/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(191)	—	(191)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,576)	—	(1,576)
Redemption value adjustment - preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,673)	—	(2,673)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,905	6,905
Extinguishment of preferred stock	(14)	—	(76)	(1)	—	—	(138)	(1)	(92)	(1)	211	2	(3,389)	3,390	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,961	7,961
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(178,489)	(6)	(178,495)
Balance at December 31, 2023	1,160	$12	1,175	$11	1,532	$15	1,170	$12	1,161	$12	3,742	$37	$2,383,312	$(2,729,312)	$14,859	$(331,042)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(3)	—	(49)	—	—	(49)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	854	—	92	946
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—	—	56	1	(1)	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	741	7	8,884	—	—	8,891
Issuance of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,397)	—	(2,397)
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,970)	—	(1,970)
Dividends declared – preferred stock – Series G ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,756)	—	(2,756)

	Preferred Stock
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,001)	—	(2,001)
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,023)	—	(2,023)
Dividends declared – preferred stock – Series J ($2.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,711)	—	(10,711)
Dividends declared – preferred stock – Series K ($2.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(828)	—	(828)
Dividends declared - Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	140	140
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(34)	—	(34)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,906)	—	(2,906)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	326	3	2,891	—	—	2,894
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,866	4,866
Extinguishment of preferred stock	(49)	(1)	(138)	(1)	(61)	—	(132)	(2)	(127)	(1)	775	8	(3,373)	3,370	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,512)	(2,512)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,300)	(4,028)	(64,328)
Balance at December 31, 2024	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,637	$56	$2,392,518	$(2,811,868)	$13,402	$(405,835)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(8)	—	(44)	—	—	(44)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	(426)	—	13	(413)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	3	—	—	—	—	—
Issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(131)	—	—	(131)
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,347)	—	(2,347)
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,912)	—	(1,912)
Dividends declared – preferred stock – Series G ($1.84/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,712)	—	(2,712)
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,946)	—	(1,946)
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,939)	—	(1,939)
Dividends declared – preferred stock – Series J ($2.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,178)	—	(15,178)
Dividends declared – preferred stock – Series K ($2.07/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,503)	—	(1,503)
Dividends declared - preferred stock - Series L ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(216)	—	(216)
Dividends declared - preferred stock - Series M ($1.44/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(463)	—	(463)
Dividends declared - Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	56	56
Redemption of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	(281)	—	(404)	(685)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,617)	—	(1,617)
Redemption value adjustment - preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,949)	—	(6,949)

	Preferred Stock
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	844	9	5,076	—	—	5,085
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,514	7,514
Contribution from Stirling Advisor	—	—	—	—	—	—	—	—	—	—	—	—	5,303	—	—	5,303
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(179,839)	(5,058)	(184,897)
Balance at December 31, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,476	$65	$2,402,015	$(3,028,489)	$15,511	$(610,841)

	Preferred Stock
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Redeemable Noncontrolling Interest in Operating Partnership

Balance at December 31, 2022	87	$2,004	2	$44	—	$—	—	$—	$21,550
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	1,708
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—
Issuances of preferred shares	3,391	75,502	192	4,613	—	—	—	—	—
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($2.00/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series K ($2.05/share)	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	1,576
Redemption value adjustment - preferred stock	—	2,547	—	126	—	—	—	—	—
Redemption of preferred stock	(3)	(78)	—	—	—	—	—	—	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—
Extinguishment of preferred stock	—	—	—	—	—	—	—	—	—
Noncontrolling interest in consolidated entities recognized upon consolidation of VIE	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(588)
Net income (loss)	—	—	—	—	—	—	—	—	(2,239)
Balance at December 31, 2023	3,475	$79,975	194	$4,783	—	$—	—	$—	$22,007
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	1,151
Issuance of restricted shares/units	—	—	—	—	—	—	—	—	—
Issuances of common stock	—	—	—	—	—	—	—	—	—
Issuances of preferred shares	3,415	76,229	439	10,541	—	—	—	—	—
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($2.00/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series K ($2.06/share)	—	—	—	—	—	—	—	—	—
Dividends declared - Stirling OP	—	—	—	—	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	34
Redemption value adjustment - preferred stock	—	2,565	—	341	—	—	—	—	—
Redemption of preferred stock	(90)	(2,098)	(32)	(796)	—	—	—	—	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—

Preferred Stock
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Redeemable Noncontrolling Interest in Operating Partnership
Extinguishment of preferred stock	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(683)
Balance at December 31, 2024	6,800	$156,671	601	$14,869	—	$—	—	$—	$22,509
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	(348)
Issuance of common stock	—	—	—	—	—	—	—	—	—
Issuances of preferred shares	1,039	23,369	168	4,051	243	4,546	565	11,713	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($2.11/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.84/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.84/share	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.88/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.88/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($2.00/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series K ($2.07/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series L ($1.41/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series M ($1.44/share)	—	—	—	—	—	—	—	—	—
Dividends declared - Stirling OP	—	—	—	—	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	1,617
Redemption value adjustment - preferred stock	—	3,431	—	254	—	1,064	—	2,200	—
Redemption of preferred stock	(155)	(3,653)	(38)	(959)	(5)	(126)	(14)	(347)	—
Contributions from noncontrolling interests in consolidated entities	—	—	—	—	—	—	—	—	—
Contribution from Stirling Advisor	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(3,262)
Balance at December 31, 2025	7,684	$179,818	731	$18,215	238	$5,484	551	$13,566	$20,516
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(188,159)	$(65,011)	$(180,734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	141,295	152,776	187,807
Impairment charges	67,648	59,331	—
Amortization of intangibles	(1,148)	(158)	(95)
Recognition of deferred income	(432)	(271)	(820)
Bad debt expense	2,099	2,254	3,602
Deferred income tax expense (benefit)	(242)	11	(28)
Equity in (earnings) loss of unconsolidated entities	325	2,370	1,134
(Gain) loss on consolidation of VIE and disposition of assets and hotel properties	(79,799)	(94,406)	(11,488)
(Gain) loss on derecognition of assets	(39,054)	(167,177)	—
(Gain) loss on extinguishment of debt	(335)	(2,774)	(53,386)
Realized and unrealized (gain) loss on derivatives	5,346	6,480	2,200
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	22,956	19,421	28,203
Amortization of deferred franchise fees	—	—	34
Write-off of deferred franchise fees	—	—	20
Equity-based compensation	(761)	2,097	4,027
Non-cash interest income	(1,596)	(1,326)	(821)
Changes in operating assets and liabilities, exclusive of the effect of the consolidation of VIE and disposition of asset and hotel properties and derecognition of assets:
Accounts receivable and inventories	537	1,641	(7,330)
Prepaid expenses and other assets	7,185	(1,714)	(1,648)
Accounts payable and accrued expenses and accrued interest payable	3,103	9,305	4,355
Accrued interest associated with hotels in receivership	39,038	42,509	14,024
Due to/from related parties	(892)	(3,037)	11,241
Due to/from third-party hotel managers	(4,326)	(1,931)	(789)
Due to/from Ashford Inc., net	8,509	14,253	14,896
Operating lease liabilities	(324)	(394)	104
Operating lease right-of-use assets	321	387	(111)
Other liabilities	3,038	1,772	(7)
Net cash provided by (used in) operating activities	(15,668)	(23,592)	14,390
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(71,150)	(108,013)	(137,428)
Net proceeds from disposition of assets and hotel properties	242,437	300,022	29,214
Net proceeds from sale of historical tax credits	18,761	—	—
Payments for initial franchise fees	—	(200)	(599)
Proceeds from notes receivable	—	2,512	5,250
Issuance of note receivable	(26)	(4,490)	(6,868)
Proceeds from property insurance	734	1,452	2,478
Restricted cash received from initial consolidation of VIE	—	—	18,201
Net cash provided by (used in) investing activities	190,756	191,283	(89,752)
Cash Flows from Financing Activities
Borrowings on indebtedness	560,407	63,793	134,802
Repayments of indebtedness	(709,174)	(388,339)	(396,947)
Payments for loan costs and exit fees	(50,311)	(20,941)	(13,220)
Payments for dividends and distributions	(23,957)	(20,365)	(14,943)
Purchases of common stock	(44)	(49)	(90)
Redemption of preferred stock	—	—	(78)
Payments for derivatives	(5,120)	(16,286)	(28,256)
Proceeds from derivatives	3,038	27,805	59,351
Proceeds from common stock offerings	—	8,783	1,031

	Year Ended December 31,
	2025	2024	2023
Proceeds from preferred stock offerings	39,708	84,843	79,564
Costs for issuances of common shares	(143)	—	—
Payments on finance lease liabilities	(456)	(477)	(249)
Issuance of Stirling OP common units	56	129	—
Redemption of Stirling OP common units	(685)	—	—
Contributions from noncontrolling interests	7,514	4,866	6,905
Distributions to noncontrolling interest in consolidated entities	—	(2,512)	—
Net cash provided by (used in) financing activities	(179,167)	(258,750)	(172,130)
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(4,079)	(91,059)	(247,492)
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	220,475	311,534	559,026
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$216,396	$220,475	$311,534

Supplemental Cash Flow Information
Interest paid	$224,299	$268,778	$325,420
Income taxes paid (refunded)	(1,954)	(287)	(2,644)

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$31,144	$15,244	$22,460
Non-cash extinguishment of debt	—	8,881	154,192
Non-cash loan principal associated with default interest and late charges	14,080	—	—
Non-cash extinguishment of preferred stock	—	14,581	7,724
Issuance of common stock from preferred stock exchanges	—	8,317	4,334
Non-cash preferred stock dividends	3,958	1,940	387
Unsettled proceeds from derivatives	—	179	1,674
Non-cash derecognition of assets	—	231,645	—
Dividends and distributions declared but not paid	4,247	3,952	3,566
Contribution from Stirling Advisor	5,303	—	—
Assumption of debt from consolidation of VIE	—	—	35,052
Assumption of other finance liability from consolidation of VIE	—	—	26,729
Acquisition of hotel property from consolidation of VIE	—	—	61,100
Non-cash distributions to non-controlling interest	—	—	588

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$112,907	$165,231	$417,064
Restricted cash at beginning of period	99,695	146,079	141,962
Cash, cash equivalents and restricted cash at beginning of period	$212,602	$311,310	$559,026
Cash and cash equivalents at beginning of period included in assets held for sale	15	1	—
Restricted cash at beginning of period included in assets held for sale	7,858	223	—
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	$220,475	$311,534	$559,026

Cash and cash equivalents at end of period	$66,145	$112,907	$165,231
Restricted cash at end of period	149,580	99,695	146,079
Cash, cash equivalents and restricted cash at end of period	$215,725	$212,602	$311,310
Cash and cash equivalents at end of period included in assets held for sale	671	15	1
Restricted cash at end of period included in assets held for sale	—	7,858	223
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$216,396	$220,475	$311,534
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025, 2024 and 2023

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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of December 31, 2025, we held interests in the following assets:
•67 consolidated operating hotel properties, which represent 16,445 total rooms;
•one consolidated operating hotel property, which represents 188 total rooms through a 29.3%-owned investment in a consolidated entity; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $7.3 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of December 31, 2025, our 68 operating hotel properties were leased by our wholly-owned or majority-owned subsidiaries, which are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through the Third Amended and Restated Advisory Agreement with Ashford LLC (as amended, the “Advisory Agreement”). Our 68 operating hotel properties in our consolidated portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 50 of our 68 operating hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audiovisual services, real estate advisory and brokerage services, insurance policies covering general liability, workers’ compensation and business automobile claims and insurance claims services, hypoallergenic premium rooms, watersport activities, broker-dealer and distribution services and cash management services.
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
Going Concern—The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2025, the Company held cash and cash equivalents of $66.8 million and restricted cash of $149.6 million (including amounts held for sale). During the year ended December 31, 2025, the net decrease in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale) was $4.1 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company forecasts it may not have enough cash to support the Company’s daily operations one year from the date the financial statements are issued due primarily to anticipated debt service costs, debt maturities and the potential termination fee the Company would owe to Ashford LLC upon the triggering of the change of control provision in the Advisory Agreement. We have $1.9 billion of non-recourse loans that mature within one year from the date the financial statements are issued. If these loans are not refinanced and our lenders elect to foreclose on these properties, the change of control provision in the Advisory Agreement could be triggered beginning November 16, 2026 resulting in a termination fee (as defined in the Advisory Agreement - see note 17.) We are taking several steps to reduce our cash utilization and potentially raise additional capital. The Company’s ability to continue as a going concern is dependent upon its ability to improve the profitability of its operations, refinance or extend the maturity of our loans and increase our cash position from the sale of certain hotel properties. While the Company believes in the viability of its strategy, GAAP requires that in making this determination the Company cannot consider any remedies outside of the Company’s control which have not been fully implemented. As such, the Company could not consider future potential fundraising activities, whether through equity or debt offerings or dispositions of hotel properties as we could not conclude they were probable of being effectively implemented.
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
On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce Managing Member LLC (“815 Commerce MM”), which is developing the Le Méridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. The hotel property is subject to a 99-year lease of the land and building that has been accounted for as a failed sale and leaseback.
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
On September 2, 2025, the Company became the sole remaining unit holder and general partner of Stirling OP when Stirling OP redeemed all of its unit holders other than Ashford Trust OP and Ashford TRS for an aggregate of $685,000 in cash. The Company remains the primary beneficiary of Stirling OP and Stirling OP’s properties and debt continue to be reflected on the Company’s balance sheet at their historical carrying values as of December 31, 2025.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the year ended December 31, 2025, Ashford M Investor LLC (“Ashford Investor LLC”) issued preferred membership interests in the Renaissance Hotel in Nashville, Tennessee in return for $88.0 million. The preferred membership interests issued to the holder are classified as liabilities within “indebtedness, net” in the consolidated balance sheet and do not constitute equity at risk. Ashford Investor LLC is considered a VIE. Ashford Trust as managing member, has the power to direct the activities that most significantly impact Ashford Investor LLC’s economic performance, while the holder, as non‑managing member, holds participating rights over certain major decisions but does not have the ability to remove Ashford Trust without cause. Based on these factors, Ashford Trust is identified as the primary beneficiary and consolidates Ashford Investor LLC. See note 7.
Comparability—The following transactions affect reporting comparability of our consolidated financial statements:

Hotel Property	Location	Type	Date
WorldQuest Resort	Orlando, FL	Disposition	August 1, 2023
Sheraton Bucks County	Langhorne, PA	Disposition	November 9, 2023
Embassy Suites Flagstaff	Flagstaff, AZ	Disposition	November 29, 2023
Embassy Suites Walnut Creek	Walnut Creek, CA	Disposition	November 29, 2023
Marriott Bridgewater	Bridgewater, NJ	Disposition	November 29, 2023
Marriott Research Triangle Park	Durham, NC	Disposition	November 29, 2023
W Atlanta	Atlanta, GA	Disposition	November 29, 2023
Courtyard Columbus Tipton Lakes	Columbus, IN	Derecognized	March 1, 2024
Courtyard Old Town	Scottsdale, AZ	Derecognized	March 1, 2024
Residence Inn Hughes Center	Las Vegas, NV	Derecognized	March 1, 2024
Residence Inn Phoenix Airport	Phoenix, AZ	Derecognized	March 1, 2024
Residence Inn San Jose Newark	Newark, CA	Derecognized	March 1, 2024
SpringHill Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
SpringHill Suites Plymouth Meeting	Plymouth Meeting, PA	Derecognized	March 1, 2024
Courtyard Basking Ridge	Basking Ridge, NJ	Derecognized	March 1, 2024
Courtyard Newark Silicon Valley	Newark, CA	Derecognized	March 1, 2024
Courtyard Oakland Airport	Oakland, CA	Derecognized	March 1, 2024
Courtyard Plano Legacy Park	Plano, TX	Derecognized	March 1, 2024
Residence Inn Plano	Plano, TX	Derecognized	March 1, 2024
SpringHill Suites BWI Airport	Baltimore, MD	Derecognized	March 1, 2024
TownePlace Suites Manhattan Beach	Hawthorne, CA	Derecognized	March 1, 2024
Residence Inn Salt Lake City	Salt Lake City, UT	Disposition	March 6, 2024
Hilton Boston Back Bay	Boston, MA	Disposition	April 9, 2024
Hampton Inn Lawrenceville	Lawrenceville, GA	Disposition	April 23, 2024
Courtyard Manchester	Manchester, CT	Disposition	May 30, 2024
SpringHill Suites Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
Fairfield Inn Kennesaw	Kennesaw, GA	Disposition	June 10, 2024
One Ocean	Atlantic Beach, FL	Disposition	June 27, 2024
The Ashton	Fort Worth, TX	Disposition	July 16, 2024
Le Méridien Fort Worth	Fort Worth, TX	Developed	August 29, 2024
Courtyard Boston	Boston, MA	Disposition	January 10, 2025
Residence Inn Evansville	Evansville, IN	Disposition	August 11, 2025
Hilton NASA Clear Lake	Houston, TX	Disposition	August 22, 2025
Residence Inn San Diego	San Diego, CA	Disposition	October 15, 2025
Le Pavillon	New Orleans, LA	Disposition	December 18, 2025
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for FF&E replacements of approximately 4% to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding periods, and expected useful lives. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded impairment charges of $67.6 million, $59.3 million, and $0 for the years ended December 31, 2025, 2024, and 2023, respectively. See note 5.
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
Investments in Unconsolidated Entities—As of December 31, 2025, we held a 15.1% ownership interest in OpenKey and an investment in an entity that owns two resorts in Napa, CA, which are accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. See note 6.

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
Impairment of Notes Receivable—We review notes receivable for impairment each reporting period. The impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The Company will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Loan impairments are recorded as a valuation allowance and a charge to earnings. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the years ended December 31, 2025, 2024 and 2023.
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
Prior to the repayment of the term loan associated with Oaktree Capital Management, L.P. (the “Oaktree Credit Agreement”) on February 12, 2025, we also had debt issuance costs related to delayed draw term loans in the Oaktree Credit Agreement that met the definition of an asset and were amortized on a straight-line basis over the contractual term of the arrangement.
Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements and are presented as an asset on our consolidated balance sheets. See note 21.
Derivative Instruments and Hedging—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in the Secured Overnight Financing Rate (“SOFR”) and RevPAR. Interest rate derivatives could include swaps, caps, floors, and flooridors.
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
Noncontrolling Interests—The redeemable noncontrolling interests in Ashford Trust OP represent the limited partners’ proportionate share of equity in earnings/losses of Ashford Trust OP, which is an allocation of net income attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period. The redeemable noncontrolling interests in Ashford Trust OP is classified in the mezzanine section of the consolidated balance sheets as these redeemable operating partnership units do not meet the requirements for permanent equity classification prescribed by the authoritative accounting guidance because these redeemable operating partnership units may be redeemed by the holder as described in note 13. The carrying value of the noncontrolling interests in Ashford Trust OP is based on the greater of the accumulated historical cost or the redemption value. The noncontrolling interests in consolidated entities also included an ownership interest of 70.7% in 815 Commerce MM as of December 31, 2025.
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
Revenue Recognition—Rooms revenue represents revenue from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation. Our advance deposit balance as of December 31, 2025 and 2024 was $26.7 million and $25.3 million, respectively, and are generally recognized as revenue within a one-year period. These are included in “accounts payable and accrued expenses” on the consolidated balance sheets.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2025, 2024 and 2023, we incurred advertising costs of $10.6 million, $10.4 million and $11.1 million, respectively. Advertising costs are included in “other” hotel expenses in the accompanying consolidated statements of operations.
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
The “Income Taxes” topic of the ASC issued by the Financial Accounting Standards Board (“FASB”) which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2021 through 2025 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Adopted Accounting Standards—In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2025, the Company has prospectively adopted this ASU. The adoption of this ASU only impacted disclosures with respect to the Company’s consolidated financial statements.
Recently Issued Accounting Standards—In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations.
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
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$56,210	$16,388	$5,069	$—	$77,667
Dallas / Ft. Worth Area	5	60,832	15,510	5,277	—	81,619
Houston, TX Area	2	19,919	7,597	1,085	—	28,601
Los Angeles, CA Metro Area	4	71,175	18,217	5,791	—	95,183
Miami, FL Metro Area	2	26,408	10,016	1,825	—	38,249
Minneapolis - St. Paul, MN - WI Area	2	13,858	4,763	729	—	19,350
Nashville, TN Area	1	55,131	34,193	5,598	—	94,922
New York / New Jersey Metro Area	4	42,080	15,192	2,435	—	59,707
Orlando, FL Area	2	21,906	1,595	2,010	—	25,511
Philadelphia, PA Area	1	11,706	1,184	1,153	—	14,043
San Diego, CA Area	1	13,096	1,416	753	—	15,265
San Francisco - Oakland, CA Metro Area	3	39,174	5,193	2,137	—	46,504
Tampa, FL Area	2	29,139	6,817	2,336	—	38,292
Washington D.C. - MD - VA Area	9	125,906	23,928	11,860	—	161,694
Other Areas	24	216,534	42,724	19,877	—	279,135
Disposed properties	5	22,549	2,855	1,708	—	27,112
Corporate	—	—	—	—	1,534	1,534
Total	73	$825,623	$207,588	$69,643	$1,534	$1,104,388

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$55,022	$16,187	$4,106	$—	$75,315
Dallas / Ft. Worth Area	5	53,025	15,132	3,808	—	71,965
Houston, TX Area	2	18,801	7,199	780	—	26,780
Los Angeles, CA Metro Area	4	70,594	18,130	5,408	—	94,132
Miami, FL Metro Area	2	25,539	10,167	1,557	—	37,263
Minneapolis - St. Paul, MN - WI Area	2	13,678	4,618	546	—	18,842
Nashville, TN Area	1	55,203	29,182	5,190	—	89,575
New York / New Jersey Metro Area	4	41,012	14,953	2,141	—	58,106
Orlando, FL Area	2	23,442	1,458	2,256	—	27,156
Philadelphia, PA Area	1	11,096	874	932	—	12,902
San Diego, CA Area	1	14,306	1,600	878	—	16,784
San Francisco - Oakland, CA Metro Area	3	37,914	5,445	1,565	—	44,924
Tampa, FL Area	2	30,096	7,024	2,044	—	39,164
Washington D.C. - MD - VA Area	9	133,045	26,844	9,916	—	169,805
Other Areas	24	222,253	43,368	19,106	—	284,727
Disposed properties	27	84,727	10,400	7,567	—	102,694
Corporate	—	—	—	—	2,325	2,325
Total	95	$889,753	$212,581	$67,800	$2,325	$1,172,459

	Year Ended December 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$64,566	$16,412	$3,670	$—	$84,648
Dallas / Ft. Worth Area	5	51,384	15,630	3,575	—	70,589
Houston, TX Area	2	19,451	7,972	657	—	28,080
Los Angeles, CA Metro Area	4	70,881	17,855	4,063	—	92,799
Miami, FL Metro Area	2	24,919	8,802	1,141	—	34,862
Minneapolis - St. Paul, MN - WI Area	2	14,024	4,997	718	—	19,739
Nashville, TN Area	1	56,640	28,506	3,678	—	88,824
New York / New Jersey Metro Area	4	40,796	15,364	2,275	—	58,435
Orlando, FL Area	2	23,168	1,621	2,023	—	26,812
Philadelphia, PA Area	1	11,609	1,092	855	—	13,556
San Diego, CA Area	1	12,595	1,307	844	—	14,746
San Francisco - Oakland, CA Metro Area	3	35,816	5,144	1,346	—	42,306
Tampa, FL Area	2	29,571	7,371	1,938	—	38,880
Washington D.C. - MD - VA Area	9	128,047	26,112	8,655	—	162,814
Other Areas	24	229,101	42,264	17,209	—	288,574
Disposed properties	34	246,587	32,380	20,101	—	299,068
Corporate	—	—	—	—	2,801	2,801
Total	102	$1,059,155	$232,829	$72,748	$2,801	$1,367,533
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Land	$410,460	$437,567
Buildings and improvements	2,444,715	2,700,234
Furniture, fixtures and equipment	171,635	171,762
Construction in progress	24,937	23,254
Hilton Marietta finance lease	17,269	17,269
Total cost	3,069,016	3,350,086
Accumulated depreciation	(983,772)	(1,030,879)
Investments in hotel properties, net	$2,085,244	$2,319,207

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended December 31, 2025, 2024 and 2023, we recognized depreciation expense of $141.0 million, $152.5 million and $187.4 million, respectively.
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
On May 19, 2025, the Company sold state tax credits held by the Le Méridien Fort Worth for $18.8 million in cash.
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
On October 15, 2025, the Company completed the sale of the 150-room Residence Inn San Diego Sorrento Mesa located in San Diego, California, for $42.0 million, subject to customary pro rations and adjustments, resulting in a recognized gain of $23.5 million. This gain is reported within “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
On December 18, 2025, the Company completed the sale of the 226-room Le Pavillon hotel located in New Orleans, Louisiana for $42.5 million, subject to customary pro rations and adjustments, resulting in a recognized gain of $1.0 million. This gain is reported within “gain (loss) on consolidation of VIE and disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
On March 1, 2024, the Company received notice that the hotel properties securing the KEYS Pool A and KEYS Pool B loans have been transferred to a court-appointed receiver. See note 7 for discussion of activity relating to the KEYS Pool A and KEYS Pool B loans.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The results of operations for these hotel properties are included in net income (loss) through the date of disposition or derecognition for the years ended December 31, 2025, 2024 and 2023. The following table includes condensed financial information from disposed or derecognized hotel properties for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total hotel revenue	$27,112	$102,694	$314,938
Total hotel operating expenses	(21,205)	(72,758)	(215,729)
Property taxes, insurance and other	(1,993)	(7,691)	(19,045)
Depreciation and amortization	(6,801)	(14,363)	(45,103)
Impairment charges	(19,821)	—	—
Total operating expenses	(49,820)	(94,812)	(279,877)
Gain (loss) on consolidation of VIE and disposition of assets and hotel properties	73,100	94,406	10,279
Gain (loss) on derecognition of assets	39,054	167,177	—
Operating income (loss)	89,446	269,465	45,340
Interest income	86	419	435
Interest expense and amortization of discounts and loan costs	(7,227)	(23,129)	(52,971)
Interest expense associated with hotels in receivership	(39,038)	(45,592)	(39,178)
Write-off of premiums, loan costs and exit fees	(336)	(959)	(592)
Gain (loss) on extinguishment of debt	77	2,774	53,386
Income (loss) before income taxes	43,008	202,978	6,420
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(654)	(2,385)	(73)
Net income (loss) attributable to the Company	$42,354	$200,593	$6,347
Impairment Charges
For the year ended December 31, 2025, we recorded impairment charges of $67.6 million. We recorded impairment charges of $31.5 million, $16.3 million, $18.4 million and $1.4 million for the Hilton Alexandria Old Town, the Hilton Santa Cruz Scotts Valley, the New Orleans Le Pavillon Hotel and the Residence Inn Evansville, respectively.
The impairment charges were a result of reduced estimated future cash flows resulting from reductions to the expected holding periods of the hotel properties. The impairment charges for the Residence Inn Evansville, the Hilton Alexandria Old Town, and the New Orleans Le Pavillon Hotel were based on the market approach methodology which compares the net book value of the assets to their fair market value. The impairment charge for the Hilton Santa Cruz Scotts Valley was based on the income approach which utilized a discounted cash flow methodology, supported by the market approach. These valuation techniques are considered Level 3 techniques under the fair value hierarchy.
For the year ended December 31, 2024, we recorded impairment charges of $59.3 million. We recorded impairment charges of $35.9 million for the Hilton Costa Mesa and $23.4 million for the Embassy Suites Portland as a result of reduced estimated cash flows resulting from changes to the expected holding periods of these hotel properties. The impairment charges were based on the income approach utilizing a discounted cash flow methodology, supported by the market approach. These valuation techniques are considered Level 3 techniques under the fair value hierarchy. For the year ended December 31, 2023, no impairment charges were recorded.
The following table presents the fair value of our hotel properties measured at fair value after the aforementioned non-recurring impairment charges as of December 31, 2025, and the related impairment charge recorded (in thousands):

	Fair Value as of December 31, 2025				Year Ended December 31, 2025
	Level 1	Level 2	Level 3	Total	Impairment Charges
Hilton Alexandria Old Town	$—	$—	$60,250	$60,250	$31,484	(1)
Hilton Santa Cruz Scotts Valley	$—	$—	$22,100	$22,100	$16,344	(1)
(1)    The impairment charges were based on the estimated fair value of each applicable hotel property and were recorded during the year ended December 31, 2025.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets Held For Sale
On November 11, 2025, the Company entered into a definitive agreement to sell the 150-room Embassy Suites Houston located in Houston, Texas, and the 150-room Embassy Suites Austin located in Austin, Texas, for a combined purchase price of $27.0 million. The agreement included a nonrefundable deposit of $1.0 million which was paid on November 11, 2025. The Embassy Suites Houston and the Embassy Suites Austin sales closed on February 9, 2026 and February 17, 2026, respectively. See note 25. As of December 31, 2025, these properties were classified as held for sale.
As of December 31, 2024, the Courtyard Boston Downtown located in Boston, Massachusetts, which was sold in January 2025, was classified as held for sale. Depreciation and amortization ceased as of the dates the assets were deemed held for sale. Since the sales of these hotels did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operations were not reported as discontinued operations in the consolidated financial statements.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets were as follows:

	December 31, 2025	December 31, 2024
Assets
Investments in hotel properties, gross	$34,818	$110,295
Accumulated depreciation	(17,391)	(23,173)
Investments in hotel properties, net	17,427	87,122
Cash and cash equivalents	671	15
Restricted cash	—	7,858
Accounts receivable, net	127	652
Inventories	45	—
Deferred costs, net	10	—
Prepaid expenses and other assets	198	583
Due from third-party hotel managers	—	398
Assets held for sale	$18,478	$96,628

Liabilities
Indebtedness, net	$38,820	$97,368
Accounts payable and accrued expenses	2,044	1,389
Accrued interest	354	364
Due to related parties, net	9	—
Due from Ashford Inc.	65	18
Liabilities related to assets held for sale	$41,292	$99,139
6. Investments in Unconsolidated Entities
As of December 31, 2025, the Company had invested $9.1 million in an entity that holds the Meritage Investment in Napa, California, and $5.5 million in OpenKey, a consolidated subsidiary of Ashford Inc. Our investments are recorded as a component of “investment in unconsolidated entities” in our consolidated balance sheets and are accounted for under the equity method of accounting as we have been deemed to have significant influence over the entities under the applicable accounting guidance.
We review our investments in unconsolidated entities for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any other-than-temporary impairment is recorded in equity in earnings (loss) of unconsolidated entities. In the fourth quarter of 2024, we recorded an impairment charge for our OpenKey investment of approximately $1.0 million, which reduced the carrying value to $0. No impairment charges were recorded on our investments during the years ended December 31, 2025 and 2023. During the 4th quarter of 2025, Ashford Inc., Ashford Trust and Braemar entered into a purchase and sale agreement to sell OpenKey. The transaction closed in January 2026.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our carrying value in unconsolidated entities:

	December 31, 2025	December 31, 2024
Carrying value of the Meritage Investment (in thousands)	$7,265	$7,590
The following table summarizes our equity in earnings (loss) of unconsolidated entities (in thousands):

	Year Ended December 31,
	2025	2024	2023
OpenKey	$—	$(566)	$(528)
Meritage Investment	(325)	(795)	(606)
	$(325)	$(1,361)	$(1,134)
7. Indebtedness, net
Indebtedness consisted of the following (in thousands):

						December 31, 2025		December 31, 2024
Indebtedness	Collateral		Maturity	Interest Rate		Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (2)	2	hotels	February 2025		4.45%	$—	$—	$25,882	$38,627
Mortgage loan (3)	1	hotel	March 2025		4.66%	21,971	22,146	22,132	40,276
Mortgage loan (2)	4	hotels	June 2025	SOFR(1) +	4.03%	—	—	143,877	122,603
Mortgage loan (2)	4	hotels	June 2025	SOFR(1) +	4.29%	—	—	159,424	62,801
Mortgage loan (2)	5	hotels	June 2025	SOFR(1) +	3.02%	—	—	109,473	151,592
Mortgage loan (4)	1	hotel	December 2025	SOFR(1) +	4.00%	—	—	37,000	63,633
Term loan (5)	Equity		January 2026		14.00%	—	—	44,722	—
Mortgage loan (6)	18	hotels	January 2026	SOFR(1) +	4.15%	733,625	771,949	862,027	881,867
Mortgage loan (7)	8	hotels	February 2026	SOFR(1) +	3.28%	325,000	222,776	325,000	235,655
Mortgage loan (8)	1	hotel	February 2026	SOFR(1) +	2.85%	12,330	20,699	12,330	21,565
Mortgage loan (9)	14	hotels	March 2026	SOFR(1) +	3.83%	341,203	198,713	409,750	232,485
Mortgage loan (10)	2	hotels	May 2026	SOFR(1) +	4.00%	98,450	104,086	98,450	139,244
Mortgage loan (2)	16	hotels	February 2027	SOFR(1) +	4.37%	580,000	420,162	—	—
Mortgage loan (11)	1	hotel	September 2027	SOFR(1) +	2.26%	218,100	142,041	267,200	148,488
Mortgage loan (12)	1	hotel	November 2027	SOFR(1) +	4.75%	121,500	75,011	121,500	77,165
Mortgage loan	4	hotels	December 2028		8.51%	30,200	32,198	30,200	35,792
Preferred investment (13)	1	hotel	May 2029		11.14%	88,845	—	—	—
Bridge loan (14) (15)	1	hotel	September 2025		7.75%	—	—	20,898	—
Construction loan (14)	1	hotel	May 2033		11.26%	15,660	77,229	15,785	93,219
Total indebtedness						$2,586,884	$2,087,010	$2,705,650	$2,345,012
Premiums (discounts), net						301		331
Capitalized default interest and late charges						2,346		36
Deferred loan costs, net						(24,103)		(8,459)
Embedded debt derivative (5)						—		29,099
Indebtedness, net						$2,565,428		$2,726,657
Indebtedness, net related to assets held for sale (6)	1	hotel	August 2025	SOFR(1) +	3.91%	—		97,368
Indebtedness, net related to assets held for sale (9)	2	hotels	March 2026	SOFR(1) +	3.83%	38,820		—
						$2,526,608		$2,629,289
_____________________________
(1)    SOFR rates were 3.69% and 4.33% at December 31, 2025 and December 31, 2024, respectively.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(3)    As of December 31, 2025, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest of 5.00% was accrued in addition to the stated interest rate, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheet and statement of operations.
(4)    On December 18, 2025, we repaid this mortgage loan in conjunction with the sale of Le Pavillon. See note 5.
(5)    On February 12, 2025, we repaid this term loan including the $30.0 million exit fee.
(6)    In January 2025, this mortgage loan was paid down $118.4 million in conjunction with the sale of the Courtyard Boston Downtown. On July 30, 2025, this mortgage loan was amended. Terms of the amendment included a $10.0 million principal paydown, extending the current maturity date to January 2026, and adding one six-month extension option, subject to the satisfaction of certain conditions. The six-month extension period began in January 2026, and included a $10.0 million principal paydown and increased the interest rate to SOFR + 4.41%.
(7)    This mortgage loan has six one-year extension options, subject to satisfaction of certain conditions. The sixth one-year extension period began in February 2025, subject to satisfaction of certain conditions which must be completed by February 9, 2026. On February 9, 2026, this mortgage loan went into default under the terms and conditions of the mortgage loan agreement and began incurring default interest of 5.00% in addition to the stated interest rate, in accordance with the terms and conditions of the mortgage loan agreement.
(8)     On February 24, 2025, we amended this mortgage loan. Terms of the amendment included extending the current maturity date to February 2026, and adding one one-year extension option, subject to satisfaction of certain conditions. The one-year extension period began in February 2026.
(9)     On April 9, 2025, this mortgage loan was amended. Terms of the amendment included extending the maturity date to March 2026, and adding two one-year extension options, subject to the satisfaction of certain conditions. In August 2025, this mortgage loan was paid down $31.4 million in conjunction with the sales of the Residence Inn Evansville and the Hilton Houston NASA Clear Lake. In October 2025, this mortgage loan was paid down an additional $37.1 million in conjunction with the sale of the Residence Inn San Diego Sorrento Mesa. Subsequent to December 31, 2025, this mortgage loan was paid down $111.1 million in conjunction with the sales of the Hilton St. Petersburg Bayfront, the Embassy Suites Austin and the Embassy Suites Houston. Additionally, in March of 2026, we exercised the first one-year extension option.
(10)     This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 0.50%. Subsequent to December 31, 2025, we paid down $56.0 million in principal on this mortgage loan in conjunction with the sale of the La Posada de Santa Fe.
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
(14)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in notes 2 and 8.
(15)    On August 14, 2025, we repaid this bridge loan.
We recognized net premium (discount) amortization as presented in the table below (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Interest expense and amortization of discounts and loan costs	$29	$(913)	$(18,684)
The amortization of the net premium (discount) is computed using a method that approximates the effective interest method.
During the year ended December 31, 2025, the Company capitalized $14.1 million of default interest and late charges related to our Highland Pool mortgage loan and Morgan Stanley Pool mortgage loan upon the refinancing of the loans. The amount of the capitalized principal that was amortized during the year ended December 31, 2025 was $11.4 million,
During the years ended December 31, 2021 and 2020, the Company entered into forbearance and other agreements which were evaluated to be considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. The amount of capitalized principal that was amortized during the years ended December 31, 2024 and 2023 was $352,000 and $7.8 million, respectively.
All accrued default interest and late charges were capitalized into the principal balance and are amortized over the remaining initial term of the mortgage loans using the effective interest method. The amount of capitalized principal that was written off during the years ended December 31, 2025, 2024 and 2023 was $333,000, $8,000, and $151,000, respectively. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
Amendments to the Oaktree Credit Agreement

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
On March 11, 2024, we entered into Amendment No. 3 to the Oaktree Credit Agreement which, among other items, (i) extended the Credit Agreement to January 15, 2026, (ii) removed the $50 million minimum cash requirement, (iii) removed the 3% increase in the interest rate if cash is below $100 million, (iv) removed the provision in which a default under mortgage indebtedness is a default under the Credit Agreement, and (v) increased the interest rate by 3.5% if the principal balance is not less than $100 million as of September 30, 2024 or not fully repaid by March 31, 2025. On February 12, 2025, we repaid the outstanding balance on the Oaktree Credit Agreement and the associated $30.0 million exit fee.
Derecognition of Assets
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
Subsequent to March 31, 2024, we recognized an additional gain of $33.3 million, which is included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The additional gain primarily represents the additional accrued interest expense recorded through December 31, 2024. In total for the year ended December 31, 2024, we recognized a gain of $167.2 million.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third-party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced by $45.0 million for the amounts attributable to each hotel as of December 31, 2024.
For the year ended December 31, 2025, we recognized an additional gain of $39.1 million, which was included in “gain (loss) on derecognition of assets” in our consolidated statement of operations that increased the contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
On June 25, 2025 and December 22, 2025, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Oakland and SpringHill Suites BWI Airport to a third-party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced by $50.6 million for the amounts attributable to each hotel as of December 31, 2025.
On March 4, 2026, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the SpringHill Suites Plymouth Meeting to a third-party purchaser.
Other
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
On March 6, 2025, the $22.1 million non-recourse mortgage loan secured by the Hilton Santa Cruz Scotts Valley reached final maturity and was not repaid, resulting in a default under the terms and conditions of the mortgage loan agreement.
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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of December 31, 2025, we were in compliance with all covenants related to mortgage loans, except where noted above. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities and scheduled amortizations of indebtedness as of December 31, 2025 for each of the five following years and thereafter are as follows (in thousands), excluding extension options:

2026	$1,532,727
2027	919,766
2028	30,381
2029	89,054
2030	233
Thereafter	14,723
Total	$2,586,884
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
The following table summarizes the note receivable (dollars in thousands):

	Interest Rate	December 31, 2025	December 31, 2024
Note receivable (1)	18.0%	$12,187	$10,565
_____________________________
(1)    As of December 31, 2025, the Company’s note receivable balance consists of advances of $8.9 million and accrued interest of $3.3 million.
The following table summarizes the interest income associated with the note receivable (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Interest income	$1,596	$1,218	$501
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our interest rate derivatives entered into over each applicable period:

	Year Ended December 31,
	2025		2024		2023
Interest rate caps:
Notional amount (in thousands)	$1,642,505	(1)	$2,341,742	(1)	$2,583,271	(1)
Strike rate low end of range	4.00%		3.10%		2.50%
Strike rate high end of range	5.25%		7.31%		6.90%
Effective date range	February 2025 - September 2025		February 2024 - December 2024		March 2023 - December 2023
Termination date range	January 2026 - September 2027		February 2025 - November 2027		February 2024 - June 2025
Total cost (in thousands)	$5,120		$15,532		$28,256

Interest rate floors:
Notional amount (in thousands)	$—		$121,500	(1)	$—
Strike rate low end of range	—%		2.75%		—%
Strike rate high end of range	—%		2.75%		—%
Effective date range			November 2024
Termination date range			November 2027
Total cost (in thousands)	$—		$754		$—
_______________
(1)These instruments were not designated as cash flow hedges.
We held interest rate instruments as summarized in the table below:

	December 31, 2025		December 31, 2024
Interest rate caps:
Notional amount (in thousands)	$2,068,205	(1)	$2,477,192	(1)
Strike rate low end of range	4.00%		3.10%
Strike rate high end of range	5.50%		7.31%
Termination date range	January 2026 - November 2027		January 2025 - November 2027
Aggregate principal balance on corresponding mortgage loans (in thousands)	$1,764,005		$2,123,951

Interest rate floors:
Notional amount (in thousands)	$121,500	(1)	$121,500	(1)
Strike rate low end of range	2.75%		2.75%
Strike rate high end of range	2.75%		2.75%
Termination date range	November 2027		November 2027
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2025, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 3.688% to 3.104% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
The Company initially recorded an embedded debt derivative of $43.7 million, which was attributed to the compound embedded derivative liability associated with the Oaktree term loan until the Company’s repayment of the Oaktree term loan on February 12, 2025.
The compound embedded derivative liability was considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation, which were based on ‘with and without’ valuation models. Based on the terms and provisions of the Oaktree Credit Agreement, with the assistance of a valuation specialist, the Company utilized a risk neutral model to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates. The risk neutral model was designed to utilize market data and the Company’s best estimate of the timing and likelihood of the settlement events that were related to the embedded derivative features in order to estimate the fair value of the respective notes with these embedded derivative features.
The fair value of the notes with the derivative features was compared to the fair value of a plain vanilla note (excluding the derivative features), which was calculated based on the present value of the future default adjusted expected cash flows. The difference between the two values represented the fair value of the bifurcated derivative features as of each respective valuation date.
The following table includes a summary of the compound embedded derivative liabilities measured at fair value using significant unobservable (Level 3) inputs (in thousands):

Fair Value
Balance at December 31, 2022	$23,687
Re-measurement of fair value	9
Balance at December 31, 2023	23,696
Re-measurement of fair value	5,403
Balance at December 31, 2024	29,099
Re-measurement of fair value	901
Payment of derivative liability	(30,000)
Balance at December 31, 2025	$—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$177	$—	$177
Interest rate derivatives – caps	—	233	—	233
Total	$—	$410	$—	$410	(1)

December 31, 2024:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$434	$—	$434
Interest rate derivatives – caps	—	2,160	—	2,160
Total	$—	$2,594	$—	$2,594	(1)
Liabilities
Embedded debt derivative	$—	$—	$(29,099)	$(29,099)	(2)
Net	$—	$2,594	$(29,099)	$(26,505)
____________________________________
(1)    Reported as “derivative assets” in our consolidated balance sheets.
(2)    Reported in “indebtedness, net” in our consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2025		2024		2023
Assets
Derivative assets:
Interest rate derivatives - floors	$(257)		$(320)		$—
Interest rate derivatives - caps	(4,188)		(757)		(2,191)
	(4,445)		(1,077)		(2,191)
Liabilities
Derivative liabilities:
Embedded debt derivative	(901)		(5,403)		(9)
Net	$(5,346)		$(6,480)		$(2,200)

Total combined
Interest rate derivatives - floors	$(257)		$(320)		$—
Interest rate derivatives - caps	(5,363)		(27,067)		(44,032)
Embedded debt derivative	(901)		(5,403)		(9)
Unrealized gain (loss) on derivatives	(6,521)	(1)	(32,790)	(1)	(44,041)	(1)
Realized gain (loss) on interest rate caps	1,175	(1) (2)	26,310	(1) (2)	41,841	(1) (2)
Net	$(5,346)		$(6,480)		$(2,200)
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

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$410	$410	$2,594	$2,594
Financial liabilities measured at fair value:
Embedded debt derivative	$—	$—	$29,099	$29,099

Financial assets not measured at fair value (1):
Cash and cash equivalents	$66,816	$66,816	$112,922	$112,922
Restricted cash	149,580	149,580	107,553	107,553
Accounts receivable, net	32,879	32,879	36,231	36,231
Notes receivable, net	12,187	12,187	10,565	10,565
Due from third-party hotel managers	25,667	25,667	21,604	21,604

Financial liabilities not measured at fair value (1):
Indebtedness	$2,587,185	$2,587,088	$2,705,981	$2,695,013
Indebtedness associated with hotels in receivership	272,800	229,172	314,640	257,546
Accounts payable and accrued expenses	125,817	125,817	138,895	138,895
Accrued interest payable	14,347	14,347	10,576	10,576
Accrued interest associated with hotels in receivership	82,338	82,338	52,031	52,031
Dividends and distributions payable	4,247	4,247	3,952	3,952
Due to Ashford Inc., net	40,708	40,708	25,653	25,653
Due to related parties, net	1,958	1,958	2,850	2,850
Due to third-party hotel managers	882	882	1,145	1,145
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of December 31, 2025 and December 31, 2024.
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
Derivative assets and embedded debt derivative. See notes 7 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness and indebtedness associated with hotels in receivership. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of total indebtedness to be approximately 100.0% of the carrying value of $2.6 billion at December 31, 2025 and approximately 99.6% of the carrying value of $2.7 billion at December 31, 2024. We estimated the fair value of indebtedness associated with hotels in receivership to be approximately 84.0% of the carrying value of $272.8 million at December 31, 2025 and approximately 81.9% of the carrying value of $314.6 million at December 31, 2024. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Year Ended December 31,
	2025	2024	2023
Income (loss) allocated to common stockholders – basic and diluted:
Income (loss) attributable to the Company	$(179,839)	$(60,300)	$(178,489)
Less: dividends on preferred stock	(28,216)	(22,686)	(15,921)
Less: deemed dividends on redeemable preferred stock	(6,949)	(2,906)	(2,673)
Add: gain (loss) on extinguishment of preferred stock	—	3,370	3,390
Distributed and undistributed income (loss) allocated to common stockholders – basic and diluted	$(215,004)	$(82,522)	$(193,693)

Weighted average common shares outstanding:
Weighted average shares outstanding – basic and diluted	5,974	4,706	3,452

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(35.99)	$(17.54)	$(56.11)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(35.99)	$(17.54)	$(56.11)

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(3,262)	683	$(2,239)
Dividends on preferred stock – Series J (inclusive of deemed dividends)	18,609	13,276	6,014
Dividends on preferred stock – Series K (inclusive of deemed dividends)	1,757	1,169	317
Dividends on preferred stock – Series L (inclusive of deemed dividends)	1,280	—	—
Dividends on preferred stock – Series M (inclusive of deemed dividends)	2,663	—	—
Total	$21,047	$15,128	$4,092

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	7	7	—
Effect of assumed conversion of operating partnership units	97	64	42
Effect of assumed issuance of shares for term loan exit fee	—	—	175
Effect of assumed conversion of preferred stock – Series J	32,856	15,713	1,693
Effect of assumed conversion of preferred stock – Series K	3,137	1,187	93
Effect of assumed conversion of preferred stock – Series L	524	—	—
Effect of assumed conversion of preferred stock – Series M	1,084	—	—
Total	37,705	16,971	2,003
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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Ashford Trust OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The criteria for the Performance LTIP units are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the applicable measurement date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of performance grants earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of Performance LTIP units to be earned based on the applicable performance conditions is determined upon the final vesting date. The initial calculation of the Performance LTIP units earned can range from 0% to 200% of target, which is

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation of the number of performance awards earned based on the applicable performance targets resulting in a final award calculation ranging from 0% to 250% of the target amount. During the year ended December 31, 2025, Performance LTIPs granted in 2023 vested at 19% of target based on the performance conditions met over the performance period.
As of December 31, 2025, there are approximately 69,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units, other than approximately 22,000 LTIP and 35,000 Performance LTIP units, had reached full economic parity with, and are convertible into, common units.
We recorded compensation expense for Performance LTIP units and LTIP units as presented in the table below (in thousands):

		Year Ended December 31,
Type	Line Item	2025	2024	2023
Performance LTIP units	Advisory services fee	$(348)	$926	$783
LTIP units	Advisory services fee	—	86	435
LTIP units	Corporate, general and administrative	—	4	15
LTIP units - independent directors	Corporate, general and administrative	—	135	475
		$(348)	$1,151	$1,708
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	December 31, 2025	December 31, 2024
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$20,516	$22,509
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$187,846	$186,235
Ownership percentage of operating partnership	1.43%	1.02%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$3,262	$683	$2,239
A summary of the activity of the units in our operating partnership is as follow (in thousands):

	Year Ended December 31,
	2025	2024	2023
Outstanding at beginning of year	121	198	167
LTIP units issued	—	10	11
Performance LTIP units issued	—	—	28
Performance LTIP units canceled	(26)	(87)	(8)
Outstanding at end of year	95	121	198
Common units convertible/redeemable at end of year	37	38	36
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended December 31, 2025, 2024 and 2023, no shares of our common stock or preferred stock have been repurchased under the Repurchase Program.
In addition, we acquired approximately 7,000, 3,000 and 3,000 shares of our common stock in 2025, 2024 and 2023, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
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
Preferred Stock
8.45% Series D Cumulative Preferred Stock. At December 31, 2025 and 2024, there were 1.1 million and 1.1 million shares of Series D Cumulative Preferred Stock outstanding, respectively. The Series D Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series F Cumulative Preferred Stock (noted below), Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock (see note 16), Series K Preferred Stock (see note 16), Series L Preferred Stock (see note 16) and Series M Preferred Stock (see note 16) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series D Cumulative Preferred Stock is redeemable at our option for cash, in whole or from time to time in part, at a redemption price of $25 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D Cumulative Preferred Stock quarterly dividends are set at the rate of 8.45% per annum of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.1124 per share). The dividend rate increases to 9.45% per annum if these shares are no longer traded on a major stock exchange. In general, Series D Cumulative Preferred Stockholders have no voting rights.
7.375% Series F Cumulative Preferred Stock. At December 31, 2025 and 2024, there were 1.0 million and 1.0 million shares of 7.375% Series F Cumulative Preferred Stock outstanding, respectively. The Series F Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series G Cumulative Preferred Stock (noted below), Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock and Series M Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series F Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series F Cumulative Preferred Stock is redeemable at our option for cash (on or after July 15, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series F Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series F Cumulative Preferred Stock is convertible into a maximum 0.00969 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series F Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series F cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series F

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series F Cumulative Preferred Stock will not impact our earnings per share calculations. Series F Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series F Cumulative Preferred Stockholders have no voting rights.
7.375% Series G Cumulative Preferred Stock. At December 31, 2025 and 2024, there were 1.5 million and 1.5 million shares of 7.375% Series G Cumulative Preferred Stock outstanding, respectively. The Series G Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series H Cumulative Preferred Stock (noted below), Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock and Series M Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series G Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series G Cumulative Preferred Stock is redeemable at our option for cash (on or after October 18, 2021), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series G Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series G Cumulative Preferred Stock is convertible into a maximum 0.00833 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series G Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series G cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series G Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series G Cumulative Preferred Stock will not impact our earnings per share calculations. Series G Cumulative Preferred Stock quarterly dividends are set at the rate of 7.375% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8436 per share). In general, Series G Cumulative Preferred Stockholders have no voting rights.
7.50% Series H Cumulative Preferred Stock. At December 31, 2025 and 2024, there were 1.0 million and 1.0 million shares of 7.50% Series H Cumulative Preferred Stock outstanding, respectively. The Series H Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock, Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock, Series I Cumulative Preferred Stock (noted below), Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock and Series M Preferred Stock and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series H Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series H Cumulative Preferred Stock is redeemable at our option for cash (on or after August 25, 2022), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series H Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series H Cumulative Preferred Stock is convertible into a maximum 0.00825 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series H Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series H cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series H Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series H Cumulative Preferred Stock will not impact our earnings per share. Series H Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series H Cumulative Preferred Stockholders have no voting rights.
7.50% Series I Cumulative Preferred Stock. At December 31, 2025 and 2024, there were 1.0 million and 1.0 million shares of 7.50% Series I Cumulative Preferred Stock outstanding, respectively. The Series I Cumulative Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series D Cumulative Preferred Stock, Series F Cumulative Preferred Stock, Series G Cumulative Preferred Stock, Series H Cumulative Preferred Stock, Series J Preferred Stock, Series K Preferred Stock, Series L Preferred Stock and Series M Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series I Cumulative Preferred Stock has no maturity date, and we are not required to redeem the shares at any time. Series I Cumulative Preferred Stock is redeemable at our option for cash (on or after November 17, 2022), in whole or from time to time in part, at a redemption price of $25.00 per

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
share plus accrued and unpaid dividends, if any, at the redemption date. Series I Cumulative Preferred Stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series I Cumulative Preferred Stock is convertible into a maximum 0.00806 shares of our common stock in those limited circumstances. The actual number is based on a formula as defined in the Series I Cumulative Preferred Stock agreement (unless the Company exercises its right to redeem the Series I cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series I Cumulative Preferred Stock to common stock have not been met as of period end. Therefore, Series I Cumulative Preferred Stock will not impact our earnings per share. Series I Cumulative Preferred Stock quarterly dividends are set at the rate of 7.50% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $1.8750 per share). In general, Series I Cumulative Preferred Stockholders have no voting rights.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Ashford Trust entered into privately negotiated exchange agreements with certain holders of its preferred stock. The table below summarizes the activity (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued	Preferred Shares Tendered	Common Shares Initially Issued	Common Shares Issued
8.45% Series D Cumulative Preferred Stock	49	1,007	101	14	89	9
7.375% Series F Cumulative Preferred Stock	138	1,863	187	76	527	53
7.375% Series G Cumulative Preferred Stock	61	1,070	107	—	—	—
7.50% Series H Cumulative Preferred Stock	132	1,698	170	138	882	88
7.50% Series I Cumulative Preferred Stock	127	2,103	210	92	612	61
	507	7,741	775	320	2,110	211
Dividends—A summary of dividends declared is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Common stock	$—	$—	$—
Preferred stock:
Series D Cumulative Preferred Stock	2,347	2,397	2,472
Series F Cumulative Preferred Stock	1,912	1,970	2,272
Series G Cumulative Preferred Stock	2,712	2,756	2,824
Series H Cumulative Preferred Stock	1,946	2,001	2,389
Series I Cumulative Preferred Stock	1,939	2,023	2,306
Total dividends declared	$10,856	$11,147	$12,263
Noncontrolling Interest in Consolidated Entities—On September 2, 2025, the Company became the sole remaining unit holder and general partner of Stirling OP when Stirling OP redeemed all of its unit holders other than Ashford Trust OP and Ashford TRS. As of December 31, 2025 and 2024, noncontrolling interest holders in Stirling OP held interests of $0 and $374,000, respectively.
At December 31, 2025 and 2024, our noncontrolling interest partner held an interest in 815 Commerce MM of $15.5 million and $13.0 million, respectively.
The table below summarizes (income) loss allocated to noncontrolling interests in consolidating entities (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
(Income) loss allocated to noncontrolling interests in consolidated entities	$5,058	$4,028	$6
Shareholder Rights Plan—On December 15, 2025, we adopted a shareholder rights plan by entering into a Rights Agreement, dated December 15, 2025, with ComputerShare Trust Company, N.A., as rights agent (the “Rights Agreement”). The Rights Agreement is designed to prevent the Company from facing a substantial limitation on its ability to use its Tax Benefits (as such term is defined in the Rights Agreement) to offset potential future income taxes for federal income tax purposes and realize other efficiencies. The Board implemented the rights plan by declaring a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividends were distributed on December 26, 2025, to our stockholders of record on that date. Each of those Rights becomes exercisable on the date on which the Rights separate and begin trading separately from our common stock and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series N Junior Participating Preferred Stock, par value $0.01 per share (“Series N Preferred Stock”), at a price of $20 per one one-thousandth of a share of our Series N Junior Participating Preferred Stock represented by such Right, subject to adjustment. The Rights will expire on the earliest of (i) 5:00 p.m. New York City time on December 14, 2026, (ii) the effective date of the repeal of Section 382 of the Code or any successor statute if the Board determines in its sole discretion that the Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits, or (iii) the first day of a taxable year of the Company to which the Board determines in its sole discretion that no Tax Benefits may be carried forward, unless the expiration date is extended or unless the Rights are earlier redeemed by the Company. The value of the Rights was de minimis.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Stock-Based Compensation
Under the 2021 Stock Incentive Plan approved by stockholders, we are authorized to grant approximately 364,000 shares of restricted stock and performance stock units as incentive stock awards. At December 31, 2025, approximately 190,000 shares were available for future issuance under the 2021 Stock Incentive Plan.
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
At December 31, 2025, the unamortized cost of the unvested restricted stock was $169,000 which will be amortized over a period of 1.5 years with a weighted average period of 1.5 years.
The following table summarizes the stock-based compensation expense (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Advisory services fee	$113	$266	$1,446
Management fees	—	—	10
Corporate, general and administrative	—	11	89
Corporate, general and administrative - independent directors	—	54	170
Corporate, general and administrative - Stirling OP	13	92	—
	$126	$423	$1,715
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2025		2024		2023
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	51	$6.00	5	$261.73	12	$206.34
Restricted stock granted	—	—	56	6.55	4	40.10
Restricted stock vested	(17)	6.00	(10)	149.84	(11)	230.60
Outstanding at end of year	34	$6.00	51	$6.00	5	$261.73
The fair value of restricted stock vested during the years ended December 31, 2025, 2024 and 2023 was $102,000, $121,000 and $417,000, respectively.
Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of performance stock units (“PSUs”), which have a cliff vesting period of three years, to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period. The criteria for the PSUs are based on performance conditions and market conditions under the relevant literature. The corresponding compensation cost is recognized, based on the corresponding measurement date fair value of the award, ratably over the service period for the award as the service is rendered, which may vary from period to period, as the number of PSUs earned may vary based on the estimated probable achievement of certain performance targets (performance conditions). The number of PSUs to be earned based on the applicable performance conditions is determined upon the final vesting date. The initial calculation of PSUs earned can range from 0% to 200% of target, which is further subjected to a specified absolute total stockholder return modifier (market condition) based on the formulas determined by the Company’s compensation committee on the grant date. This will result in an adjustment (75% to 125%) of the initial calculation for the number of PSUs earned based on the applicable performance targets resulting in a final award calculation ranging from 0% to 250% of the target amount. During the year ended December 31, 2025, Performance Stock Units granted in 2023 vested at 19% of target based on the performance conditions met over the performance period.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the compensation expense (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Advisory services fee	$(539)	$523	$604
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2025		2024		2023
	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant	Units	Weighted Average Price at Grant
Outstanding at beginning of year	16	$49.27	19	$78.05	14	$290.41
PSUs granted	—	—	—	—	16	36.80
PSUs vested	(3)	49.27	(2)	56.40	(8)	297.00
PSUs canceled	(13)	49.27	(1)	56.40	(3)	297.00
Outstanding at end of year	—	$—	16	$49.27	19	$78.05
16. Redeemable Preferred Stock
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
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends (with no redemption fee). The Company has the right, in its sole discretion, to redeem the shares in cash or in shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption. The Series J Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash upon a change of control.
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
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series J Preferred Stock shares issued (1)	883	3,329	3,371
Net proceeds	$19,877	$74,897	$75,837
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	December 31, 2025	December 31, 2024
Series J Preferred Stock	$179,818	$156,671
Cumulative adjustments to Series J Preferred Stock (1)	9,469	6,038
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series J Preferred Stock	$15,178	$10,711	$3,467
The following table summarizes Series J Preferred Stock redemptions settled in cash (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series J Preferred Stock shares redeemed	—	—	3
Redemption amount, net of redemption fees	$—	$—	$78

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes Series J Preferred Stock redemptions settled in common stock (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series J Preferred Stock shares redeemed	155	90	—
Redemption amount, net of redemption fees	$3,653	$2,098	$—
Common shares issued upon redemption	586	235	—
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
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends (with no redemption fee). The Company has the right, in its sole discretion, to redeem the shares in cash or in shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption. The Series K Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash upon a change of control.
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
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series K Preferred Stock shares issued (1)	166	438	192
Net proceeds	$4,036	$10,631	$4,664
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	December 31, 2025	December 31, 2024
Series K Preferred Stock	$18,215	$14,869
Cumulative adjustments to Series K Preferred Stock (1)	741	487
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series K Preferred Stock	$1,503	$828	$191
The following table summarizes Series K Preferred Stock redemptions settled by the issuance of common stock (in thousands):

	Year Ended December 31,
	2025	2024	2023
Series K Preferred Stock shares redeemed	38	32	—
Redemption amount, net of redemption fees	$959	$796	$—
Common shares issued upon redemption	155	91	—
Series L Redeemable Preferred Stock
The Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series L Preferred Stock (the “Series L Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 12.0 million shares of Series L Preferred Stock or Series M Preferred Stock (as defined below) in a primary offering at a price of $25.00 per share, subject to offering discounts. The Company is also offering a maximum of 4.0 million shares of the Series L Preferred Stock or Series M Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”). On December 9, 2025, the Company terminated the primary offering of the Company’s Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The Company continued to offer shares of its Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock pursuant to its dividend reinvestment plan beyond the termination of the primary offering.

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
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends (with no redemption fee). The Company has the right, in its sole discretion, to redeem the shares in cash or in shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption. The Series L Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash upon a change of control.
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
The issuance activity of the Series L Preferred Stock is summarized below (in thousands):

Year Ended December 31,
2025
Series L Preferred Stock shares issued (1)	243
Net proceeds	$5,027
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
The redemption value adjustment of Series L Preferred Stock is summarized below (in thousands):

December 31, 2025
Series L Preferred Stock	$5,484
Cumulative adjustments to Series L Preferred Stock (1)	1,064
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

Year Ended December 31,
2025
Series L Preferred Stock	$216
The following table summarizes Series L Preferred Stock redemptions settled by the issuance of common stock (in thousands):

Year Ended December 31,
2025
Series L Preferred Stock shares redeemed	5
Redemption amount, net of redemption fees	$126
Common shares issued upon redemption	39
Series M Redeemable Preferred Stock
The Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series M Preferred Stock (the “Series M Preferred Stock). Pursuant to such equity distribution agreements, the Company is offering a maximum of 12.0 million shares of Series L Preferred Stock or Series M Preferred Stock in a primary offering at a price of $25.00 per share, subject to offering discounts. The Company is also offering a maximum of 4.0 million shares of the Series L Preferred Stock or Series M Preferred Stock pursuant to the DRIP at the Stated Value. On December 9, 2025, the Company terminated the primary offering of the Company’s Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The Company continued to offer shares of its Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock pursuant to its dividend reinvestment plan beyond the termination of the primary offering.
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
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends (with no redemption fee). The Company has the right, in its sole discretion, to redeem the shares in cash or in shares

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption. The Series M Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon a change of control, the Company, at its option, may redeem, within 120 days, outstanding shares at a redemption price equal to the Stated Value plus an amount equal to any accrued but unpaid dividends. The Company must pay the redemption price in cash upon a change of control.
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
The issuance activity of the Series M Preferred Stock is summarized below (in thousands):

Year Ended December 31,
2025
Series M Preferred Stock shares issued (1)	565
Net proceeds	$12,605
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The redemption value adjustment of Series M Preferred Stock is summarized below (in thousands):

December 31, 2025
Series M Preferred Stock	$13,566
Cumulative adjustments to Series M Preferred Stock (1)	2,200
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

Year Ended December 31,
2025
Series M Preferred Stock	$463
The following table summarizes Series M Preferred Stock redemptions settled by the issuance of common stock (in thousands):

Year Ended December 31,
2025
Series M Preferred Stock shares redeemed	14
Redemption amount, net of redemption fees	$347
Common shares issued upon redemption	64
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
We reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the Advisory Agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to officers and employees of Ashford LLC in connection with providing advisory services.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
If we terminate the Advisory Agreement without cause or upon a change of control, we will be required to pay on or before the termination date our advisor a termination fee equal to:
•(A) 1.1 multiplied by the greater of (i) 12 times the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; (ii) the earnings multiple for our advisor’s common stock for the 12 month period preceding the termination date of the advisory agreement multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; or (iii) the simple average of the earnings multiples for each of the three fiscal years preceding the termination of the advisory agreement multiplied by the net earnings of our advisor for the 12 month period preceding the termination date of the advisory agreement; plus
•(B) an additional amount such that the total net amount received by our advisor after the reduction by state and U.S. federal income taxes at an assumed combined rate of 40% on the sum of the amounts described in (A) and (B) shall equal the amount described in (A); provided, that, the minimum amount of any termination fee calculated as of any date of determination shall be the greater of (i) the fee that would have been payable had such termination fee been calculated as of December 31, 2025 and (ii) the fee calculated as of such date of determination.
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2025	2024	2023
Advisory services fee
Base advisory fee	$32,875	$32,017	$33,109
Reimbursable expenses (1)	16,250	23,662	12,473
Equity-based compensation (2)	(773)	1,801	3,268
Total advisory services fee	$48,352	$57,480	$48,850
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
From August 8, 2024 through November 10, 2025, the Company and Ashford LLC entered into six amendments to the Advisory Agreement (the “Amendments”). The Amendments extended the outside date from May 31, 2025 to November 15, 2026 for which any sale or disposition of any of the Company’s Highland Portfolio and JPM8 hotel properties securing the associated mortgage loans following an event of default (as defined in the Advisory Agreement) would be excluded from the numerator of the calculation of the percentage of gross book value of the Company’s assets sold or disposed (but, for the avoidance of doubt, included in the denominator of such calculation) for purposes of determining whether a Company Change of Control (as defined in the Advisory Agreement) had occurred.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On December 23, 2025, Ashford Inc. and Ashford Hospitality Advisors LLC delivered written notice to the Company of the Advisor’s election to extend the term of the Advisory Agreement for an additional ten-year term, commencing on January 14, 2031 and expiring on January 14, 2041. All terms, conditions, rights and obligations under the Advisory Agreement will remain in full force and effect during the extended term, subject to Section 6.5 of the Advisory Agreement that provides the parties to the Advisory Agreement the right to renegotiate the amount of the Base Fee or Incentive Fee (as such terms are defined in the Advisory Agreement) payable by the Company.
Limited Waivers Under Advisory Agreement with Ashford Trust OP
On March 2, 2023, we entered into a Limited Waiver Under Advisory Agreement (the “2023 Limited Waiver”) with Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLC. Pursuant to the 2023 Limited Waiver, the Company, Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLC waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2023 cash incentive compensation to employees and other representatives of our advisor; provided that such awarded cash incentive compensation does not exceed $13.1 million, in the aggregate, during the waiver period.
On March 11, 2024, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2024 Limited Waiver”). Pursuant to the 2024 Limited Waiver, the Company, Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLC waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2024, cash incentive compensation to employees and other representatives of the Advisor.
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2025 Limited Waiver”). Pursuant to the Limited Waiver, the Company, Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLCwaive the operation of any provision in our Advisory Agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during the first and second fiscal quarters of calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.
On December 9, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “December 2025 Limited Waiver”). The December 2025 Limited Waiver permits the Company, Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLC to proceed with the Retention Agreement and related reimbursements for severance or non‑compete payments to Stephen Zsigray without triggering restrictions under the Advisory Agreement, and it is effective solely for this specific instance.
Promissory Note with Ashford LLC
On August 14, 2025, Ashford Trust OP executed a promissory note with Ashford LLC allowing Ashford Trust OP to draw up to $20 million in cash through August 15, 2026 to fund certain permitted costs (as defined in the promissory note). Funds advanced under the promissory note bear interest at an annual rate of 10.0% which may be paid in cash or paid in-kind at Ashford OP’s discretion. The maturity date of the promissory note was August 15, 2026, at which time all principal drawn upon and outstanding interest would have been due and payable. As collateral to secure the repayment of any amounts advanced by Ashford LLC under the promissory note, the Company pledged to Ashford LLC the Company’s equity in Ashford Trust OP subject to Ashford LLC’s filing of a financing statement in the appropriate jurisdiction. On November 10, 2025, Ashford Trust OP executed an amendment to the promissory note with Ashford LLC to allow Ashford Trust OP to draw up to $40 million in cash through November 15, 2026 to fund permitted costs (as defined in the promissory note). Funds advanced under the amended promissory note continued to bear interest at an annual rate of 10% which may be paid in cash or paid in-kind at Ashford OP’s discretion. As of December 31, 2025, no amount had been drawn under the amended promissory note.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Advisory Agreement with Stirling OP
Effective December 6, 2023, Stirling REIT Advisors, LLC (“Stirling Advisor”), a subsidiary of Ashford Inc., entered into an advisory agreement with Stirling OP to act as Stirling OP’s advisor. On September 2, 2025, the advisory agreement with Stirling OP was terminated when the Company became the sole remaining unit holder and general partner of Stirling OP. See note 2. Stirling Advisor was paid an annual management fee (payable monthly in arrears) of 1.25% of aggregate NAV represented by the Class T, Class S, Class D and Class I shares of Stirling Inc. Additionally, Stirling OP paid Stirling Advisor a management fee equal to 1.25% of the aggregate NAV of Stirling OP attributable to such Class T, Class S, Class D and Class I operating partnership units not held by Stirling Inc. per annum payable monthly in arrears. No management fee was paid with respect to Class E shares of Stirling Inc. or Class E units of Stirling OP. The management fee was allocated on a class-specific basis and borne by all holders of the applicable class. The management fee was paid, at Stirling Advisor’s election, in cash, Class E shares of Stirling Inc. or Class E units of Stirling OP.
The following table summarizes the advisory services fees incurred prior to September 2, 2025 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Advisory services fee
Base advisory fee	$363	$478	$67
Reimbursable expenses (1)	111	194	10
Performance participation fee	213	454	—
Total advisory services fee	$687	$1,126	$77
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
Cash Management
The Company, Ashford Inc. and Braemar Hotels & Resorts Inc. (“Braemar”) are subject to an agreement pursuant to which Ashford LLC is to implement the REIT’s cash management strategies. This includes actively managing the REIT’s excess cash by primarily investing in short-term U.S. Treasury securities. The annual fee is 20 basis points (“bps”) of the average daily balance of the funds managed by Ashford LLC and is payable monthly in arrears.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Lismore
We engage Lismore or its subsidiaries to provide debt placement services, assist with loan modifications or refinancings on our behalf and provide brokerage services. During the years ended December 31, 2025, 2024 and 2023, we incurred fees of $2.4 million, $3.4 million and $2.4 million, respectively.
Ashford Securities
Effective January 1, 2024, Ashford Trust, Ashford Inc. and Braemar (collectively, the “Parties” and each individually, a “Party”) entered into a Fourth Amended and Restated Contribution Agreement with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). The Fourth Amended and Restated Contribution Agreement stated that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter were based on the ratio of the amounts raised by each Party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties made true up payments to each other to settle the difference. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Ashford Trust making a payment of approximately $3.4 million to Ashford Inc.
Effective December 9, 2025, the Parties entered into the Wind‑Down and Investor Servicing Cost Sharing Agreement providing for the orderly wind‑down of Ashford Securities as a FINRA member and SEC‑registered broker‑dealer and allocating all related wind‑down and investor servicing costs among the Parties based on each Party’s proportion of outstanding shares in applicable investment products as of each quarterly measurement date. The agreement supersedes prior cost‑allocation terms solely with respect to these wind‑down and servicing obligations and remains in effect until completion of the wind‑down and the end of all related servicing requirements.
As of December 31, 2025, Ashford Trust has funded approximately $17.0 million and had a $2.4 million payable. As of December 31, 2024, Ashford Trust had funded approximately $13.2 million and had a $503,000 payable. The payables were included in “due to Ashford Inc., net” on our consolidated balance sheets.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Corporate, general and administrative	$7,194	$9,489	$3,030
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
Hotel Management Services
As of December 31, 2025, Remington Hospitality managed 50 of our 68 hotel properties.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2025
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Management Fees	Other Hotel Expenses
Ashford LLC	Insurance claims services	$11	$—	$—	$—	$—	$—	$—
Ashford Securities	Capital raise services	8,819	—	—	—	—	—	—
INSPIRE	Audio visual commissions	9,326	—	—	—	9,240	—	—
Lismore Capital	Debt placement and related services	2,439	—	1,584	—	—	—	—
OpenKey	Mobile key app	78	—	—	—	—	—	78
Premier	Design and construction services	17,933	15,362	—	—	—	—	400
Warwick	Insurance related services	8,199	—	—	—	—	—	—
Ashford LLC	Cash management services	8	—	—	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,135	—	—	—	—	—	1,135
Remington Hospitality	Hotel management services (3)	49,430	—	—	—	—	24,167	25,263

		Year Ended December 31, 2025
Company	Product or Service	Total	Property Taxes, Insurance and Other	Advisory Services Fee	Interest Income	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees	Preferred Stock
Ashford LLC	Insurance claims services	$11	$11	$—	$—	$—	$—	$—
Ashford Securities	Capital raise services	8,819	—	—	—	7,194	—	1,625
INSPIRE	Audio visual commissions	9,326	—	—	—	86	—	—
Lismore Capital	Debt placement and related services	2,439	—	—	—	—	855	—
OpenKey	Mobile key app	78	—	—	—	—	—	—
Premier	Design and construction services	17,933	—	2,171	—	—	—	—
Warwick	Insurance related services	8,199	8,199	—	—	—	—	—
Ashford LLC	Cash management services	8	—	—	(8)	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,135	—	—	—	—	—	—
Remington Hospitality	Hotel management services (3)	49,430	—	—	—	—	—	—

		Year Ended December 31, 2024
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Management Fees	Other Hotel Expenses
Ashford LLC	Insurance claims services	$9	$—	$—	$—	$—	$—	$—
Ashford Securities	Capital raise services	11,816	—	—	—	—	—	—
INSPIRE	Audio visual commissions	8,788	—	—	—	8,905	—	—
Lismore Capital	Debt placement and related services	3,406	—	—	475	—	—	—
OpenKey	Mobile key app	91	—	—	—	—	—	91
Premier	Design and construction services	19,812	17,256	—	—	—	—	437
Warwick	Insurance related services	9,559	—	—	—	—	—	31
Ashford LLC	Cash management services	67	—	—	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,208	—	—	—	—	—	1,208
Remington Hospitality	Hotel management services (3)	54,569	—	—	—	—	25,900	28,668

		Year Ended December 31, 2024
Company	Product or Service	Total	Property Taxes, Insurance and Other	Advisory Services Fee	Interest Income	Corporate, General and Administrative	Write-off of premiums, loan costs and exit fees	Preferred Stock
Ashford LLC	Insurance claims services	$9	$9	$—	$—	$—	$—	$—
Ashford Securities	Capital raise services	11,816	—	—	—	9,489	—	2,327
INSPIRE	Audio visual commissions	8,788	—	—	—	117	—	—
Lismore Capital	Debt placement and related services	3,406	—	—	—	—	2,931	—
OpenKey	Mobile key app	91	—	—	—	—	—	—
Premier	Design and construction services	19,812	—	2,119	—	—	—	—
Warwick	Insurance related services	9,559	9,528	—	—	—	—	—
Ashford LLC	Cash management services	67	—	—	(67)	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,208	—	—	—	—	—	—
Remington Hospitality	Hotel management services (3)	54,569	—	—	—	—	—	—

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2023
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Management Fees	Other Hotel Expenses
Ashford LLC	Insurance claims services	$9	$—	$—	$—	$—	$—	$—
Ashford Securities	Capital raise services	5,120	—	—	—	—	—	—
INSPIRE	Audio visual commissions	9,955	—	—	—	10,064	—	—
Lismore Capital	Debt placement and related services	2,444	—	767	525	—	—	—
OpenKey	Mobile key app	122	—	—	—	—	—	122
Premier	Design and construction services	22,961	21,106	—	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,393	—	—	—	—	—	1,393
Remington Hospitality	Hotel management services (3)	57,587	—	—	—	—	30,787	26,800

		Year Ended December 31, 2023
Company	Product or Service	Total	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate, General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees	Preferred Stock
Ashford LLC	Insurance claims services	$9	$9	$—	$—	$—	$—
Ashford Securities	Capital raise services	5,120	—	—	3,030	—	2,090
INSPIRE	Audio visual commissions	9,955	—	—	109	—	—
Lismore Capital	Debt placement and related services	2,444	—	—	—	1,152	—
OpenKey	Mobile key app	122	—	—	—	—	—
Premier	Design and construction services	22,961	—	1,855	—	—	—
Pure Wellness	Hypoallergenic premium rooms	1,393	—	—	—	—	—
Remington Hospitality	Hotel management services (3)	57,587	—	—	—	—	—
________
(1)Recorded in FF&E and depreciated over the estimated useful life.
(2)Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
(3)Other hotel expenses include incentive hotel management fees and other hotel management costs.
The following table summarizes amounts due (to) from Ashford Inc. (in thousands):

		Due (to) from Ashford Inc.
Company	Product or Service	December 31, 2025	December 31, 2024
Ashford LLC	Advisory services	$(23,499)	$(10,047)
AIM	Cash management services	—	(4)
Ashford LLC	Casualty insurance	(9,247)	(8,350)
Ashford Securities	Capital raise services/Broker dealer expense	(148)	(226)
INSPIRE	Audio visual	(609)	(858)
OpenKey	Mobile key app	—	(3)
Premier	Design and construction services	(7,061)	(1,478)
Ashford LLC	Stirling startup and ongoing operating expenses	(39)	(4,639)
Pure Wellness	Hypoallergenic premium rooms	(40)	(30)
		$(40,643)	$(25,635)
As of December 31, 2025 and 2024, due to related parties, net included a net payable to Remington Hospitality in the amount of $2.0 million and $2.9 million, respectively, primarily related to accrued base and incentive management fees and casualty insurance premiums.
18. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing as of December 31, 2025, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 5% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing as of December 31, 2025, we pay franchisor royalty fees between 3% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues.

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
The table below summarizes the franchise fees incurred (in thousands):

	Year Ended December 31,
Line Item	2025	2024	2023
Other hotel expenses	$54,056	$54,795	$64,437
Management Fees—Under hotel management agreements for our hotel properties existing as of December 31, 2025, we pay monthly hotel management fees equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager’s payroll and related costs.
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
Capital Commitments—At December 31, 2025, we had capital commitments of $64.2 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
Potential Pension Liabilities—Upon our 2006 acquisition of a hotel property, certain employees of such hotel were unionized and covered by a multi-employer defined benefit pension plan. At that time, no unfunded pension liabilities existed. Subsequent to our acquisition, a majority of employees, who are employees of the hotel manager, Remington Hospitality, petitioned the employer to withdraw recognition of the union. As a result of the decertification petition, Remington Hospitality withdrew recognition of the union. At the time of the withdrawal, the National Retirement Fund, the union’s pension fund, indicated unfunded pension liabilities existed. The National Labor Relations Board filed a complaint against Remington Hospitality seeking, among other things, a ruling that Remington Hospitality’s withdrawal of recognition was unlawful. The pension fund entered into a settlement agreement with Remington Hospitality on November 1, 2011, providing that Remington Hospitality will continue to make monthly pension fund payments pursuant to the collective bargaining agreement. As of December 31, 2025, Remington Hospitality continues to comply with the settlement agreement by making the appropriate monthly pension fund payments. If Remington Hospitality does not comply with the settlement agreement, we have agreed to indemnify Remington Hospitality for the payment of the unfunded pension liability, if any, as set forth in the settlement agreement equal to $1.7 million minus the monthly pension payments made by Remington Hospitality since the settlement agreement. To illustrate, if Remington Hospitality - as of the date a final determination occurs - has made monthly pension payments equaling $100,000, Remington Hospitality’s remaining withdrawal liability would be the unfunded pension liability of $1.7 million minus $100,000 (or $1.6 million). This remaining unfunded pension liability would be paid to the pension fund in annual installments of $84,000 (but may be made monthly or quarterly, at Remington Hospitality’s election), which shall continue for the remainder of 20 years, which is capped, unless Remington Hospitality elects to pay the unfunded pension liability amount earlier.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2021 through 2025 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021, to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Ashford Trust’s portion of the settlement is 88.2%. The case is now in the settlement administration phase. As of December 31, 2025, the settlement liability amount was accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024, to globally resolve the three outstanding matters. The court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million and Ashford Trust’s portion of the settlement is $1.8 million. As of December 31, 2025, the settlement liability amount was accrued.
On April 18, 2024, the California Department of Industrial Relations (“DIR”) served the Company’s manager with an investigative subpoena relative to concerns with the Palm Springs Renaissance Hotel’s COVID recall efforts. On August 27, 2025, the DIR issued a citation that the Company’s manager failed to properly recall certain employees. On September 17, 2025, the Company’s manager filed an appeal which is currently pending. The matter is in the early stages and the ultimate outcome of this matter is unknown at this time. We do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2025, no amounts were accrued.
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
19. Leases
The majority of our leases, as lessee, are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 99 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. Our lease of a single hotel property in Marietta, Georgia, is considered a finance lease.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2025 and 2024, our leased assets and liabilities consisted of the following (in thousands):

	Lease Classification	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$43,582	$43,780
Finance lease asset	Investments in hotel properties, net	15,627	16,167
Total leased assets		$59,209	$59,947

Liabilities
Operating lease liabilities	Operating lease liabilities	$44,045	$44,369
Finance lease liability	Finance lease liability	17,536	17,992
Total leased liabilities		$61,581	$62,361
We incurred the following lease costs related to our leases (in thousands):

		Year Ended December 31,
Lease cost	Classification	2025	2024	2023
Operating lease cost
Rent expense	Hotel operating expenses - other (1)	$3,260	$4,084	$4,351
Finance lease cost
Amortization of lease assets	Depreciation and amortization	$540	$540	$537
_______________________________________
(1)    For the years ended December 31, 2025, 2024, and 2023, operating lease cost includes approximately $1.5 million, $1.0 million and $1.1 million, respectively, of variable lease cost associated primarily with the ground leases and $(122,000), $(122,000) and $(15,000), respectively of net amortization costs related to the intangible assets and liabilities that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31,
Supplemental Cash Flows Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$2,706	$2,707	$2,647
Weighted Average Remaining Lease Term
Operating leases (1)	66 years	66 years	67 years
Finance lease (2)	29 years	30 years	31 years
Weighted Average Discount Rate
Operating leases (1)	5.27%	5.27%	5.26%
Finance lease	10.68%	10.68%	10.68%
_______________________________________
(1)     Calculated using the lease term, excluding extension options, and our calculated discount rates of the ground leases and owner managed leases.
(2)     Represents our finance lease with the city of Marietta, Georgia, which terminates December 31, 2054.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future minimum lease payments due under non-cancellable leases as of December 31, 2025 were as follows (in thousands):

	Operating Leases	Finance Lease
2026	$3,455	$2,284
2027	3,417	1,904
2028	3,403	1,904
2029	3,282	1,904
2030	3,208	1,904
Thereafter	189,644	48,110
Total future minimum lease payments (1)	206,409	58,010
Less: interest	162,364	40,474
Present value of lease liabilities	$44,045	$17,536
________
(1)     Based on payment amounts as of December 31, 2025.
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
In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as there are not alternative assets, substantially the same as the transferred asset, readily available in the marketplace for the repurchase option to qualify as a sale leaseback. Upon consolidation of 815 Commerce LLC in May 2023, the Company utilized a discount rate of 8.2% to determine the fair value of the finance liability. The finance liability of $27.2 million is included in “other liabilities” on the Company’s consolidated balance sheet as of December 31, 2025.
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
At December 31, 2025, our 68 hotel properties were leased by our wholly owned or majority owned subsidiaries that are treated as taxable REIT subsidiaries for U.S. federal income tax purposes. Ashford TRS recognized net book income (loss) of $(54.6) million, $(54.5) million and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We have prospectively adopted the disclosure requirements as required after the adoption of ASU 2023-09. The following table reconciles the income tax (expense) benefit of the Company at applicable statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31, 2025
	$	%
Income tax (expense) benefit at federal statutory rate of 21%	$39,544	21.00%
State and local income tax, net of federal income tax effect (1)	(65)	(0.03)%
Changes in valuation allowance	(10,727)	(5.70)%
Nontaxable or nondeductible items	(798)	(0.43)%
Redeemable noncontrolling interests in operating partnership	(553)	(0.29)%
Tax impact of REIT election	(27,517)	(14.61)%
Other	259	0.14%
Total income tax (expense) benefit	$143	0.08%
__________________
(1) State taxes in Florida, Georgia, Tennessee and Virginia make up the majority of the tax effect in this category.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the following table reconciles the income tax (expense) benefit of the TRS entities at applicable statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2024	2023
Income tax (expense) benefit of the TRS entities at federal statutory rate of 21%	$11,448	$(761)
State income tax (expense) benefit, net of federal income tax benefit	1,613	(311)
Permanent differences	(554)	(168)
Provision to return adjustment	4	15
Gross receipts and margin taxes	(1,081)	(958)
Interest and penalties	106	184
Valuation allowance	(12,533)	1,099
Total income tax (expense) benefit	$(997)	$(900)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$8	$(195)
State	(99)	(994)	(733)
Total current income tax (expense) benefit	(99)	(986)	(928)
Deferred:
Federal	242	(11)	28
Total deferred income tax (expense) benefit	242	(11)	28
Total income tax (expense) benefit	$143	$(997)	$(900)
We have prospectively adopted the disclosure requirements as required after the adoption of ASU 2023-09. The following table presents the disaggregated cash paid for income taxes, net of refunds (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31, 2025
U.S. Federal	$—
U.S. State and Local	(1,954)
Foreign	—
Total cash paid (refunded) during the period for income taxes	$(1,954)
__________________
(1) Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include California at $(2.0) million, Texas at $861,000 and Virginia at ($89,000).
For the years ended December 31, 2025, 2024 and 2023 income tax expense includes interest and penalties paid to/(received from) taxing authorities of $31,000, $(106,000) and $184,000, respectively. At December 31, 2025 and 2024, we determined that there were no material amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2025 and 2024, our net deferred tax asset, included in “prepaid expenses and other assets”, and net deferred tax liability, included in “accounts payable and accrued expenses”, on the consolidated balance sheets, respectively, consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Allowance for doubtful accounts	$86	$87
Unearned income	1,414	768
Federal and state net operating losses	41,217	34,186
Capital loss carryforward	—	2,290
Accrued expenses	1,050	1,740
Tax derivatives basis greater than book basis	40	39
Operating lease liability	2,253	2,265
Investment in partnership	2,725	—
Other	253	443
Deferred tax assets	49,038	41,818
Valuation allowance	(45,901)	(37,553)
Net deferred tax asset	3,137	4,265

Deferred tax liabilities:
Prepaid expenses	(4)	(4)
Operating lease right-of-use assets	(2,252)	(2,265)
Tax property basis less than book basis	(1,054)	(2,411)
Deferred tax liabilities	(3,310)	(4,680)
Net deferred tax asset (liability)	$(173)	$(415)
At December 31, 2025, we had TRS NOLs for U.S. federal income tax purposes of $174.2 million, however $82.5 million of our NOLs are subject to limitation in the amount of approximately $1.2 million per year under Section 382 of the Internal Revenue Code. NOLs become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Section 382 of the Internal Revenue Code. The remaining $91.7 million of our TRS federal NOLs are not subject to the limitations of Section 382. In total, $1.9 million of our TRS federal NOLs are subject to expiration and will begin to expire in 2026. The remainder were generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act. At December 31, 2025, we had state net operating loss carryforwards of $1.1 billion which begin to expire in 2027. The Company also has indefinite-lived state NOLs. At December 31, 2025, we had REIT NOLs for U.S. federal income tax purposes of $1.4 billion based on the latest filed tax returns. The majority of our REIT NOLs are subject to limitation on their use under Section 382. $424.0 million of our net

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
operating loss carryforwards will begin to expire in 2029 and are available to offset future taxable income, if any, through 2036. The remainder were generated after December 31, 2017 and are not subject to expiration under the Tax Cuts and Jobs Act.
At December 31, 2025 and 2024, we maintained a valuation allowance of $45.9 million and $37.6 million, respectively. At December 31, 2025 and 2024, we have reserved certain deferred tax assets of our TRS entities as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses and the limitations imposed by the Code on the utilization of net operating losses of acquired subsidiaries outweigh the positive evidence. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable to our current transfer pricing arrangements. The transfer pricing arrangements are renewed upon expiration. Outside consultants prepared the transfer pricing studies supporting the rents from the leases. Outside consultants will continue to provide transfer pricing studies on any newly acquired properties. The intercompany rents are determined in accordance with the arms’ length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$37,553	$29,319	$31,205
Additions	8,348	8,234	—
Deductions	—	—	(1,886)
Balance at end of year	$45,901	$37,553	$29,319
21. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2025	2024
Deferred franchise fees	$2,803	$3,066
Accumulated amortization	(1,274)	(1,278)
Deferred costs, net	$1,529	$1,788
22. Intangible Assets, net and Intangible Liabilities, net
Intangible assets, net and intangible liabilities, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liabilities, net
	December 31,		December 31,
	2025	2024	2025	2024
Cost	$797	$797	$2,723	$2,723
Accumulated amortization	—	—	(774)	(742)
	$797	$797	$1,949	$1,981
The intangible assets represent the acquisition of the permanent exclusive docking easement for riverfront land located in front of the Hyatt Savannah hotel in Savannah, Georgia. This intangible asset is not subject to amortization and has a carrying value of $797,000 as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, intangible liabilities, net represents below market rate leases where the Company is the lessor. For the years ended December 31, 2025, 2024 and 2023 we recorded $32,000, $36,000, and $80,000, respectively, of other revenue related to leases where we are the lessor.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Estimated future amortization for intangible liabilities for each of the next five years and thereafter is as follows (in thousands):

2026	$32
2027	32
2028	32
2029	32
2030	32
Thereafter	1,789
Total	$1,949
23. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. Our investment strategy is predominantly focused on investing in upper upscale full-service hotels in the United States that have RevPAR generally less than twice the national average. During 2025, approximately 15% of our total hotel revenue was generated from nine hotel properties located in the Washington D.C. area. All hotel properties securing our mortgage loans are located domestically at December 31, 2025. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on our operating and investment revenues and cash available for distribution to stockholders.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions that are in excess of the FDIC insurance limits of $250,000 and amounts due or payable under our derivative contracts. At December 31, 2025, we have exposure risk related to our derivative contracts. Our counterparties are investment grade financial institutions.
24. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments: (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of December 31, 2025, 2024 and 2023 all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
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
Following Stirling OP’s redemption of its unit holders on September 2, 2025, the Company updated the presentation of its reportable segment for December 31, 2025, 2024 and 2023 to incorporate the results of Stirling OP’s four hotel properties. Prior to September 2, 2025, the CODM did not regularly review the results of Stirling OP. The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2025	2024	2023
REVENUE
Rooms	$825,623	$889,753	$1,059,155
Food and beverage	207,588	212,581	232,829
Other hotel revenue	69,643	67,800	72,748
Total hotel revenue	1,102,854	1,170,134	1,364,732
EXPENSES
Rooms	198,002	209,569	$249,434
Food and beverage	139,324	145,304	161,300
Direct expenses	9,198	9,134	11,058
Indirect expenses:
Property, general and administration	99,688	118,598	137,160
Sales and marketing	118,204	123,275	141,425
Information and telecommunications systems	17,202	19,031	21,707
Repairs and maintenance	53,704	56,118	61,892
Energy	43,269	43,442	51,516
Lease expense	4,374	4,177	4,344
Ownership expenses	1,955	2,456	3,075
Incentive management fee	15,562	18,110	19,457
Management fees	37,743	41,543	50,120
Property taxes	40,790	41,050	46,590
Other taxes (refunds)	165	(766)	634
Insurance	21,049	24,401	21,746
Total expenses	800,229	855,442	981,458
Hotel adjusted EBITDA	$302,625	$314,692	$383,274

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of hotel operating income (loss) to net income (loss)
Hotel adjusted EBITDA	$302,625	$314,692	$383,274
Other revenue	1,534	2,325	2,801
Ownership expenses included in rooms expense	(104)	—	—
Ownership expenses included in food and beverage expense	(504)	—	—
Ownership expenses included in other hotel expenses	(28,915)	(24,127)	(12,457)
Ownership expenses included in property taxes, insurance and other	2,211	973	(1,257)
Management fees	(520)	(863)	(491)
Depreciation and amortization	(141,295)	(152,776)	(187,807)
Impairment charges	(67,648)	(59,331)	—
Advisory services fee	(49,039)	(58,606)	(48,927)
Corporate, general, and administrative	(20,783)	(24,662)	(16,181)
Gain (loss) on disposition of assets and hotel properties	79,799	94,406	11,488
Gain (loss) on derecognition of assets	39,054	167,177	—
Equity in earnings (loss) of unconsolidated entities	(325)	(2,370)	(1,134)
Interest income	4,739	6,942	8,978
Other income (expense), net	—	108	310
Interest expense and amortization of discounts and loan costs	(256,229)	(273,359)	(326,970)
Interest expense associated with hotels in receivership	(39,038)	(45,592)	(39,178)
Write-off of premiums, loan costs and exit fees	(8,853)	(5,245)	(3,469)
Gain (loss) on extinguishment of debt	335	2,774	53,386
Realized and unrealized gain (loss) on derivatives	(5,346)	(6,480)	(2,200)
Income tax (expense) benefit	143	(997)	(900)
Net income (loss)	$(188,159)	$(65,011)	$(180,734)
The following table reconciles segment total revenue to total consolidated revenue:

	Year Ended December 31,
	2025	2024	2023
Consolidated total hotel revenue	$1,102,854	$1,170,134	$1,364,732
Other revenue	1,534	2,325	2,801
Total consolidated revenue	$1,104,388	$1,172,459	$1,367,533
25. Subsequent Events
On January 13, 2026, the Company extended its Highland mortgage loan secured by 18 hotels. As a condition to the extension, the loan was paid down by $10 million to a current balance of $723.6 million and has a final maturity date of July 9, 2026.
On January 13, 2026, in order to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends have been suspended, including dividends previously declared for share holders of record as of December 31, 2025 of the Company’s Series D, F, G, H, I, J, K, L and M preferred stock.
On February 9, 2026 and February 17, 2026, the Company completed the sales of the 150-room Embassy Suites Houston located in Houston, Texas, and the 150-room Embassy Suites Austin located in Austin, Texas, for a combined $27.0 million, subject to customary pro rations and adjustments.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On February 11, 2026, the Company received a notice of default and acceleration from the lender relating to the Company’s mortgage loan on the JPM8 hotel properties. The notice followed the Company’s failure on February 9, 2026 to make certain required payments and deliver required documentation under the existing loan extension, which constituted an event of default under the loan agreement. As a result, the lender demanded immediate payment of the outstanding principal balance of $325 million, plus accrued interest, default interest, fees, and other amounts due, and also required delivery of a replacement interest rate cap agreement. The loan is secured by eight hotel properties. The notice does not trigger any cross‑defaults under other loans of the Company’s subsidiaries, and the Company has no indebtedness at the parent‑company level.
On December 12, 2025, the Company entered into a definitive agreement to sell the 333-room Hilton St. Petersburg Bayfront located in St. Petersburg, Florida for a purchase price of $96 million. The agreement included nonrefundable deposits totaling $2.4 million which were paid in February 2026. The sale was completed on March 5, 2026.
On February 24, 2026, the Company entered into a definitive agreement to sell the 157-room La Posada de Santa Fe located in Santa Fe, New Mexico for a purchase price of $57.5 million. The agreement included a nonrefundable deposit of $4.0 million which was paid on February 24, 2026. The sale was completed on March 17, 2026.
On February 25, 2026, the Company entered into definitive agreements to sell the 252-room Hilton Alexandria Old Town located in Alexandria, Virginia and the 160-room Embassy Suites Palm Beach Gardens located in Palm Beach, Florida for purchase prices of $58.0 million and $41.0 million, respectively. The agreements included nonrefundable deposits of $3.0 million and $2.1 million, respectively, which were paid in February of 2026.
On March 13, 2026, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2026 Advisory Agreement Limited Waiver”). Pursuant to the 2026 Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS, Ashford Inc. and Ashford LLC waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2026, cash incentive compensation to employees and other representatives of Ashford Inc. and Ashford LLC.
On March 16, 2026, the Company entered into a definitive agreement to sell the 168-room Lakeway Resort & Spa located in Austin, Texas for a purchase price of $37.8 million. The agreement included a nonrefundable deposit of $500,000 which was paid on March 16, 2026.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See Item 8, “Financial Statements and Supplementary Data,” on pages 74 through 142 hereof, for our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on pages 155 through 157 hereof.
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

3.2	Articles of Amendment to the Company’s charter (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on May 22, 2017) (File No. 001-31775)
3.3	Articles of Amendment to the Company’s charter (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 1, 2020) (File No. 001-31775)
3.4	Articles of Amendment to the Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on July 16, 2021) (File No. 001-31775)
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

Exhibit	Description
3.8
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.9
Articles Supplementary, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.10
Articles Supplementary establishing the Series L Preferred Stock, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.11
Articles Supplementary establishing the Series M Preferred Stock, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.12
Articles Supplementary Establishing and Fixing the Rights and Preference of the Series N Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2025) (File No. 001-31775)

3.13
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016 by Amendment No. 4 on March 17, 2022 and by Amendment No. 5 on February 23, 2023 by Amendment No. 6 on August 8, 2023 and by Amendment No. 7 on February 27, 2024, adopted on February 27, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on March 1, 2024) (File No. 01-31775)

3.14
Amendment No. 8 to Second Amended and Restated Bylaws of Ashford Hospitality Trust, Inc., as amended, adopted February 25, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 26, 2025) (File No. 01-31775)

3.15
Amendment No. 9 to Second Amended and Restated Bylaws of Ashford Hospitality Trust, Inc., as amended, adopted February 24, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2026) (File No. 001-31775)

3.16
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016, by Amendment No. 4 on March 17, 2022, by Amendment No. 5 on February 23, 2023, by Amendment No. 6 on August 8, 2023, by Amendment No. 7 on February 27, 2024, by Amendment No. 8 on February 25, 2025 and by Amendment No. 9 on February 24, 2026, adopted on February 24, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2026) (File No. 001-31775)

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Form S-11/A, filed on August 20, 2003) (File No. 001-31775)
4.1.1	Articles Supplementary for Series A Cumulative Preferred Stock, dated September 15, 2004 (incorporated by reference to Exhibit 4.1.1 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)
4.1.2	Form of Certificate of Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1.2 of Form 10-K, filed on February 28, 2012) (File No. 001-31775)
4.2.1	Articles Supplementary for Series D Cumulative Preferred Stock, dated July 17, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 8-A, filed July 17, 2007) (File No. 001-31775)
4.2.2	Form of Certificate of Series D Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed July 17, 2007) (File No. 001-31775)
4.3.1	Articles Supplementary for Series E Cumulative Preferred Stock, dated April 15, 2011 (incorporated by reference to Exhibit 3.6 to the Registrant’s Form 8-A, filed April 18, 2011) (File No. 001-31775)
4.3.2	Form of Certificate of Series E Cumulative Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, filed April 18, 2011) (File No. 001-31775)
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

Exhibit	Description
4.10
Rights Agreement, dated as of December 15, 2025, between Ashford Hospitality Trust, Inc. and ComputerShare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2025) (File No. 001-31775)

4.11*	Description of Securities
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

10.1.8
Amendment No. 7 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 15, 2020) (File No. 001-31775)

10.1.9
Amendment No. 8 to the Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated December 9, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed on December 15, 2020) (File No. 001-31775)

10.1.10
Amendment No. 9 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 16, 2021) (File No. 001-31775)

10.1.11
Amendment No. 10 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of April 28, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 29, 2022) (File No. 001-31775)

10.1.12
Amendment No. 11 to the Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of September 14, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2022) (File No. 001-31775)

10.1.13
Amendment No. 12 to the Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated October 25, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2024) (File No. 001-31775)

10.1.14
Amendment No. 13 to Seventh Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Limited Partnership, dated as of January 22, 2025 (incorporated by reference to Exhibit 10.1.14 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

10.2.1†
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

10.2.2.2†	Form of 2024 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q, filed on August 8, 2024) (File No. 001-31775)
10.2.2.3†	Form of 2025 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.2.2.3 to the Registrant's Form 10-K, filed on March 21, 2025) (File No. 001-31775)

Exhibit	Description
10.2.2.4†	Form of 2026 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on March 17, 2026) (File No. 001-31775)
10.2.2.5†	Form of 2023 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2.2.4 to the Registrant’s Form 10-K, filed on March 10, 2023) (File No. 001-31775)
10.2.2.6†	Form of 2023 Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2.2.4 to the Registrant’s Form 10-K, filed on March 10, 2023) (File No. 001-31775)
10.2.3†
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

Exhibit	Description
10.19
Tax Matters Agreement, dated October 31, 2014, between Ashford Inc., Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 6, 2014, for the event dated October 31, 2014) (File No. 001-31775)

10.20.1
Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on June 12, 2015) (File No. 001-31775)

10.20.2
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated June 26, 2018, among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC, dated June, 26, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 26, 2018 (File No. 001-31775)

10.20.3
Extension Agreement to Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement, dated March 13, 2020, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020)

10.20.4
Side Letter, dated as of December 16, 2022, by and among, Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 21, 2022) (File No. 001-31775)

10.20.5
Second Amended and Restated Advisory Agreement, dated as of January 14, 2021, by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 15, 2021) (File No. 001-31775)

10.20.6
Limited Waiver Under Advisory Agreement, dated as of March 15, 2022, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 16, 2022) (File No. 001-31775)

10.21
Assignment and Assumption Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014) (File No. 001-31775)

10.22
Licensing Agreement, dated as of November 12, 2014 by and between Ashford Hospitality Advisors LLC, Ashford Hospitality Trust, Inc. and Ashford Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on November 18, 2014, for the event dated November 12, 2014) (File No. 001-31775)

10.23
Letter Agreement dated December 14, 2014, between PRISA III Investments, LLC, a Delaware limited liability company and Ashford Hospitality Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on December 19, 2014) (File No. 001-31775)

10.24
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Trust, Inc., and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2015) (File No. 001-31775)

10.25
Restricted Stock Award Agreement, dated February 20, 2017, by and between Ashford Hospitality Trust, Inc. and Douglas A. Kessler (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2017) (File No. 001-31775).

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

Exhibit	Description
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

Exhibit	Description
10.68
Second Amendment to Agreement of Purchase and Sale, dated as of April 8, 2024, by and between Beantown Hotel Owner, LLC and PIM Boston Back Bay LLC and PIM TRS Boston Back Bay LLC (incorporated by reference to Exhibit 10.7.2 to the Registrant’s Annual Report on Form 10-K, filed on May 9, 2024) (File No. 001-31775)

10.69
Agreement of Purchase and Sale, dated May 31, 2024, by and among ACS One Ocean Propco LLC and Ashford Atlantic Beach LP and Ashford TRS Atlantic Beach LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2024) (File No. 001-31775)

10.70
Amendment No. 1 To the Third Amended and Restated Advisory Agreement, dated August 8, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2024) (File No. 001-31775)

10.71
Amendment No. 2 To the Third Amended and Restated Advisory Agreement, dated November 8, 2024, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2024) (File No. 001-31775)

10.72
Amendment No. 3 To the Third Amended and Restated Advisory Agreement, dated March 10, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 13, 2025 (File No. 001-31775)

10.73
Agreement of Purchase and Sale by and between 275 Tremont Owner, LLC and HH FP Portfolio LLC dated November 27, 2024 (incorporated by reference to Exhibit 10.73 to the Registrant’s Form 10-K filed on March 10, 2023) (File No. 001-31775)

10.74
Limited Waiver Under Advisory Agreement, dated as of March 10 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 13, 2025) (File No. 001-31775)

10.75
Amendment No. 4 to the Third Amended and Restated Advisory Agreement, dated as of May 12, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed on March 14, 2025) (File No. 001-31775)

10.76
Amendment No. 5 to the Third Amended and Restated Advisory Agreement, dated as of August 14, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on August 14, 2025) (File No. 001-31775)

10.77
Master Line of Credit Promissory Note, dated as of August 1, 2025, by and among Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q filed on August 14, 2025) (File No. 001-31775)

10.78
Amended and Restated Master Line of Credit Promissory Note, dated as of November 10, 2025, by and among Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.6.1 to the Registrant’s Form 10-Q filed on November 13, 2025) (File No. 001-31775)

10.79
Amendment No. 6 to the Third Amended and Restated Advisory Agreement, dated as of November 10, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed on November13, 2025) (File No. 001-31775)

10.80
Retention Agreement, dated as of December 9, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Inc. and Stephen Zsigray (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, filed on December 9, 2025) (File No. 001-31775)

10.81
Limited Waiver Under Advisory Agreement, dated as of December 9, 2025, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, filed on December 9, 2025) (File No. 001-31775)

10.82
Notice of Exercise of Extension of Term under Third Amended and Restated Advisory Agreement, as amended, dated as of December 23, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 30, 2025) (File No. 001-31775)

10.83
Limited Waiver Under Advisory Agreement, dated as of March 13 2026, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 17, 2026) (File No. 001-31775)

19.1	Policy on Insider Trading and Compliance (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 21, 2025) (File No. 001-31775)
21.1*	Registrant’s Subsidiaries Listing as of December 31, 2025
21.2*	Registrant’s Special Purpose Entities Listing as of December 31, 2025
23.1*	Consent of BDO USA, P.C.

Exhibit	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

97.1
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to exhibit 97.1 to the Annual Report on Form 10-K filed March 21, 2025) (File No. 001-31775)

99.1
Release and Waiver, by and between Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022) (File No. 001-31775)

99.2
Second Amended and Restated Employment Agreement, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and J. Robison Hays, III, dated as of January 4, 2021 (incorporated by reference to Exhibit 99.1 of Form 8-K, filed on January 5, 2021) (File No. 001-31775)

99.3
Release and Waiver, by and between Ashford Hospitality Advisors, LLC and Deric Eubanks, dated March 31, 2026 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on March 5, 2026) (File No. 001-31775)

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2026.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 20, 2026
Monty J. Bennett

/s/ STEPHEN ZSIGRAY	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2026
Stephen Zsigray

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 20, 2026
Deric S. Eubanks

/s/ JUSTIN R. COE	Chief Accounting Officer (Principal Accounting Officer)	March 20, 2026
Justin R. Coe

/s/ DAVE JOHNSON	Director	March 20, 2026
Dave Johnson

/s/ FREDERICK J. KLEISNER	Director	March 20, 2026
Frederick J. Kleisner

/s/ AMISH GUPTA	Director	March 20, 2026
Amish Gupta

/s/ SHERI L. PANTERMUEHL	Director	March 20, 2026
Sheri L. Pantermuehl

SCHEDULE III
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period (6)
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Embassy Suites (7)	Austin, TX	$22,025	$1,204	$9,388	$193	$10,330	$1,397	$19,718	$21,115	$11,274	08/1998		(1), (2), (3)
Embassy Suites	Dallas, TX	14,579	1,876	8,907	238	14,753	2,114	23,660	25,774	12,850	12/1998		(1), (2), (3)
Embassy Suites	Herndon, VA	15,000	1,303	9,836	277	3,810	1,580	13,646	15,226	9,011	12/1998		(1), (2), (3)
Embassy Suites	Las Vegas, NV	28,547	3,307	16,952	397	6,398	3,704	23,350	27,054	13,573	05/1999		(1), (2), (3)
Embassy Suites (7)	Houston, TX	16,790	1,799	10,404	—	3,289	1,799	13,693	15,492	7,109		03/2005	(1), (2), (3)
Embassy Suites	West Palm Beach, FL	18,667	3,277	13,949	—	13,086	3,277	27,035	30,312	11,591		03/2005	(1), (2), (3)
Embassy Suites	Philadelphia, PA	17,000	5,791	34,819	—	2,287	5,791	37,106	42,897	18,329		12/2006	(1), (2), (3)
Embassy Suites	Arlington, VA	38,140	36,065	41,588	—	6,640	36,065	48,228	84,293	24,316		04/2007	(1), (2), (3)
Embassy Suites	Portland, OR	72,763	11,110	60,048	(5,615)	(38,476)	5,495	21,572	27,067	2,936		04/2007	(1), (2), (3)
Embassy Suites	Santa Clara, CA	55,489	8,948	46,239	—	5,625	8,948	51,864	60,812	24,614		04/2007	(1), (2), (3)
Embassy Suites	Orlando, FL	18,534	5,674	21,593	—	4,452	5,674	26,045	31,719	12,594		04/2007	(1), (2), (3)
Hilton Garden Inn	Jacksonville, FL	11,082	1,751	9,164	—	1,604	1,751	10,768	12,519	5,729		11/2003	(1), (2), (3)
Hilton Garden Inn	Austin, TX	60,414	7,605	48,725	—	1,054	7,605	49,779	57,384	14,459		03/2015	(1), (2), (3)
Hilton Garden Inn	Baltimore, MD	14,788	4,027	20,199	—	1,563	4,027	21,762	25,789	7,286		03/2015	(1), (2), (3)
Hilton Garden Inn	Virginia Beach, VA	29,305	4,101	26,329	—	6,646	4,101	32,975	37,076	8,178		03/2015	(1), (2), (3)
Hilton	Ft. Worth, TX	45,000	4,538	13,922	—	12,693	4,538	26,615	31,153	15,083		03/2005	(1), (2), (3)
Hilton	St. Petersburg, FL	45,938	2,991	13,907	(1,130)	10,415	1,861	24,322	26,183	10,864		03/2005	(1), (2), (3)
Hilton	Santa Fe, NM	45,000	7,004	10,689	—	2,305	7,004	12,994	19,998	6,815		12/2006	(1), (2), (3)
Hilton	Bloomington, MN	10,700	5,685	59,139	—	5,321	5,685	64,460	70,145	31,080		04/2007	(1), (2), (3)
Hilton	Costa Mesa, CA	54,033	12,917	91,791	(7,145)	(66,653)	5,772	25,138	30,910	2,246		04/2007	(1), (2), (3)
Hilton	Parsippany, NJ	34,716	7,293	58,098	—	2,432	7,293	60,530	67,823	18,925		03/2015	(1), (2), (3)
Hilton	Tampa, FL	25,022	5,206	21,186	—	2,450	5,206	23,636	28,842	8,609		03/2015	(1), (2), (3)
Hilton (4)	Alexandria, VA	62,753	14,459	96,602	(4,982)	(45,580)	9,477	51,022	60,499	249		06/2018	(1), (2), (3)
Hilton (4)	Santa Cruz, CA	21,971	9,399	38,129	(4,092)	(18,174)	5,307	19,955	25,262	3,116		02/2019	(1), (2), (3)
Hampton Inn	Evansville, IN	10,481	1,301	5,034	—	9,120	1,301	14,154	15,455	7,166		09/2004	(1), (2), (3)
Hampton Inn	Parsippany, NJ	16,997	3,268	24,306	—	(410)	3,268	23,896	27,164	6,846		03/2015	(1), (2), (3)
Marriott	Beverly Hills, CA	90,000	6,510	22,061	—	2,143	6,510	24,204	30,714	12,877		03/2005	(1), (2), (3)
Marriott	Arlington, VA	121,500	20,637	101,376	—	8,354	20,637	109,730	130,367	55,356		07/2006	(1), (2), (3)
Marriott	Dallas, TX	18,500	2,701	30,893	—	6,274	2,701	37,167	39,868	17,004		04/2007	(1), (2), (3)
Marriott	Fremont, CA	40,000	5,800	44,200	—	9,827	5,800	54,027	59,827	20,315		08/2014	(1), (2), (3)
Marriott	Memphis, TN	18,000	6,210	37,284	—	(2,143)	6,210	35,141	41,351	10,267		02/2015	(1), (2), (3)
Marriott	Irving, TX	60,775	8,330	82,272	—	12,897	8,330	95,169	103,499	34,187		03/2015	(1), (2), (3)
Marriott	Omaha, NE	14,450	6,641	49,887	—	1,068	6,641	50,955	57,596	16,378		03/2015	(1), (2), (3)
Marriott	Sugarland, TX	56,807	9,047	84,043	—	14,493	9,047	98,536	107,583	30,215		03/2015	(1), (2), (3)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period (6)
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Land	FF&E, Buildings and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Courtyard by Marriott	Bloomington, IN	13,432	900	10,741	—	7,789	900	18,530	19,430	7,676		09/2004	(1), (2), (3)
Courtyard by Marriott	Denver, CO	30,432	9,342	29,656	—	(1,153)	9,342	28,503	37,845	8,444		03/2015	(1), (2), (3)
Courtyard by Marriott	Gaithersburg, MD	26,059	5,128	30,522	—	(362)	5,128	30,160	35,288	8,573		03/2015	(1), (2), (3)
Courtyard by Marriott	Crystal City, VA	40,101	5,411	38,610	—	3,406	5,411	42,016	47,427	22,507		06/2005	(1), (2), (3)
Courtyard by Marriott	Overland Park, KS	9,500	1,868	14,030	—	1,664	1,868	15,694	17,562	8,095		06/2005	(1), (2), (3)
Courtyard by Marriott	Foothill Ranch, CA	20,490	2,447	16,005	—	1,154	2,447	17,159	19,606	9,071		06/2005	(1), (2), (3)
Courtyard by Marriott	Alpharetta, GA	18,538	2,244	12,345	—	1,691	2,244	14,036	16,280	7,478		06/2005	(1), (2), (3)
Marriott Residence Inn	Orlando, FL	35,000	6,554	40,539	(380)	4,536	6,174	45,075	51,249	24,574		06/2005	(1), (2), (3)
Marriott Residence Inn	Falls Church, VA	24,652	2,752	34,979	—	3,798	2,752	38,777	41,529	20,695		06/2005	(1), (2), (3)
Tribute Portfolio	Santa Fe, NM	35,697	8,094	42,058	—	3,428	8,094	45,486	53,580	9,744		10/2018	(1), (2), (3)
Ritz-Carlton	Atlanta, GA	89,269	2,477	80,139	—	8,345	2,477	88,484	90,961	28,071		03/2015	(1), (2), (3)
Renaissance	Nashville, TN	306,946	20,671	158,260	—	20,662	20,671	178,922	199,593	57,552		03/2015	(1), (2), (3)
Renaissance	Palm Springs, CA	46,979	—	74,112	—	(1,294)	—	72,818	72,818	21,146		03/2015	(1), (2), (3)
Sheraton Hotel	Minneapolis, MN	17,223	2,953	14,280	(51)	1,732	2,902	16,012	18,914	8,352		03/2005	(1), (2), (3)
Sheraton Hotel	Indianapolis, IN	55,882	3,100	22,041	—	19,422	3,100	41,463	44,563	16,445		03/2005	(1), (2), (3)
Sheraton Hotel	Anchorage, AK	41,500	4,023	39,363	—	13,202	4,023	52,565	56,588	22,166		12/2006	(1), (2), (3)
Sheraton Hotel	San Diego, CA	32,800	7,294	36,382	—	10,643	7,294	47,025	54,319	19,612		12/2006	(1), (2), (3)
Hyatt Regency	Coral Gables, FL	84,000	4,805	50,820	—	10,564	4,805	61,384	66,189	31,074		04/2007	(1), (2), (3)
Hyatt Regency	Hauppauge, NY	32,912	6,284	35,669	—	(2,210)	6,284	33,459	39,743	13,080		03/2015	(1), (2), (3)
Hyatt Regency	Savannah, GA	63,119	14,041	72,721	—	1,952	14,041	74,673	88,714	22,640		03/2015	(1), (2), (3)
Crown Plaza	Key West, FL	53,466	—	27,514	—	38,372	—	65,886	65,886	29,320		03/2005	(1), (2), (3)
Annapolis Historic Inn	Annapolis, MD	15,352	3,028	7,833	—	1,658	3,028	9,491	12,519	4,966		03/2005	(1), (2), (3)
Lakeway Resort & Spa	Austin, TX	33,000	4,541	28,940	—	(487)	4,541	28,453	32,994	10,780		02/2015	(1), (2), (3)
Silversmith	Chicago, IL	25,293	4,782	22,398	—	(849)	4,782	21,549	26,331	7,362		03/2015	(1), (2), (3)
The Churchill	Washington, DC	37,488	25,898	32,304	—	421	25,898	32,725	58,623	9,586		03/2015	(1), (2), (3)
The Melrose	Washington, DC	68,800	29,277	62,507	—	(1,794)	29,277	60,713	89,990	17,135		03/2015	(1), (2), (3)
Westin	Princeton, NJ	45,000	6,475	52,195	—	4,428	6,475	56,623	63,098	15,934		03/2015	(1), (2), (3)
Atlanta Hotel Indigo	Atlanta, GA	12,329	3,230	23,713	—	2,139	3,230	25,852	29,082	8,383		10/2015	(1), (2), (3)
Le Meridien	Ft. Worth, TX	15,660	4,609	82,749	(9)	(4,562)	4,600	78,187	82,787	5,558	08/2024		(1), (2), (3)
Hampton Inn	Buford, GA	10,000	1,168	5,338	—	3,734	1,168	9,072	10,240	6,237		07/2004	(1), (2), (3)
SpringHill Suites by Marriott	Buford, GA	4,500	1,132	6,089	—	7,191	1,132	13,280	14,412	7,134		07/2004	(1), (2), (3)
Marriott Residence Inn	Manchester, CT	7,700	1,462	8,306	—	7,087	1,462	15,393	16,855	6,975		04/2007	(1), (2), (3)
Marriott Residence Inn	Jacksonville, FL	8,000	1,997	16,084	—	4,665	1,997	20,749	22,746	11,709		05/2007	(1), (2), (3)
Total (5)		$2,586,885	$435,762	$2,492,201	$(22,299)	$180,865	$413,463	$2,673,066	$3,086,529	$999,521

_________________________
(1)    Estimated useful life for buildings is 39 years.
(2)    Estimated useful life for building improvements is 7.5 years.
(3)    Estimated useful life for furniture and fixtures is 1.5 to 5 years.

(4)    Amounts include impairment charges.
(5)     Total includes properties held for sale as of December 31, 2025 and excludes the Hilton Marietta as it is operated through a lease.
(6)    The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $2.2 billion as of December 31, 2025.
(7)     Hotel property was held for sale as of December 31, 2025.

	Year Ended December 31,
	2025	2024	2023
Investment in Real Estate:
Beginning balance	$3,350,086	$4,245,264	$4,546,384
Additions	71,736	102,232	206,737
Impairment/write-offs	(209,807)	(255,732)	(194,343)
Sales/disposals	(108,181)	(631,383)	(292,268)
Assets held for sale	(34,818)	(110,295)	(21,246)
Ending balance	$3,069,016	$3,350,086	$4,245,264
Accumulated Depreciation:
Beginning balance	1,030,879	1,293,332	1,428,053
Depreciation expense	144,289	152,832	188,021
Impairment/write-offs	(142,122)	(196,402)	(194,343)
Sales/disposals	(31,883)	(195,710)	(119,102)
Assets held for sale	(17,391)	(23,173)	(9,297)
Ending balance	$983,772	$1,030,879	$1,293,332
Investment in Real Estate, net	$2,085,244	$2,319,207	$2,951,932