Form 10-Q
period 2026-03-31
ASHFORD HOSPITALITY TRUST INC
filed 2026-05-14
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Preferred Stock Repurchase Rights	-	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	6,476,491
(Class)	Outstanding at May 12, 2026

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Investments in hotel properties, gross ($82,787 and $82,787 attributable to VIEs)	$2,617,922	$3,069,016
Accumulated depreciation ($(6,594) and $(5,558) attributable to VIEs)	(810,924)	(983,772)
Investments in hotel properties, net ($76,193 and $77,229 attributable to VIEs)	1,806,998	2,085,244
Contract asset	335,979	355,138
Cash and cash equivalents ($1,011 and $468 attributable to VIEs)	78,042	66,145
Restricted cash ($4,203 and $4,731 attributable to VIEs)	141,203	149,580
Accounts receivable ($170 and $143 attributable to VIEs), net of allowance of $435 and $424, respectively	43,426	32,752
Inventories ($34 and $44 attributable to VIEs)	3,106	3,598
Notes receivable, net	12,486	12,187
Investments in unconsolidated entities	7,063	7,265
Deferred costs, net ($79 and $80 attributable to VIEs)	1,210	1,529
Derivative assets	1,212	410
Operating lease right-of-use assets	41,035	43,582
Prepaid expenses and other assets ($153 and $40 attributable to VIEs)	53,235	32,057
Due from third-party hotel managers	24,535	25,667
Assets held for sale	55,779	18,478
Total assets	$2,605,309	$2,833,632
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($15,910 and $15,961 attributable to VIEs)	$2,287,163	$2,526,608
Debt associated with hotels in receivership	252,000	272,800
Finance lease liability	17,417	17,536
Accounts payable and accrued expenses ($15,427 and $15,534 attributable to VIEs)	140,837	123,773
Accrued interest payable ($151 and $152 attributable to VIEs)	31,787	13,993
Accrued interest associated with hotels in receivership	83,979	82,338
Dividends and distributions payable	4,247	4,247
Due to Ashford Inc., net	65,638	40,643
Due to related parties, net ($3,517 and $3,438 attributable to VIEs)	12,319	1,949
Due to third-party hotel managers	1,306	882
Operating lease liabilities	44,042	44,045
Other liabilities ($28,919 and $28,897 attributable to VIEs)	36,695	36,768
Liabilities related to assets held for sale	66,613	41,292
Total liabilities	3,044,043	3,206,874
Commitments and contingencies (note 14)
Redeemable noncontrolling interests in operating partnership	19,945	20,516
Series J Redeemable Preferred Stock, $0.01 par value, 7,684,197 and 7,684,201 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	183,655	179,818
Series K Redeemable Preferred Stock, $0.01 par value, 731,102 shares issued and outstanding at March 31, 2026 and December 31, 2025	18,591	18,215
Series L Redeemable Preferred Stock, $0.01 par value, 238,191 shares issued and outstanding at March 31, 2026 and December 31, 2025	5,547	5,484
Series M Redeemable Preferred Stock, $0.01 par value, 550,888 shares issued and outstanding at March 31, 2026 and December 31, 2025	13,831	13,566
Equity (deficit):
Preferred stock, $0.01 par value, 55,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,111,127 shares issued and outstanding at March 31, 2026 and December 31, 2025	11	11
Series F Cumulative Preferred Stock, 1,037,044 shares issued and outstanding at March 31, 2026 and December 31, 2025	10	10
Series G Cumulative Preferred Stock, 1,470,948 shares issued and outstanding at March 31, 2026 and December 31, 2025	15	15
Series H Cumulative Preferred Stock, 1,037,956 shares issued and outstanding at March 31, 2026 and December 31, 2025	10	10
Series I Cumulative Preferred Stock, 1,034,303 shares issued and outstanding at March 31, 2026 and December 31, 2025	11	11
Common stock, $0.01 par value, 395,000,000 shares authorized, 6,476,491 and 6,476,157 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	65	65
Additional paid-in capital	2,402,044	2,402,015
Accumulated deficit	(3,097,325)	(3,028,489)
Total stockholders’ equity (deficit) of the Company	(695,159)	(626,352)
Noncontrolling interest in consolidated entities	14,856	15,511
Total equity (deficit)	(680,303)	(610,841)
Total liabilities and equity/deficit	$2,605,309	$2,833,632
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
REVENUE
Rooms	$200,025	$206,301
Food and beverage	51,570	54,529
Other hotel revenue	15,983	16,220
Total hotel revenue	267,578	277,050
Other	154	309
Total revenue	267,732	277,359
EXPENSES
Hotel operating expenses:
Rooms	46,190	47,790
Food and beverage	34,383	35,726
Other expenses	91,273	95,110
Management fees	9,284	9,848
Total hotel expenses	181,130	188,474
Property taxes, insurance and other	14,894	16,049
Depreciation and amortization	32,006	37,339
Impairment charges	112,649	—
Advisory services fee	20,023	11,545
Corporate, general and administrative	1,602	4,332
Total operating expenses	362,304	257,739
Gain (loss) on disposition of assets and hotel properties	100,030	31,868
Gain (loss) on derecognition of assets	7,790	10,046
OPERATING INCOME (LOSS)	13,248	61,534
Equity in earnings (loss) of unconsolidated entities	(202)	(431)
Interest income	922	1,214
Other income (expense)	3,223	—
Interest expense and amortization of discounts and loan costs	(73,554)	(66,802)
Interest expense associated with hotels in receivership	(7,820)	(10,046)
Write-off of premiums, loan costs and exit fees	(1,254)	(4,597)
Gain (loss) on extinguishment of debt	(25)	(13)
Realized and unrealized gain (loss) on derivatives	757	(2,740)
INCOME (LOSS) BEFORE INCOME TAXES	(64,705)	(21,881)
Income tax (expense) benefit	(752)	(317)
NET INCOME (LOSS)	(65,457)	(22,198)
(Income) loss attributable to noncontrolling interest in consolidated entities	655	1,776
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,030	451
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(63,772)	(19,971)
Preferred dividends	(2,714)	(6,729)
Deemed dividends on redeemable preferred stock	(4,600)	(1,057)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(71,086)	$(27,757)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(11.03)	$(4.91)
Weighted average common shares outstanding – basic	6,442	5,651
Diluted:
Net income (loss) attributable to common stockholders	$(11.03)	$(4.91)
Weighted average common shares outstanding – diluted	6,442	5,651
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(65,457)	$(22,198)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	(65,457)	(22,198)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	655	1,776
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,030	451
Comprehensive income (loss) attributable to the Company	$(63,772)	$(19,971)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,476	$65	$2,402,015	$(3,028,489)	$15,511	$(610,841)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(1)	—	(2)	—	—	(2)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	28	—	—	28
Costs for issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1	—	3	—	—	3
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(464)	—	(464)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,600)	—	(4,600)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(63,772)	(655)	(64,427)
Balance at March 31, 2026	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,476	$65	$2,402,044	$(3,097,325)	$14,856	$(680,303)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	7,684	$179,818	731	$18,215	238	$5,484	551	$13,566	$20,516
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—
Costs for issuances of preferred shares	—	(5)	—	(5)	—	(49)	—	—	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	(3)
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	(2)
Redemption value adjustment	—	—	—	—	—	—	—	—	464
Redemption value adjustment – preferred stock	—	3,842	—	381	—	112	—	265	—
Net income (loss)	—	—	—	—	—	—	—	—	(1,030)
Balance at March 31, 2026	7,684	$183,655	731	$18,591	238	$5,547	551	$13,831	$19,945

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest In Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,637	$56	$2,392,518	$(2,811,868)	$13,402	$(405,835)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	—	(4)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	(29)	—	13	(16)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	—	(30)
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	—	(587)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(478)	—	(478)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(678)	—	(678)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(487)	—	(487)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(485)	—	(485)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,662)	—	(3,662)
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(352)	—	(352)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54	54
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(242)	—	(242)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,057)	—	(1,057)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	153	2	1,192	—	—	1,194
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,971)	(1,776)	(21,747)
Balance at March 31, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,790	$58	$2,393,647	$(2,839,867)	$11,687	$(434,418)

	Preferred Stock				Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	6,800	$156,671	601	$14,869	$22,509
Purchases of common stock	—	—	—	—	—
Equity-based compensation	—	—	—	—	(38)
Issuance of preferred stock	919	20,608	167	4,015	—
Costs for issuances of common shares	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—
Redemption value adjustment	—	—	—	—	242
Redemption value adjustment – preferred stock	—	938	—	119	—
Redemption of preferred stock	(41)	(970)	(9)	(224)	—
Net income (loss)	—	—	—	—	(451)
Balance at March 31, 2025	7,678	$177,247	759	$18,779	$22,262
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(65,457)	$(22,198)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,006	37,339
Impairment charges	112,649	—
Amortization of intangibles	(96)	(39)
Recognition of deferred income	(102)	(72)
Bad debt expense	375	397
Deferred income tax expense (benefit)	(39)	(34)
Equity in (earnings) loss of unconsolidated entities	202	431
(Gain) loss on disposition of assets and hotel properties	(100,030)	(31,868)
(Gain) loss on derecognition of assets	(7,790)	(10,046)
(Gain) loss on extinguishment of debt	25	13
Realized and unrealized (gain) loss on derivatives	(757)	2,740
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	5,291	9,563
Equity-based compensation	28	(54)
Gain on sale of historical tax credits	(3,223)	—
Interest income paid-in-kind	(394)	(393)
Interest expense paid-in-kind	222	—
Changes in operating assets and liabilities, exclusive of the effect of dispositions of assets and hotel properties:
Accounts receivable and inventories	(13,582)	(12,562)
Prepaid expenses and other assets	2,625	(2,342)
Accounts payable and accrued expenses and accrued interest payable	27,036	796
Accrued interest associated with hotels in receivership	7,820	10,046
Due to/from related parties	10,709	1,682
Due to/from third-party hotel managers	1,556	(245)
Due to/from Ashford Inc., net	20,395	(8,144)
Operating lease liabilities	(3)	(107)
Operating lease right-of-use assets	60	105
Other liabilities	(3)	—
Net cash provided by (used in) operating activities	29,523	(24,992)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(16,962)	(19,851)
Net proceeds from disposition of assets and hotel properties	209,153	119,204
Net proceeds from sale of historical tax credits	3,223	—
Payments for initial franchise fees	—	(66)
Proceeds from notes receivable	95	—
Proceeds from property insurance	1,624	213
Net cash provided by (used in) investing activities	197,133	99,500
		(Continued)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Financing Activities
Borrowings on indebtedness	—	471,562
Repayments of indebtedness	(218,353)	(523,535)
Payments for loan costs and exit fees	(3,460)	(33,591)
Payments for dividends and distributions	—	(5,647)
Purchases of common stock	(2)	—
Redemption of operating partnership units	(2)	—
Payments for derivatives	(45)	(4,342)
Proceeds from derivatives	—	1,876
Proceeds from preferred stock offerings	—	23,709
Costs for issuances of common shares	(59)	—
Payments on finance lease liabilities	(119)	(89)
Issuance of Stirling OP common units	—	51
Net cash provided by (used in) financing activities	(222,040)	(70,006)
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	4,616	4,502
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	216,396	220,475
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$221,012	$224,977

Supplemental Cash Flow Information
Interest paid	$51,267	$54,507
Income taxes paid (refunded)	(1,050)	(15)

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$47,830	$11,958
Receivable of net proceeds from disposition of hotel property	24,147	—
Non-cash preferred stock dividends	—	913
Unsettled proceeds from derivatives	—	88
Dividends and distributions declared but not paid	4,247	4,125

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$66,145	$112,907
Restricted cash at beginning of period	149,580	99,695
Cash, cash equivalents and restricted cash at beginning of period	$215,725	$212,602
Cash and cash equivalents at beginning of period included in assets held for sale	671	15
Restricted cash at beginning of period included in assets held for sale	—	7,858
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	$216,396	$220,475

Cash and cash equivalents at end of period	$78,042	$85,787
Restricted cash at end of period	141,203	139,190
Cash, cash equivalents and restricted cash at end of period	$219,245	$224,977
Cash and cash equivalents at end of period included in assets held for sale	1,767	—
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$221,012	$224,977
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of March 31, 2026, we held interests in the following assets:
•62 consolidated operating hotel properties, which represent 15,403 total rooms;
•one consolidated operating hotel property, which represents 188 total rooms through a 29.3%-owned investment in a consolidated entity; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $7.1 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of March 31, 2026, our 63 operating hotel properties were leased by our wholly-owned or majority-owned subsidiaries, which are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through the Fourth Amended and Restated Advisory Agreement with Ashford LLC (as amended, the “Advisory Agreement”). Our 63 operating hotel properties in our consolidated portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 45 of our 63 operating hotel properties. Third-party management companies manage the remaining hotel properties.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. These consolidated financial statements include the accounts of Ashford Hospitality Trust, Inc., its majority-owned subsidiaries, and its majority-owned joint ventures in which it has a controlling interest. All inter-company accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2025 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2026.
Going Concern—The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company held cash and cash equivalents of $79.8 million and restricted cash of $141.2 million (including amounts held for sale). During the three months ended March 31, 2026, the net increase in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale) was $4.6 million.
The Company forecasts it may not have enough cash to support the Company’s daily operations one year from the date the financial statements are issued due primarily to anticipated debt service costs, debt maturities and the potential termination fee the Company would owe to Ashford LLC upon the triggering of the change of control provision in the Advisory Agreement. We have $1.9 billion of non-recourse loans that mature within one year from the date the financial statements are issued. If our lenders elect not to refinance these loans and foreclose on these properties and the Company’s Annualized Portfolio Cash Flow (as defined in the Advisory Agreement) is below $65 million, the change of control provision in the Advisory Agreement could be triggered at Ashford LLC’s discretion within one year from the date the financial statements are issued, resulting in a termination fee. See discussion in note 13.
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
815 Commerce Managing Member, LLC (“815 Commerce MM”) is considered to be a VIE, as defined by authoritative accounting guidance. On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce MM, which developed the Le Méridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. During 2023, the Company entered into a loan agreement with the manager of 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. As of March 31, 2026, the Company has funded $8.8 million.

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
On September 2, 2025, the Company became the sole remaining unit holder and general partner of Stirling OP when Stirling OP redeemed all of its unit holders other than Ashford Trust OP and Ashford TRS for an aggregate of $685,000 in cash. The Company remains the primary beneficiary of Stirling OP and Stirling OP’s properties and debt continue to be reflected on the Company’s balance sheet at their historical carrying values as of March 31, 2026 and December 31, 2025.
During the year ended December 31, 2025, Ashford M Investor LLC (“Ashford Investor LLC”) issued preferred membership interests in the Renaissance Nashville in Nashville, Tennessee in return for $88.0 million. The preferred membership interests issued to the holder are classified as liabilities within “indebtedness, net” in the consolidated balance sheet and do not constitute equity at risk. Ashford Investor LLC is considered a VIE. Ashford Trust as managing member, has the power to direct the activities that most significantly impact Ashford Investor LLC’s economic performance, while the holder, as non‑managing member, holds participating rights over certain major decisions but does not have the ability to remove Ashford Trust without cause. Based on these factors, Ashford Trust is identified as the primary beneficiary and consolidates Ashford Investor LLC. See note 6.
Comparability—Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The following transactions affect reporting comparability of our consolidated financial statements:

Property	Location	Type	Date
Courtyard Boston Downtown	Boston, MA	Disposition	January 10, 2025
Residence Inn Evansville	Evansville, IN	Disposition	August 11, 2025
Hilton NASA Clear Lake	Houston, TX	Disposition	August 22, 2025
Residence Inn San Diego	San Diego, CA	Disposition	October 15, 2025
Le Pavillon	New Orleans, LA	Disposition	December 18, 2025
Embassy Suites Houston	Houston, TX	Disposition	February 9, 2026
Embassy Suites Austin	Austin, TX	Disposition	February 17, 2026
Hilton St. Petersburg Bayfront	St. Petersburg, FL	Disposition	March 5, 2026
La Posada de Santa Fe	Santa Fe, NM	Disposition	March 17, 2026
Hilton Alexandria Old Town	Alexandria, VA	Disposition	March 31, 2026
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
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended March 31, 2026
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$14,222	$3,786	$1,071	$—	$19,079
Dallas/Ft. Worth, TX Area	5	16,870	4,927	1,359	—	23,156
Houston, TX Area	1	3,720	1,833	169	—	5,722
Los Angeles, CA Metro Area	4	20,318	4,766	1,366	—	26,450
Miami, FL Metro Area	2	10,210	2,820	560	—	13,590
Minneapolis – St. Paul, MN Area	2	3,705	1,041	156	—	4,902
Nashville, TN Area	1	13,366	9,208	1,293	—	23,867
New York/New Jersey Metro Area	4	7,946	2,740	579	—	11,265
Orlando, FL Area	2	6,803	568	621	—	7,992
Philadelphia, PA Area	1	2,514	371	235	—	3,120
San Diego, CA Area	1	2,977	351	219	—	3,547
San Francisco – Oakland, CA Metro Area	3	10,467	1,243	517	—	12,227
Tampa, FL Area	1	4,247	603	242	—	5,092
Washington D.C. – MD – VA Area	8	27,063	5,152	2,462	—	34,677
Other Areas	22	45,881	9,720	4,074	—	59,675
Disposed properties	5	9,716	2,441	1,060	—	13,217
Corporate	—	—	—	—	154	154
Total	68	$200,025	$51,570	$15,983	$154	$267,732

	Three Months Ended March 31, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$14,585	$4,294	$1,170	$—	$20,049
Dallas/Ft. Worth, TX Area	5	15,848	4,298	1,345	—	21,491
Houston, TX Area	1	3,573	1,706	142	—	5,421
Los Angeles, CA Metro Area	4	18,381	5,239	1,348	—	24,968
Miami, FL Metro Area	2	9,257	3,500	446	—	13,203
Minneapolis – St. Paul, MN Area	2	2,401	928	127	—	3,456
Nashville, TN Area	1	13,803	8,970	1,101	—	23,874
New York/New Jersey Metro Area	4	8,427	3,543	481	—	12,451
Orlando, FL Area	2	6,952	447	528	—	7,927
Philadelphia, PA Area	1	2,175	225	242	—	2,642
San Diego, CA Area	1	3,131	341	169	—	3,641
San Francisco – Oakland, CA Metro Area	3	8,958	1,315	465	—	10,738
Tampa, FL Area	1	4,147	731	229	—	5,107
Washington D.C. – MD – VA Area	8	27,724	5,179	2,622	—	35,525
Other Areas	22	44,948	9,282	4,007	—	58,237
Disposed properties	10	21,991	4,531	1,798	—	28,320
Corporate	—	—	—	—	309	309
Total	73	$206,301	$54,529	$16,220	$309	$277,359

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$360,136	$410,460
Buildings and improvements	2,041,867	2,444,715
Furniture, fixtures and equipment	151,767	171,635
Construction in progress	46,883	24,937
Hilton Marietta finance lease	17,269	17,269
Total cost	2,617,922	3,069,016
Accumulated depreciation	(810,924)	(983,772)
Investments in hotel properties, net	$1,806,998	$2,085,244
5. Dispositions, Impairment Charges and Assets Held For Sale
Dispositions
On February 9, 2026 and February 17, 2026, the Company completed the sales of the 150-room Embassy Suites Houston located in Houston, Texas, and the 150-room Embassy Suites Austin located in Austin, Texas, for a combined $27.0 million, subject to customary pro rations and adjustments. The sales resulted in gains of $4.8 million and $4.2 million, respectively, which are reported within “gain (loss) on disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
On March 5, 2026, the Company completed the sale of the 333-room Hilton St. Petersburg Bayfront located in St. Petersburg, Florida for $96 million, subject to customary pro rations and adjustments. The sale resulted in a gain of $80.1 million which is reported within “gain (loss) on disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
On March 17, 2026, the Company completed the sale of the 157-room La Posada de Santa Fe located in Santa Fe, New Mexico for a purchase price of $57.5 million, subject to customary pro rations and adjustments. The sale resulted in a gain of $13.2 million which is reported within “gain (loss) on disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
On March 31, 2026, the Company completed the sale of the 252-room Hilton Alexandria Old Town located in Alexandria, Virginia for a purchase price of $58.0 million, subject to customary pro rations and adjustments. The sale resulted in a loss of $2.3 million which is reported within “gain (loss) on disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
On January 10, 2025, the Company completed the sale of the 315-room Courtyard Boston Downtown located in Boston, Massachusetts, for $123.0 million, subject to customary pro rations and adjustments, resulting in a recognized gain of $32.1 million. This gain is reported within “gain (loss) on disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2026 and 2025 dispositions. The following table includes condensed financial information from the Company’s dispositions (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Total hotel revenue	$13,217	$28,320
Total hotel expenses	(9,337)	(18,499)
Property taxes, insurance and other	(888)	(1,474)
Depreciation and amortization	(1,311)	(4,512)
Total operating expenses	(11,536)	(24,485)
Gain (loss) on disposition of assets and hotel properties	100,030	31,868
Gain (loss) on derecognition of assets	7,790	10,046
Operating income (loss)	109,501	45,749
Interest income	—	24
Interest expense and amortization of discounts and loan costs	(2,765)	(8,531)
Interest expense associated with hotels in receivership	(7,820)	(10,046)
Write-off of premiums, loan costs and exit fees	(85)	(241)
Gain (loss) on extinguishment of debt	(25)	—
Income (loss) before income taxes	98,806	26,955
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(1,413)	(431)
Net income (loss) attributable to the Company	$97,393	$26,524
Impairment Charges
For the three months ended March 31, 2026, we recorded impairment charges on nine properties totaling $112.6 million. The impairment charges were a result of reduced estimated future cash flows resulting from reductions to the expected holding periods of the hotel properties. The impairment charges for four properties were based on a market approach methodology which compares the net book value of the assets to their fair market value. The impairment charge for the remaining five properties were based on the income approach which utilized a discounted cash flow methodology, supported by the market approach. These valuation techniques are considered Level 3 techniques under the fair value hierarchy.
For the three months ended March 31, 2025, no impairment charges were recorded related to hotel properties.
The following table presents the fair value of our hotel properties measured at fair value after the aforementioned non-recurring impairment charges as of March 31, 2026 and the related impairment charge recorded (in thousands):

	Fair Value as of March 31, 2026				Three Months Ended March 31, 2026
	Level 1	Level 2	Level 3	Total	Impairment Charges (1)
Silversmith Hotel	$—	$—	$16,000	$16,000	$2,875	(2)
Hyatt Regency Long Island	—	—	26,052	26,052	1,233	(2)
Sheraton Indianapolis City Centre	—	—	18,500	18,500	8,582	(2)
Hilton Garden Inn Austin	—	—	26,750	26,750	21,645	(2) (4)
Hilton Minneapolis St. Paul Airport	—	—	17,200	17,200	22,275	(3)
Embassy Suites Portland	—	—	10,900	10,900	12,738	(3)
Embassy Suites Crystal City	—	—	54,500	54,500	4,936	(3)
Hilton Parsippany	—	—	17,300	17,300	31,014	(3)
Hampton Inn Parsippany	—	—	12,800	12,800	7,351	(3)
(1)    The impairment charges were based on the estimated fair value of each applicable hotel property.
(2)    Fair value was determined using the market approach methodology.
(3)    Fair value was determined using the income approach.
(4)    The impairment charge included $2.6 million related to operating lease right-of-use assets associated with the property.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets Held For Sale
On February 25, 2026, the Company entered into definitive agreements to sell the 160-room Embassy Suites Palm Beach Gardens located in Palm Beach Gardens, Florida for a purchase price of $41.0 million. The agreement included a nonrefundable deposit of $2.1 million which was paid on February 25, 2026. See note 16.
On March 16, 2026, the Company entered into a definitive agreement to sell the 168-room Lakeway Resort & Spa located in Austin, Texas for a purchase price of $37.8 million. The agreement included a nonrefundable deposit of $500,000 which was paid on March 16, 2026.
On March 26, 2026, the Company entered into a definitive agreement to sell the 150-room Embassy Suites Dallas located in Dallas, Texas for a purchase price of $17.0 million. The agreement included a nonrefundable deposit of $500,000 which was paid on March 26, 2026. See note 16.
As of March 31, 2026, the three properties listed above were classified as held for sale.
As of December 31, 2025, the Embassy Suites Houston and the Embassy Suites Austin, which were sold in February 2026, were classified as held for sale. Depreciation and amortization ceased as of the dates the assets were deemed held for sale.
Since the sales of these hotels did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operations were not reported as discontinued operations in the consolidated financial statements.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets were as follows:

	March 31, 2026	December 31, 2025
Assets
Investments in hotel properties, gross	$87,459	$34,818
Accumulated depreciation	(35,567)	(17,391)
Investments in hotel properties, net	51,892	17,427
Cash and cash equivalents	1,767	671
Accounts receivable, net	1,236	127
Inventories	240	45
Deferred costs, net	104	10
Prepaid expenses and other assets	540	198
Assets held for sale	$55,779	$18,478

Liabilities
Indebtedness, net	$61,983	$38,820
Accounts payable and accrued expenses	3,610	2,044
Accrued interest	396	354
Due to related parties, net	348	9
Due to Ashford Inc., net	276	65
Liabilities related to assets held for sale	$66,613	$41,292

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Indebtedness, net
Indebtedness, net consisted of the following (in thousands):

						March 31, 2026	December 31, 2025
Indebtedness	Collateral		Maturity	Interest Rate		Debt Balance	Debt Balance
Mortgage loan (2)	1	hotel	March 2025		4.66%	$21,971	$21,971
Mortgage loan (2)	8	hotels	February 2026	SOFR(1) +	3.28%	325,000	325,000
Mortgage loan (3)	2	hotels	May 2026	SOFR(1) +	4.00%	—	98,450
Mortgage loan (4)	18	hotels	July 2026	SOFR(1) +	4.41%	723,625	733,625
Mortgage loan (5)	1	hotel	February 2027	SOFR(1) +	2.85%	12,330	12,330
Mortgage loan (6)	16	hotels	February 2027	SOFR(1) +	4.37%	580,000	580,000
Mortgage loan (7)	11	hotels	March 2027	SOFR(1) +	4.82%	231,340	341,203
Mortgage loan (6)	1	hotel	September 2027	SOFR(1) +	2.26%	218,100	218,100
Mortgage loan (8)	1	hotel	November 2027	SOFR(1) +	4.75%	121,500	121,500
Mortgage loan	4	hotels	December 2028		8.51%	30,200	30,200
Preferred investment (9)	1	hotel	May 2029		11.14%	89,068	88,845
Construction loan (10)	1	hotel	May 2033		11.26%	15,619	15,660
Total indebtedness						$2,368,753	$2,586,884
Premiums (discounts), net						291	301
Capitalized default interest and late charges						—	2,346
Deferred loan costs, net						(19,898)	(24,103)
Indebtedness, net						$2,349,146	$2,565,428
Indebtedness, net related to assets held for sale (7)	2	hotels	March 2026	SOFR(1) +	3.83%	—	38,820
Indebtedness, net related to assets held for sale (7)	2	hotels	March 2027	SOFR(1) +	4.82%	29,720	—
Indebtedness, net related to assets held for sale (4)	1	hotel	July 2026	SOFR(1) +	4.41%	32,263	—
						$2,287,163	$2,526,608
_____________________________
(1)    SOFR rates were 3.66% and 3.69% at March 31, 2026 and December 31, 2025, respectively.
(2)    As of March 31, 2026, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest of 5.00% was accrued in addition to the stated interest rate, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheets and statement of operations.
(3)    In March 2026, we repaid this mortgage loan in conjunction with the sales of the La Posada de Santa Fe and the Hilton Alexandria Old Town.
(4)    This mortgage loan has one six-month extension option, subject to the satisfaction of certain conditions. The six-month extension option was exercised in January 2026, and included a $10.0 million principal paydown and increased the interest rate to SOFR + 4.41%.
(5)    This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions. The one-year extension option was exercised in February 2026.
(6)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(7)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. The first one-year extension option was exercised in March 2026. During the three months ended March 31, 2026, this mortgage loan was paid down $109.9 million in conjunction with the sales of the Hilton St. Petersburg Bayfront, the Embassy Suites Austin and the Embassy Suites Houston.
(8)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.75%.
(9)    During the year ended December 31, 2025, the Company issued preferred membership interests in the Renaissance Nashville in Nashville, Tennessee in return for $88.0 million. The preferred membership interests provide a preferred return of 11.14% per annum of which 10.14% is paid in cash and 1.00% is paid-in-kind. The investment is mandatorily redeemable on May 10, 2029 and is recorded within indebtedness, net in the Company’s consolidated balance sheets as required under GAAP.
(10)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in note 2.
During the three months ended March 31, 2026, the Company amortized $2.2 million of capitalized principal related to default interest and late charges from our Highland Pool mortgage loan and Morgan Stanley Pool mortgage loan that were capitalized upon the refinancing of the loans in 2025.
All accrued default interest and late charges are capitalized into the principal balance and are amortized over the remaining initial term of the mortgage loans using the effective interest method. The amount of capitalized principal that was written off during the three months ended March 31, 2026 and 2025 were $156,000 and $0, respectively. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Derecognition of Assets
KEYS Pool A and KEYS Pool B Loans
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
We derecognized the hotel properties that secured the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotel properties and recognized a related gain in our consolidated statements of operations. We additionally recorded a contract asset as of March 31, 2024, which represented the liabilities from which we expect to be released upon final resolution with the lenders on the KEYS Pool A and KEYS Pool B mortgage loans in exchange for the transfer of ownership of the respective hotel properties.
On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third-party purchaser. On June 25, 2025 and December 22, 2025, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Oakland Airport and SpringHill Suites BWI Airport to a third-party purchaser. On March 4, 2026, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the SpringHill Suites Plymouth Meeting to a third-party purchaser.
For the three months ended March 31, 2026 and 2025, we recognized additional gains of $7.8 million and $10.0 million, which were included in “gain (loss) on derecognition of assets” in our consolidated statement of operations. These gains increased the related contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Other Properties
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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of March 31, 2026, we were in compliance with all covenants related to mortgage loans, except where noted above. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
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
Interest Rate Derivatives—We use interest rate caps and floors to hedge our debt and cash flows, which are recorded at fair value. Payments from counterparties on in-the-money interest rate caps and floors are recognized as realized gains on our condensed consolidated statements of operations. See note 7.
7. Fair Value Measurements
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2026, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 3.66% to 3.493% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2026:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$210	$—	$210
Interest rate derivatives – caps	—	1,002	—	1,002
Total	$—	$1,212	$—	$1,212	(1)

December 31, 2025:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$177	$—	$177
Interest rate derivatives – caps	—	233	—	233
Total	$—	$410	$—	$410	(1)
____________________________________
(1)    Reported as “derivative assets” in our consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2026		2025
Assets
Derivative assets:
Interest rate derivatives – floors	$33		$184
Interest rate derivatives – caps	724		(2,023)
Total	$757		$(1,839)

Liabilities
Derivative liabilities:
Embedded debt derivative	$—		$(901)	(1)
Net	$757		$(2,740)

Total combined
Interest rate derivatives – floors	$33		$184
Interest rate derivatives – caps	724		(2,345)
Embedded debt derivative	—		(901)
Unrealized gain (loss) on derivatives	757	(2)	(3,062)	(2)
Realized gain (loss) on interest rate caps	—	(2) (3)	322	(2) (3)
Net	$757		$(2,740)
____________________________________
(1)    Relates to the change in the fair value of an exit fee on a term loan which was repaid on February 12, 2025. Prior to the repayment date, the exit fee was considered under the applicable accounting guidance as an embedded derivative liability that met the criteria for bifurcation from the debt host and was measured at estimated fair value at each reporting period.
(2)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
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

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$1,212	$1,212	$410	$410

Financial assets not measured at fair value (1):
Cash and cash equivalents	$79,809	$79,809	$66,816	$66,816
Restricted cash	141,203	141,203	149,580	149,580
Accounts receivable, net	44,662	44,662	32,879	32,879
Notes receivable, net	12,486	12,486	12,187	12,187
Due from third-party hotel managers	24,535	24,535	25,667	25,667

Financial liabilities not measured at fair value (1):
Indebtedness	$2,369,044	$2,369,377	$2,587,185	$2,587,088
Indebtedness associated with hotels in receivership	252,000	209,538	272,800	229,172
Accounts payable and accrued expenses	144,447	144,447	125,817	125,817
Accrued interest payable	32,183	32,183	14,347	14,347
Accrued interest associated with hotels in receivership	83,979	83,979	82,338	82,338
Dividends and distributions payable	4,247	4,247	4,247	4,247
Due to Ashford Inc., net	65,914	65,914	40,708	40,708
Due to related parties, net	12,667	12,667	1,958	1,958
Due to third-party hotel managers	1,306	1,306	882	882
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of March 31, 2026 and December 31, 2025.
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
Derivative assets. See notes 6 and 7 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness and indebtedness associated with hotels in receivership. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of total indebtedness to be approximately 100.0% of the carrying value of $2.4 billion at March 31, 2026 and approximately 100.0% of the carrying value of $2.6 billion at December 31, 2025. We estimated the fair value of indebtedness associated with hotels in receivership to be approximately 83.2% of the carrying value of $252.0 million at March 31, 2026 and approximately 84.0% of the carrying value of $272.8 million at December 31, 2025. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2026	2025
Income (loss) allocated to common stockholders – basic and diluted:
Income (loss) attributable to the Company	$(63,772)	$(19,971)
Less: dividends on preferred stock, declared and undeclared (1)	(2,714)	(6,729)
Less: deemed dividends on redeemable preferred stock	(4,600)	(1,057)
Distributed and undistributed income (loss) allocated to common stockholders – basic and diluted	$(71,086)	$(27,757)

Weighted average common shares outstanding:
Weighted average shares outstanding – basic and diluted	6,442	5,651

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(11.03)	$(4.91)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$(11.03)	$(4.91)
________
(1) Undeclared dividends were deducted to arrive at distributed and undistributed income (loss) allocated to common stockholders. See note 11.
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2026	2025
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(1,030)	$(451)
Dividends on preferred stock – Series J (inclusive of deemed dividends)	3,842	4,600
Dividends on preferred stock – Series K (inclusive of deemed dividends)	381	471
Dividends on preferred stock – Series L (inclusive of deemed dividends)	112	—
Dividends on preferred stock – Series M (inclusive of deemed dividends)	265	—
Total	$3,570	$4,620

Weighted average diluted shares are not adjusted for:
Effect of assumed conversion of operating partnership units	94	92
Effect of assumed conversion of preferred stock – Series J	70,111	24,858
Effect of assumed conversion of preferred stock – Series K	6,671	2,247
Effect of assumed conversion of preferred stock – Series L	2,173	—
Effect of assumed conversion of preferred stock – Series M	5,026	—
Total	84,075	27,197

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
As of March 31, 2026, there are approximately 69,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units, other than approximately 22,000 LTIP and 35,000 Performance LTIP units, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	March 31, 2026	December 31, 2025
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$19,945	$20,516
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$158,905	$187,846
Ownership percentage of operating partnership	1.43%	1.43%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$1,030	$451
11. Equity
Preferred Dividends—On January 13, 2026, in order to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends were suspended, including dividends previously declared for stockholders of record as of December 31, 2025 of the Company’s Series D, F, G, H and I Cumulative Preferred Stock.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The board of directors declared quarterly dividends per share as presented below:

	Three Months Ended March 31,
	2026	2025
8.45% Series D Cumulative Preferred Stock	$—	$0.5281
7.375% Series F Cumulative Preferred Stock	—	0.4609
7.375% Series G Cumulative Preferred Stock	—	0.4609
7.50% Series H Cumulative Preferred Stock	—	0.4688
7.50% Series I Cumulative Preferred Stock	—	0.4688
The table below presents the accumulated but unpaid dividends in arrears (in thousands):

March 31, 2026
8.45% Series D Cumulative Preferred Stock ($0.53/share)	$587
7.375% Series F Cumulative Preferred Stock ($0.46/share)	478
7.375% Series G Cumulative Preferred Stock ($0.46/share)	678
7.50% Series H Cumulative Preferred Stock ($0.47/share)	486
7.50% Series I Cumulative Preferred Stock ($0.47/share)	485
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
12. Redeemable Preferred Stock
Series J Redeemable Preferred Stock
On March 31, 2025, the Company concluded its offering of the Company’s Series J Redeemable Preferred Stock (the “Series J Preferred Stock”). Prior to March 31, 2025, the Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series J Preferred Stock. Pursuant to such equity distribution agreements, the Company offered a maximum of 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock (as defined below) in a primary offering at a price of $25.00 per share. The Company also offered a maximum of 8.0 million shares of the Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Holders of the Series J Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series J Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such monthly periods are consecutive, and the number of directors then constituting the board shall be increased by two and the holders of such shares of Series J Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series J Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company, who shall each be elected for one-year terms.
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
On January 13, 2026, in order to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends were suspended, including dividends previously declared for stockholders of record as of December 31, 2025 of the Company’s Series J, K, L and M Preferred Stock.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2026	2025
Series J Preferred Stock	$—	$3,662
The table below presents the accumulated but unpaid dividends in arrears (in thousands):

March 31, 2026
Series J Preferred Stock ($0.50/share)	$3,842

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2026	2025
Series J Preferred Stock shares issued (1)	—	883
Net proceeds	$—	$19,877
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	March 31, 2026	December 31, 2025
Series J Preferred Stock	$183,655	$179,818
Cumulative adjustments to Series J Preferred Stock (1)	13,311	9,469
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes Series J Preferred Stock redemptions settled in common stock (in thousands):

	Three Months Ended March 31,
	2026	2025
Series J Preferred Stock shares redeemed	—	41
Redemption amount, net of redemption fees	$—	$970
Common shares issued upon redemption	—	126
Series K Redeemable Preferred Stock
On March 31, 2025, the Company concluded its offering of the Company’s Series K Redeemable Preferred Stock (the “Series K Preferred Stock”). Prior to March 31, 2025, the Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series K Preferred Stock. Pursuant to such equity distribution agreements, the Company offered a maximum of 20.0 million shares of Series K Preferred Stock or Series J Preferred Stock in a primary offering at a price of $25.00 per share. The Company also offered a maximum of 8.0 million shares of the Series K Preferred Stock or Series J Preferred Stock pursuant to the DRIP at the Stated Value.
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
Holders of the Series K Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series K Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such monthly periods are consecutive, and the number of directors then constituting the board shall be increased by two and the holders of such shares of Series K Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series K Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.

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
On January 13, 2026, in order to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends were suspended, including dividends previously declared for stockholders of record as of December 31, 2025 of the Company’s Series J, K, L and M Preferred Stock.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2026	2025
Series K Preferred Stock	$—	$352
The table below presents the accumulated but unpaid dividends in arrears (in thousands):

March 31, 2026
Series K Preferred Stock ($0.52/share)	$381
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2026	2025
Series K Preferred Stock shares issued (1)	—	166
Net proceeds	$—	$4,036
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	March 31, 2026	December 31, 2025
Series K Preferred Stock	$18,591	$18,215
Cumulative adjustments to Series K Preferred Stock (1)	1,122	741
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes Series K Preferred Stock redemptions settled by the issuance of common stock (in thousands):

	Three Months Ended March 31,
	2026	2025
Series K Preferred Stock shares redeemed	—	9
Redemption amount, net of redemption fees	$—	$224
Common shares issued upon redemption	—	28
Series L Redeemable Preferred Stock
On December 9, 2025, the Company terminated the primary offering of the Company’s Series L Redeemable Preferred Stock (the “Series L Preferred Stock”). The Company continued to offer shares of its Series L Preferred Stock pursuant to its dividend reinvestment plan beyond the termination of the primary offering. Prior to December 9, 2025, the Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series L Preferred Stock. Pursuant to such equity distribution agreements, the Company offered a maximum of 12.0 million shares of Series L Preferred Stock or Series M Preferred Stock (as defined below) in a primary offering at a price of $25.00 per share, subject to offering discounts. The Company also offered a maximum of 4.0 million shares of the Series L Preferred Stock or Series M Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).
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
Holders of the Series L Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series L Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such monthly periods are consecutive, and the number of directors then constituting the board shall be increased by two and the holders of such shares of Series L Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series L Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
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
On January 13, 2026, in order to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends were suspended, including dividends previously declared for stockholders of record as of December 31, 2025 of the Company’s Series J, K, L and M Preferred Stock.
The table below presents the accumulated but unpaid dividends in arrears (in thousands):

March 31, 2026
Series L Preferred Stock ($0.47/share)	$112
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
The redemption value adjustment of Series L Preferred Stock is summarized below (in thousands):

	March 31, 2026	December 31, 2025
Series L Preferred Stock	$5,547	$5,484
Cumulative adjustments to Series L Preferred Stock (1)	1,175	1,064
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
No redemptions of Series L Preferred Stock occurred in the three months ended March 31, 2026.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Series M Redeemable Preferred Stock
On December 9, 2025, the Company terminated the primary offering of the Company’s Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The Company continued to offer shares of its Series M Preferred Stock pursuant to its dividend reinvestment plan beyond the termination of the primary offering. Prior to December 9, 2025, the Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series M Preferred Stock. Pursuant to such equity distribution agreements, the Company offered a maximum of 12.0 million shares of Series L Preferred Stock or Series M Preferred Stock in a primary offering at a price of $25.00 per share, subject to offering discounts. The Company also offered a maximum of 4.0 million shares of the Series L Preferred Stock or Series M Preferred Stock pursuant to the DRIP at the Stated Value.
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
Holders of the Series M Preferred Stock shall not have any voting rights, except for if and whenever dividends on any shares of the Series M Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such monthly periods are consecutive, and the number of directors then constituting the board shall be increased by two and the holders of such shares of Series M Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series M Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
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
On January 13, 2026, in order to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends were suspended, including dividends previously declared for stockholders of record as of December 31, 2025 of the Company’s Series J, K, L and M Preferred Stock.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below presents the accumulated but unpaid dividends in arrears (in thousands):

March 31, 2026
Series M Preferred Stock ($0.48/share)	$265
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
The redemption value adjustment of Series M Preferred Stock is summarized below (in thousands):

	March 31, 2026	December 31, 2025
Series M Preferred Stock	$13,831	$13,566
Cumulative adjustments to Series M Preferred Stock (1)	2,465	2,200
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
No redemptions of Series M Preferred Stock occurred in the three months ended March 31, 2026.
13. Related Party Transactions
Ashford Inc.
Advisory Agreement with Ashford Trust OP
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty J. Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc.
On March 27, 2026, the Company entered into the Advisory Agreement with Ashford Inc. and Ashford LLC. The Advisory Agreement amends and restates the terms of the Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 and extends the initial term of the Advisory Agreement to December 31, 2055 with two 20-year possible extensions.
Under our Advisory Agreement, we pay advisory fees to Ashford LLC. Advisory fees consist of base fees and incentive fees. We pay a monthly base fee in an amount equal to 1/12 of (i) 0.70% of the Total Market Capitalization (the “TMC”) (as defined in our Advisory Agreement) of the Company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined in our Advisory Agreement), if any, on the last day of the prior month during which the advisory agreement was in effect. The Advisory Agreement also provides for, among other things, (i) the potential for the TMC component of the calculation of the Net Asset Fee Adjustment to be reduced from 70 basis points to: 50 basis points if the TMC is greater than or equal to $4 billion, 30 basis points if the TMC is greater than or equal to $5 billion and zero basis points if the TMC is $6 billion or greater.
However, the Base Fee (as defined in our Advisory Agreement) shall in no event for any month be less than the Minimum Base Fee as provided by the Advisory Agreement. The Company shall pay the Base Fee or the Minimum Base Fee (as defined in our Advisory Agreement) on the fifth business day of each month.
The Minimum Base Fee for Ashford Trust for each quarter is equal to the greater of:
(i) 90% of the base fee paid for the same month in the prior fiscal year; and
(ii) 1/12th of the G&A Ratio (as defined in the advisory agreement) for the most recently completed fiscal quarter multiplied by the TMC.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We are also required to pay Ashford LLC an incentive fee that is measured annually (or for a stub period if the Advisory Agreement is terminated at other than year-end). In each year that the Company’s total shareholder return exceeds the average total shareholder return for the peer group, the Company shall pay to Ashford LLC an incentive fee. The incentive fee, if any, subject to the Fixed Charge Coverage Ratio Condition (as defined in the Advisory Agreement), shall be payable in arrears in three equal annual installments.
We reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the Advisory Agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to officers and employees of Ashford LLC in connection with providing advisory services. Under the Advisory Agreement, the Company may also grant cash incentive awards to employees, officers, affiliates and representatives of Ashford LLC.
Under our Advisory Agreement, Ashford Trust OP is obligated to indemnify Ashford LLC for any and all tax liabilities arising from asset dispositions, deemed distributions, or fair market value and tax basis adjustments occurring since January 1, 2024. As of March 31, 2026, the Company has accrued a liability of $9.7 million related to this obligation, which is included in “due to Ashford Inc., net” in our consolidated balance sheet. See note 14.
If we terminate the Advisory Agreement without cause or upon a change of control, we will be required to pay on or before the termination date Ashford LLC a termination fee equal to the following: the present value of a payment stream calculated by assuming that Foregone Adjusted EBITDA (as defined in the Advisory Agreement) will be earned annually over a subsequent period of 30 years, discounted at two percent per annum, as reasonably calculated by Ashford LLC (the “Termination Fee”).
Notwithstanding the foregoing, through December 31, 2026, following a breach of the asset disposition limits that would otherwise constitute a company change of control and trigger a termination fee, no company change of control shall automatically be deemed to have occurred for at least six months, after which Ashford LLC will have 18 months to trigger a company change of control at any time, provided that the Company’s Annualized Portfolio Cash Flow (as defined in the Advisory Agreement) must be less than $65 million at the time of triggering. Additionally, upon a company change of control or similar scenario, Ashford LLC may begin escrowing the termination fee; provided that the Company must be restored to the same condition within 30 days if a change of control does not ultimately occur.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2026	2025
Advisory services fee
Base advisory fee	$8,308	$8,069
Reimbursable expenses (1)	11,687	3,182
Equity-based compensation (2)	28	(67)
Incentive fee	—	93
Total advisory services fee	$20,023	$11,277
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services, deferred cash awards and certain tax obligations.
(2)Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Limited Waivers Under Advisory Agreement with Ashford Trust OP
On March 13, 2026, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2026 Advisory Agreement Limited Waiver”). Pursuant to the 2026 Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS, Ashford Inc. and Ashford LLC waived the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2026, cash incentive compensation to employees and other representatives of Ashford Inc. and Ashford LLC.

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
On March 10, 2025, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2025 Limited Waiver”). Pursuant to the Limited Waiver, the Company, Ashford Trust OP, Ashford TRS, Ashford Inc. and Ashford LLC waived the operation of any provision in our Advisory Agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during the first and second fiscal quarters of calendar year 2025, cash incentive compensation to employees and other representatives of the Advisor.
Promissory Note with Ashford LLC
Ashford Trust OP holds a promissory note with Ashford LLC to allow Ashford Trust OP to draw up to $40 million in cash through November 15, 2026 to fund permitted costs (as defined in the promissory note). Funds advanced under the promissory note bear interest at an annual rate of 10% which may be paid in cash or paid in-kind at Ashford OP’s discretion. As of March 31, 2026, no amount had been drawn under the promissory note.
Advisory Agreement with Stirling OP
Prior to September 2, 2025, Stirling REIT Advisors, LLC (“Stirling Advisor”), a subsidiary of Ashford Inc., and Stirling OP were party to an advisory agreement. On September 2, 2025, the advisory agreement between Stirling Advisor and Stirling OP was terminated when the Company became the sole remaining unit holder and general partner of Stirling OP. See note 2. The following table summarizes the advisory services fees incurred by Stirling OP prior to the termination of the Stirling OP advisory agreement (in thousands):

Three Months Ended March 31,
2025
Advisory services fee
Base advisory fee	$126
Reimbursable expenses (1)	26
Performance participation fee	116
Total advisory services fee	$268
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Lismore
We engage Lismore or its subsidiaries to provide debt placement services, assist with loan modifications or refinancings on our behalf and provide brokerage services. During the three months ended March 31, 2026 and 2025, we incurred fees of $0 and $1.8 million, respectively.
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
As of March 31, 2026, Ashford Trust has funded approximately $17.0 million and had a $2.4 million payable. As of December 31, 2025, Ashford Trust had funded approximately $17.0 million and had a $2.4 million payable. The payables were included in “due to Ashford Inc., net” on our consolidated balance sheets.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2026	2025
Corporate, general and administrative	$299	$1,580
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
The design and construction services agreement provides for an initial term of ten years for each hotel. The term may be renewed by Premier, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years; provided that, at the time the option to renew is exercised, Premier is not then in default under the design and construction services agreement. The design and construction services agreement also: (i) provides that fees will be payable monthly as the service is delivered based on percentage completion; (ii) allows a project management fee to be paid on a development, together with (and not in lieu of) the development fee; and (iii) fixes the fees for FF&E purchasing, expediting, freight management and warehousing at 8%.
Hotel Management Services
As of March 31, 2026, Remington Hospitality managed 45 of our 63 hotel properties.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our hotel management agreement provides for an initial term of ten years as to each hotel. The term may be renewed by Remington Hospitality, at its option, for three successive periods of seven years each, and, thereafter, a final term of four years; provided that, at the time the option to renew is exercised, Remington Hospitality is not then in default under the hotel management agreement. The hotel management agreement also provides that Remington Hospitality may charge market premiums for its self-insured health plans to its hotel employees, the cost of which is an operating expense of the hotel properties. The amount of group services charged per room per month at each hotel is capped at $39.47 (subject to annual increases equal to the greater of 3% or the percentage change in the Consumer Price Index over the preceding annual period) (the “Cap”). Any unpaid balance will be paid by Ashford TRS and the Cap will not apply to certain hotels for whom the lessee is not a direct or indirect wholly-owned subsidiary of Ashford TRS.
14. Commitments and Contingencies
Tax Indemnification Obligation—Under our Advisory Agreement, Ashford Trust OP is obligated to indemnify Ashford LLC for any and all tax liabilities arising from asset dispositions, deemed distributions, or fair market value and tax basis adjustments occurring since January 1, 2024. The Company has engaged tax counsel to evaluate the scope and potential exposure of this indemnification obligation. As of March 31, 2026, the Company has accrued a liability of $9.7 million related to this obligation, which is included in “due to Ashford Inc., net” on our consolidated balance sheet. The ultimate liability is subject to change and is dependent upon future asset dispositions, future taxable events and the resolution of other related tax matters.
Restricted Cash—Under certain management and debt agreements for our hotel properties existing as of March 31, 2026, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 5% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing as of March 31, 2026, we pay franchisor royalty fees between 4% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2026 and 2049. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2026	2025
Other hotel expenses	$12,285	$13,114
Management Fees—Under hotel management agreements for our hotel properties existing as of March 31, 2026, we pay monthly hotel management fees equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager’s payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2021 through 2025 remain subject to potential examination by certain federal and state taxing authorities.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021, to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Ashford Trust’s portion of the settlement is 88.2%. The case is now in the settlement administration phase. As of March 31, 2026, the settlement liability amount was accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024, to globally resolve the three outstanding matters. The court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million and Ashford Trust’s portion of the settlement is $1.8 million. As of March 31, 2026, the settlement liability amount was accrued.
On April 18, 2024, the California Department of Industrial Relations (“DIR”) served the Company’s manager with an investigative subpoena relative to concerns with the Palm Springs Renaissance Hotel’s COVID recall efforts. On August 27, 2025, the DIR issued a citation that the Company’s manager failed to properly recall certain employees. On September 17, 2025, the Company’s manager filed an appeal which is currently pending. The matter is in the early stages and the ultimate outcome of this matter is unknown at this time. We do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2026, no amounts were accrued.
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
15. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments: (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of March 31, 2026 and 2025, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.

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
Following Stirling OP’s redemption of its unit holders on September 2, 2025, the Company updated the presentation of its reportable segment for March 31, 2026 and 2025, to incorporate the results of Stirling OP’s four hotel properties. Prior to September 2, 2025, the CODM did not regularly review the results of Stirling OP. The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
REVENUE
Rooms	$200,025	$206,301
Food and beverage	51,570	54,529
Other hotel revenue	15,983	16,220
Total hotel revenue	267,578	277,050
EXPENSES
Rooms	46,190	47,790
Food and beverage	34,300	35,726
Direct expenses	2,053	2,193
Indirect expenses:
Property, general and administration	23,642	24,841
Sales and marketing	27,549	28,970
Information and telecommunications systems	4,301	4,718
Repairs and maintenance	12,488	13,389
Energy	10,408	10,125
Lease expense	1,168	1,263
Ownership expenses	584	589
Incentive management fee	4,189	3,666
Management fees	9,184	9,578
Property taxes	9,154	10,094
Other taxes (refunds)	120	119
Insurance	5,443	5,516
Total expenses	190,773	198,577
Hotel adjusted EBITDA	$76,805	$78,473

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Reconciliation of hotel adjusted EBITDA to net income (loss)
Hotel adjusted EBITDA	$76,805	$78,473
Other revenue	154	309
Ownership expenses included in food and beverage expense	(83)	—
Ownership expenses included in other hotel expenses	(4,891)	(5,356)
Ownership expenses included in property taxes, insurance and other	(177)	(320)
Management fees	(100)	(270)
Depreciation and amortization	(32,006)	(37,339)
Impairment charges	(112,649)	—
Advisory services fee	(20,023)	(11,545)
Corporate, general, and administrative	(1,602)	(4,332)
Gain (loss) on disposition of assets and hotel properties	100,030	31,868
Gain (loss) on derecognition of assets	7,790	10,046
Equity in earnings (loss) of unconsolidated entities	(202)	(431)
Interest income	922	1,214
Other income (expense), net	3,223	—
Interest expense and amortization of discounts and loan costs	(73,554)	(66,802)
Interest expense associated with hotels in receivership	(7,820)	(10,046)
Write-off of premiums, loan costs and exit fees	(1,254)	(4,597)
Gain (loss) on extinguishment of debt	(25)	(13)
Realized and unrealized gain (loss) on derivatives	757	(2,740)
Income tax (expense) benefit	(752)	(317)
Net income (loss)	$(65,457)	$(22,198)
The following table reconciles segment total revenue to total consolidated revenue:

	Three Months Ended March 31,
	2026	2025
Consolidated total hotel revenue	$267,578	$277,050
Other revenue	154	309
Total consolidated revenue	$267,732	$277,359
16. Subsequent Events
On April 7, 2026, the Company completed the sale of the 160-room Embassy Suites Palm Beach Gardens located in Palm Beach Gardens, Florida for a purchase price of $41.0 million, subject to customary pro rations and adjustments.
On April 8, 2026, the Company entered into a definitive agreement to sell the 358-room Hyatt Regency Long Island located in Hauppauge, New York for a purchase price of $26.1 million. The agreement included a nonrefundable deposit of $500,000 which was paid on April 13, 2026.
On April 8, 2026, the Company entered into a definitive agreement to sell the 144-room Silversmith Hotel located in Chicago, Illinois for a purchase price of $16.0 million. The agreement included a nonrefundable deposit of $200,000 which was paid on April 17, 2026.
On April 16, 2026, the Company entered into a definitive agreement to sell the 119-room Hilton Garden Inn Jacksonville located in Jacksonville, Florida for a purchase price of $11.3 million. The agreement included a nonrefundable deposit of $1.1 million which was paid on April 17, 2026.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On May 1, 2026, a $1.0 million nonrefundable deposit was paid by the buyer as part of a definitive agreement the Company entered into on March 26, 2026, to sell the 260-room Sheraton San Diego Mission Valley located in San Diego, California for a purchase price of $45.3 million.
On May 6, 2026, the Company completed the sale of the 150-room Embassy Suites Dallas located in Dallas, Texas for a purchase price of $17.0 million, subject to customary pro rations and adjustments.
On May 6, 2026, the Company entered into a definitive agreement to sell the 378-room Sheraton Indianapolis City Centre located in Indianapolis, Indiana for a purchase price of $18.5 million. The agreement included a nonrefundable deposit of $641,000 which was paid on May 8, 2026.

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
Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently known to us. These beliefs, assumptions and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•factors discussed in our Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2026, including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as supplemented by our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;
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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed on March 23, 2026 (the “2025 Form 10-K”), and this Quarterly Report, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Quarterly Report to conform these statements to actual results and performance, except as may be required by applicable law.
EXECUTIVE OVERVIEW
General
As of March 31, 2026, our portfolio consisted of 62 consolidated operating hotel properties, which represent 15,403 total rooms, and one additional consolidated operating hotel property owned through a 29.3% investment in a consolidated entity, which represents 188 total rooms. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2026, Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 45 of our 63 operating hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audiovisual services, real estate advisory and brokerage services, insurance policies covering general liability, workers’ compensation and business automobile claims and insurance claims services, hypoallergenic premium rooms, watersport activities and cash management services.
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with his father, Mr. Archie Bennett, Jr. (the “Bennetts”), as of March 31, 2026, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 52.5% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,656,337 shares of Ashford Inc. common stock, which, if converted as of March 31, 2026, would have increased the Bennetts’ ownership interest in Ashford Inc. to 88.2%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of March 31, 2026, those rights represented approximately 534,000 common shares.
For additional detail regarding the relationships among the Company, Ashford LLC and its affiliates, and other entities advised by Ashford LLC, please see the section titled “Certain Relationships and Related Person Transactions” in the Company’s 2026 Annual Proxy Statement and any current or annual report, prospectus supplement, or proxy statement filed by the Company with the SEC at www.sec.gov.
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
On March 5, 2026, Ashford Inc. and Ashford LLC agreed with Deric Eubanks, the Chief Financial Officer of Ashford Inc., and Ashford LLC that, effective March 31, 2026 (the “Termination Date”), Mr. Eubanks would terminate employment with and service to Ashford Inc., Ashford LLC and their affiliates. Mr. Eubanks was also the Chief Financial Officer of the Company and Braemar and accordingly his service as Chief Financial Officer of each of the Company and Braemar ended effective as of the Termination Date. Effective on the Termination Date, Justin Coe, the Company’s Chief Accounting Officer and principal accounting officer, assumed the role of principal financial officer of the Company.
On March 5, 2026, the Company completed the sale of the 333-room Hilton St. Petersburg Bayfront located in St. Petersburg, Florida for $96 million, subject to customary pro rations and adjustments.
On March 13, 2026, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “2026 Advisory Agreement Limited Waiver”). Pursuant to the 2026 Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS, Ashford Inc. and Ashford LLC waived the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2026, cash incentive compensation to employees and other representatives of Ashford Inc. and Ashford LLC.
On March 16, 2026, the Company entered into a definitive agreement to sell the 168-room Lakeway Resort & Spa located in Austin, Texas for a purchase price of $37.8 million. The agreement included a nonrefundable deposit of $500,000 which was paid on March 16, 2026.
On March 17, 2026, the Company completed the sale of the 157-room La Posada de Santa Fe located in Santa Fe, New Mexico for a purchase price of $57.5 million, subject to customary pro rations and adjustments.
On March 26, 2026, the Company entered into a definitive agreement to sell the 150-room Embassy Suites Dallas located in Dallas, Texas for a purchase price of $17.0 million. The agreement included a nonrefundable deposit of $500,000 which was paid on March 26, 2026. The sale was completed on May 6, 2026.
On March 27, 2026, the Company entered into the Advisory Agreement with Ashford Inc. and Ashford LLC. The Advisory Agreement amends and restates the terms of the Third Amended and Restated Advisory Agreement, dated as of March 12, 2024 and extends the initial term of the Advisory Agreement to December 31, 2055 with two 20-year possible extensions. See note 13 in our consolidated financial statements.
On March 31, 2026, the Company completed the sale of the 252-room Hilton Alexandria Old Town located in Alexandria, Virginia for a purchase price of $58.0 million, subject to customary pro rations and adjustments.
On April 7, 2026, the Company completed the sale of the 160-room Embassy Suites Palm Beach Gardens located in Palm Beach Gardens, Florida for a purchase price of $41.0 million, subject to customary pro rations and adjustments.
On April 8, 2026, the Company entered into a definitive agreement to sell the 358-room Hyatt Regency Long Island located in Hauppauge, New York for a purchase price of $26.1 million. The agreement included a nonrefundable deposit of $500,000 which was paid on April 13, 2026.
On April 8, 2026, the Company entered into a definitive agreement to sell the 144-room Silversmith Hotel located in Chicago, Illinois for a purchase price of $16.0 million. The agreement included a nonrefundable deposit of $200,000 which was paid on April 17, 2026.
On April 16, 2026, the Company entered into a definitive agreement to sell the 119-room Hilton Garden Inn Jacksonville located in Jacksonville, Florida for a purchase price of $11.3 million. The agreement included a nonrefundable deposit of $1.1 million which was paid on April 17, 2026.

On May 1, 2026, a $1.0 million nonrefundable deposit was paid by the buyer as part of a definitive agreement the Company entered into on March 26, 2026, to sell the 260-room Sheraton San Diego Mission Valley located in San Diego, California for a purchase price of $45.3 million.
On May 6, 2026, the Company entered into a definitive agreement to sell the 378-room Sheraton Indianapolis City Centre located in Indianapolis, Indiana for a purchase price of $18.5 million. The agreement included a nonrefundable deposit of $641,000 which was paid on May 8, 2026.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2026	2025	2026 to 2025
Total revenue	$267,732	$277,359	$(9,627)
Total hotel expenses	(181,130)	(188,474)	7,344
Property taxes, insurance and other	(14,894)	(16,049)	1,155
Depreciation and amortization	(32,006)	(37,339)	5,333
Impairment charges	(112,649)	—	(112,649)
Advisory services fee	(20,023)	(11,545)	(8,478)
Corporate, general and administrative	(1,602)	(4,332)	2,730
Gain (loss) on disposition of assets and hotel properties	100,030	31,868	68,162
Gain (loss) on derecognition of assets	7,790	10,046	(2,256)
Operating income (loss)	13,248	61,534	(48,286)
Equity in earnings (loss) of unconsolidated entities	(202)	(431)	229
Interest income	922	1,214	(292)
Other income (expense)	3,223	—	3,223
Interest expense and amortization of discounts and loan costs	(73,554)	(66,802)	(6,752)
Interest expense associated with hotels in receivership	(7,820)	(10,046)	2,226
Write-off of premiums, loan costs and exit fees	(1,254)	(4,597)	3,343
Gain (loss) on extinguishment of debt	(25)	(13)	(12)
Realized and unrealized gain (loss) on derivatives	757	(2,740)	3,497
Income tax (expense) benefit	(752)	(317)	(435)
Net income (loss)	(65,457)	(22,198)	(43,259)
(Income) loss attributable to noncontrolling interest in consolidated entities	655	1,776	(1,121)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,030	451	579
Net income (loss) attributable to the Company	$(63,772)	$(19,971)	$(43,801)
All hotel properties held during the three months ended March 31, 2026 and 2025 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three months ended March 31, 2026 and 2025. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
Courtyard Boston Downtown (1)	Boston, MA	Disposition	January 10, 2025
Residence Inn Evansville (1)	Evansville, IN	Disposition	August 11, 2025
Hilton NASA Clear Lake (1)	Houston, TX	Disposition	August 22, 2025
Residence Inn San Diego (1)	San Diego, CA	Disposition	October 15, 2025
Le Pavillon (1)	New Orleans, LA	Disposition	December 18, 2025
Embassy Suites Houston (1)	Houston, TX	Disposition	February 9, 2026
Embassy Suites Austin (1)	Austin, TX	Disposition	February 17, 2026
Hilton St. Petersburg Bayfront (1)	St. Petersburg, FL	Disposition	March 5, 2026
La Posada de Santa Fe (1)	Santa Fe, NM	Disposition	March 17, 2026
Hilton Alexandria Old Town (1)	Alexandria, VA	Disposition	March 31, 2026
____________________________________
(1) Referred to as “Hotel Dispositions.”
The following table illustrates the key performance indicators of the operating hotel properties included in our results of operations:

	Three Months Ended March 31,
	2026	2025
RevPAR (revenue per available room)	$135.95	$132.04
Occupancy	68.64%	67.98%
ADR (average daily rate)	$198.08	$194.24
The following table illustrates the key performance indicators of the 63 comparable hotel properties that were included in our results of operations for the full three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
RevPAR	$135.63	$131.35
Occupancy	68.52%	67.73%
ADR	$197.95	$193.93
Comparison of the Three Months Ended March 31, 2026 and 2025
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $43.8 million from a net loss of $20.0 million for the three months ended March 31, 2025 (the “2025 quarter”) to a net loss of $63.8 million for the three months ended March 31, 2026 (the “2026 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $6.3 million, or 3.0%, to $200.0 million in the 2026 quarter compared to the 2025 quarter. This decrease in the 2026 quarter was primarily attributable to a decrease in rooms revenue of $12.3 million from our Hotel Dispositions. This decrease was partially offset by an increase in rooms revenue of $6.0 million at our comparable hotel properties. Our comparable hotel properties experienced an increase of 2.1% in room rates and an increase of 79 basis points in occupancy.
Food and beverage revenue decreased $3.0 million, or 5.4%, to $51.6 million in the 2026 quarter compared to the 2025 quarter. This decrease in the 2026 quarter was primarily attributable to decreases in food and beverage revenue of $2.1 million from our Hotel Dispositions and $867,000 at our comparable hotel properties.

Other hotel revenue, which consists mainly of internet access, parking, and spa revenue, decreased $237,000, or 1.5%, to $16.0 million in the 2026 quarter compared to the 2025 quarter. This decrease in the 2026 quarter was primarily attributable to decreases in other hotel revenue of $735,000 from our Hotel Dispositions. This decrease was partially offset by an increase of $498,000 from our comparable hotel properties. Other revenue decreased $155,000, or 50.2%, to $154,000 in the 2026 quarter compared to the 2025 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $7.3 million, or 3.9%, to $181.1 million in the 2026 quarter compared to the 2025 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $3.1 million in the 2026 quarter compared to the 2025 quarter, primarily due to a decrease of $3.8 million from our Hotel Dispositions. The decrease in direct expenses was partially offset by an increase in the 2026 quarter of $664,000 from our comparable hotel properties. Direct expenses were 30.9% of total hotel revenue for the 2026 quarter and 30.9% for the 2025 quarter.
Indirect expenses and management fees decreased $4.3 million in the 2026 quarter compared to the 2025 quarter, primarily due to a decrease of $5.5 million from our Hotel Dispositions. The decrease in the 2026 quarter was partially offset by an increase of $1.2 million from our comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $1.2 million or 7.2%, to $14.9 million in the 2026 quarter compared to the 2025 quarter. The decrease in the 2026 quarter was primarily due to decreases of $583,000 from our Hotel Dispositions and $572,000 from our comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $5.3 million or 14.3%, to $32.0 million in the 2026 quarter compared to the 2025 quarter. The decreases in the 2026 quarter were primarily due to decreases of $3.2 million from our Hotel Dispositions and $2.1 million from our comparable hotel properties.
Impairment Charges. Impairment charges were $112.6 million in the 2026 quarter and $0 in 2025. In the 2026 quarter, we recorded impairment charges on nine properties. The impairment charges were a result of reduced estimated future cash flows resulting from reductions to the expected holding periods of the hotel properties. The impairment charges for four properties were based on a market approach methodology which compares the net book value of the assets to their fair market value. The impairment charge for the remaining five properties were based on the income approach which utilized a discounted cash flow methodology, supported by the market approach. See note 5 to our consolidated financial statements.
Advisory Services Fee. The advisory services fee increased $8.5 million, or 73.4%, to $20.0 million in the 2026 quarter compared to the 2025 quarter primarily due to an increase in reimbursable expenses arising from the Company’s obligation to indemnify Ashford LLC for certain tax liabilities under the Advisory Agreement. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford Inc. and the Company and, prior to September 2, 2025, between Ashford Inc. and Stirling OP. In the 2026 quarter, the advisory services fee comprised a base advisory fee of $8.3 million and reimbursable expenses of $11.7 million. In the 2025 quarter, the advisory services fee comprised a base advisory fee of $8.1 million, reimbursable expenses of $3.2 million, an incentive advisory fee of $93,000, and fees totaling $268,000 associated with Stirling OP’s advisory agreement.
Corporate, General and Administrative. Corporate, general and administrative expenses decreased $2.7 million, or 63.0%, to $1.6 million in the 2026 quarter compared to the 2025 quarter. The decrease was primarily attributable to decreases in reimbursements of Ashford Securities’ operating expenses of $1.3 million from the winding down of Ashford Securities, legal and professional expenses of $937,000, public company costs of $414,000 and miscellaneous expenses of $97,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain on disposition of assets and hotel properties increased $68.2 million, from $31.9 million in the 2025 quarter to $100.0 million in the 2026 quarter. The gain in the 2026 quarter was primarily related to the sale of five of our hotel properties in the 2026 quarter. The gain in the 2025 quarter was primarily related to the sale of Courtyard Boston Downtown.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets decreased $2.3 million, from $10.0 million in the 2025 quarter to $7.8 million in the 2026 quarter. The gain primarily represents the increase of the contract asset on our consolidated balance sheets. We record a contract asset associated with the accrued interest expense from the default of the KEYS A and KEYS B loans as we expect to be released from this obligation upon final resolution with the lender. The gains in the 2026 quarter and the 2025 quarter relate to accrued interest on the KEYS A and B properties in receivership.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $202,000 in the 2026 quarter and $431,000 in the 2025 quarter. Equity in loss primarily results from our investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.

Interest Income. Interest income was $922,000 and $1.2 million in the 2026 quarter and the 2025 quarter, respectively. The decrease in interest income in the 2026 quarter was primarily attributable to lower excess cash balances in the 2026 quarter compared to the 2025 quarter.
Other Income (Expense). In the 2026 quarter and the 2025 quarter, we recorded other income of $3.2 million and $0, respectively. The income in the 2026 quarter was from the sale of historical tax credits related to the Le Pavillon hotel which were sold subsequent to the sale of the property in December 2025.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $6.8 million, or 10.1%, to $73.6 million in the 2026 quarter compared to the 2025 quarter. The increase was primarily due to higher default interest and late charges recorded on mortgage loans in default of $10.1 million and higher interest expense and amortization of discounts and loan costs at our comparable hotels of $3.3 million. These increases were partially offset by decreases of $5.8 million from our Hotel Dispositions and $944,000 from the pay-off of the Oaktree loan in February 2025.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $2.2 million, from $10.0 million in the 2025 quarter to $7.8 million in the 2026 quarter. The decrease is due to fewer hotels being under receivership in the 2026 quarter compared to the 2025 quarter. On June 25, 2025 and December 22, 2025, the Courtyard Oakland Airport and SpringHill Suites BWI Airport mortgage loans were transferred to a third-party purchaser. On March 4, 2026, the SpringHill Suites Plymouth Meeting’s mortgage loan was also transferred to a third-party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel. See note 6 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees was $1.3 million in the 2026 quarter and $4.6 million in the 2025 quarter. In the 2026 quarter, we incurred fees of $1.3 million from loan refinances and modifications. In the 2025 quarter, we incurred fees of approximately $1.8 million related to loan refinances and modifications, $2.2 million related to prepayment penalties and exit fees on loan refinances, wrote-off $378,000 of unamortized loan costs and incurred $193,000 non-reimbursed legal fees relating to the repaying the Oaktree loan.
Gain (Loss) on Extinguishment of Debt. Gain (loss) on extinguishment of debt resulted in a loss of $25,000 in the 2026 quarter and a loss of $13,000 in the 2025 quarter.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed by $3.5 million from a $2.7 million loss in the 2025 quarter to a $757,000 gain in the 2026 quarter. In the 2026 quarter, we recognized $757,000 of net unrealized gains on our derivatives which were primarily attributable to interest rate caps.
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
Income Tax (Expense) Benefit. Income tax expense increased $435,000, from income tax expense of $317,000 in the 2025 quarter to income tax expense of $752,000 in the 2026 quarter. The increase in income tax expense in the 2026 quarter was primarily attributable to an increase in the income of our TRS entities.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated losses of $655,000 and $1.8 million in the 2026 quarter and the 2025 quarter, respectively. Noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and, prior to September 2, 2025, 0.30% in Stirling OP. See notes 1 and 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in operating partnership were allocated a net loss of $1.0 million in the 2026 quarter and a net loss of $451,000 in the 2025 quarter. Redeemable noncontrolling interests represented ownership interests of 1.43% and 1.60% in the operating partnership as of March 31, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2026, the Company held cash and cash equivalents of $79.8 million and restricted cash of $141.2 million (including amounts held for sale), the vast majority of which comprises lender and manager-held reserves. As of March 31, 2026, $24.5 million (including amounts held for sale) was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. During the three months ended March 31, 2026, the net increase in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale) was $4.6 million.
As described in note 2 to our consolidated financial statements, the Company forecasts it may not have enough cash to support the Company’s daily operations one year from the date the financial statements are issued due primarily to anticipated debt service costs, debt maturities and the potential termination fee the Company would owe to Ashford LLC upon the triggering of the change of control provision in the Advisory Agreement. We have $1.9 billion of non-recourse loans that mature within one year from the date the financial statements are issued. If our lenders elect not to refinance these loans and foreclose on these properties and the Company’s Annualized Portfolio Cash Flow (as defined in the Advisory Agreement) is below $65 million, the change of control provision in the Advisory Agreement could be triggered at Ashford LLC’s discretion within one year from the date the financial statements are issued, resulting in a termination fee. See discussion in note 13 to our consolidated financial statements.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At March 31, 2026, 38 of our hotels were in cash traps and approximately $2.6 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time, which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.

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
KEYS Pool A and KEYS Pool B
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
Courtyard Plano Legacy Park – Plano, TX
Residence Inn Plano – Plano, TX
SpringHill Suites BWI Airport – Baltimore, MD
TownePlace Suites Manhattan Beach – Hawthorne, CA
We derecognized the hotel properties that secured the KEYS Pool A and KEYS Pool B loans from our consolidated balance sheet in March 2024, when the receiver took control of the hotel properties and recognized a related gain in our consolidated statements of operations. We additionally recorded a contract asset as of March 31, 2024, which represented the liabilities from which we expect to be released upon final resolution with the lenders on the KEYS Pool A and KEYS Pool B mortgage loans in exchange for the transfer of ownership of the respective hotel properties.
On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third-party purchaser. On June 25, 2025 and December 22, 2025, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Oakland Airport and SpringHill Suites BWI Airport to a third-party purchaser. On March 4, 2026, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the SpringHill Suites Plymouth Meeting to a third-party purchaser.
For the three months ended March 31, 2026 and 2025, we recognized additional gains of $7.8 million and $10.0 million, which were included in “gain (loss) on derecognition of assets” in our consolidated statement of operations. These gains increased the related contract asset by a corresponding amount. The KEYS Pool A and the KEYS Pool B mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “indebtedness associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
Other Loan Activity
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
On March 17, 2026, the Company was notified the lender intends to appoint a receiver for the Hilton Santa Cruz Scotts Valley. The $22.1 million non-recourse mortgage loan securing the Hilton Santa Cruz Scotts Valley reached final maturity on March 6, 2025 and was not repaid, resulting in a default under the terms and conditions of the mortgage loan agreement.
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

The Company has a distribution agreement with Virtu (the “Virtu Equity Distribution Agreement”) to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of May 12, 2026, the Company has issued approximately 813,000 shares of common stock for gross proceeds of approximately $10.9 million under the Virtu Equity Distribution Agreement.
On April 29, 2025, the Company filed a shelf registration statement on Form S-3 with the SEC relating to common stock, preferred stock, depositary shares, debt securities, warrants, rights and units that we may sell from time to time in one or more offerings up to a total dollar amount of $500,000,000 on terms to be determined at the time of sale. The registration statement was declared effective on May 8, 2025. As a result of the Company not paying dividends to the holders of our Preferred Stock on January 15, 2026, we are no longer eligible to use our existing shelf registration statement on Form S-3. As of May 12, 2026, the Company has not issued any securities from this registration statement.
On December 13, 2024, the Company filed an initial registration statement on Form S-11 with the SEC, as amended on January 23, 2025, related to the Company’s non-traded Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The registration statement was declared effective by the SEC on February 7, 2025, and contemplates the offering of up to (i) 8.4 million shares of Series L Redeemable Preferred Stock and 3.6 million shares of Series M Redeemable Preferred Stock in a primary offering and (ii) 2.8 million shares of Series L Redeemable Preferred Stock and 1.2 million shares of Series M Redeemable Preferred Stock pursuant to a dividend reinvestment plan. On February 7, 2025, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., served as the dealer manager for the offering. On December 9, 2025, the Company terminated the primary offering of the Company’s Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The Company continued to offer shares of its Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock pursuant to its dividend reinvestment plan beyond the termination of the primary offering. As of May 12, 2026, the Company has issued approximately 243,000 shares (exclusive of the dividend reinvestment plan shares) of Series L Preferred Stock and received net proceeds of approximately $5.0 million and approximately 565,000 shares (exclusive of the dividend reinvestment plan shares) of Series M Preferred Stock and received net proceeds of approximately $12.6 million.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. On March 31, 2025, the Company concluded its offering of its Series J Preferred Stock and Series K Preferred Stock. Ashford Securities, a subsidiary of Ashford Inc., served as the dealer manager for the offering. As of May 12, 2026, the Company has issued approximately 7.7 million shares (exclusive of the dividend reinvestment plan shares) of Series J Preferred Stock and received net proceeds of approximately $172.6 million and approximately 799,000 shares (exclusive of the dividend reinvestment plan shares) of Series K Preferred Stock and received net proceeds of approximately $19.4 million.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $29.5 million for the three months ended March 31, 2026 compared to net cash flows used in operating activities of $25.0 million for the three months ended March 31, 2025. Cash flows provided by (used in) operating activities were impacted by changes in hotel operations and our hotel dispositions, as well as the timing of collecting receivables from hotel guests, paying vendors and settling with derivative counterparties, related parties and hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2026, net cash flows provided by investing activities were $197.1 million. Cash inflows consisted primarily of $209.2 million of net proceeds from the disposition of five hotel properties, $3.2 million of proceeds from the sale of historical tax credits related to the Le Pavillon hotel, which were sold subsequent to the sale of the property in December 2025, and $1.6 million from property insurance proceeds. Cash inflows were partially offset by cash outflows of $17.0 million for capital improvements made to various hotel properties.

Net cash flows provided by investing activities for the three months ended March 31, 2026 excluded $24.1 million of net proceeds from the sale of the Hilton Alexandria Old Town that was completed on March 31, 2026. The proceeds were recorded in prepaid expenses and other assets on the Company’s consolidated balance sheet at March 31, 2026 and subsequently received in April 2026.
For the three months ended March 31, 2025, net cash flows provided by investing activities were $99.5 million. Cash inflows consisted of $119.2 million of net proceeds from the disposition of the Courtyard Boston Downtown and $213,000 from property insurance proceeds. Cash inflows were partially offset by cash outflows of $19.9 million for capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2026, net cash flows used in financing activities were $222.0 million. Cash outflows primarily consisted of $218.4 million for repayments of indebtedness and $3.5 million for payments of loan costs and exit fees.
For the three months ended March 31, 2025, net cash flows used in financing activities were $70.0 million. Cash outflows primarily consisted of $523.5 million for repayments of indebtedness, $33.6 million for payments of loan costs and exit fees, $5.6 million of payments for preferred dividends and $4.3 million of payments for derivatives. Cash outflows were partially offset by cash inflows primarily of $471.6 million from borrowings on indebtedness, $23.7 million of net proceeds from preferred stock offerings and $1.9 million from counterparties from in-the-money interest rate caps.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2025 Form 10-K. There have been no material changes in these critical accounting policies.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(65,457)	$(22,198)
Interest expense and amortization of discounts and loan costs	73,554	66,802
Interest expense associated with hotels in receivership	7,820	10,046
Depreciation and amortization	32,006	37,339
Income tax expense (benefit)	752	317
Equity in (earnings) loss of unconsolidated entities	202	431
Company’s portion of EBITDA of unconsolidated entities	108	120
EBITDA	48,985	92,857
Impairment charges on real estate	112,649	—
(Gain) loss on disposition of assets and hotel properties	(100,030)	(31,868)
(Gain) loss on derecognition of assets	(7,790)	(10,046)
EBITDAre	53,814	50,943
Amortization of unfavorable contract liabilities	(31)	(31)
Transaction and conversion costs	352	1,928
Write-off of premiums, loan costs and exit fees	1,254	4,597
Realized and unrealized (gain) loss on derivatives	(757)	2,740
Stock/unit-based compensation	28	(54)
Legal, advisory and settlement costs	21	797
Other (income) expense	(3,223)	—
Advisory services incentive fee	—	93
Stirling performance participation fee	—	116
(Gain) loss on extinguishment of debt	25	13
Severance	179	521
Adjusted EBITDAre	$51,662	$61,663

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(65,457)	$(22,198)
(Income) loss attributable to noncontrolling interest in consolidated entities	655	1,776
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,030	451
Preferred dividends	(2,714)	(6,729)
Deemed dividends on redeemable preferred stock	(4,600)	(1,057)
Net income (loss) attributable to common stockholders	(71,086)	(27,757)
Depreciation and amortization of real estate	31,702	36,550
(Gain) loss on disposition of assets and hotel properties	(100,030)	(31,868)
(Gain) loss on derecognition of assets	(7,790)	(10,046)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,030)	(451)
Equity in (earnings) loss of unconsolidated entities	202	431
Impairment charges on real estate	112,649	—
Company’s portion of FFO of unconsolidated entities	(101)	(233)
FFO available to common stockholders and OP unitholders	(35,484)	(33,374)
Deemed dividends on redeemable preferred stock	4,600	1,057
Transaction and conversion costs	352	1,928
Write-off of premiums, loan costs and exit fees	1,254	4,597
Unrealized (gain) loss on derivatives	(757)	3,432
Stock/unit-based compensation	28	(54)
Legal, advisory and settlement costs	21	797
Other (income) expense	(3,223)	—
Amortization of loan costs	6,237	5,163
Advisory services incentive fee	—	93
Stirling performance participation fee	—	116
(Gain) loss on extinguishment of debt	25	13
Interest expense associated with hotels in receivership	7,820	10,046
Severance	179	521
Default interest and late fees	18,904	—
Company’s portion of adjustments to FFO of unconsolidated entities	22	40
Adjusted FFO available to common stockholders and OP unitholders	$(22)	$(5,625)
HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of March 31, 2026:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Dallas, TX	Full-service	150	100%	150
Embassy Suites	Herndon, VA	Full-service	150	100%	150
Embassy Suites	Las Vegas, NV	Full-service	220	100%	220
Embassy Suites	Palm Beach Gardens, FL	Full-service	160	100%	160
Embassy Suites	Philadelphia, PA	Full-service	263	100%	263
Embassy Suites	Arlington, VA	Full-service	269	100%	269
Embassy Suites	Portland, OR	Full-service	276	100%	276
Embassy Suites	Santa Clara, CA	Full-service	258	100%	258
Embassy Suites	Orlando, FL	Full-service	174	100%	174
Hilton Garden Inn	Jacksonville, FL	Select-service	119	100%	119
Hilton Garden Inn	Austin, TX	Select-service	254	100%	254
Hilton Garden Inn	Baltimore, MD	Select-service	158	100%	158
Hilton Garden Inn	Virginia Beach, VA	Select-service	176	100%	176
Hilton	Santa Fe, NM	Full-service	158	100%	158
Hilton	Bloomington, MN	Full-service	300	100%	300
Hilton	Costa Mesa, CA	Full-service	486	100%	486

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Hilton	Parsippany, NJ	Full-service	353	100%	353
Hilton	Tampa, FL	Full-service	238	100%	238
Hilton	Santa Cruz, CA	Full-service	178	100%	178
Hilton	Ft. Worth, TX	Full-service	294	100%	294
Hampton Inn	Buford, GA	Select-service	92	100%	92
Hampton Inn	Evansville, IN	Select-service	140	100%	140
Hampton Inn	Parsippany, NJ	Select-service	152	100%	152
Marriott	Beverly Hills, CA	Full-service	260	100%	260
Marriott	Arlington, VA	Full-service	703	100%	703
Marriott	Dallas, TX	Full-service	265	100%	265
Marriott	Fremont, CA	Full-service	357	100%	357
Marriott	Memphis, TN	Full-service	232	100%	232
Marriott	Irving, TX	Full-service	499	100%	499
Marriott	Omaha, NE	Full-service	300	100%	300
Marriott	Sugarland, TX	Full-service	303	100%	303
SpringHill Suites by Marriott	Buford, GA	Select-service	97	100%	97
Courtyard by Marriott	Bloomington, IN	Select-service	117	100%	117
Courtyard by Marriott	Denver, CO	Select-service	202	100%	202
Courtyard by Marriott	Gaithersburg, MD	Select-service	210	100%	210
Courtyard by Marriott	Crystal City, VA	Select-service	272	100%	272
Courtyard by Marriott	Overland Park, KS	Select-service	168	100%	168
Courtyard by Marriott	Foothill Ranch, CA	Select-service	156	100%	156
Courtyard by Marriott	Alpharetta, GA	Select-service	154	100%	154
Marriott Residence Inn	Orlando, FL	Select-service	350	100%	350
Marriott Residence Inn	Falls Church, VA	Select-service	159	100%	159
Marriott Residence Inn	Jacksonville, FL	Select-service	120	100%	120
Marriott Residence Inn	Manchester, CT	Select-service	96	100%	96
Sheraton Hotel	Minneapolis, MN	Full-service	220	100%	220
Sheraton Hotel	Indianapolis, IN	Full-service	378	100%	378
Sheraton Hotel	Anchorage, AK	Full-service	370	100%	370
Sheraton Hotel	San Diego, CA	Full-service	260	100%	260
Hyatt Regency	Coral Gables, FL	Full-service	254	100%	254
Hyatt Regency	Hauppauge, NY	Full-service	358	100%	358
Hyatt Regency	Savannah, GA	Full-service	351	100%	351
Renaissance	Nashville, TN	Full-service	674	100%	674
Annapolis Historic Inn	Annapolis, MD	Full-service	124	100%	124
Lakeway Resort & Spa	Austin, TX	Full-service	168	100%	168
Silversmith	Chicago, IL	Full-service	144	100%	144
The Churchill	Washington, DC	Full-service	173	100%	173
The Melrose	Washington, DC	Full-service	240	100%	240
Westin	Princeton, NJ	Full-service	296	100%	296
Hotel Indigo	Atlanta, GA	Full-service	141	100%	141
Ritz-Carlton	Atlanta, GA	Full-service	444	100%	444
Leasehold Properties
Autograph La Concha (1)	Key West, FL	Full-service	160	100%	160
Renaissance (2)	Palm Springs, CA	Full-service	410	100%	410
Hilton (3)	Marietta, GA	Full-service	200	100%	200
Le Méridien (4)	Fort Worth, TX	Full-service	188	29%	55
Total			15,591		15,458
________
(1) The ground lease expires in 2084.
(2) The ground lease expires in 2059.
(3) The lease expires in 2054 and includes the lease of the land, hotel and conference center (including the building, improvements, furniture, fixtures and equipment).
(4) The lease expires in 2120 and includes the lease of the land and building.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
As of March 31, 2026, our total indebtedness of $2.4 billion included $2.2 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2026, would be approximately $5.5 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $156.9 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2026, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021, to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Ashford Trust’s portion of the settlement is 88.2%. The case is now in the settlement administration phase. As of March 31, 2026, the settlement liability amount was accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024, to globally resolve the three outstanding matters. The court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million and Ashford Trust’s portion of the settlement is $1.8 million. As of March 31, 2026, the settlement liability amount was accrued.

On April 18, 2024, the California Department of Industrial Relations (“DIR”) served the Company’s manager with an investigative subpoena relative to concerns with the Palm Springs Renaissance Hotel’s COVID recall efforts. On August 27, 2025, the DIR issued a citation that the Company’s manager failed to properly recall certain employees. On September 17, 2025, the Company’s manager filed an appeal which is currently pending. The matter is in the early stages and the ultimate outcome of this matter is unknown at this time. We do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2026, no amounts were accrued.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2026, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the first quarter of 2026:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
January 1 – January 31	—		$—	—	$200,000,000
February 1 – February 28	609	(2)	2.85	—	200,000,000
March 1 – March 31	—		—	—	200,000,000
Total	609		$2.85	—
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
(2)Represents shares in February that were withheld to cover tax-withholding requirements related to the vesting of performance stock units issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
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
3.7
Articles Supplementary establishing the Series J Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.8
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.9
Articles Supplementary, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.10
Articles Supplementary establishing the Series L Preferred Stock, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.11
Articles Supplementary establishing the Series M Preferred Stock, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.12
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016, by Amendment No. 4 on March 17, 2022, by Amendment No. 5 on February 23, 2023, by Amendment No. 6 on August 8, 2023, by Amendment No. 7 on February 27, 2024 and by Amendment No. 8 on February 25, 2025, adopted on February 25, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on February 26, 2025) (File No. 001-31775)

10.1
Fourth Amended and Restated Advisory Agreement, dated as of March 27, 2026, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 30, 2026) (File No. 001-31775)

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Accounting Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	May 14, 2026	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
President and Chief Executive Officer

Date:	May 14, 2026	By:	/s/ JUSTIN R. COE
Justin R. Coe
Chief Accounting Officer