Form 10-Q
period 2026-06-30
ASHFORD HOSPITALITY TRUST INC
filed 2026-08-12
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Preferred Stock Repurchase Rights	-	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	6,469,814
(Class)	Outstanding at August 10, 2026

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Investments in hotel properties, gross ($82,787 and $82,787 attributable to VIEs)	$2,291,237	$3,069,016
Accumulated depreciation ($(7,631) and $(5,558) attributable to VIEs)	(747,916)	(983,772)
Investments in hotel properties, net ($75,156 and $77,229 attributable to VIEs)	1,543,321	2,085,244
Contract asset	368,298	355,138
Cash and cash equivalents ($1,563 and $468 attributable to VIEs)	72,510	66,145
Restricted cash ($4,260 and $4,731 attributable to VIEs)	136,985	149,580
Accounts receivable ($220 and $143 attributable to VIEs), net of allowance of $213 and $424, respectively	38,883	32,752
Inventories ($24 and $44 attributable to VIEs)	2,672	3,598
Notes receivable, net	12,880	12,187
Investments in unconsolidated entities	7,110	7,265
Deferred costs, net ($79 and $80 attributable to VIEs)	837	1,529
Derivative assets	1,256	410
Operating lease right-of-use assets	37,283	43,582
Prepaid expenses and other assets ($107 and $40 attributable to VIEs)	17,124	32,057
Due from related parties, net	980	—
Due from third-party hotel managers	24,240	25,667
Assets held for sale	70,071	18,478
Total assets	$2,334,450	$2,833,632
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($15,586 and $15,961 attributable to VIEs)	$1,905,747	$2,504,637
Debt associated with hotels in receivership	273,971	294,771
Finance lease liability	17,258	17,536
Accounts payable and accrued expenses ($15,773 and $15,534 attributable to VIEs)	114,368	123,773
Accrued interest payable ($146 and $152 attributable to VIEs)	31,224	12,176
Accrued interest associated with hotels in receivership	94,327	84,155
Dividends and distributions payable	4,247	4,247
Due to Ashford Inc., net	52,552	40,643
Due to related parties, net ($3,654 and $3,438 attributable to VIEs)	—	1,949
Due to third-party hotel managers	1,157	882
Operating lease liabilities	37,676	44,045
Other liabilities ($28,942 and $28,897 attributable to VIEs)	36,624	36,768
Liabilities related to assets held for sale	74,813	41,292
Total liabilities	2,643,964	3,206,874
Commitments and contingencies (note 14)
Redeemable noncontrolling interests in operating partnership	20,800	20,516
Series J Redeemable Preferred Stock, $0.01 par value, 7,684,197 and 7,684,201 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	187,498	179,818
Series K Redeemable Preferred Stock, $0.01 par value, 731,102 shares issued and outstanding at June 30, 2026 and December 31, 2025	18,972	18,215
Series L Redeemable Preferred Stock, $0.01 par value, 238,191 shares issued and outstanding at June 30, 2026 and December 31, 2025	5,658	5,484
Series M Redeemable Preferred Stock, $0.01 par value, 550,888 shares issued and outstanding at June 30, 2026 and December 31, 2025	14,096	13,566
Equity (deficit):
Preferred stock, $0.01 par value, 55,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,111,127 shares issued and outstanding at June 30, 2026 and December 31, 2025	11	11
Series F Cumulative Preferred Stock, 1,037,044 shares issued and outstanding at June 30, 2026 and December 31, 2025	10	10
Series G Cumulative Preferred Stock, 1,470,948 shares issued and outstanding at June 30, 2026 and December 31, 2025	15	15
Series H Cumulative Preferred Stock, 1,037,956 shares issued and outstanding at June 30, 2026 and December 31, 2025	10	10
Series I Cumulative Preferred Stock, 1,034,303 shares issued and outstanding at June 30, 2026 and December 31, 2025	11	11
Common stock, $0.01 par value, 395,000,000 shares authorized, 6,476,491 and 6,476,157 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	65	65
Additional paid-in capital	2,402,052	2,402,015
Accumulated deficit	(2,973,059)	(3,028,489)
Total stockholders’ equity (deficit) of the Company	(570,885)	(626,352)
Noncontrolling interest in consolidated entities	14,347	15,511
Total equity (deficit)	(556,538)	(610,841)
Total liabilities and equity/deficit	$2,334,450	$2,833,632
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Rooms	$209,618	$227,203	$409,643	$433,504
Food and beverage	47,007	55,336	98,577	109,865
Other hotel revenue	16,442	19,006	32,425	35,226
Total hotel revenue	273,067	301,545	540,645	578,595
Other	173	456	327	765
Total revenue	273,240	302,001	540,972	579,360
EXPENSES
Hotel operating expenses:
Rooms	46,032	51,659	92,222	99,449
Food and beverage	31,188	35,455	65,571	71,181
Other expenses	89,895	101,372	181,168	196,482
Management fees	9,340	10,344	18,624	20,192
Total hotel expenses	176,455	198,830	357,585	387,304
Property taxes, insurance and other	13,179	16,234	28,073	32,283
Depreciation and amortization	28,628	35,276	60,634	72,615
Impairment charges	—	1,447	112,649	1,447
Advisory services fee	14,199	12,017	34,222	23,562
Corporate, general and administrative	1,325	5,485	2,927	9,817
Total operating expenses	233,786	269,289	596,090	527,028
Gain (loss) on disposition of assets and hotel properties	150,046	6,684	250,076	38,552
Gain (loss) on derecognition of assets	6,828	9,900	14,618	19,946
OPERATING INCOME (LOSS)	196,328	49,296	209,576	110,830
Equity in earnings (loss) of unconsolidated entities	47	44	(155)	(387)
Interest income	1,047	1,253	1,969	2,467
Other income (expense)	—	—	3,223	—
Interest expense and amortization of discounts and loan costs	(55,670)	(70,135)	(129,224)	(136,591)
Interest expense associated with hotels in receivership	(7,607)	(10,454)	(15,427)	(20,846)
Write-off of premiums, loan costs and exit fees	(305)	(1,486)	(1,559)	(6,083)
Gain (loss) on extinguishment of debt	(1,950)	(2)	(1,975)	(15)
Realized and unrealized gain (loss) on derivatives	44	(836)	801	(3,576)
INCOME (LOSS) BEFORE INCOME TAXES	131,934	(32,320)	67,229	(54,201)
Income tax (expense) benefit	(2,553)	(119)	(3,305)	(436)
NET INCOME (LOSS)	129,381	(32,439)	63,924	(54,637)
(Income) loss attributable to noncontrolling interest in consolidated entities	341	1,412	996	3,188
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,729)	631	(699)	1,082
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	127,993	(30,396)	64,221	(50,367)
Preferred dividends	(2,714)	(7,017)	(5,428)	(13,746)
Deemed dividends on redeemable preferred stock	(4,600)	(2,530)	(9,200)	(3,587)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$120,679	$(39,943)	$49,593	$(67,700)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$18.73	$(6.88)	$7.70	$(11.82)
Weighted average common shares outstanding – basic	6,443	5,804	6,442	5,728
Diluted:
Net income (loss) attributable to common stockholders	$1.62	$(6.88)	$0.70	$(11.82)
Weighted average common shares outstanding – diluted	77,465	5,895	83,944	5,728
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$129,381	$(32,439)	$63,924	$(54,637)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	129,381	(32,439)	63,924	(54,637)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	341	1,412	996	3,188
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,729)	631	(699)	1,082
Comprehensive income (loss) attributable to the Company	$127,993	$(30,396)	$64,221	$(50,367)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2026	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,476	$65	$2,402,044	$(3,097,325)	$14,856	$(680,303)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	28	—	—	28
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(20)	—	—	(20)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	873	—	873
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,600)	—	(4,600)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(168)	(168)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	127,993	(341)	127,652
Balance at June 30, 2026	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,476	$65	$2,402,052	$(2,973,059)	$14,347	$(556,538)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2026	7,684	$183,655	731	$18,591	238	$5,547	551	$13,831	$19,945
Equity-based compensation	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	(874)
Redemption value adjustment – preferred stock	—	3,843	—	381	—	111	—	265	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	1,729
Balance at June 30, 2026	7,684	$187,498	731	$18,972	238	$5,658	551	$14,096	$20,800

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,790	$58	$2,393,647	$(2,839,867)	$11,687	$(434,418)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	144	—	—	144
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(49)	—	—	(49)
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	—	(587)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(478)	—	(478)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(678)	—	(678)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(486)	—	(486)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(484)	—	(484)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,846)	—	(3,846)
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(388)	—	(388)
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(40)	—	(40)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2	2
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(285)	—	(285)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,530)	—	(2,530)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	119	1	716	—	—	717
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,941	1,941
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,396)	(1,412)	(31,808)
Balance at June 30, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,909	$59	$2,394,458	$(2,880,095)	$12,212	$(473,309)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	7,678	$177,247	759	$18,779	—	$—	—	$—	$22,262
Equity-based compensation	—	—	—	—	—	—	—	—	77
Issuance of preferred stock	40	746	—	13	112	1,942	145	2,710	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	285
Redemption value adjustment – preferred stock	—	988	—	38	—	638	—	866	—
Redemption of preferred stock	(18)	(410)	(12)	(307)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(631)
Balance at June 30, 2025	7,700	$178,571	747	$18,523	112	$2,580	145	$3,576	$21,993

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,476	$65	$2,402,015	$(3,028,489)	$15,511	$(610,841)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(1)	—	(2)	—	—	(2)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	56	—	—	56
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(20)	—	—	(20)
Costs for issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1	—	3	—	—	3
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	409	—	409
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,200)	—	(9,200)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(168)	(168)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	64,221	(996)	63,225
Balance at June 30, 2026	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,476	$65	$2,402,052	$(2,973,059)	$14,347	$(556,538)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	7,684	$179,818	731	$18,215	238	$5,484	551	$13,566	$20,516
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Costs for issuances of preferred shares	—	(5)	—	(5)	—	(49)	—	—	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	(3)
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	(2)
Redemption value adjustment	—	—	—	—	—	—	—	—	(410)
Redemption value adjustment – preferred stock	—	7,685	—	762	—	223	—	530	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	699
Balance at June 30, 2026	7,684	$187,498	731	$18,972	238	$5,658	551	$14,096	$20,800

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,637	$56	$2,392,518	$(2,811,868)	$13,402	$(405,835)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	—	(4)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	115	—	13	128
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(79)	—	—	(79)
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,174)	—	(1,174)
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(956)	—	(956)
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,356)	—	(1,356)
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(973)	—	(973)
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(969)	—	(969)
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,508)	—	(7,508)
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(740)	—	(740)
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(30)	—	(30)
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(40)	—	(40)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	56	56
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(527)	—	(527)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,587)	—	(3,587)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	272	3	1,908	—	—	1,911
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,941	1,941
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(50,367)	(3,188)	(53,555)
Balance at June 30, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,909	$59	$2,394,458	$(2,880,095)	$12,212	$(473,309)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	6,800	$156,671	601	$14,869	—	$—	—	$—	$22,509
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	39
Issuance of preferred stock	959	21,354	167	4,028	112	1,942	145	2,710	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.06/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.92/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.92/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.94/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.94/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.00/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.03/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	527
Redemption value adjustment – preferred stock	—	1,926	—	157	—	638	—	866	—
Redemption of preferred stock	(59)	(1,380)	(21)	(531)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(1,082)
Balance at June 30, 2025	7,700	$178,571	747	$18,523	112	$2,580	145	$3,576	$21,993
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$63,924	$(54,637)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,634	72,615
Impairment charges	112,649	1,447
Amortization of intangibles	(135)	(77)
Recognition of deferred income	(204)	(144)
Bad debt expense	477	902
Deferred income tax expense (benefit)	(28)	(33)
Equity in (earnings) loss of unconsolidated entities	155	387
(Gain) loss on disposition of assets and hotel properties	(250,076)	(38,552)
(Gain) loss on derecognition of assets	(14,618)	(19,946)
(Gain) loss on extinguishment of debt	1,975	15
Realized and unrealized (gain) loss on derivatives	(801)	3,576
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	10,107	17,704
Equity-based compensation	56	167
Gain on sale of historical tax credits	(3,223)	—
Interest income paid-in-kind	(788)	(790)
Interest expense paid-in-kind	450	—
Changes in operating assets and liabilities, exclusive of the effect of dispositions of assets and hotel properties and derecognition of assets:
Accounts receivable and inventories	(9,996)	(13,384)
Prepaid expenses and other assets	11,992	5,879
Accounts payable and accrued expenses and accrued interest payable	12,316	13,275
Accrued interest associated with hotels in receivership	18,169	19,946
Due to/from related parties	(2,130)	(57)
Due to/from third-party hotel managers	1,702	47
Due to/from Ashford Inc., net	9,473	(16,986)
Operating lease liabilities	(125)	(213)
Operating lease right-of-use assets	173	214
Other liabilities	(4)	(3)
Net cash provided by (used in) operating activities	22,124	(8,648)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(37,643)	(39,767)
Net proceeds from disposition of assets and hotel properties	592,771	126,404
Net proceeds from sale of historical tax credits	3,223	18,761
Proceeds from notes receivable	95	—
Issuance of note receivable	—	(27)
Proceeds from property insurance	2,103	449
Cash removed on derecognition of hotel property	(4,709)	—
Net cash provided by (used in) investing activities	555,840	105,820
		(Continued)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Financing Activities
Borrowings on indebtedness	—	506,747
Repayments of indebtedness	(578,081)	(542,293)
Payments for loan costs and exit fees	(3,765)	(42,118)
Payments for dividends and distributions	—	(11,614)
Purchases of common stock	(2)	(4)
Redemption of operating partnership units	(2)	—
Payments for derivatives	(45)	(4,783)
Proceeds from derivatives	—	2,356
Proceeds from preferred stock offerings	—	28,146
Costs for issuances of common shares	(79)	—
Payments on finance lease liabilities	(278)	(221)
Issuance of Stirling OP common units	—	51
Contributions from noncontrolling interests	—	1,941
Distributions to noncontrolling interests	(168)	—
Net cash provided by (used in) financing activities	(582,420)	(61,792)
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(4,456)	35,380
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	216,396	220,475
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$211,940	$255,855

Supplemental Cash Flow Information
Interest paid	$101,654	$111,712
Income taxes paid (refunded)	(1,525)	(1,773)

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$39,889	$9,292
Non-cash loan principal associated with default interest and late charges	—	4,826
Non-cash preferred stock dividends	—	1,912
Unsettled proceeds from derivatives	—	80
Non-cash derecognition of assets	25,491	—
Dividends and distributions declared but not paid	4,247	4,166

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$66,145	$112,907
Restricted cash at beginning of period	149,580	99,695
Cash, cash equivalents and restricted cash at beginning of period	$215,725	$212,602
Cash and cash equivalents at beginning of period included in assets held for sale	671	15
Restricted cash at beginning of period included in assets held for sale	—	7,858
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	$216,396	$220,475

Cash and cash equivalents at end of period	$72,510	$99,965
Restricted cash at end of period	136,985	153,870
Cash, cash equivalents and restricted cash at end of period	$209,495	$253,835
Cash and cash equivalents at end of period included in assets held for sale	2,445	1,310
Restricted cash at end of period included in assets held for sale	—	710
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$211,940	$255,855
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and Intercontinental Hotel Group. As of June 30, 2026, we held interests in the following assets:
•52 consolidated operating hotel properties, which represent 13,241 total rooms;
•one consolidated operating hotel property, which represents 188 total rooms through a 29.3%-owned investment in a consolidated entity; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $7.1 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of June 30, 2026, our 53 operating hotel properties were leased by our wholly-owned or majority-owned subsidiaries, which are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through the Fourth Amended and Restated Advisory Agreement with Ashford LLC (as amended, the “Advisory Agreement”). Our 53 operating hotel properties in our consolidated portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 36 of our 53 operating hotel properties. Third-party management companies manage the remaining hotel properties.
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
Going Concern—The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company held cash and cash equivalents of $75.0 million and restricted cash of $137.0 million (including amounts held for sale). During the six months ended June 30, 2026, the net decrease in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale) was $4.5 million.
The Company forecasts it may not have enough cash to support the Company’s daily operations one year from the date the financial statements are issued due primarily to anticipated debt service costs, debt maturities and the potential termination fee the Company would owe to Ashford LLC upon the triggering of the change of control provision in the Advisory Agreement. We have $945.2 million of non-recourse loans that mature within one year from the date the financial statements are issued. If our lenders elect not to refinance these loans and foreclose on these properties and the Company’s Annualized Portfolio Cash Flow (as defined in the Advisory Agreement) is below $65 million, the change of control provision in the Advisory Agreement could be triggered at Ashford LLC’s discretion within one year from the date the financial statements are issued, resulting in a termination fee. See discussion in note 13.
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
815 Commerce Managing Member, LLC (“815 Commerce MM”) is considered to be a VIE, as defined by authoritative accounting guidance. On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce MM, which developed the Le Méridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. During 2023, the Company entered into a loan agreement with the manager of 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. As of June 30, 2026, the Company has funded $8.8 million.

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
On September 2, 2025, the Company became the sole remaining unit holder and general partner of Stirling OP when Stirling OP redeemed all of its unit holders other than Ashford Trust OP and Ashford TRS for an aggregate of $685,000 in cash. The Company remains the primary beneficiary of Stirling OP and Stirling OP’s properties and debt continue to be reflected on the Company’s balance sheet at their historical carrying values as of June 30, 2026 and December 31, 2025.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Comparability—Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The following transactions affect reporting comparability of our consolidated financial statements:

Property	Location	Type	Date
Courtyard Boston Downtown	Boston, MA	Disposition	January 10, 2025
Residence Inn Evansville	Evansville, IN	Disposition	August 11, 2025
Hilton NASA Clear Lake	Houston, TX	Disposition	August 22, 2025
Residence Inn San Diego	San Diego, CA	Disposition	October 15, 2025
Le Pavillon	New Orleans, LA	Disposition	December 18, 2025
Embassy Suites Houston	Houston, TX	Disposition	February 9, 2026
Embassy Suites Austin	Austin, TX	Disposition	February 17, 2026
Hilton St. Petersburg Bayfront	St. Petersburg, FL	Disposition	March 5, 2026
La Posada de Santa Fe	Santa Fe, NM	Disposition	March 17, 2026
Hilton Alexandria Old Town	Alexandria, VA	Disposition	March 31, 2026
Embassy Suites Palm Beach Gardens	Palm Beach Gardens, FL	Disposition	April 7, 2026
Embassy Suites Dallas	Dallas, TX	Disposition	May 6, 2026
Lakeway Resort & Spa	Austin, TX	Disposition	May 19, 2026
Sheraton Indianapolis City Centre	Indianapolis, IN	Disposition	May 21, 2026
Silversmith Hotel	Chicago, IL	Disposition	June 1, 2026
Hilton Santa Cruz Scotts Valley	Santa Cruz, CA	Derecognized	June 1, 2026
Sheraton San Diego Mission Valley	San Diego, CA	Disposition	June 9, 2026
Hilton Garden Inn Jacksonville	Jacksonville, FL	Disposition	June 11, 2026
Hilton Garden Inn Austin Downtown	Austin, TX	Disposition	June 18, 2026
Hyatt Regency Savannah	Savannah, GA	Disposition	June 30, 2026
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended June 30, 2026
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$14,957	$3,618	$1,283	$—	$19,858
Dallas/Ft. Worth, TX Area	4	16,384	3,745	1,290	—	21,419
Houston, TX Area	1	3,911	1,697	215	—	5,823
Los Angeles, CA Metro Area	4	18,940	3,560	1,445	—	23,945
Miami, FL Metro Area	1	4,720	2,161	328	—	7,209
Minneapolis – St. Paul, MN Area	2	3,971	1,349	230	—	5,550
Nashville, TN Area	1	15,467	9,868	1,644	—	26,979
New York/New Jersey Metro Area	4	11,983	3,615	733	—	16,331
Orlando, FL Area	2	5,742	406	565	—	6,713
Philadelphia, PA Area	1	3,654	292	266	—	4,212
San Francisco – Oakland, CA Metro Area	2	9,280	986	473	—	10,739
Tampa, FL Area	1	3,706	534	396	—	4,636
Washington D.C. – MD – VA Area	8	37,559	6,114	2,680	—	46,353
Other Areas	16	39,975	4,231	2,192	—	46,398
Disposed/derecognized properties	10	19,369	4,831	2,702	—	26,902
Corporate	—	—	—	—	173	173
Total	63	$209,618	$47,007	$16,442	$173	$273,240

	Three Months Ended June 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$13,945	$3,979	$1,323	$—	$19,247
Dallas/Ft. Worth, TX Area	4	14,554	3,792	1,264	—	19,610
Houston, TX Area	1	3,905	1,897	182	—	5,984
Los Angeles, CA Metro Area	4	18,415	4,532	1,529	—	24,476
Miami, FL Metro Area	1	4,434	2,467	283	—	7,184
Minneapolis – St. Paul, MN Area	2	3,668	1,392	179	—	5,239
Nashville, TN Area	1	15,123	9,590	1,433	—	26,146
New York/New Jersey Metro Area	4	11,268	4,073	618	—	15,959
Orlando, FL Area	2	5,310	448	527	—	6,285
Philadelphia, PA Area	1	3,492	325	346	—	4,163
San Francisco – Oakland, CA Metro Area	2	8,069	1,036	435	—	9,540
Tampa, FL Area	1	3,327	551	251	—	4,129
Washington D.C. – MD – VA Area	8	34,948	5,461	3,243	—	43,652
Other Areas	16	38,075	4,220	2,289	—	44,584
Disposed/derecognized properties	19	48,670	11,573	5,104	—	65,347
Corporate	—	—	—	—	456	456
Total	72	$227,203	$55,336	$19,006	$456	$302,001

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2026
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$29,179	$7,403	$2,355	$—	$38,937
Dallas/Ft. Worth, TX Area	4	31,653	8,597	2,514	—	42,764
Houston, TX Area	1	7,631	3,530	384	—	11,545
Los Angeles, CA Metro Area	4	39,259	8,325	2,811	—	50,395
Miami, FL Metro Area	1	11,262	4,767	742	—	16,771
Minneapolis – St. Paul, MN Area	2	7,676	2,389	385	—	10,450
Nashville, TN Area	1	28,833	19,076	2,937	—	50,846
New York/New Jersey Metro Area	4	19,929	6,355	1,313	—	27,597
Orlando, FL Area	2	12,545	974	1,186	—	14,705
Philadelphia, PA Area	1	6,168	664	500	—	7,332
San Francisco – Oakland, CA Metro Area	2	18,177	1,973	880	—	21,030
Tampa, FL Area	1	7,953	1,137	638	—	9,728
Washington D.C. – MD – VA Area	8	64,622	11,266	5,141	—	81,029
Other Areas	16	71,779	8,873	4,053	—	84,705
Disposed/derecognized properties	16	52,977	13,248	6,586	—	72,811
Corporate	—	—	—	—	327	327
Total	69	$409,643	$98,577	$32,425	$327	$540,972

	Six Months Ended June 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$28,531	$8,273	$2,494	$—	$39,298
Dallas/Ft. Worth, TX Area	4	28,986	8,030	2,491	—	39,507
Houston, TX Area	1	7,478	3,602	324	—	11,404
Los Angeles, CA Metro Area	4	36,796	9,771	2,877	—	49,444
Miami, FL Metro Area	1	10,655	5,764	597	—	17,016
Minneapolis – St. Paul, MN Area	2	6,069	2,320	306	—	8,695
Nashville, TN Area	1	28,926	18,560	2,533	—	50,019
New York/New Jersey Metro Area	4	19,695	7,615	1,098	—	28,408
Orlando, FL Area	2	12,262	895	1,054	—	14,211
Philadelphia, PA Area	1	5,667	550	589	—	6,806
San Francisco – Oakland, CA Metro Area	2	15,571	2,015	784	—	18,370
Tampa, FL Area	1	7,474	1,282	479	—	9,235
Washington D.C. – MD – VA Area	8	62,672	10,639	5,865	—	79,176
Other Areas	16	67,740	8,912	4,364	—	81,016
Disposed/derecognized properties	20	94,982	21,637	9,371	—	125,990
Corporate	—	—	—	—	765	765
Total	73	$433,504	$109,865	$35,226	$765	$579,360

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$309,868	$410,460
Buildings and improvements	1,789,908	2,444,715
Furniture, fixtures and equipment	134,800	171,635
Construction in progress	39,392	24,937
Hilton Marietta finance lease	17,269	17,269
Total cost	2,291,237	3,069,016
Accumulated depreciation	(747,916)	(983,772)
Investments in hotel properties, net	$1,543,321	$2,085,244

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Dispositions, Impairment Charges and Assets Held For Sale
Dispositions
The following table presents the relevant information related to the Company’s dispositions of hotel properties and the related gains or losses on sale for the six months ended June 30, 2026 (in thousands):

Property	Location	Date	Sale Price (1)	Gain (Loss) on Sale (2)
Embassy Suites Houston	Houston, TX	February 9, 2026	$13,500	$4,855
Embassy Suites Austin	Austin, TX	February 17, 2026	13,500	4,248
Hilton St. Petersburg Bayfront	St. Petersburg, FL	March 5, 2026	96,000	80,189
La Posada de Santa Fe	Santa Fe, NM	March 17, 2026	57,500	13,188
Hilton Alexandria Old Town	Alexandria, VA	March 31, 2026	58,000	(2,289)
Embassy Suites Palm Beach Gardens	Palm Beach Gardens, FL	April 7, 2026	41,000	21,857
Embassy Suites Dallas	Dallas, TX	May 6, 2026	17,000	4,941
Lakeway Resort & Spa	Austin, TX	May 19, 2026	37,750	15,237
Sheraton Indianapolis City Centre	Indianapolis, IN	May 21, 2026	32,100	(620)
Silversmith Hotel	Chicago, IL	June 1, 2026	16,000	105
Sheraton San Diego Mission Valley	San Diego, CA	June 9, 2026	45,250	9,104
Hilton Garden Inn Jacksonville	Jacksonville, FL	June 11, 2026	11,300	4,240
Hilton Garden Inn Austin Downtown	Austin, TX	June 18, 2026	26,850	6,040
Hyatt Regency Savannah	Savannah, GA	June 30, 2026	158,000	89,339
Other				(358)
Total				$250,076
____________________________________
(1)    Sale price is prior to adjustments and buyer credits.
(2)    Gain (loss) on sale of hotel properties is reported within “gain (loss) on disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
On January 10, 2025, the Company completed the sale of the 315-room Courtyard Boston Downtown located in Boston, Massachusetts, for $123.0 million, subject to customary pro rations and adjustments, resulting in a recognized gain of $31.9 million. This gain is reported within “gain (loss) on disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
On April 14, 2025, the Residence Inn Orlando sold a parcel of land for $7.2 million, net of selling expenses, resulting in a recognized gain of $6.7 million. This gain is reported within “gain (loss) on disposition of assets and hotel properties” in the Company’s consolidated statements of operations.

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2026 and 2025 dispositions. The following table includes condensed financial information from the Company’s dispositions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total hotel revenue	$26,902	$65,347	$72,811	$125,990
Total hotel expenses	(17,965)	(43,050)	(49,655)	(83,569)
Property taxes, insurance and other	(1,429)	(3,712)	(4,638)	(7,772)
Depreciation and amortization	(2,504)	(8,808)	(8,539)	(18,139)
Impairment charges	—	(1,447)	(33,101)	(1,447)
Total operating expenses	(21,898)	(57,017)	(95,933)	(110,927)
Gain (loss) on disposition of assets and hotel properties	150,046	6,684	250,076	38,552
Gain (loss) on derecognition of assets	6,828	9,900	14,618	19,946
Operating income (loss)	161,878	24,914	241,572	73,561
Interest income	—	26	—	50
Interest expense and amortization of discounts and loan costs	(5,306)	(14,565)	(15,059)	(31,383)
Interest expense associated with hotels in receivership	(7,607)	(10,454)	(15,427)	(20,846)
Write-off of premiums, loan costs and exit fees	(127)	(877)	(519)	(1,599)
Gain (loss) on extinguishment of debt	(1,950)	—	(1,975)	—
Income (loss) before income taxes	146,888	(956)	208,592	19,783
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(2,071)	15	(2,962)	(324)
Net income (loss) attributable to the Company	$144,817	$(941)	$205,630	$19,459
Impairment Charges
For the three months ended June 30, 2026, no impairment charges were recorded related to hotel properties.
For the six months ended June 30, 2026, we recorded impairment charges on nine properties totaling $112.6 million. The impairment charges were a result of reduced estimated future cash flows resulting from reductions to the expected holding periods of the hotel properties. The impairment charges for four properties were based on a market approach methodology which compares the net book value of the assets to their fair market value. The impairment charge for the remaining five properties were based on the income approach which utilized a discounted cash flow methodology, supported by the market approach. These valuation techniques are considered Level 3 techniques under the fair value hierarchy.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the impairment charges of our hotel properties for the six months ended June 30, 2026 (in thousands):

	Impairment Charges
Silversmith Hotel	$2,875
Hyatt Regency Long Island	1,233
Sheraton Indianapolis City Centre	8,582
Hilton Garden Inn Austin Downtown	21,645	(1)
Hilton Minneapolis St. Paul Airport	22,275
Embassy Suites Portland	12,738
Embassy Suites Crystal City	4,936
Hilton Parsippany	31,014
Hampton Inn Parsippany	7,351
Total Impairment Charges	$112,649
____________________________________
(1)    The impairment charge included $2.6 million related to operating lease right-of-use assets associated with the property.
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
Assets Held For Sale
On April 8, 2026, the Company entered into a definitive agreement to sell the 358-room Hyatt Regency Long Island located in Hauppauge, New York for a purchase price of approximately $26.5 million. The agreement included nonrefundable deposits totaling $6.7 million, of which $1.2 million was paid in the second quarter of 2026. See note 16.
On June 19, 2026, the Company entered into a definitive agreement to sell the 357-room Marriott Fremont Silicon Valley located in Fremont, California for a purchase price of $53.0 million. The agreement included a nonrefundable deposit of $1.5 million which was paid in June of 2026. See note 16.
As of June 30, 2026, the Hyatt Regency Long Island and Marriott Fremont Silicon Valley were classified as held for sale. As of December 31, 2025, the Embassy Suites Houston and the Embassy Suites Austin, which were sold in February 2026, were classified as held for sale. Depreciation and amortization ceased as of the dates the assets were deemed held for sale.
Since the sales of these hotels did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operations were not reported as discontinued operations in the consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets were as follows:

	June 30, 2026	December 31, 2025
Assets
Investments in hotel properties, gross	$85,594	$34,818
Accumulated depreciation	(22,475)	(17,391)
Investments in hotel properties, net	63,119	17,427
Cash and cash equivalents	2,445	671
Accounts receivable, net	2,226	127
Inventories	110	45
Deferred costs, net	80	10
Operating lease right-of-use assets	601	—
Prepaid expenses and other assets	2,292	198
Due from related party, net	(802)	—
Assets held for sale	$70,071	$18,478

Liabilities
Indebtedness, net	$68,368	$38,820
Accounts payable and accrued expenses	4,752	2,044
Accrued interest	284	354
Due to related parties, net	—	9
Operating lease liabilities	601	—
Due to Ashford Inc., net	808	65
Liabilities related to assets held for sale	$74,813	$41,292
6. Indebtedness, net
Indebtedness, net consisted of the following (in thousands):

						June 30, 2026	December 31, 2025
Indebtedness	Collateral		Maturity	Interest Rate		Debt Balance	Debt Balance
Mortgage loan (2)	8	hotels	February 2026	SOFR(1) +	3.28%	$325,000	$325,000
Mortgage loan (3)	2	hotels	May 2026	SOFR(1) +	4.00%	—	98,450
Mortgage loan (4)	15	hotels	July 2026	SOFR(1) +	5.47%	523,899	733,625
Mortgage loan (5)	1	hotel	February 2027	SOFR(1) +	2.85%	12,330	12,330
Mortgage loan (6)	14	hotels	February 2027	SOFR(1) +	4.37%	507,838	580,000
Mortgage loan (7)	7	hotels	March 2027	SOFR(1) +	5.96%	143,534	341,203
Mortgage loan (8)	1	hotel	September 2027	SOFR(1) +	2.26%	218,100	218,100
Mortgage loan (9)	1	hotel	November 2027	SOFR(1) +	4.75%	121,500	121,500
Mortgage loan	4	hotels	December 2028		8.51%	30,200	30,200
Preferred investment (10)	1	hotel	May 2029		11.14%	89,295	88,845
Term loan (11)	1	hotel	May 2033		11.26%	15,586	15,660
Total indebtedness						$1,987,282	$2,564,913
Premiums (discounts), net						—	301
Capitalized default interest and late charges						—	2,346
Deferred loan costs, net						(13,167)	(24,103)
Indebtedness, net						$1,974,115	$2,543,457
Indebtedness, net related to assets held for sale (7)	2	hotels	March 2026	SOFR(1) +	3.83%	—	38,820
Indebtedness, net related to assets held for sale (4)	1	hotel	July 2026	SOFR(1) +	5.47%	29,495	—
Indebtedness, net related to assets held for sale (6)	1	hotel	February 2027	SOFR(1) +	4.37%	38,873	—
						$1,905,747	$2,504,637
_____________________________
(1)    SOFR rates were 3.65% and 3.69% at June 30, 2026 and December 31, 2025, respectively.
(2)    As of June 30, 2026, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest of 5.00% was accrued in addition to the stated interest rate, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheets and statement of operations.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(3)    In March 2026, we repaid this mortgage loan in conjunction with the sales of the La Posada de Santa Fe and the Hilton Alexandria Old Town.
(4)    In January 2026, the six-month extension option began for this mortgage loan which included a $10.0 million principal paydown. In June 2026, this mortgage loan was paid down $199.7 million in conjunction with the sale of three hotel properties. On July 31, 2026, this mortgage loan was paid down by $25.7 million in conjunction with the sale of the Hyatt Regency Long Island, which was classified as held for sale as of June 30, 2026. In July 2026, a 30-day forbearance agreement was executed for this mortgage loan. On August 7, 2026, we refinanced this mortgage loan with a new $525.0 million mortgage loan. The refinanced mortgage loan has a two-year initial term, is interest only, bears interest at SOFR + 5.24%, and has three one-year extension options, subject to satisfaction of certain conditions.
(5)    This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions. The one-year extension option was exercised in February 2026.
(6)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. In the second quarter of 2026, this mortgage loan was paid down $72.2 million in conjunction with the sale of two hotel properties. On July 1, 2026, this mortgage loan was paid down by $43.5 million in conjunction with the sale of the Marriott Fremont Silicon Valley, which was classified as held for sale as of June 30, 2026. See note 16.
(7)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. The first one-year extension option was exercised in March 2026. During the first and second quarters of 2026, this mortgage loan was paid down $197.7 million in conjunction with the sale of seven hotel properties.
(8)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(9)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.75%.
(10)    During the year ended December 31, 2025, the Company issued preferred membership interests in the Renaissance Nashville in Nashville, Tennessee in return for $88.0 million. The preferred membership interests provide a preferred return of 11.14% per annum of which 10.14% is paid in cash and 1.00% is paid-in-kind. The investment is mandatorily redeemable on May 10, 2029 and is recorded within indebtedness, net in the Company’s consolidated balance sheets as required under GAAP.
(11)    This loan is associated with 815 Commerce Managing Member, LLC. See discussion in note 2.
During the three and six months ended June 30, 2026, the Company amortized $0 and $2.2 million, respectively, of capitalized principal related to default interest and late charges from our Highland Pool mortgage loan and Morgan Stanley Pool mortgage loan that were capitalized upon the refinancing of the loans in 2025.
During the three and six months ended June 30, 2025, the Company capitalized $4.8 million of default interest and late charges related to our Morgan Stanley Pool mortgage loan upon the refinancing of the loan. The amount was capitalized into the principal balance and was amortized over the remaining initial term of the mortgage loan using the effective interest method. The amount of the capitalized principal that was amortized during the three and six months ended June 30, 2025 was $1.3 million.
All accrued default interest and late charges are capitalized into the principal balance and are amortized over the remaining initial term of the mortgage loans using the effective interest method. The amount of capitalized principal that was written off during the three and six months ended June 30, 2026 was $0 and $156,000, respectively. No amounts were written off in the three and six months ended June 30, 2025. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated statements of operations.
Derecognition of Assets
KEYS Pool A, KEYS Pool B and Hilton Santa Cruz Scotts Valley Loans
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
On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third-party purchaser. On June 25, 2025 and December 22, 2025, the receiver transferred the Courtyard Oakland Airport and SpringHill Suites BWI Airport to a third-party purchaser. On March 4, 2026, the receiver transferred the SpringHill Suites Plymouth Meeting to a third-party purchaser. On July 16, 2026, the receiver transferred the Courtyard Newark Silicon Valley and the Residence Inn San Jose Newark to third-party purchasers and, on August 6, 2026, the receiver transferred the TownePlace Suites Manhattan Beach and the SpringHill Suites Manhattan Beach to third-party purchasers.
On March 6, 2025, the $22.0 million non-recourse mortgage loan secured by the Hilton Santa Cruz Scotts Valley reached final maturity and was not repaid, resulting in a default under the terms and conditions of the mortgage loan agreement. On June 1, 2026, the Company received notice that the Hilton Santa Cruz Scotts Valley had been transferred to a court-appointed receiver. We derecognized the Hilton Santa Cruz Scotts Valley from our consolidated balance sheet in June 2026, when the receiver took control of the hotel property and, accordingly, recognized a loss of $597,000, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations for the three and six months ended June 30, 2026. We recorded a contract asset of $24.9 million as of June 30, 2026, which represented the liabilities from which we expect to be released upon final resolution with the lenders on the Hilton Santa Cruz Scotts Valley mortgage loans in exchange for the transfer of ownership of the hotel property.
For the three and six months ended June 30, 2026, we recognized gains of $6.8 million and $14.6 million. For the three and six months ended June 30, 2025, we recognized gains of $9.9 million and $19.9 million. The gains were included in “gain (loss) on derecognition of assets” in our consolidated statement of operations. These gains increased the related contract asset by a corresponding amount. The KEYS Pool A, KEYS Pool B and Hilton Santa Cruz Scotts Valley mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “debt associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
JPM8 Loan Pool
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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of June 30, 2026, we were in compliance with all covenants related to mortgage loans, except where noted above. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2026, the SOFR interest rate forward curve (Level 2 inputs) assumed an upward trend from 3.65% to 3.99% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2026:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$61	$—	$61
Interest rate derivatives – caps	—	1,195	—	1,195
Total	$—	$1,256	$—	$1,256	(1)

December 31, 2025:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$177	$—	$177
Interest rate derivatives – caps	—	233	—	233
Total	$—	$410	$—	$410	(1)
____________________________________
(1)    Reported as “derivative assets” in our consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2026		2025
Assets
Derivative assets:
Interest rate derivatives – floors	$(149)		$39
Interest rate derivatives – caps	193		(875)
Total	$44		$(836)

Total combined
Interest rate derivatives – floors	$(149)		$39
Interest rate derivatives – caps	193		(1,348)
Unrealized gain (loss) on derivatives	44	(1)	(1,309)	(1)
Realized gain (loss) on interest rate caps	—	(1) (2)	473	(1) (2)
Net	$44		$(836)
____________________________________
(1)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Represents settled and unsettled payments from counterparties on interest rate caps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2026		2025
Assets
Derivative assets:
Interest rate derivatives – floors	$(116)		$223
Interest rate derivatives – caps	917		(2,898)
Total	$801		$(2,675)

Liabilities
Derivative liabilities:
Embedded debt derivative	$—		$(901)	(1)
Net	$801		$(3,576)

Total combined
Interest rate derivatives – floors	$(116)		$223
Interest rate derivatives – caps	917		(3,693)
Embedded debt derivative	—		(901)
Unrealized gain (loss) on derivatives	801	(2)	(4,371)	(2)
Realized gain (loss) on interest rate caps	—	(2) (3)	795	(2) (3)
Net	$801		$(3,576)
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

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$1,256	$1,256	$410	$410

Financial assets not measured at fair value (1):
Cash and cash equivalents	$74,955	$74,955	$66,816	$66,816
Restricted cash	136,985	136,985	149,580	149,580
Accounts receivable, net	41,109	41,109	32,879	32,879
Notes receivable, net	12,880	12,880	12,187	12,187
Due from related parties, net	178	178	—	—
Due from third-party hotel managers	24,240	24,240	25,667	25,667

Financial liabilities not measured at fair value (1):
Indebtedness	$1,987,282	$1,987,680	$2,565,214	$2,565,117
Debt associated with hotels in receivership	273,971	231,509	294,771	251,143
Accounts payable and accrued expenses	119,120	119,120	125,817	125,817
Accrued interest payable	31,508	31,508	12,530	12,530
Accrued interest associated with hotels in receivership	94,327	94,327	84,155	84,155
Dividends and distributions payable	4,247	4,247	4,247	4,247
Due to Ashford Inc., net	53,360	53,360	40,708	40,708
Due to related parties, net	—	—	1,958	1,958
Due to third-party hotel managers	1,157	1,157	882	882
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of June 30, 2026 and December 31, 2025.
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
Indebtedness and debt associated with hotels in receivership. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of total indebtedness to be approximately 100.0% of the carrying value of $2.0 billion at June 30, 2026 and approximately 100.0% of the carrying value of $2.6 billion at December 31, 2025. We estimated the fair value of debt associated with hotels in receivership to be approximately 84.5% of the carrying value of $274.0 million at June 30, 2026 and approximately 85.2% of the carrying value of $294.8 million at December 31, 2025. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) allocated to common stockholders – basic and diluted:
Income (loss) attributable to the Company	$127,993	$(30,396)	$64,221	$(50,367)
Less: dividends on preferred stock, declared and undeclared (1)	(2,714)	(7,017)	(5,428)	(13,746)
Less: deemed dividends on redeemable preferred stock	(4,600)	(2,530)	(9,200)	(3,587)
Distributed and undistributed income (loss) allocated to common stockholders – basic	$120,679	$(39,943)	$49,593	$(67,700)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	(631)	—	—
Add back: dividends on preferred stock – Series J (inclusive of deemed dividends)	3,843	—	7,685	—
Add back: dividends on preferred stock – Series K (inclusive of deemed dividends)	381	—	762	—
Add back: dividends on preferred stock - Series L (inclusive of deemed dividends)	111	—	223	—
Add back: dividends on preferred stock - Series M (inclusive of deemed dividends)	265	—	530	—
Distributed and undistributed income (loss) allocated to common stockholders – basic and diluted	$125,279	$(40,574)	$58,793	$(67,700)

Weighted average common shares outstanding:
Weighted average shares outstanding – basic	6,443	5,804	6,442	5,728
Effect of assumed conversion of preferred stock – Series J	59,292	—	64,701	—
Effect of assumed conversion of preferred stock – Series K	5,641	—	6,156	—
Effect of assumed conversion of preferred stock - Series L	1,838	—	2,006	—
Effect of assumed conversion of preferred stock - Series M	4,251	—	4,639	—
Effect of assumed conversion of operating partnership units	—	91	—	—
Weighted average shares outstanding – diluted	77,465	5,895	83,944	5,728

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$18.73	$(6.88)	$7.70	$(11.82)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$1.62	$(6.88)	$0.70	$(11.82)
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$1,729	$—	$699	$(1,082)
Dividends on preferred stock – Series J (inclusive of deemed dividends)	—	4,834	—	9,434
Dividends on preferred stock – Series K (inclusive of deemed dividends)	—	426	—	897
Dividends on preferred stock – Series L (inclusive of deemed dividends)	—	668	—	668
Dividends on preferred stock – Series M (inclusive of deemed dividends)	—	906	—	906
Total	$1,729	$6,834	$699	$10,823

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	—	11	—	14
Effect of assumed conversion of operating partnership units	93	—	93	92
Effect of assumed conversion of preferred stock – Series J	—	31,926	—	28,392
Effect of assumed conversion of preferred stock – Series K	—	3,128	—	2,688
Effect of assumed conversion of preferred stock – Series L	—	201	—	101
Effect of assumed conversion of preferred stock – Series M	—	246	—	123
Total	93	35,512	93	31,410
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
As of June 30, 2026, there are approximately 69,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units, other than approximately 22,000 LTIP and 35,000 Performance LTIP units, had reached full economic parity with, and are convertible into, common units.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	June 30, 2026	December 31, 2025
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$20,800	$20,516
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$158,031	$187,846
Ownership percentage of operating partnership	1.41%	1.43%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(1,729)	$631	$(699)	$1,082
11. Equity
Preferred Dividends—On January 13, 2026, in order to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends were suspended, including dividends previously declared for stockholders of record as of December 31, 2025 of the Company’s Series D, F, G, H and I Cumulative Preferred Stock.
The board of directors declared quarterly dividends per share as presented below:

	Three Months Ended June 30,
	2026	2025
8.45% Series D Cumulative Preferred Stock	$—	$0.5281
7.375% Series F Cumulative Preferred Stock	—	0.4609
7.375% Series G Cumulative Preferred Stock	—	0.4609
7.50% Series H Cumulative Preferred Stock	—	0.4688
7.50% Series I Cumulative Preferred Stock	—	0.4688
The table below presents the accumulated but unpaid dividends in arrears (in thousands):

June 30, 2026
8.45% Series D Cumulative Preferred Stock ($1.06/share)	$1,174
7.375% Series F Cumulative Preferred Stock ($0.92/share)	956
7.375% Series G Cumulative Preferred Stock ($0.92/share)	1,356
7.50% Series H Cumulative Preferred Stock ($0.94/share)	973
7.50% Series I Cumulative Preferred Stock ($0.94/share)	969
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series J Preferred Stock	$—	$3,846	$—	$7,508
The table below presents the accumulated but unpaid dividends in arrears (in thousands):

June 30, 2026
Series J Preferred Stock ($1.00/share)	$7,685
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series J Preferred Stock shares issued (1)	—	—	—	883
Net proceeds	$—	$—	$—	$19,877
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	June 30, 2026	December 31, 2025
Series J Preferred Stock	$187,498	$179,818
Cumulative adjustments to Series J Preferred Stock (1)	17,153	9,469
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes Series J Preferred Stock redemptions settled in common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series J Preferred Stock shares redeemed	—	18	—	59
Redemption amount, net of redemption fees	$—	$410	$—	$1,380
Common shares issued upon redemption	—	68	—	194

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series K Preferred Stock	$—	$388	$—	$740
The table below presents the accumulated but unpaid dividends in arrears (in thousands):

June 30, 2026
Series K Preferred Stock ($1.04/share)	$762
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series K Preferred Stock shares issued (1)	—	—	—	166
Net proceeds	$—	$—	$—	$4,036
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	June 30, 2026	December 31, 2025
Series K Preferred Stock	$18,972	$18,215
Cumulative adjustments to Series K Preferred Stock (1)	1,503	741
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes Series K Preferred Stock redemptions settled by the issuance of common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series K Preferred Stock shares redeemed	—	12	—	21
Redemption amount, net of redemption fees	$—	$307	$—	$531
Common shares issued upon redemption	—	50	—	79
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series L Preferred Stock	$—	$30	$—	$30

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below presents the accumulated but unpaid dividends in arrears (in thousands):

June 30, 2026
Series L Preferred Stock ($0.94/share)	$223
The issuance activity of the Series L Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series L Preferred Stock shares issued (1)	—	112	—	112
Net proceeds	$—	$2,320	$—	$2,320
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
The redemption value adjustment of Series L Preferred Stock is summarized below (in thousands):

	June 30, 2026	December 31, 2025
Series L Preferred Stock	$5,658	$5,484
Cumulative adjustments to Series L Preferred Stock (1)	1,287	1,064
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
No redemptions of Series L Preferred Stock occurred in the three and six months ended June 30, 2026 and 2025.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series M Preferred Stock	$—	$40	$—	$40
The table below presents the accumulated but unpaid dividends in arrears (in thousands):

June 30, 2026
Series M Preferred Stock ($0.96/share)	$530
The issuance activity of the Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series M Preferred Stock shares issued (1)	—	145	—	145
Net proceeds	$—	$3,240	$—	$3,240
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
The redemption value adjustment of Series M Preferred Stock is summarized below (in thousands):

	June 30, 2026	December 31, 2025
Series M Preferred Stock	$14,096	$13,566
Cumulative adjustments to Series M Preferred Stock (1)	2,730	2,200
________
(1)Reflects the excess of the redemption value over the accumulated carrying value.
No redemptions of Series M Preferred Stock occurred in the three and six months ended June 30, 2026 and 2025.
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
Under our Advisory Agreement, Ashford Trust OP is obligated to indemnify Ashford LLC for any and all tax liabilities arising from asset dispositions, deemed distributions, or fair market value and tax basis adjustments occurring since January 1, 2024. As of June 30, 2026, the Company has accrued a liability of approximately $12.0 million related to this obligation, which is included in “due to Ashford Inc., net” in our consolidated balance sheet. See note 14.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advisory services fee
Base advisory fee	$8,507	$8,210	$16,815	$16,279
Reimbursable expenses (1)	5,664	3,345	17,351	6,527
Equity-based compensation (2)	28	222	56	155
Incentive fee	—	(66)	—	27
Total advisory services fee	$14,199	$11,711	$34,222	$22,988
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
Promissory Note with Ashford LLC
Ashford Trust OP holds a promissory note with Ashford LLC to allow Ashford Trust OP to draw up to $40 million in cash through November 15, 2026 to fund permitted costs (as defined in the promissory note). Funds advanced under the promissory note bear interest at an annual rate of 10% which may be paid in cash or paid in-kind at Ashford OP’s discretion. As of June 30, 2026, no amount had been drawn under the promissory note.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Advisory services fee
Base advisory fee	$129	$255
Reimbursable expenses (1)	66	92
Performance participation fee	111	227
Total advisory services fee	$306	$574
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
Lismore
We engage Lismore or its subsidiaries to provide debt placement services, assist with loan modifications or refinancings on our behalf and provide brokerage services. During the three and six months ended June 30, 2026, we incurred fees of $0. During the three and six months ended June 30, 2025, we incurred fees of $565,000 and $2.4 million, respectively.

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
As of June 30, 2026, Ashford Trust has funded approximately $17.0 million and had a $2.9 million payable. As of December 31, 2025, Ashford Trust had funded approximately $17.0 million and had a $2.4 million payable. The payables were included in “due to Ashford Inc., net” on our consolidated balance sheets.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2026	2025	2026	2025
Corporate, general and administrative	$(368)	$2,158	$(68)	$3,738
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
Hotel Management Services
As of June 30, 2026, Remington Hospitality managed 36 of our 53 hotel properties.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14. Commitments and Contingencies
Tax Indemnification Obligation—Under our Advisory Agreement, Ashford Trust OP is obligated to indemnify Ashford LLC for any and all tax liabilities arising from asset dispositions, deemed distributions, or fair market value and tax basis adjustments occurring since January 1, 2024. The Company has engaged tax counsel to evaluate the scope and potential exposure of this indemnification obligation. As of June 30, 2026, the Company has accrued a liability of $12.0 million related to this obligation, which is included in “due to Ashford Inc., net” on our consolidated balance sheet. The ultimate liability is subject to change and is dependent upon future asset dispositions, future taxable events and the resolution of other related tax matters.
Restricted Cash—Under certain management and debt agreements for our hotel properties existing as of June 30, 2026, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 5% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing as of June 30, 2026, we pay franchisor royalty fees between 4% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2026 and 2049. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2026	2025	2026	2025
Other hotel expenses	$12,290	$14,722	$24,575	$27,836
Management Fees—Under hotel management agreements for our hotel properties existing as of June 30, 2026, we pay monthly hotel management fees equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager’s payroll and related costs.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Settlement distributions began on July 22, 2026, and the Court has set a compliance hearing for November 18, 2026. As of June 30, 2026, the settlement liability amount was accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024, to globally resolve the three outstanding matters. The court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million and Ashford Trust’s portion of the settlement is $1.8 million. As of June 30, 2026, the settlement liability was paid in full.
On April 18, 2024, the California Department of Industrial Relations (“DIR”) served the Company’s manager with an investigative subpoena relative to concerns with the Palm Springs Renaissance Hotel’s COVID recall efforts. On August 27, 2025, the DIR issued a citation that the Company’s manager failed to properly recall certain employees. On September 17, 2025, the Company’s manager filed an appeal which is currently pending. The matter is in the early stages and the ultimate outcome of this matter is unknown at this time. We do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2026, no amounts were accrued.
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
15. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments: (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver its products and services to its customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of June 30, 2026 and 2025, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
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
Following Stirling OP’s redemption of its unit holders on September 2, 2025, the Company updated the presentation of its reportable segment for the three and six months ended June 30, 2026 and 2025, to incorporate the results of Stirling OP’s four hotel properties. Prior to September 2, 2025, the CODM did not regularly review the results of Stirling OP. The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Rooms	$209,618	$227,203	$409,643	$433,504
Food and beverage	47,007	55,336	98,577	109,865
Other hotel revenue	16,442	19,006	32,425	35,226
Total hotel revenue	273,067	301,545	540,645	578,595
EXPENSES
Rooms	46,032	51,659	92,222	99,449
Food and beverage	31,106	35,455	65,406	71,181
Direct expenses	2,003	2,430	4,056	4,623
Indirect expenses:
Property, general and administration	22,765	27,611	46,407	52,452
Sales and marketing	27,849	31,670	55,398	60,640
Information and telecommunications systems	4,229	3,485	8,530	8,203
Repairs and maintenance	12,258	13,508	24,746	26,897
Energy	9,141	10,560	19,549	20,685
Lease expense	1,094	1,133	2,262	2,396
Ownership expenses	459	556	1,043	1,145
Incentive management fee	5,368	5,213	9,557	8,879
Management fees	9,321	10,272	18,505	19,850
Property taxes	7,978	9,968	17,132	20,062
Other taxes (refunds)	131	207	251	326
Insurance	4,982	5,539	10,425	11,055
Total expenses	184,716	209,266	375,489	407,843
Hotel adjusted EBITDA	$88,351	$92,279	$165,156	$170,752

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of hotel adjusted EBITDA to net income (loss)
Hotel adjusted EBITDA	$88,351	$92,279	$165,156	$170,752
Other revenue	173	456	327	765
Ownership expenses included in food and beverage expense	(82)	—	(165)	—
Ownership expenses included in other hotel expenses	(4,729)	(5,206)	(9,620)	(10,562)
Ownership expenses included in property taxes, insurance and other	(88)	(520)	(265)	(840)
Management fees	(19)	(72)	(119)	(342)
Depreciation and amortization	(28,628)	(35,276)	(60,634)	(72,615)
Impairment charges	—	(1,447)	(112,649)	(1,447)
Advisory services fee	(14,199)	(12,017)	(34,222)	(23,562)
Corporate, general, and administrative	(1,325)	(5,485)	(2,927)	(9,817)
Gain (loss) on disposition of assets and hotel properties	150,046	6,684	250,076	38,552
Gain (loss) on derecognition of assets	6,828	9,900	14,618	19,946
Equity in earnings (loss) of unconsolidated entities	47	44	(155)	(387)
Interest income	1,047	1,253	1,969	2,467
Other income (expense), net	—	—	3,223	—
Interest expense and amortization of discounts and loan costs	(55,670)	(70,135)	(129,224)	(136,591)
Interest expense associated with hotels in receivership	(7,607)	(10,454)	(15,427)	(20,846)
Write-off of premiums, loan costs and exit fees	(305)	(1,486)	(1,559)	(6,083)
Gain (loss) on extinguishment of debt	(1,950)	(2)	(1,975)	(15)
Realized and unrealized gain (loss) on derivatives	44	(836)	801	(3,576)
Income tax (expense) benefit	(2,553)	(119)	(3,305)	(436)
Net income (loss)	$129,381	$(32,439)	$63,924	$(54,637)
The following table reconciles segment total revenue to total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated total hotel revenue	$273,067	$301,545	$540,645	$578,595
Other revenue	173	456	327	765
Total consolidated revenue	$273,240	$302,001	$540,972	$579,360
16. Subsequent Events
On July 1, 2026, the Company completed the sale of the 357-room Marriott Fremont Silicon Valley located in Fremont, California, for a purchase price of $53.0 million, subject to customary pro rations and adjustments.
On July 24, 2026, the Company entered into a definitive agreement to sell the 150-room Embassy Suites Dulles located in Herndon, Virginia for a purchase price of $22.8 million. The agreement included a nonrefundable deposit of $500,000 which was paid in July 2026.
On July 27, 2026, the Company entered into a definitive agreement to sell the 263-room Embassy Suites Philadelphia located in Philadelphia, Pennsylvania for a purchase price of $26.0 million. The agreement included a nonrefundable deposit of $500,000 which was paid in July 2026.
On July 31, 2026, the Company completed the sale of the 358-room Hyatt Regency Long Island located in Hauppauge, New York, for a purchase price of $26.5 million in cash, subject to customary pro rations and adjustments.

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
EXECUTIVE OVERVIEW
General
As of June 30, 2026, our portfolio consisted of 52 consolidated operating hotel properties, which represent 13,241 total rooms, and one additional consolidated operating hotel property owned through a 29.3% investment in a consolidated entity, which represents 188 total rooms. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2026, Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 36 of our 53 operating hotel properties. Third-party management companies manage the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with his father, Mr. Archie Bennett, Jr. (the “Bennetts”), as of June 30, 2026, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 810,123 shares of Ashford Inc. common stock, which represented an approximate 52.5% ownership interest in Ashford Inc., and owned 18,777,914 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,745,833 shares of Ashford Inc. common stock, which, if converted as of June 30, 2026, would have increased the Bennetts’ ownership interest in Ashford Inc. to 88.4%. The 18,777,914 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of June 30, 2026, those rights represented approximately 534,000 common shares.
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
Recent Developments
Disposition of Hotel Properties
The following table presents the Company’s most recent dispositions of hotel properties (in thousands):

Property	Location	Date	Sale Price (1)
Embassy Suites Palm Beach Gardens	Palm Beach Gardens, FL	April 7, 2026	$41,000
Embassy Suites Dallas	Dallas, TX	May 6, 2026	$17,000
Lakeway Resort & Spa	Austin, TX	May 19, 2026	$37,750
Sheraton Indianapolis City Centre	Indianapolis, IN	May 21, 2026	$32,100
Silversmith Hotel	Chicago, IL	June 1, 2026	$16,000
Sheraton San Diego Mission Valley	San Diego, CA	June 9, 2026	$45,250
Hilton Garden Inn Jacksonville	Jacksonville, FL	June 11, 2026	$11,300
Hilton Garden Inn Austin Downtown	Austin, TX	June 18, 2026	$26,850
Hyatt Regency Savannah	Savannah, GA	June 30, 2026	$158,000
Marriott Fremont Silicon Valley	Fremont, CA	July 1, 2026	$53,000
Hyatt Regency Long Island	Hauppauge, NY	July 31, 2026	$26,452
____________________________________
(1)    Sale price is prior to adjustments and buyer credits.

Other Developments
On June 1, 2026, the Company received notice that the Hilton Santa Cruz Scotts Valley had been transferred to a court-appointed receiver. We derecognized the Hilton Santa Cruz Scotts Valley from our consolidated balance sheet in June 2026, when the receiver took control of the hotel property and, accordingly, recognized a loss of $597,000, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations for the three and six months ended June 30, 2026. We recorded a contract asset of $24.9 million as of June 30, 2026, which represented the liabilities from which we expect to be released upon final resolution with the lenders on the Hilton Santa Cruz Scotts Valley mortgage loans in exchange for the transfer of ownership of the hotel property.
On July 24, 2026, the Company entered into a definitive agreement to sell the 150-room Embassy Suites Dulles located in Herndon, Virginia for a purchase price of $22.8 million. The agreement included a nonrefundable deposit of $500,000 which was paid in July of 2026.
On July 27, 2026, the Company entered into a definitive agreement to sell the 263-room Embassy Suites Philadelphia located in Philadelphia, Pennsylvania for a purchase price of $26.0 million. The agreement included a nonrefundable deposit of $500,000 which was paid in July of 2026.
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
The following table summarizes the changes in key line items from our consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable) Change	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2026	2025	2026 to 2025	2026	2025	2026 to 2025
Total revenue	$273,240	$302,001	$(28,761)	$540,972	$579,360	$(38,388)
Total hotel expenses	(176,455)	(198,830)	22,375	(357,585)	(387,304)	29,719
Property taxes, insurance and other	(13,179)	(16,234)	3,055	(28,073)	(32,283)	4,210
Depreciation and amortization	(28,628)	(35,276)	6,648	(60,634)	(72,615)	11,981
Impairment charges	—	(1,447)	1,447	(112,649)	(1,447)	(111,202)
Advisory services fee	(14,199)	(12,017)	(2,182)	(34,222)	(23,562)	(10,660)
Corporate, general and administrative	(1,325)	(5,485)	4,160	(2,927)	(9,817)	6,890
Gain (loss) on disposition of assets and hotel properties	150,046	6,684	143,362	250,076	38,552	211,524
Gain (loss) on derecognition of assets	6,828	9,900	(3,072)	14,618	19,946	(5,328)
Operating income (loss)	196,328	49,296	147,032	209,576	110,830	98,746
Equity in earnings (loss) of unconsolidated entities	47	44	3	(155)	(387)	232
Interest income	1,047	1,253	(206)	1,969	2,467	(498)
Other income (expense)	—	—	—	3,223	—	3,223
Interest expense and amortization of discounts and loan costs	(55,670)	(70,135)	14,465	(129,224)	(136,591)	7,367
Interest expense associated with hotels in receivership	(7,607)	(10,454)	2,847	(15,427)	(20,846)	5,419
Write-off of premiums, loan costs and exit fees	(305)	(1,486)	1,181	(1,559)	(6,083)	4,524
Gain (loss) on extinguishment of debt	(1,950)	(2)	(1,948)	(1,975)	(15)	(1,960)
Realized and unrealized gain (loss) on derivatives	44	(836)	880	801	(3,576)	4,377
Income tax (expense) benefit	(2,553)	(119)	(2,434)	(3,305)	(436)	(2,869)
Net income (loss)	129,381	(32,439)	161,820	63,924	(54,637)	118,561
(Income) loss attributable to noncontrolling interest in consolidated entities	341	1,412	(1,071)	996	3,188	(2,192)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,729)	631	(2,360)	(699)	1,082	(1,781)
Net income (loss) attributable to the Company	$127,993	$(30,396)	$158,389	$64,221	$(50,367)	$114,588

All hotel properties held during the three and six months ended June 30, 2026 and 2025 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and six months ended June 30, 2026 and 2025. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
Courtyard Boston Downtown (1)	Boston, MA	Disposition	January 10, 2025
Residence Inn Evansville (1)	Evansville, IN	Disposition	August 11, 2025
Hilton NASA Clear Lake (1)	Houston, TX	Disposition	August 22, 2025
Residence Inn San Diego (1)	San Diego, CA	Disposition	October 15, 2025
Le Pavillon (1)	New Orleans, LA	Disposition	December 18, 2025
Embassy Suites Houston (1)	Houston, TX	Disposition	February 9, 2026
Embassy Suites Austin (1)	Austin, TX	Disposition	February 17, 2026
Hilton St. Petersburg Bayfront (1)	St. Petersburg, FL	Disposition	March 5, 2026
La Posada de Santa Fe (1)	Santa Fe, NM	Disposition	March 17, 2026
Hilton Alexandria Old Town (1)	Alexandria, VA	Disposition	March 31, 2026
Embassy Suites Palm Beach Gardens (1)	Palm Beach Gardens, FL	Disposition	April 7, 2026
Embassy Suites Dallas (1)	Dallas, TX	Disposition	May 6, 2026
Lakeway Resort & Spa (1)	Austin, TX	Disposition	May 19, 2026
Sheraton Indianapolis City Centre (1)	Indianapolis, IN	Disposition	May 21, 2026
Silversmith Hotel (1)	Chicago, IL	Disposition	June 1, 2026
Hilton Santa Cruz Scotts Valley	Santa Cruz, CA	Derecognized	June 1, 2026
Sheraton San Diego Mission Valley (1)	San Diego, CA	Disposition	June 9, 2026
Hilton Garden Inn Jacksonville (1)	Jacksonville, FL	Disposition	June 11, 2026
Hilton Garden Inn Austin Downtown (1)	Austin, TX	Disposition	June 18, 2026
Hyatt Regency Savannah (1)	Savannah, GA	Disposition	June 30, 2026
____________________________________
(1) Referred to as “Hotel Dispositions.”
The following table illustrates the key performance indicators of the operating hotel properties included in our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RevPAR (revenue per available room)	$154.95	$144.08	$145.05	$138.09
Occupancy	76.16%	75.23%	72.24%	71.62%
ADR (average daily rate)	$203.46	$191.51	$200.80	$192.80
The following table illustrates the key performance indicators of the 53 comparable hotel properties that were included in our results of operations for the full three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RevPAR	$155.68	$146.09	$146.74	$139.27
Occupancy	76.07%	75.53%	72.49%	71.71%
ADR	$204.65	$193.42	$202.43	$194.23

Comparison of the Three Months Ended June 30, 2026 and 2025
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $158.4 million, from net loss of $30.4 million for the three months ended June 30, 2025 (the “2025 quarter”) to net income of $128.0 million for the three months ended June 30, 2026 (the “2026 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $17.6 million, or 7.7%, to $209.6 million in the 2026 quarter compared to the 2025 quarter. This decrease in the 2026 quarter is primarily attributable to decreases of $28.3 million from our Hotel Dispositions and $758,000 from the derecognition of the Hilton Santa Cruz Scotts Valley in June 2026 (the “Hilton Santa Cruz Scotts Valley Derecognition”). These decreases were partially offset by higher rooms revenue of $11.5 million from our comparable hotel properties. Our comparable hotel properties experienced an increase of 5.8% in room rates and a 54 basis point increase in occupancy.
Food and beverage revenue decreased $8.3 million, or 15.1%, to $47.0 million in the 2026 quarter compared to the 2025 quarter. This decrease in the 2026 quarter is primarily attributable to decreases of food and beverage sales of $6.2 million from our Hotel Dispositions and $2.1 million from our comparable hotels.
Other hotel revenue, which consists mainly of internet access, parking, and spa revenue, decreased $2.6 million, or 13.5%, to $16.4 million in the 2026 quarter compared to the 2025 quarter primarily due to our Hotel Dispositions. Other non-hotel revenue decreased $283,000, or 62.1%, to $173,000 in the 2026 quarter as compared to the 2025 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $22.4 million, or 11.3%, to $176.5 million in the 2026 quarter compared to the 2025 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $10.3 million in the 2026 quarter as compared to the 2025 quarter primarily due to a decrease of $10.4 million from our Hotel Dispositions. Direct expenses were 29.0% of total hotel revenue for the 2026 quarter and 29.7% for the 2025 quarter.
Indirect expenses and management fees decreased $12.1 million in the 2026 quarter as compared to the 2025 quarter primarily due to decreases of $14.1 million from our Hotel Dispositions and $392,000 from the Hilton Santa Cruz Scotts Valley Derecognition. The decrease in the 2026 quarter was partially offset by an increase of $2.4 million from our comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $3.1 million, or 18.8%, to $13.2 million during the 2026 quarter compared to the 2025 quarter. The decrease in the 2026 quarter was primarily due to decreases of $2.4 million and $594,000 from our Hotel Dispositions and our comparable hotel properties, respectively.
Depreciation and Amortization. Depreciation and amortization decreased $6.6 million, or 18.8%, to $28.6 million during the 2026 quarter compared to the 2025 quarter. The decrease in the 2026 quarter was primarily due to decreases of $6.1 million from our Hotel Dispositions and $395,000 from our comparable hotel properties.
Impairment Charges. Impairment charges were $1.4 million in the 2025 quarter. The impairment charges related to the Residence Inn Evansville as a result of reduced estimated cash flows resulting from the sale of the property in August 2025.
Advisory Services Fee. Advisory services fee increased $2.2 million, or 18.2%, to $14.2 million in the 2026 quarter compared to the 2025 quarter. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford LLC and the Company and, prior to September 2, 2025, between Stirling Advisor and Stirling OP. In the 2026 quarter, the advisory services fee was primarily comprised of a base advisory fee of $8.5 million and reimbursable expenses of $5.7 million. In the 2025 quarter, the advisory services fee was primarily comprised of a base advisory fee of $8.2 million, equity-based compensation of $222,000 awarded to the officers and employees of Ashford LLC, reimbursable expenses of $3.3 million and fees totaling $306,000 associated with Stirling OP’s advisory agreement.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $4.2 million from $5.5 million in the 2025 quarter to $1.3 million in the 2026 quarter. The decrease was primarily attributable to decreases in reimbursements of Ashford Securities’ operating expenses of $2.5 million from the winding down of Ashford Securities, miscellaneous expenses of $888,000, public company costs of $536,000 and legal and professional costs of $221,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain on disposition of assets and hotel properties increased $143.4 million from $6.7 million in the 2025 quarter to $150.0 million in the 2026 quarter. The gain in the 2026 quarter was primarily related to net gains from the sale of nine hotel properties in the 2026 quarter. See note 5 to our consolidated financial statements.

Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets decreased $3.1 million from $9.9 million in the 2025 quarter to $6.8 million in the 2026 quarter. The gain primarily represents the increase of the contract asset on our consolidated balance sheets. We record a contract asset associated with the accrued interest expense from the default of the KEYS A, KEYS B and Hilton Santa Cruz Scotts Valley loans as we expect to be released from this obligation upon final resolution with the lender. The gains in the 2026 quarter and in the 2025 quarter primarily relate to accrued interest on the mortgage loans of the KEYS A, KEYS B and Hilton Santa Cruz Scotts Valley properties in receivership. See note 6 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings of unconsolidated entities was $47,000 in the 2026 quarter and $44,000 in the 2025 quarter. Equity in earnings primarily results from our investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $1.0 million and $1.3 million for the 2026 quarter and the 2025 quarter, respectively. The decrease in interest income in the 2026 quarter was primarily attributable to lower excess cash balances in the 2026 quarter compared to the 2025 quarter.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $14.5 million, or 20.6%, to $55.7 million during the 2026 quarter compared to the 2025 quarter. The decrease is primarily due to decreases of $9.3 million from our Hotel Dispositions, $3.6 million from lower interest expense and amortization of discounts and loan costs at our comparable hotels and $1.6 million from lower default interest and late charges recorded on mortgage loans in default.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $2.8 million, from $10.5 million in the 2025 quarter to $7.6 million in the 2026 quarter. The decrease is due to fewer hotels being under receivership in the 2026 quarter compared to the 2025 quarter. On June 25, 2025 and December 22, 2025, the Courtyard Oakland Airport and SpringHill Suites BWI Airport were transferred to a third-party purchaser. On March 4, 2026, the SpringHill Suites Plymouth Meeting was also transferred to a third-party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel. Interest expense associated with hotels in receivership additionally includes interest expense related to the Hilton Santa Cruz Scotts Valley Derecognition. See note 6 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees was $305,000 in the 2026 quarter and $1.5 million in the 2025 quarter. In the 2025 quarter, we incurred fees of $1.5 million related to loan refinances and modifications.
Gain (Loss) on Extinguishment of Debt. Gain (loss) on extinguishment of debt resulted in a loss of $2.0 million in the 2026 quarter and a loss of $2,000 in the 2025 quarter. The loss in the 2026 quarter primarily related to write-offs related to our Hotel Dispositions.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed $880,000 from an $836,000 loss in the 2025 quarter to a $44,000 gain in the 2026 quarter. In the 2026 quarter, we recognized net unrealized gains of $44,000 on our derivatives, which were primarily attributable to interest rate caps.
In the 2025 quarter, we recognized net unrealized losses of $1.3 million on our derivatives. These unrealized losses were partially offset by net realized gains of $473,000 related to payments from counterparties on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $2.4 million, from $119,000 in the 2025 quarter to $2.6 million in the 2026 quarter. The increase in income tax expense in the 2026 quarter was primarily attributable to an increase in the taxable income of our TRS entities.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated losses of $341,000 and $1.4 million in the 2026 quarter and the 2025 quarter, respectively. Noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and, prior to September 2, 2025, an ownership interest of 0.30% in Stirling OP. See notes 1 and 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $1.7 million in the 2026 quarter and a net loss of $631,000 in the 2025 quarter. Redeemable noncontrolling interests represented ownership interests of 1.41% and 1.56% in the operating partnership at June 30, 2026 and 2025, respectively.

Comparison of the Six Months Ended June 30, 2026 and 2025
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $114.6 million from a net loss of $50.4 million for the six months ended June 30, 2025 (the “2025 period”) to net income of $64.2 million for the six months ended June 30, 2026 (the “2026 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $23.9 million, or 5.5%, to $409.6 million in the 2026 period compared to the 2025 period. This decrease in the 2026 period was primarily attributable to decreases in rooms revenue of $41.4 million from our Hotel Dispositions and $645,000 from the Hilton Santa Cruz Scotts Valley Derecognition. These decreases were partially offset by an increase in rooms revenue of $18.1 million at our comparable hotel properties. Our comparable hotel properties experienced an increase of 4.2% in room rates and an increase of 78 basis points in occupancy.
Food and beverage revenue decreased $11.3 million, or 10.3%, to $98.6 million in the 2026 period compared to the 2025 period. This decrease in the 2026 period was primarily attributable to decreases in food and beverage revenue of $8.2 million from our Hotel Dispositions and $2.9 million at our comparable hotel properties.
Other hotel revenue, which consists mainly of internet access, parking, and spa revenue, decreased $2.8 million, or 8.0%, to $32.4 million in the 2026 period compared to the 2025 period primarily attributable to our Hotel Dispositions. Other revenue decreased $438,000, or 57.3%, to $327,000 in the 2026 period compared to the 2025 period.
Hotel Operating Expenses. Hotel operating expenses decreased $29.7 million, or 7.7%, to $357.6 million in the 2026 period compared to the 2025 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $13.4 million in the 2026 period compared to the 2025 period, primarily due to a decrease of $14.1 million from our Hotel Dispositions. The decrease in direct expenses was partially offset by an increase in the 2026 period of $893,000 from our comparable hotel properties. Direct expenses were 29.9% of total hotel revenue for the 2026 period and 30.3% for the 2025 period.
Indirect expenses and management fees decreased $16.3 million in the 2026 period compared to the 2025 period, primarily due to a decrease of $19.3 million from our Hotel Dispositions. The decrease in the 2026 period was partially offset by an increase of $3.3 million from our comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $4.2 million or 13.0%, to $28.1 million in the 2026 period compared to the 2025 period. The decrease in the 2026 period was primarily due to decreases of $3.2 million from our Hotel Dispositions and $933,000 from our comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $12.0 million or 16.5%, to $60.6 million in the 2026 period compared to the 2025 period. The decreases in the 2026 period were primarily due to decreases of $9.4 million from our Hotel Dispositions and $2.4 million from our comparable hotel properties.
Impairment Charges. Impairment charges were $112.6 million in the 2026 period and $1.4 million in the 2025 period. In the 2026 period, we recorded impairment charges on nine properties. The impairment charges were a result of reduced estimated future cash flows resulting from reductions to the expected holding periods of the hotel properties. The impairment charges for four properties were based on a market approach methodology which compares the net book value of the assets to their fair market value. The impairment charge for the remaining five properties were based on the income approach which utilized a discounted cash flow methodology, supported by the market approach. See note 5 to our consolidated financial statements.
Advisory Services Fee. The advisory services fee increased $10.7 million, or 45.2%, to $34.2 million in the 2026 period compared to the 2025 period primarily due to an increase in reimbursable expenses arising from the Company’s obligation to indemnify Ashford LLC for certain tax liabilities under the Advisory Agreement. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford LLC and the Company and, prior to September 2, 2025, between Stirling Advisor and Stirling OP. In the 2026 period, the advisory services fee primarily comprised a base advisory fee of $16.8 million and reimbursable expenses of $17.4 million. In the 2025 period, the advisory services fee primarily comprised a base advisory fee of $16.3 million, reimbursable expenses of $6.5 million, an incentive advisory fee of $27,000, and fees totaling $574,000 associated with Stirling OP’s advisory agreement.
Corporate, General and Administrative. Corporate, general and administrative expenses decreased $6.9 million, or 70.2%, to $2.9 million in the 2026 period compared to the 2025 period. The decrease was primarily attributable to decreases in reimbursements of Ashford Securities’ operating expenses of $3.8 million from the winding down of Ashford Securities, legal and professional expenses of $1.2 million, public company costs of $951,000 and miscellaneous expenses of $973,000.

Gain (Loss) on Disposition of Assets and Hotel Properties. Gain on disposition of assets and hotel properties increased $211.5 million, from $38.6 million in the 2025 period to $250.1 million in the 2026 period. The gain in the 2026 period was primarily related to the sale of 14 of our hotel properties in the 2026 period. The gain in the 2025 period was primarily related to the sale of Courtyard Boston Downtown. See note 5 to our consolidated financial statements.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets decreased $5.3 million, from $19.9 million in the 2025 period to $14.6 million in the 2026 period. The gain primarily represents the increase of the contract asset on our consolidated balance sheets. We record a contract asset associated with the accrued interest expense from the default of the KEYS A, KEYS B and Hilton Santa Cruz Scotts Valley loans as we expect to be released from this obligation upon final resolution with the lender. The gains in the 2026 period and the 2025 period relate to accrued interest on the mortgage loans of the KEYS A, KEYS B and Hilton Santa Cruz Scotts Valley properties in receivership. See note 6 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $155,000 in the 2026 period and $387,000 in the 2025 period. Equity in loss primarily results from our investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $2.0 million and $2.5 million in the 2026 period and the 2025 period, respectively. The decrease in interest income in the 2026 period was primarily attributable to lower excess cash balances in the 2026 period compared to the 2025 period.
Other Income (Expense). In the 2026 period and the 2025 period, we recorded other income of $3.2 million and $0, respectively. The income in the 2026 period was from the sale of historical tax credits related to the Le Pavillon hotel which were sold subsequent to the sale of the property in December 2025.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $7.4 million, or 5.4%, to $129.2 million in the 2026 period compared to the 2025 period. The decrease was primarily due to decreases of $16.3 million from our Hotel Dispositions and $944,000 from the pay-off of the Oaktree loan in February 2025. These decreases were partially offset by increases due to higher default interest and late charges recorded on mortgage loans in default of $8.5 million and higher interest expense and amortization of discounts and loan costs at our comparable hotels of $1.3 million.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $5.4 million, from $20.8 million in the 2025 period to $15.4 million in the 2026 period. The decrease is due to fewer hotels being under receivership in the 2026 period compared to the 2025 period. On June 25, 2025 and December 22, 2025, the Courtyard Oakland Airport and SpringHill Suites BWI Airport were transferred to a third-party purchaser. On March 4, 2026, the SpringHill Suites Plymouth Meeting was also transferred to a third-party purchaser. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel. Interest expense associated with hotels in receivership additionally includes interest expense related to the Hilton Santa Cruz Scotts Valley Derecognition. See note 6 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees was $1.6 million in the 2026 period and $6.1 million in the 2025 period. In the 2026 period, we incurred fees of $1.6 million from loan refinances and modifications. In the 2025 period, we incurred fees of approximately $3.3 million related to loan refinances and modifications, $2.2 million related to prepayment penalties and exit fees on loan refinances, wrote-off $378,000 of unamortized loan costs and incurred $193,000 non-reimbursed legal fees relating to repaying the Oaktree loan.
Gain (Loss) on Extinguishment of Debt. Gain (loss) on extinguishment of debt resulted in a loss of $2.0 million in the 2026 period and a loss of $15,000 in the 2025 period. The loss in the 2026 period primarily related to write-offs related to our Hotel Dispositions.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed by $4.4 million from a $3.6 million loss in the 2025 period to an $801,000 gain in the 2026 period. In the 2026 period, we recognized $801,000 of net unrealized gains on our derivatives which were primarily attributable to interest rate caps.
In the 2025 period, we recognized $4.4 million of net unrealized losses on our derivatives which were primarily attributable to interest rate caps. These unrealized losses were partially offset by net realized gains on interest rate caps of $795,000.

Income Tax (Expense) Benefit. Income tax expense increased $2.9 million, from $436,000 in the 2025 period to $3.3 million in the 2026 period. The increase in income tax expense in the 2026 period was primarily attributable to an increase in the taxable income of our TRS entities.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated losses of $996,000 and $3.2 million in the 2026 period and the 2025 period, respectively. Noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and, prior to September 2, 2025, 0.30% in Stirling OP. See notes 1 and 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in operating partnership were allocated net income of $699,000 in the 2026 period and a net loss of $1.1 million in the 2025 period. Redeemable noncontrolling interests represented ownership interests of 1.41% and 1.56% in the operating partnership as of June 30, 2026 and 2025, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2026, the Company held cash and cash equivalents of $75.0 million and restricted cash of $137.0 million (including amounts held for sale), the vast majority of which comprises lender and manager-held reserves. As of June 30, 2026, $24.2 million (including amounts held for sale) was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. During the six months ended June 30, 2026, the net decrease in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale) was $4.5 million.
As described in note 2 to our consolidated financial statements, the Company forecasts it may not have enough cash to support the Company’s daily operations one year from the date the financial statements are issued due primarily to anticipated debt service costs, debt maturities and the potential termination fee the Company would owe to Ashford LLC upon the triggering of the change of control provision in the Advisory Agreement. We have $945.2 million of non-recourse loans that mature within one year from the date the financial statements are issued. If our lenders elect not to refinance these loans and foreclose on these properties and the Company’s Annualized Portfolio Cash Flow (as defined in the Advisory Agreement) is below $65 million, the change of control provision in the Advisory Agreement could be triggered at Ashford LLC’s discretion within one year from the date the financial statements are issued, resulting in a termination fee. See discussion in note 13 to our consolidated financial statements.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At June 30, 2026, 30 of our hotels were in cash traps and approximately $13.7 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time, which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
On July 2, 2024, the Courtyard Plano Legacy Park and the Residence Inn Plano were foreclosed on at a public auction. Additionally, on November 4, 2024, the receiver appointed for the KEYS Pool A and KEYS Pool B mortgage loans transferred the Courtyard Columbus Tipton Lakes to a third-party purchaser. On June 25, 2025 and December 22, 2025, the receiver transferred the Courtyard Oakland Airport and SpringHill Suites BWI Airport to a third-party purchaser. On March 4, 2026, the receiver transferred the SpringHill Suites Plymouth Meeting to a third-party purchaser. On July 16, 2026, the receiver transferred the Courtyard Newark Silicon Valley and the Residence Inn San Jose Newark to third-party purchasers and, on August 6, 2026, the receiver transferred the TownePlace Suites Manhattan Beach and the SpringHill Suites Manhattan Beach to third-party purchasers.
Hilton Santa Cruz Scotts Valley
On March 6, 2025, the $22.0 million non-recourse mortgage loan secured by the Hilton Santa Cruz Scotts Valley reached final maturity and was not repaid, resulting in a default under the terms and conditions of the mortgage loan agreement. On June 1, 2026, the Company received notice that the Hilton Santa Cruz Scotts Valley had been transferred to a court-appointed receiver. We derecognized the Hilton Santa Cruz Scotts Valley from our consolidated balance sheet in June 2026, when the receiver took control of the hotel property and, accordingly, recognized a loss of $597,000, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations for the three and six months ended June 30, 2026. We recorded a contract asset of $24.9 million as of June 30, 2026, which represented the liabilities from which we expect to be released upon final resolution with the lenders on the Hilton Santa Cruz Scotts Valley mortgage loans in exchange for the transfer of ownership of the hotel property.
For the three and six months ended June 30, 2026 and 2025, we recognized gains of $6.8 million and $14.6 million The gains were included in “gain (loss) on derecognition of assets” in our consolidated statement of operations. These gains increased the related contract asset by a corresponding amount. The KEYS Pool A, KEYS Pool B and Hilton Santa Cruz Scotts Valley mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “debt associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.

JPM8 Loan Pool
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
Other Loan Activity
On January 13, 2026, the Company extended its Highland mortgage loan. As a condition to the extension, the loan was paid down by $10 million to $723.6 million, or approximately 65% of appraised value, with a final maturity date of July 9, 2026. In June 2026, the mortgage loan was paid down $199.7 million in conjunction with the sale of three hotel properties, and on July 31, 2026, the mortgage loan was paid down an additional $25.7 million in conjunction with the sale of the Hyatt Regency Long Island. In July 2026, a 30-day forbearance agreement was executed for this mortgage loan. On August 7, 2026, we refinanced this mortgage loan secured by 14 hotels with a new $525.0 million mortgage loan. The refinanced mortgage loan has a two-year initial term, is interest only, bears interest at SOFR + 5.24%, and has three one-year extension options, subject to satisfaction of certain conditions.
During the first quarter of 2026, the Company paid down the remaining balance of $98.5 million of its mortgage loan secured by the La Posada de Santa Fe and Hilton Alexandria Old Town in conjunction with the sale of both hotel properties.
During the first and second quarters of 2026, the Company paid down $197.7 million of its Morgan Stanley Pool mortgage loan in conjunction with the sale of seven hotel properties.
In the second quarter of 2026, the Company paid down $72.2 million of its BAML/Sculptor KEYS 16 Pool mortgage loan in conjunction with the sale of two hotel properties. On July 1, 2026, the mortgage loan was paid down by an additional $43.5 million in conjunction with the sale of the Marriott Fremont Silicon Valley.
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
The Company has a distribution agreement with Virtu (the “Virtu Equity Distribution Agreement”) to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 10, 2026, the Company has issued approximately 813,000 shares of common stock for gross proceeds of approximately $10.9 million under the Virtu Equity Distribution Agreement.
On April 29, 2025, the Company filed a shelf registration statement on Form S-3 with the SEC relating to common stock, preferred stock, depositary shares, debt securities, warrants, rights and units that we may sell from time to time in one or more offerings up to a total dollar amount of $500,000,000 on terms to be determined at the time of sale. The registration statement was declared effective on May 8, 2025. As a result of the Company not paying dividends to the holders of our Preferred Stock on January 15, 2026, we are no longer eligible to use our existing shelf registration statement on Form S-3. As of August 10, 2026, the Company has not issued any securities from this registration statement.

On December 13, 2024, the Company filed an initial registration statement on Form S-11 with the SEC, as amended on January 23, 2025, related to the Company’s non-traded Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The registration statement was declared effective by the SEC on February 7, 2025, and contemplates the offering of up to (i) 8.4 million shares of Series L Redeemable Preferred Stock and 3.6 million shares of Series M Redeemable Preferred Stock in a primary offering and (ii) 2.8 million shares of Series L Redeemable Preferred Stock and 1.2 million shares of Series M Redeemable Preferred Stock pursuant to a dividend reinvestment plan. On February 7, 2025, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., served as the dealer manager for the offering. On December 9, 2025, the Company terminated the primary offering of the Company’s Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The Company continued to offer shares of its Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock pursuant to its dividend reinvestment plan beyond the termination of the primary offering. As of August 10, 2026, the Company has issued approximately 243,000 shares (exclusive of the dividend reinvestment plan shares) of Series L Preferred Stock and received net proceeds of approximately $5.0 million and approximately 565,000 shares (exclusive of the dividend reinvestment plan shares) of Series M Preferred Stock and received net proceeds of approximately $12.6 million.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. On March 31, 2025, the Company concluded its offering of its Series J Preferred Stock and Series K Preferred Stock. Ashford Securities, a subsidiary of Ashford Inc., served as the dealer manager for the offering. As of August 10, 2026, the Company has issued approximately 7.7 million shares (exclusive of the dividend reinvestment plan shares) of Series J Preferred Stock and received net proceeds of approximately $172.6 million and approximately 799,000 shares (exclusive of the dividend reinvestment plan shares) of Series K Preferred Stock and received net proceeds of approximately $19.4 million.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $22.1 million for the six months ended June 30, 2026 compared to net cash flows used in operating activities of $8.6 million for the six months ended June 30, 2025. Cash flows provided by (used in) operating activities were impacted by changes in hotel operations and our hotel dispositions, as well as the timing of collecting receivables from hotel guests, paying vendors and settling with derivative counterparties, related parties and hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2026, net cash flows provided by investing activities were $555.8 million. Cash inflows consisted primarily of $592.8 million of net proceeds from the disposition of fourteen hotel properties, $3.2 million of proceeds from the sale of historical tax credits related to the Le Pavillon hotel, which were sold subsequent to the sale of the property in December 2025, and $2.1 million from property insurance proceeds. Cash inflows were partially offset by cash outflows of $37.6 million for capital improvements made to various hotel properties and $4.7 million of cash removed upon the derecognition of the Hilton Santa Cruz Scotts Valley in June of 2026.
For the six months ended June 30, 2025, net cash flows provided by investing activities were $105.8 million. Cash inflows consisted of $126.4 million of net proceeds from the disposition of assets and hotel properties, which included $119.2 million of net proceeds from the disposition of our Courtyard Boston Downtown property and $7.2 million of net proceeds from the disposition of a land parcel previously owned by our Residence Inn Orlando property. Additional cash inflows included $18.8 million of net proceeds from the sale of state tax credits related to the Le Méridien property and $449,000 from property insurance proceeds. Cash inflows were partially offset by cash outflows of $39.8 million for capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2026, net cash flows used in financing activities were $582.4 million. Cash outflows primarily consisted of $578.1 million for repayments of indebtedness and $3.8 million for payments of loan costs and exit fees.

For the six months ended June 30, 2025, net cash flows used in financing activities were $61.8 million. Cash outflows primarily consisted of $542.3 million for repayments of indebtedness, $42.1 million for payments of loan costs and exit fees, $11.6 million of payments for preferred dividends and $4.8 million of payments for derivatives. Cash outflows were partially offset by cash inflows primarily of $506.7 million from borrowings on indebtedness, $28.1 million of net proceeds from preferred stock offerings, $2.4 million from counterparties from in-the-money interest rate caps and $1.9 million of contributions from noncontrolling interests.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$129,381	$(32,439)	$63,924	$(54,637)
Interest expense and amortization of discounts and loan costs	55,670	70,135	129,224	136,591
Interest expense associated with hotels in receivership	7,607	10,454	15,427	20,846
Depreciation and amortization	28,628	35,276	60,634	72,615
Income tax expense (benefit)	2,553	119	3,305	436
Equity in (earnings) loss of unconsolidated entities	(47)	(44)	155	387
Company’s portion of EBITDA of unconsolidated entities	359	406	467	526
EBITDA	224,151	83,907	273,136	176,764
Impairment charges on real estate	—	1,447	112,649	1,447
(Gain) loss on disposition of assets and hotel properties	(150,046)	(6,684)	(250,076)	(38,552)
(Gain) loss on derecognition of assets	(6,828)	(9,900)	(14,618)	(19,946)
EBITDAre	67,277	68,770	121,091	119,713
Amortization of unfavorable contract liabilities	(31)	(31)	(61)	(61)
Transaction and conversion costs	(91)	2,173	262	4,101
Write-off of premiums, loan costs and exit fees	305	1,486	1,559	6,083
Realized and unrealized (gain) loss on derivatives	(44)	836	(801)	3,576
Stock/unit-based compensation	28	222	56	168
Legal, advisory and settlement costs	(18)	55	4	852
Other (income) expense	—	—	(3,223)	—
Advisory services incentive fee	—	(66)	—	27
Stirling performance participation fee	—	111	—	227
(Gain) loss on extinguishment of debt	1,950	2	1,975	15
Severance	68	274	247	796
Adjusted EBITDAre	$69,444	$73,832	$121,109	$135,497

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$129,381	$(32,439)	$63,924	$(54,637)
(Income) loss attributable to noncontrolling interest in consolidated entities	341	1,412	996	3,188
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,729)	631	(699)	1,082
Preferred dividends	(2,714)	(7,017)	(5,428)	(13,746)
Deemed dividends on redeemable preferred stock	(4,600)	(2,530)	(9,200)	(3,587)
Net income (loss) attributable to common stockholders	120,679	(39,943)	49,593	(67,700)
Depreciation and amortization of real estate	28,324	34,486	60,026	71,036
(Gain) loss on disposition of assets and hotel properties	(150,046)	(6,684)	(250,076)	(38,552)
(Gain) loss on derecognition of assets	(6,828)	(9,900)	(14,618)	(19,946)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	1,729	(631)	699	(1,082)
Equity in (earnings) loss of unconsolidated entities	(47)	(44)	155	387
Impairment charges on real estate	—	1,447	112,649	1,447
Company’s portion of FFO of unconsolidated entities	148	152	47	(81)
FFO available to common stockholders and OP unitholders	(6,041)	(21,117)	(41,525)	(54,491)
Deemed dividends on redeemable preferred stock	4,600	2,530	9,200	3,587
Transaction and conversion costs	(91)	2,173	262	4,101
Write-off of premiums, loan costs and exit fees	305	1,486	1,559	6,083
Unrealized (gain) loss on derivatives	(44)	1,309	(801)	4,741
Stock/unit-based compensation	28	222	56	168
Legal, advisory and settlement costs	(18)	55	4	852
Other (income) expense	—	—	(3,223)	—
Amortization of loan costs	4,802	7,705	11,039	12,868
Advisory services incentive fee	—	(66)	—	27
Stirling performance participation fee	—	111	—	227
(Gain) loss on extinguishment of debt	1,950	2	1,975	15
Interest expense associated with hotels in receivership	7,607	9,902	15,427	19,948
Severance	68	274	247	796
Default interest and late fees	4,251	—	23,155	—
Company’s portion of adjustments to FFO of unconsolidated entities	22	35	44	75
Adjusted FFO available to common stockholders and OP unitholders	$17,439	$4,621	$17,419	$(1,003)

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of June 30, 2026:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Herndon, VA	Full-service	150	100%	150
Embassy Suites	Las Vegas, NV	Full-service	220	100%	220
Embassy Suites	Philadelphia, PA	Full-service	263	100%	263
Embassy Suites	Arlington, VA	Full-service	269	100%	269
Embassy Suites	Portland, OR	Full-service	276	100%	276
Embassy Suites	Santa Clara, CA	Full-service	258	100%	258
Embassy Suites	Orlando, FL	Full-service	174	100%	174
Hilton Garden Inn	Baltimore, MD	Select-service	158	100%	158
Hilton Garden Inn	Virginia Beach, VA	Select-service	176	100%	176
Hilton	Santa Fe, NM	Full-service	158	100%	158
Hilton	Bloomington, MN	Full-service	300	100%	300
Hilton	Costa Mesa, CA	Full-service	486	100%	486
Hilton	Parsippany, NJ	Full-service	353	100%	353
Hilton	Tampa, FL	Full-service	238	100%	238
Hilton	Ft. Worth, TX	Full-service	294	100%	294
Hampton Inn	Buford, GA	Select-service	92	100%	92
Hampton Inn	Evansville, IN	Select-service	140	100%	140
Hampton Inn	Parsippany, NJ	Select-service	152	100%	152
Marriott	Beverly Hills, CA	Full-service	260	100%	260
Marriott	Arlington, VA	Full-service	703	100%	703
Marriott	Dallas, TX	Full-service	265	100%	265
Marriott	Fremont, CA	Full-service	357	100%	357
Marriott	Memphis, TN	Full-service	232	100%	232
Marriott	Irving, TX	Full-service	499	100%	499
Marriott	Omaha, NE	Full-service	300	100%	300
Marriott	Sugar Land, TX	Full-service	303	100%	303
SpringHill Suites by Marriott	Buford, GA	Select-service	97	100%	97
Courtyard by Marriott	Bloomington, IN	Select-service	117	100%	117
Courtyard by Marriott	Denver, CO	Select-service	202	100%	202
Courtyard by Marriott	Gaithersburg, MD	Select-service	210	100%	210
Courtyard by Marriott	Crystal City, VA	Select-service	272	100%	272
Courtyard by Marriott	Overland Park, KS	Select-service	168	100%	168
Courtyard by Marriott	Foothill Ranch, CA	Select-service	156	100%	156
Courtyard by Marriott	Alpharetta, GA	Select-service	154	100%	154
Marriott Residence Inn	Orlando, FL	Select-service	350	100%	350
Marriott Residence Inn	Falls Church, VA	Select-service	159	100%	159
Marriott Residence Inn	Jacksonville, FL	Select-service	120	100%	120
Marriott Residence Inn	Manchester, CT	Select-service	96	100%	96
Sheraton Hotel	Minneapolis, MN	Full-service	220	100%	220
Sheraton Hotel	Anchorage, AK	Full-service	370	100%	370
Hyatt Regency	Coral Gables, FL	Full-service	254	100%	254
Hyatt Regency	Hauppauge, NY	Full-service	358	100%	358
Renaissance	Nashville, TN	Full-service	674	100%	674
Annapolis Historic Inn	Annapolis, MD	Full-service	124	100%	124
The Churchill	Washington, DC	Full-service	173	100%	173
The Melrose	Washington, DC	Full-service	240	100%	240
Westin	Princeton, NJ	Full-service	296	100%	296
Hotel Indigo	Atlanta, GA	Full-service	141	100%	141
Ritz-Carlton	Atlanta, GA	Full-service	444	100%	444

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Leasehold Properties
Autograph La Concha (1)	Key West, FL	Full-service	160	100%	160
Renaissance (2)	Palm Springs, CA	Full-service	410	100%	410
Hilton (3)	Marietta, GA	Full-service	200	100%	200
Le Méridien (4)	Fort Worth, TX	Full-service	188	29%	55
Total			13,429		13,296
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
As of June 30, 2026, our total indebtedness of $2.0 billion included $1.9 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2026, would be approximately $4.6 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $135.1 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2026, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021, to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February 14, 2025. Final court approval was obtained on September 12, 2025. Ashford Trust’s portion of the settlement is 88.2%. Settlement distributions began on July 22, 2026, and the Court has set a compliance hearing for November 18, 2026. As of June 30, 2026, the settlement liability amount was accrued.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024, to globally resolve the three outstanding matters. The court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million and Ashford Trust’s portion of the settlement is $1.8 million. As of June 30, 2026, the settlement liability was paid in full.
On April 18, 2024, the California Department of Industrial Relations (“DIR”) served the Company’s manager with an investigative subpoena relative to concerns with the Palm Springs Renaissance Hotel’s COVID recall efforts. On August 27, 2025, the DIR issued a citation that the Company’s manager failed to properly recall certain employees. On September 17, 2025, the Company’s manager filed an appeal which is currently pending. The matter is in the early stages and the ultimate outcome of this matter is unknown at this time. We do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2026, no amounts were accrued.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, the following risk factor should be carefully considered in evaluating us and our business.
Our common stock may not meet the continued listing standards of the New York Stock Exchange, and if our common stock is delisted, it would adversely impact the ability of holders to sell shares.
Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “AHT.” The NYSE imposes continued listing standards on all listed companies, including requirements with respect to minimum average global market capitalization, minimum average closing share price, and other financial and governance metrics set forth in the NYSE Listed Company Manual. If a company fails to meet the NYSE’s continued listing standards, the NYSE may commence delisting proceedings, which could ultimately result in the company’s securities being delisted from the NYSE.
If our common stock were delisted from the NYSE, it would be more difficult for holders to sell their shares of our common stock. Following any such delisting, our common stock could be traded only on the OTC Bulletin Board, in the “pink sheets” maintained by the OTC Markets Group or on another over-the-counter market, if available. Such trading markets are generally considered to be less efficient and less liquid than the NYSE and may result in reduced trading volumes and wider bid-ask spreads, which would likely depress the price of our common stock. Delisting could also adversely affect our ability to raise capital in the equity markets on acceptable terms, or at all, impair the ability of holders of our preferred stock to convert or redeem such preferred stock into or for shares of our common stock at prices reflecting the intended economics of such conversion or redemption, and reduce or eliminate coverage of our common stock by securities analysts and other market participants, further diminishing investor interest and market liquidity.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the second quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
April 1 – April 30	—	$—	—	$200,000,000
May 1 – May 31	—	—	—	200,000,000
June 1 – June 30	—	—	—	200,000,000
Total	—	$—	—
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
Other than as previously disclosed on our Current Reports on Form 8-K, filed with the SEC on January 13, 2026 and February 18, 2026, there is nothing to report under this item.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Table of Contents

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

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certifications of Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    ASHFORD HOSPITALITY TRUST, INC.

Date:	August 12, 2026	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
President and Chief Executive Officer

Date:	August 12, 2026	By:	/s/ JUSTIN R. COE
Justin R. Coe
Chief Accounting Officer and Principal Financial Officer