Form 10-Q
period 2026-09-30
ASHFORD HOSPITALITY TRUST INC
filed 2026-11-13
CIK 1232582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AHT	New York Stock Exchange
Preferred Stock, Series D	AHT-PD	New York Stock Exchange
Preferred Stock, Series F	AHT-PF	New York Stock Exchange
Preferred Stock, Series G	AHT-PG	New York Stock Exchange
Preferred Stock, Series H	AHT-PH	New York Stock Exchange
Preferred Stock, Series I	AHT-PI	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	6,469,814
(Class)	Outstanding at November 11, 2026

ASHFORD HOSPITALITY TRUST, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (unaudited)
ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Investments in hotel properties, gross ($82,787 and $82,787 attributable to VIEs)	$2,198,806	$3,069,016
Accumulated depreciation ($(8,667) and $(5,558) attributable to VIEs)	(718,585)	(983,772)
Investments in hotel properties, net ($74,120 and $77,229 attributable to VIEs)	1,480,221	2,085,244
Contract asset	218,997	355,138
Cash and cash equivalents ($2,005 and $468 attributable to VIEs)	87,345	66,145
Restricted cash ($4,313 and $4,731 attributable to VIEs)	122,059	149,580
Accounts receivable ($213 and $143 attributable to VIEs), net of allowance of $279 and $424, respectively	35,819	32,752
Inventories ($43 and $44 attributable to VIEs)	2,590	3,598
Notes receivable, net	13,278	12,187
Investments in unconsolidated entities	7,129	7,265
Deferred costs, net ($78 and $80 attributable to VIEs)	817	1,529
Derivative assets	4,418	410
Operating lease right-of-use assets	37,127	43,582
Prepaid expenses and other assets ($88 and $40 attributable to VIEs)	32,063	32,057
Due from third-party hotel managers	29,142	25,667
Assets held for sale	42,884	18,478
Total assets	$2,113,889	$2,833,632
LIABILITIES AND EQUITY/DEFICIT
Liabilities:
Indebtedness, net ($15,552 and $15,961 attributable to VIEs)	$1,839,271	$2,504,637
Debt associated with hotels in receivership	149,011	294,771
Finance lease liability	17,051	17,536
Accounts payable and accrued expenses ($16,223 and $15,534 attributable to VIEs)	117,056	123,773
Accrued interest payable ($146 and $152 attributable to VIEs)	36,641	12,176
Accrued interest associated with hotels in receivership	69,987	84,155
Dividends and distributions payable	4,247	4,247
Due to Ashford Inc., net	67,614	40,643
Due to related parties, net ($3,606 and $3,438 attributable to VIEs)	2,786	1,949
Due to third-party hotel managers	1,112	882
Operating lease liabilities	37,486	44,045
Other liabilities ($28,966 and $28,897 attributable to VIEs)	36,552	36,768
Liabilities related to assets held for sale	30,362	41,292
Total liabilities	2,409,176	3,206,874
Commitments and contingencies (note 14)
Redeemable noncontrolling interests in operating partnership	20,776	20,516
Series J Redeemable Preferred Stock, $0.01 par value, 7,684,197 and 7,684,201 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	196,268	179,818
Series K Redeemable Preferred Stock, $0.01 par value, 731,102 shares issued and outstanding at September 30, 2026 and December 31, 2025	19,420	18,215
Series L Redeemable Preferred Stock, $0.01 par value, 238,191 shares issued and outstanding at September 30, 2026 and December 31, 2025	5,820	5,484
Series M Redeemable Preferred Stock, $0.01 par value, 550,888 shares issued and outstanding at September 30, 2026 and December 31, 2025	14,518	13,566
Equity (deficit):
Preferred stock, $0.01 par value, 55,000,000 shares authorized:
Series D Cumulative Preferred Stock, 1,111,127 shares issued and outstanding at September 30, 2026 and December 31, 2025	11	11
Series F Cumulative Preferred Stock, 1,037,044 shares issued and outstanding at September 30, 2026 and December 31, 2025	10	10
Series G Cumulative Preferred Stock, 1,470,948 shares issued and outstanding at September 30, 2026 and December 31, 2025	15	15
Series H Cumulative Preferred Stock, 1,037,956 shares issued and outstanding at September 30, 2026 and December 31, 2025	10	10
Series I Cumulative Preferred Stock, 1,034,303 shares issued and outstanding at September 30, 2026 and December 31, 2025	11	11
Common stock, $0.01 par value, 395,000,000 shares authorized, 6,469,814 and 6,476,157 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	65	65
Additional paid-in capital	2,402,112	2,402,015
Accumulated deficit	(2,967,818)	(3,028,489)
Total stockholders’ equity (deficit) of the Company	(565,584)	(626,352)
Noncontrolling interest in consolidated entities	13,495	15,511
Total equity (deficit)	(552,089)	(610,841)
Total liabilities and equity/deficit	$2,113,889	$2,833,632
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Rooms	$164,876	$201,916	$574,519	$635,420
Food and beverage	36,271	45,922	134,848	155,787
Other hotel revenue	13,128	17,838	45,553	53,064
Total hotel revenue	214,275	265,676	754,920	844,271
Other	119	385	446	1,150
Total revenue	214,394	266,061	755,366	845,421
EXPENSES
Hotel operating expenses:
Rooms	39,995	50,337	132,217	149,786
Food and beverage	25,878	33,273	91,449	104,454
Other expenses	76,982	100,497	258,150	296,979
Management fees	7,391	9,165	26,015	29,357
Total hotel expenses	150,246	193,272	507,831	580,576
Property taxes, insurance and other	11,745	16,212	39,818	48,495
Depreciation and amortization	24,744	34,589	85,378	107,204
Impairment charges	—	18,374	112,649	19,821
Advisory services fee	17,929	10,550	52,151	34,112
Corporate, general and administrative	1,683	7,303	4,610	17,120
Total operating expenses	206,347	280,300	802,437	807,328
Gain (loss) on disposition of assets and hotel properties	59,298	16,753	309,374	55,305
Gain (loss) on derecognition of assets	6,053	9,703	20,671	29,649
OPERATING INCOME (LOSS)	73,398	12,217	282,974	123,047
Equity in earnings (loss) of unconsolidated entities	19	129	(136)	(258)
Interest income	1,080	1,199	3,049	3,666
Other income (expense)	—	—	3,223	—
Interest expense and amortization of discounts and loan costs	(52,141)	(62,323)	(181,365)	(198,914)
Interest expense associated with hotels in receivership	(6,052)	(10,240)	(21,479)	(31,086)
Write-off of premiums, loan costs and exit fees	(141)	(2,278)	(1,700)	(8,361)
Gain (loss) on extinguishment of debt	(456)	58	(2,431)	43
Realized and unrealized gain (loss) on derivatives	1,822	(1,228)	2,623	(4,804)
INCOME (LOSS) BEFORE INCOME TAXES	17,529	(62,466)	84,758	(116,667)
Income tax (expense) benefit	(3,363)	(259)	(6,668)	(695)
NET INCOME (LOSS)	14,166	(62,725)	78,090	(117,362)
(Income) loss attributable to noncontrolling interest in consolidated entities	852	1,531	1,848	4,719
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(36)	1,045	(735)	2,127
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	14,982	(60,149)	79,203	(110,516)
Preferred dividends	(2,714)	(7,175)	(8,142)	(20,921)
Deemed dividends on redeemable preferred stock	(9,802)	(1,677)	(19,002)	(5,264)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,466	$(69,001)	$52,059	$(136,701)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$0.38	$(11.35)	$8.08	$(23.38)
Weighted average common shares outstanding – basic	6,453	6,081	6,446	5,847
Diluted:
Net income (loss) attributable to common stockholders	$0.12	$(11.35)	$0.80	$(23.38)
Weighted average common shares outstanding – diluted	99,615	6,081	89,168	5,847
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$14,166	$(62,725)	$78,090	$(117,362)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	14,166	(62,725)	78,090	(117,362)
Less: Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	852	1,531	1,848	4,719
Less: Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(36)	1,045	(735)	2,127
Comprehensive income (loss) attributable to the Company	$14,982	$(60,149)	$79,203	$(110,516)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(unaudited, in thousands except per share amounts)

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2026	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,476	$65	$2,402,052	$(2,973,059)	$14,347	$(556,538)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(6)	—	(22)	—	—	(22)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	29	—	—	29
Refund of costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	53	—	—	53
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	61	—	61
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,802)	—	(9,802)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	14,982	(852)	14,130
Balance at September 30, 2026	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,470	$65	$2,402,112	$(2,967,818)	$13,495	$(552,089)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2026	7,684	$187,498	731	$18,972	238	$5,658	551	$14,096	$20,801
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—
Refund of costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	(61)
Redemption value adjustment – preferred stock	—	8,770	—	448	—	162	—	422	—
Net income (loss)	—	—	—	—	—	—	—	—	36
Balance at September 30, 2026	7,684	$196,268	731	$19,420	238	$5,820	551	$14,518	$20,776

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,909	$59	$2,394,458	$(2,880,095)	$12,212	$(473,309)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(8)	—	(40)	—	—	(40)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	(407)	—	—	(407)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(45)	—	—	(45)
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(587)	—	(587)
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(478)	—	(478)
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(678)	—	(678)
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(487)	—	(487)
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(484)	—	(484)
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,833)	—	(3,833)
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(383)	—	(383)
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(78)	—	(78)
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(167)	—	(167)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	(281)	—	(404)	(685)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(562)	—	(562)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,677)	—	(1,677)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	285	3	1,813	—	—	1,816
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,573	5,573
Contribution from Stirling Advisor	—	—	—	—	—	—	—	—	—	—	—	—	5,303	—	—	5,303
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,149)	(1,531)	(61,680)
Balance at September 30, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,186	$62	$2,400,801	$(2,949,658)	$15,850	$(532,888)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	7,700	$178,571	747	$18,523	112	$2,580	145	$3,576	$21,993
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	(297)
Issuance of preferred stock	39	986	1	12	84	1,688	289	6,257	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($0.53/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series F ($0.46/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series G ($0.46/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series H ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series I ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($0.50/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series K ($0.52/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series L ($0.47/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series M ($0.48/share)	—	—	—	—	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—
Redemption of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	558
Redemption value adjustment – preferred stock	—	752	—	62	—	195	—	668	—
Redemption of preferred stock	(67)	(1,566)	(10)	(249)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—
Contribution from Stirling Advisor	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(1,045)
Balance at September 30, 2025	7,672	$178,743	738	$18,348	196	$4,463	434	$10,501	$21,209

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,476	$65	$2,402,015	$(3,028,489)	$15,511	$(610,841)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(7)	—	(24)	—	—	(24)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	85	—	—	85
Refund of costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	33	—	—	33
Costs for issuances of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	1	—	3	—	—	3
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	470	—	470
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,002)	—	(19,002)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(168)	(168)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	79,203	(1,848)	77,355
Balance at September 30, 2026	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,470	$65	$2,402,112	$(2,967,818)	$13,495	$(552,089)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	7,684	$179,818	731	$18,215	238	$5,484	551	$13,566	$20,516
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—
Refund of costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Costs for issuances of preferred shares	—	(5)	—	(5)	—	(49)	—	—	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	(3)
Redemption of operating partnership units for cash	—	—	—	—	—	—	—	—	(2)
Redemption value adjustment	—	—	—	—	—	—	—	—	(470)
Redemption value adjustment – preferred stock	—	16,455	—	1,210	—	385	—	952	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	735
Balance at September 30, 2026	7,684	$196,268	731	$19,420	238	$5,820	551	$14,518	$20,776

	Preferred Stock												Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total
	Series D		Series F		Series G		Series H		Series I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	5,637	$56	$2,392,518	$(2,811,868)	$13,402	$(405,835)
Purchases of common stock	—	—	—	—	—	—	—	—	—	—	(8)	—	(44)	—	—	(44)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	(292)	—	13	(279)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—	—	—	—	(124)	—	—	(124)
Dividends declared – preferred stock – Series D ($1.58/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,761)	—	(1,761)
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,434)	—	(1,434)
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,034)	—	(2,034)
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,460)	—	(1,460)
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,453)	—	(1,453)
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,341)	—	(11,341)
Dividends declared – preferred stock – Series K ($1.55/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,123)	—	(1,123)
Dividends declared – preferred stock – Series L ($0.94/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(108)	—	(108)
Dividends declared – preferred stock – Series M ($0.96/share)	—	—	—	—	—	—	—	—	—	—	—	—	—	(207)	—	(207)
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	56	56
Redemption of Stirling OP common units	—	—	—	—	—	—	—	—	—	—	—	—	(281)	—	(404)	(685)
Redemption value adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,089)	—	(1,089)
Redemption value adjustment – preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,264)	—	(5,264)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	557	6	3,721	—	—	3,727
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,514	7,514
Contribution from Stirling Advisor	—	—	—	—	—	—	—	—	—	—	—	—	5,303	—	—	5,303
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(110,516)	(4,719)	(115,235)
Balance at September 30, 2025	1,111	$11	1,037	$10	1,471	$15	1,038	$10	1,034	$11	6,186	$62	$2,400,801	$(2,949,658)	$15,850	$(532,888)

	Preferred Stock								Redeemable Noncontrolling Interests in Operating Partnership
	Series J		Series K		Series L		Series M
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	6,800	$156,671	601	$14,869	—	$—	—	$—	$22,509
Purchases of common stock	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	(258)
Issuance of preferred stock	998	22,340	168	4,040	196	3,630	434	8,967	—
Costs for issuances of common shares	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series D ($1.58/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series F ($1.38/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series G ($1.38/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series H ($1.41/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series I ($1.41/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series J ($1.50/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series K ($1.55/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series L ($0.94/share)	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock – Series M ($0.96/share)	—	—	—	—	—	—	—	—	—
Dividends declared – Stirling OP	—	—	—	—	—	—	—	—	—
Issuances of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption of Stirling OP common units	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	—	—	—	—	—	—	—	1,085
Redemption value adjustment – preferred stock	—	2,678	—	219	—	833	—	1,534	—
Redemption of preferred stock	(126)	(2,946)	(31)	(780)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—
Contribution from Stirling Advisor	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(2,127)
Balance at September 30, 2025	7,672	$178,743	738	$18,348	196	$4,463	434	$10,501	$21,209
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$78,090	$(117,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	85,378	107,204
Impairment charges	112,649	19,821
Amortization of intangibles	(173)	(116)
Recognition of deferred income	(305)	(316)
Bad debt expense	1,142	1,572
Deferred income tax expense (benefit)	52	(98)
Equity in (earnings) loss of unconsolidated entities	136	258
(Gain) loss on disposition of assets and hotel properties	(309,374)	(55,305)
(Gain) loss on derecognition of assets	(20,671)	(29,649)
(Gain) loss on extinguishment of debt	2,431	(43)
Realized and unrealized (gain) loss on derivatives	(2,623)	4,804
Amortization of loan costs, discounts and capitalized default interest and write-off of premiums, loan costs and exit fees	14,995	21,662
Equity-based compensation	85	(537)
Gain on sale of historical tax credits	(3,223)	—
Interest income paid-in-kind	(1,186)	(1,193)
Interest expense paid-in-kind	679	—
Changes in operating assets and liabilities, exclusive of the effect of dispositions of assets and hotel properties and derecognition of assets:
Accounts receivable and inventories	(6,323)	(8,549)
Prepaid expenses and other assets	(1,591)	11,490
Accounts payable and accrued expenses and accrued interest payable	24,471	24,156
Accrued interest associated with hotels in receivership	24,222	29,631
Due to/from related parties	1,480	4,327
Due to/from third-party hotel managers	(3,245)	(5,896)
Due to/from Ashford Inc., net	17,181	(13,257)
Operating lease liabilities	(916)	(292)
Operating lease right-of-use assets	960	287
Other liabilities	(8)	4,245
Net cash provided by (used in) operating activities	14,313	(3,156)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(56,218)	(45,485)
Net proceeds from disposition of assets and hotel properties	733,344	159,178
Net proceeds from sale of historical tax credits	3,223	18,761
Proceeds from notes receivable	95	—
Issuance of note receivable	—	(26)
Proceeds from property insurance	2,343	700
Cash removed on derecognition of hotel property	(4,709)	—
Net cash provided by (used in) investing activities	678,078	133,128
Cash Flows from Financing Activities
Borrowings on indebtedness	525,000	560,184
Repayments of indebtedness	(1,203,067)	(634,991)
Payments for loan costs and exit fees	(17,635)	(49,350)
Payments for dividends and distributions	—	(17,732)
Purchases of common stock	(2)	(4)
Redemption of operating partnership units	(2)	—
Payments for derivatives	(1,385)	(5,120)
Proceeds from derivatives	—	2,914
Proceeds from preferred stock offerings	—	36,050
Costs for issuances of common shares	(26)	—

	Nine Months Ended September 30,
	2026	2025
Payments on finance lease liabilities	(485)	(452)
Issuance of Stirling OP common units	—	56
Redemption of Stirling OP common units	—	(685)
Contributions from noncontrolling interests	—	7,514
Distributions to noncontrolling interests	(168)	—
Net cash provided by (used in) financing activities	(697,770)	(101,616)
Net increase (decrease) in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	(5,379)	28,356
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	216,396	220,475
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$211,017	$248,831

Supplemental Cash Flow Information
Interest paid	$143,828	$167,777
Income taxes paid (refunded)	114	(1,774)

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$36,380	$26,156
Accrued common stock offering costs	—	37
Common stock purchases accrued but not paid	22	—
Non-cash loan principal associated with default interest and late charges	—	14,080
Non-cash preferred stock dividends	—	2,915
Unsettled proceeds from derivatives	—	54
Non-cash derecognition of assets	25,491	—
Dividends and distributions declared but not paid	4,247	4,220
Contribution from Stirling Advisor	—	5,303

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$66,145	$112,907
Restricted cash at beginning of period	149,580	99,695
Cash, cash equivalents and restricted cash at beginning of period	$215,725	$212,602
Cash and cash equivalents at beginning of period included in assets held for sale	671	15
Restricted cash at beginning of period included in assets held for sale	—	7,858
Cash, cash equivalents and restricted cash at beginning of period (including cash, cash equivalents and restricted cash held for sale)	$216,396	$220,475

Cash and cash equivalents at end of period	$87,345	$81,903
Restricted cash at end of period	122,059	164,219
Cash, cash equivalents and restricted cash at end of period	$209,404	$246,122
Cash and cash equivalents at end of period included in assets held for sale	1,613	2
Restricted cash at end of period included in assets held for sale	—	2,707
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$211,017	$248,831
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
Our hotel properties are primarily branded under the widely recognized upscale and upper upscale brands of Hilton, Hyatt, Marriott and InterContinental Hotels Group. As of September 30, 2026, we held interests in the following assets:
•48 consolidated operating hotel properties, which represent 12,156 total rooms;
•one consolidated operating hotel property, which represents 188 total rooms through a 29.3%-owned investment in a consolidated entity; and
•an investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage (the “Meritage Investment”) in Napa, California, with a carrying value of approximately $7.1 million.
For U.S. federal income tax purposes, we have elected to be treated as a REIT, which imposes limitations related to operating hotels. As of September 30, 2026, our 49 operating hotel properties were leased by our wholly-owned or majority-owned subsidiaries, which are treated as taxable REIT subsidiaries for U.S. federal income tax purposes (collectively, these subsidiaries are referred to as “Ashford TRS”). Ashford TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to these properties are included in the consolidated statements of operations.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), a subsidiary of Ashford Inc., through the Fourth Amended and Restated Advisory Agreement with Ashford LLC (as amended, the “Advisory Agreement”). Our 49 operating hotel properties in our consolidated portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 32 of our 49 operating hotel properties. Third-party management companies manage the remaining hotel properties.
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
Going Concern—The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2026, the Company held cash and cash equivalents of $89.0 million and restricted cash of $122.1 million (including amounts held for sale). During the nine months ended September 30, 2026, the net decrease in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale) was $5.4 million.
The Company forecasts it may not have enough cash to support the Company’s daily operations one year from the date the financial statements are issued due primarily to anticipated debt service costs, debt maturities and the potential termination fee the Company would owe to Ashford LLC upon the triggering of the change of control provision in the Advisory Agreement. We have $1.2 billion of non-recourse loans that mature within one year from the date the financial statements are issued. If our lenders elect not to refinance these loans and foreclose on these properties or the Company’s Annualized Portfolio Cash Flow (as defined in the Advisory Agreement) is below $65 million, the change of control provision in the Advisory Agreement could be triggered at Ashford LLC’s discretion within one year from the date the financial statements are issued, resulting in a termination fee. See discussion in note 13.
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
815 Commerce Managing Member, LLC (“815 Commerce MM”) is considered to be a VIE, as defined by authoritative accounting guidance. On May 31, 2023, Ashford Trust obtained the ability to exercise its kick-out rights of the manager of 815 Commerce MM, which developed the Le Méridien hotel in Fort Worth, Texas. As a result, Ashford Trust became the primary beneficiary and began consolidating 815 Commerce MM. During 2023, the Company entered into a loan agreement with the manager of 815 Commerce MM to satisfy a balancing deposit that was required by the property construction lender. As of September 30, 2026, the Company has funded $8.8 million.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company remains the primary beneficiary of Stirling OP and Stirling OP’s properties and debt continue to be reflected on the Company’s balance sheet at their historical carrying values as of September 30, 2026 and December 31, 2025.
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
Comparability—Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The following transactions affect reporting comparability of our consolidated financial statements:

Property	Location	Type	Date
Courtyard Boston Downtown	Boston, MA	Disposition	January 10, 2025
Residence Inn Evansville	Evansville, IN	Disposition	August 11, 2025
Hilton NASA Clear Lake	Houston, TX	Disposition	August 22, 2025
Residence Inn San Diego	San Diego, CA	Disposition	October 15, 2025
Le Pavillon	New Orleans, LA	Disposition	December 18, 2025
Embassy Suites Houston	Houston, TX	Disposition	February 9, 2026
Embassy Suites Austin	Austin, TX	Disposition	February 17, 2026
Hilton St. Petersburg Bayfront	St. Petersburg, FL	Disposition	March 5, 2026
La Posada de Santa Fe	Santa Fe, NM	Disposition	March 17, 2026
Hilton Alexandria Old Town	Alexandria, VA	Disposition	March 31, 2026
Embassy Suites Palm Beach Gardens	Palm Beach Gardens, FL	Disposition	April 7, 2026
Embassy Suites Dallas	Dallas, TX	Disposition	May 6, 2026
Lakeway Resort & Spa	Austin, TX	Disposition	May 19, 2026
Sheraton Indianapolis City Centre	Indianapolis, IN	Disposition	May 21, 2026
Silversmith Hotel	Chicago, IL	Disposition	June 1, 2026
Hilton Santa Cruz Scotts Valley	Santa Cruz, CA	Derecognized	June 1, 2026
Sheraton San Diego Mission Valley	San Diego, CA	Disposition	June 9, 2026
Hilton Garden Inn Jacksonville	Jacksonville, FL	Disposition	June 11, 2026
Hilton Garden Inn Austin Downtown	Austin, TX	Disposition	June 18, 2026
Hyatt Regency Savannah	Savannah, GA	Disposition	June 30, 2026
Marriott Fremont Silicon Valley	Fremont, CA	Disposition	July 1, 2026
Hyatt Regency Long Island	Hauppauge, NY	Disposition	July 31, 2026
Embassy Suites Dulles Airport	Herndon, VA	Disposition	August 24, 2026
Embassy Suites Las Vegas	Las Vegas, NV	Disposition	September 25, 2026
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
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended September 30, 2026
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$14,577	$3,484	$1,192	$—	$19,253
Dallas/Ft. Worth, TX Area	4	13,598	3,474	1,210	—	18,282
Houston, TX Area	1	3,685	1,450	193	—	5,328
Los Angeles, CA Metro Area	4	17,409	3,724	1,696	—	22,829
Miami, FL Metro Area	1	3,031	1,363	299	—	4,693
Minneapolis – St. Paul, MN Area	2	4,508	1,082	219	—	5,809
Nashville, TN Area	1	14,631	9,285	1,605	—	25,521
New York/New Jersey Metro Area	3	7,605	1,796	461	—	9,862
Orlando, FL Area	2	4,215	352	591	—	5,158
Philadelphia, PA Area	1	3,157	234	217	—	3,608
San Francisco – Oakland, CA Metro Area	1	4,943	153	207	—	5,303
Tampa, FL Area	1	2,489	307	281	—	3,077
Washington D.C. – MD – VA Area	7	27,695	5,220	2,594	—	35,509
Other Areas	15	38,313	3,771	2,023	—	44,107
Disposed/derecognized properties	4	5,020	576	340	—	5,936
Corporate	—	—	—	—	119	119
Total	53	$164,876	$36,271	$13,128	$119	$214,394

	Three Months Ended September 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$13,942	$3,650	$1,303	$—	$18,895
Dallas/Ft. Worth, TX Area	4	12,622	3,119	1,200	—	16,941
Houston, TX Area	1	3,784	1,597	173	—	5,554
Los Angeles, CA Metro Area	4	17,020	3,855	1,501	—	22,376
Miami, FL Metro Area	1	2,848	1,340	266	—	4,454
Minneapolis – St. Paul, MN Area	2	4,695	1,315	210	—	6,220
Nashville, TN Area	1	13,325	8,153	1,521	—	22,999
New York/New Jersey Metro Area	3	7,341	1,805	415	—	9,561
Orlando, FL Area	2	4,478	359	482	—	5,319
Philadelphia, PA Area	1	3,234	310	305	—	3,849
San Francisco – Oakland, CA Metro Area	1	3,942	146	234	—	4,322
Tampa, FL Area	1	2,592	370	247	—	3,209
Washington D.C. – MD – VA Area	7	24,804	4,497	2,475	—	31,776
Other Areas	15	34,303	3,539	1,896	—	39,738
Disposed/derecognized properties	23	52,986	11,867	5,610	—	70,463
Corporate	—	—	—	—	385	385
Total	72	$201,916	$45,922	$17,838	$385	$266,061

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2026
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$43,757	$10,886	$3,546	$—	$58,189
Dallas/Ft. Worth, TX Area	4	45,251	12,072	3,724	—	61,047
Houston, TX Area	1	11,316	4,979	577	—	16,872
Los Angeles, CA Metro Area	4	56,668	12,049	4,507	—	73,224
Miami, FL Metro Area	1	14,292	6,130	1,041	—	21,463
Minneapolis – St. Paul, MN Area	2	12,184	3,471	605	—	16,260
Nashville, TN Area	1	43,463	28,361	4,542	—	76,366
New York/New Jersey Metro Area	3	20,943	5,645	1,319	—	27,907
Orlando, FL Area	2	16,760	1,326	1,777	—	19,863
Philadelphia, PA Area	1	9,325	898	717	—	10,940
San Francisco – Oakland, CA Metro Area	1	14,593	556	621	—	15,770
Tampa, FL Area	1	10,442	1,444	919	—	12,805
Washington D.C. – MD – VA Area	7	88,510	16,294	7,511	—	112,315
Other Areas	15	104,201	11,912	5,729	—	121,842
Disposed/derecognized properties	19	82,814	18,825	8,418	—	110,057
Corporate	—	—	—	—	446	446
Total	68	$574,519	$134,848	$45,553	$446	$755,366

	Nine Months Ended September 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
Atlanta, GA Area	6	$42,473	$11,923	$3,796	$—	$58,192
Dallas/Ft. Worth, TX Area	4	41,609	11,148	3,691	—	56,448
Houston, TX Area	1	11,262	5,199	497	—	16,958
Los Angeles, CA Metro Area	4	53,816	13,625	4,379	—	71,820
Miami, FL Metro Area	1	13,503	7,104	863	—	21,470
Minneapolis – St. Paul, MN Area	2	10,764	3,635	516	—	14,915
Nashville, TN Area	1	42,250	26,713	4,054	—	73,017
New York/New Jersey Metro Area	3	21,051	6,667	1,208	—	28,926
Orlando, FL Area	2	16,740	1,255	1,537	—	19,532
Philadelphia, PA Area	1	8,902	860	894	—	10,656
San Francisco – Oakland, CA Metro Area	1	11,849	517	683	—	13,049
Tampa, FL Area	1	10,066	1,652	726	—	12,444
Washington D.C. – MD – VA Area	7	83,895	14,959	8,151	—	107,005
Other Areas	15	96,118	11,862	5,844	—	113,824
Disposed/derecognized properties	24	171,122	38,668	16,225	—	226,015
Corporate	—	—	—	—	1,150	1,150
Total	73	$635,420	$155,787	$53,064	$1,150	$845,421

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$297,089	$410,460
Buildings and improvements	1,707,579	2,444,715
Furniture, fixtures and equipment	132,998	171,635
Construction in progress	43,871	24,937
Hilton Marietta finance lease	17,269	17,269
Total cost	2,198,806	3,069,016
Accumulated depreciation	(718,585)	(983,772)
Investments in hotel properties, net	$1,480,221	$2,085,244
5. Dispositions, Impairment Charges and Assets Held For Sale
Dispositions
The following table presents the relevant information related to the Company’s dispositions of hotel properties and the related gains or losses on sale for the nine months ended September 30, 2026 (in thousands):

Property	Location	Date	Sale Price (1)	Gain (Loss) on Sale (2)
Embassy Suites Houston	Houston, TX	February 9, 2026	$13,500	$4,822
Embassy Suites Austin	Austin, TX	February 17, 2026	13,500	4,033
Hilton St. Petersburg Bayfront	St. Petersburg, FL	March 5, 2026	96,000	80,160
La Posada de Santa Fe	Santa Fe, NM	March 17, 2026	57,500	13,136
Hilton Alexandria Old Town	Alexandria, VA	March 31, 2026	58,000	(2,296)
Embassy Suites Palm Beach Gardens	Palm Beach Gardens, FL	April 7, 2026	41,000	21,774
Embassy Suites Dallas	Dallas, TX	May 6, 2026	17,000	4,936
Lakeway Resort & Spa	Austin, TX	May 19, 2026	37,750	15,247
Sheraton Indianapolis City Centre	Indianapolis, IN	May 21, 2026	32,100	(1,779)
Silversmith Hotel	Chicago, IL	June 1, 2026	16,000	146
Sheraton San Diego Mission Valley	San Diego, CA	June 9, 2026	45,250	6,654
Hilton Garden Inn Jacksonville	Jacksonville, FL	June 11, 2026	11,300	4,176
Hilton Garden Inn Austin Downtown	Austin, TX	June 18, 2026	26,850	5,420
Hyatt Regency Savannah	Savannah, GA	June 30, 2026	158,000	89,210
Marriott Fremont Silicon Valley	Fremont, CA	July 1, 2026	53,000	14,178
Hyatt Regency Long Island	Hauppauge, NY	July 31, 2026	26,452	1,177
Embassy Suites Dulles Airport	Herndon, VA	August 24, 2026	22,800	17,313
Embassy Suites Las Vegas	Las Vegas, NV	September 25, 2026	43,500	31,387
Other				(320)
Total				$309,374
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
On August 22, 2025, the Company completed the sale of the 242-room Hilton NASA Clear Lake located in Houston, Texas for $27.8 million, subject to customary pro rations and adjustments, resulting in a recognized gain of $16.5 million. This gain is reported within “gain (loss) on disposition of assets and hotel properties” in the Company’s consolidated statement of operations.
The results of operations for disposed hotel properties are included in net income (loss) through the date of disposition. See note 2 for the fiscal year 2026 and 2025 dispositions. The following table includes condensed financial information from the Company’s dispositions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total hotel revenue	$5,936	$70,463	$110,057	$226,015
Total hotel expenses	(4,581)	(50,291)	(74,787)	(154,649)
Property taxes, insurance and other	(443)	(5,074)	(7,186)	(14,931)
Depreciation and amortization	(426)	(10,077)	(12,301)	(31,565)
Impairment charges	—	(18,374)	(34,334)	(19,821)
Total operating expenses	(5,450)	(83,816)	(128,608)	(220,966)
Gain (loss) on disposition of assets and hotel properties	59,298	16,753	309,374	48,659
Gain (loss) on derecognition of assets	6,053	9,703	20,671	29,649
Operating income (loss)	65,837	13,103	311,494	83,357
Interest income	—	27	—	78
Interest expense and amortization of discounts and loan costs	(1,024)	(21,891)	(20,595)	(68,375)
Interest expense associated with hotels in receivership	(6,052)	(10,240)	(21,479)	(31,086)
Write-off of premiums, loan costs and exit fees	—	—	—	(67)
Gain (loss) on extinguishment of debt	(839)	(57)	(2,814)	(1,656)
Income (loss) before income taxes	57,922	(19,058)	266,606	(17,749)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(822)	283	(3,786)	275
Net income (loss) attributable to the Company	$57,100	$(18,775)	$262,820	$(17,474)
Impairment Charges
For the three months ended September 30, 2026, no impairment charges were recorded related to hotel properties.
For the nine months ended September 30, 2026, we recorded impairment charges on nine properties totaling $112.6 million. The impairment charges were a result of reduced estimated future cash flows resulting from reductions to the expected holding periods of the hotel properties. The impairment charges for four properties were based on a market approach methodology, which compares the net book value of the assets to their fair market value. The impairment charges for the remaining five properties were based on the income approach, which utilized a discounted cash flow methodology supported by the market approach. These valuation techniques are considered Level 3 techniques under the fair value hierarchy.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the impairment charges of our hotel properties for the nine months ended September 30, 2026 (in thousands):

	Impairment Charges
Silversmith Hotel	$2,875
Hyatt Regency Long Island	1,233
Sheraton Indianapolis City Centre	8,582
Hilton Garden Inn Austin Downtown	21,645	(1)
Hilton Minneapolis Airport	22,275
Embassy Suites Portland	12,738
Embassy Suites Crystal City	4,936
Hilton Parsippany	31,014
Hampton Inn Parsippany	7,351
Total Impairment Charges	$112,649
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
Assets Held For Sale
On July 27, 2026, the Company entered into a definitive agreement to sell the 263-room Embassy Suites Philadelphia Airport located in Philadelphia, Pennsylvania for a purchase price of approximately $26.0 million. The agreement included a nonrefundable deposit of $500,000 that was paid in July 2026. See note 16.
On September 25, 2026, the Company entered into a definitive agreement to sell the 300-room Hilton Minneapolis Airport located in Bloomington, Minnesota for a purchase price of $15.8 million. The agreement included a nonrefundable deposit of approximately $1.6 million that was paid in September 2026.
As of September 30, 2026, the Embassy Suites Philadelphia Airport and the Hilton Minneapolis Airport were classified as held for sale. As of December 31, 2025, the Embassy Suites Houston and the Embassy Suites Austin, which were sold in February 2026, were classified as held for sale. Depreciation and amortization ceased as of the dates the assets were deemed held for sale.
Since the sales of these hotels did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, their results of operations were not reported as discontinued operations in the consolidated financial statements.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets were as follows:

	September 30, 2026	December 31, 2025
Assets
Investments in hotel properties, gross	$60,649	$34,818
Accumulated depreciation	(20,853)	(17,391)
Investments in hotel properties, net	39,796	17,427
Cash and cash equivalents	1,613	671
Accounts receivable, net	712	127
Inventories	130	45
Deferred costs, net	1	10
Prepaid expenses and other assets	632	198
Assets held for sale	$42,884	$18,478

Liabilities
Indebtedness, net	$26,528	$38,820
Accounts payable and accrued expenses	2,726	2,044
Accrued interest	99	354
Due to related parties, net	646	9
Due to Ashford Inc., net	363	65
Liabilities related to assets held for sale	$30,362	$41,292
6. Indebtedness, net
Indebtedness, net consisted of the following (in thousands):

						September 30, 2026	December 31, 2025
Indebtedness	Collateral		Maturity	Interest Rate		Debt Balance	Debt Balance
Mortgage loan (2)	8	hotels	February 2026	SOFR(1) +	3.28%	$325,000	$325,000
Mortgage loan (3)	2	hotels	May 2026	SOFR(1) +	4.00%	—	98,450
Mortgage loan (4)	15	hotels	July 2026	SOFR(1) +	5.47%	—	733,625
Mortgage loan (5)	1	hotel	February 2027	SOFR(1) +	2.85%	12,330	12,330
Mortgage loan (6)	12	hotels	February 2027	SOFR(1) +	4.48%	443,841	580,000
Mortgage loan (7)	6	hotels	March 2027	SOFR(1) +	6.76%	106,478	341,203
Mortgage loan (8)	1	hotel	September 2027	SOFR(1) +	2.26%	218,100	218,100
Mortgage loan (9)	1	hotel	November 2027	SOFR(1) +	4.75%	121,500	121,500
Mortgage loan (4)	14	hotels	August 2028	SOFR(1) +	5.24%	525,000	—
Mortgage loan	4	hotels	December 2028		8.51%	30,200	30,200
Preferred investment (10)	1	hotel	May 2029		11.14%	89,524	88,845
Term loan (11)	1	hotel	May 2033		11.26%	15,552	15,660
Total indebtedness						$1,887,525	$2,564,913
Premiums (discounts), net						—	301
Capitalized default interest and late charges, net						—	2,346
Deferred loan costs, net						(21,726)	(24,103)
Indebtedness, net						$1,865,799	$2,543,457
Indebtedness, net related to assets held for sale (7)	2	hotels	March 2026	SOFR(1) +	3.83%	—	38,820
Indebtedness, net related to assets held for sale (6)	2	hotels	February 2027	SOFR(1) +	4.48%	26,528	—
						$1,839,271	$2,504,637
_____________________________
(1)    SOFR rates were 3.91% and 3.69% at September 30, 2026 and December 31, 2025, respectively.
(2)    As of September 30, 2026, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest of 5.00% was accrued in addition to the stated interest rate, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s consolidated balance sheets and statement of operations.
(3)    In March 2026, we repaid this mortgage loan in conjunction with the sales of La Posada de Santa Fe and the Hilton Alexandria Old Town.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(4)    On August 7, 2026, we refinanced this mortgage loan with a new $525.0 million mortgage loan. The refinanced mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. Proceeds were used to repay the prior mortgage loan in full.
(5)    This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions. The one-year extension option was exercised in February 2026.
(6)    This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. During the nine months ended September 30, 2026, this mortgage loan was paid down $136.2 million in conjunction with the sale of four hotel properties. On October 6, 2026, this mortgage loan was paid down by $24.5 million in conjunction with the sale of the Embassy Suites Philadelphia Airport, which was classified as held for sale as of September 30, 2026. As of September 30, 2026, the Hilton Minneapolis Airport property was held for sale. See note 16.
(7)    This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. The first one-year extension option was exercised in March 2026. During the nine months ended September 30, 2026, this mortgage loan was paid down $234.7 million in conjunction with the sale of eight hotel properties.
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
During the three and nine months ended September 30, 2026, the Company amortized $0 and $2.2 million, respectively, of capitalized principal related to default interest and late charges from our Highland Pool mortgage loan and Morgan Stanley Pool mortgage loan that were capitalized upon the refinancing of the loans in 2025. The amount of capitalized principal that was written off during the three and nine months ended September 30, 2026 was $0 and $156,000, respectively.
During the three and nine months ended September 30, 2025, the Company capitalized $9.3 million and $14.1 million of default interest and late charges related to our Highland Pool mortgage loan and Morgan Stanley Pool mortgage loan upon the refinancing of the loans. The amounts were capitalized into the principal balance and were amortized over the remaining initial term of the mortgage loans using the effective interest method. The amounts of capitalized principal that were amortized during the three and nine months ended September 30, 2025 were $4.3 million and $5.6 million, respectively. The amount of capitalized principal that was written off during the three and nine months ended September 30, 2025 was $207,000.
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
On March 6, 2025, the $22.0 million non-recourse mortgage loan secured by the Hilton Santa Cruz Scotts Valley reached final maturity and was not repaid, resulting in a default under the terms and conditions of the mortgage loan agreement. On June 1, 2026, the Company received notice that the Hilton Santa Cruz Scotts Valley had been transferred to a court-appointed receiver. We derecognized the Hilton Santa Cruz Scotts Valley from our consolidated balance sheet in June 2026, when the receiver took control of the hotel property and, accordingly, recognized a loss of $597,000, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations for the nine months ended September 30, 2026. As of June 30, 2026, we recorded a contract asset of $24.9 million, which represented the liabilities from which we expect to be released upon final resolution with the lenders on the Hilton Santa Cruz Scotts Valley mortgage loan in exchange for the transfer of ownership of the hotel property.
For the three and nine months ended September 30, 2026, we recognized gains of $6.1 million and $20.7 million. For the three and nine months ended September 30, 2025, we recognized gains of $9.7 million and $29.6 million. The gains were included in “gain (loss) on derecognition of assets” in our consolidated statement of operations. These gains increased the related contract asset by a corresponding amount. The KEYS Pool A, KEYS Pool B and Hilton Santa Cruz Scotts Valley mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “debt associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
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
If we violate covenants in our debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. As of September 30, 2026, we were in compliance with all covenants related to mortgage loans, except where noted above. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of Ashford Trust or Ashford Trust OP, our operating partnership, and the liabilities of such subsidiaries do not constitute the obligations of Ashford Trust or Ashford Trust OP.

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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2026, the SOFR interest rate forward curve (Level 2 inputs) was used to project variable interest rates over the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2026:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$24	$—	$24
Interest rate derivatives – caps	—	4,394	—	4,394
Total	$—	$4,418	$—	$4,418	(1)

December 31, 2025:
Assets
Derivative assets:
Interest rate derivatives – floors	$—	$177	$—	$177
Interest rate derivatives – caps	—	233	—	233
Total	$—	$410	$—	$410	(1)
____________________________________
(1)    Reported as “derivative assets” in our consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2026		2025
Assets
Derivative assets:
Interest rate derivatives – floors	$(38)		$(283)
Interest rate derivatives – caps	1,860		(945)
Total	$1,822		$(1,228)

Total combined
Interest rate derivatives – floors	$(38)		$(283)
Interest rate derivatives – caps	1,860		(1,255)
Unrealized gain (loss) on derivatives	1,822	(1)	(1,538)	(1)
Realized gain (loss) on interest rate caps	—	(1) (2)	310	(1) (2)
Net	$1,822		$(1,228)
____________________________________
(1)    Reported as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)    Represents settled and unsettled payments from counterparties on interest rate caps.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2026		2025
Assets
Derivative assets:
Interest rate derivatives – floors	$(154)		$(60)
Interest rate derivatives – caps	2,777		(3,843)
Total	$2,623		$(3,903)

Liabilities
Derivative liabilities:
Embedded debt derivative	$—		$(901)	(1)
Net	$2,623		$(4,804)

Total combined
Interest rate derivatives – floors	$(154)		$(60)
Interest rate derivatives – caps	2,777		(4,949)
Embedded debt derivative	—		(901)
Unrealized gain (loss) on derivatives	2,623	(2)	(5,910)	(2)
Realized gain (loss) on interest rate caps	—	(2) (3)	1,106	(2) (3)
Net	$2,623		$(4,804)
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

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$4,418	$4,418	$410	$410

Financial assets not measured at fair value (1):
Cash and cash equivalents	$88,958	$88,958	$66,816	$66,816
Restricted cash	122,059	122,059	149,580	149,580
Accounts receivable, net	36,531	36,531	32,879	32,879
Notes receivable, net	13,278	13,278	12,187	12,187
Due from third-party hotel managers	29,142	29,142	25,667	25,667

Financial liabilities not measured at fair value (1):
Indebtedness	$1,887,525	$1,887,464	$2,565,214	$2,565,117
Debt associated with hotels in receivership	149,011	129,079	294,771	251,143
Accounts payable and accrued expenses	119,782	119,782	125,817	125,817
Accrued interest payable	36,740	36,740	12,530	12,530
Accrued interest associated with hotels in receivership	69,987	69,987	84,155	84,155
Dividends and distributions payable	4,247	4,247	4,247	4,247
Due to Ashford Inc., net	67,977	67,977	40,708	40,708
Due to related parties, net	3,432	3,432	1,958	1,958
Due to third-party hotel managers	1,112	1,112	882	882
____________________________________
(1) Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of September 30, 2026 and December 31, 2025.
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
Indebtedness and debt associated with hotels in receivership. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of total indebtedness to be approximately 100.0% of the carrying value of $1.9 billion at September 30, 2026 and approximately 100.0% of the carrying value of $2.6 billion at December 31, 2025. We estimated the fair value of debt associated with hotels in receivership to be approximately 86.6% of the carrying value of $149.0 million at September 30, 2026 and approximately 85.2% of the carrying value of $294.8 million at December 31, 2025. These fair value estimates are considered a Level 2 valuation technique.

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
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) allocated to common stockholders – basic and diluted:
Income (loss) attributable to the Company	$14,982	$(60,149)	$79,203	$(110,516)
Less: dividends on preferred stock, declared and undeclared (1)	(2,714)	(7,175)	(8,142)	(20,921)
Less: deemed dividends on redeemable preferred stock	(9,802)	(1,677)	(19,002)	(5,264)
Distributed and undistributed income (loss) allocated to common stockholders – basic	$2,466	$(69,001)	$52,059	$(136,701)
Add back: dividends on preferred stock – Series J (inclusive of deemed dividends)	8,770	—	16,455	—
Add back: dividends on preferred stock – Series K (inclusive of deemed dividends)	448	—	1,210	—
Add back: dividends on preferred stock – Series L (inclusive of deemed dividends)	162	—	385	—
Add back: dividends on preferred stock – Series M (inclusive of deemed dividends)	422	—	952	—
Distributed and undistributed income (loss) allocated to common stockholders – basic and diluted	$12,268	$(69,001)	$71,061	$(136,701)

Weighted average common shares outstanding:
Weighted average shares outstanding – basic	6,453	6,081	6,446	5,847
Effect of assumed conversion of preferred stock – Series J	77,775	—	69,059	—
Effect of assumed conversion of preferred stock – Series K	7,400	—	6,571	—
Effect of assumed conversion of preferred stock – Series L	2,411	—	2,141	—
Effect of assumed conversion of preferred stock – Series M	5,576	—	4,951	—
Weighted average shares outstanding – diluted	99,615	6,081	89,168	5,847

Basic income (loss) per share:
Net income (loss) allocated to common stockholders per share	$0.38	$(11.35)	$8.08	$(23.38)

Diluted income (loss) per share:
Net income (loss) allocated to common stockholders per share	$0.12	$(11.35)	$0.80	$(23.38)
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$36	$(1,045)	$735	$(2,127)
Dividends on preferred stock – Series J (inclusive of deemed dividends)	—	4,585	—	14,019
Dividends on preferred stock – Series K (inclusive of deemed dividends)	—	445	—	1,342
Dividends on preferred stock – Series L (inclusive of deemed dividends)	—	273	—	941
Dividends on preferred stock – Series M (inclusive of deemed dividends)	—	835	—	1,741
Total	$36	$5,093	$735	$15,916

Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock	—	—	—	10
Effect of assumed conversion of operating partnership units	93	110	93	98
Effect of assumed conversion of preferred stock – Series J	—	32,486	—	29,757
Effect of assumed conversion of preferred stock – Series K	—	3,144	—	2,840
Effect of assumed conversion of preferred stock – Series L	—	647	—	283
Effect of assumed conversion of preferred stock – Series M	—	1,269	—	505
Total	93	37,656	93	33,493
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
As of September 30, 2026, there are approximately 69,000 issued and outstanding LTIP and Performance LTIP units. All LTIP and Performance LTIP units, other than approximately 22,000 LTIP and 35,000 Performance LTIP units, had reached full economic parity with, and are convertible into, common units.

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the redeemable noncontrolling interests in Ashford Trust OP and the corresponding approximate ownership percentage:

	September 30, 2026	December 31, 2025
Redeemable noncontrolling interests in Ashford Trust OP (in thousands)	$20,776	$20,516
Cumulative adjustments to redeemable noncontrolling interests (1) (in thousands)	$157,970	$187,846
Ownership percentage of operating partnership	1.42%	1.43%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical costs.
We allocated net (income) loss to the redeemable noncontrolling interests as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(36)	$1,045	$(735)	$2,127
11. Equity
Preferred Dividends—On January 13, 2026, in order to preserve the Company’s liquidity position as it evaluates strategic alternatives, preferred dividends were suspended, including dividends previously declared for stockholders of record as of December 31, 2025 of the Company’s Series D, F, G, H and I Cumulative Preferred Stock.
The board of directors declared quarterly dividends per share as presented below:

	Three Months Ended September 30,
	2026	2025
8.45% Series D Cumulative Preferred Stock	$—	$0.5281
7.375% Series F Cumulative Preferred Stock	—	0.4609
7.375% Series G Cumulative Preferred Stock	—	0.4609
7.50% Series H Cumulative Preferred Stock	—	0.4688
7.50% Series I Cumulative Preferred Stock	—	0.4688
The table below presents the accumulated but unpaid dividends in arrears (in thousands):

September 30, 2026
8.45% Series D Cumulative Preferred Stock ($1.58/share)	$1,761
7.375% Series F Cumulative Preferred Stock ($1.38/share)	1,434
7.375% Series G Cumulative Preferred Stock ($1.38/share)	2,034
7.50% Series H Cumulative Preferred Stock ($1.41/share)	1,459
7.50% Series I Cumulative Preferred Stock ($1.41/share)	1,454
Shareholder Rights Plan—On December 15, 2025, we adopted a shareholder rights plan by entering into a Rights Agreement, dated December 15, 2025, with Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”). The Rights Agreement is designed to prevent the Company from facing a substantial limitation on its ability to use its Tax Benefits (as such term is defined in the Rights Agreement) to offset potential future income taxes for federal income tax purposes and realize other efficiencies. The Board implemented the rights plan by declaring a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividends were distributed on December 26, 2025, to our stockholders of record on that date. Each of those Rights becomes exercisable on the date on which the Rights separate and begin trading separately from our common stock and entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series N Junior Participating Preferred Stock, par value $0.01 per share (“Series N Preferred Stock”), at a price of $20 per one one-thousandth of a share of our Series N Junior Participating Preferred Stock represented by

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
such Right, subject to adjustment. The Rights will expire on the earliest of (i) 5:00 p.m. New York City time on December 14, 2026, (ii) the effective date of the repeal of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) or any successor statute if the Board determines in its sole discretion that the Rights Agreement is no longer necessary or desirable for the preservation of Tax Benefits, or (iii) the first day of a taxable year of the Company to which the Board determines in its sole discretion that no Tax Benefits may be carried forward, unless the expiration date is extended or unless the Rights are earlier redeemed by the Company. The value of the Rights was de minimis.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series J Preferred Stock	$—	$3,833	$—	$11,341
The table below presents the accumulated but unpaid dividends in arrears, included in the carrying amount on the consolidated balance sheet (in thousands):

September 30, 2026
Series J Preferred Stock ($1.00/share)	$11,527
The issuance activity of the Series J Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series J Preferred Stock shares issued (1)	—	—	—	883
Net proceeds	$—	$—	$—	$19,877
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
The redemption value adjustment of Series J Preferred Stock is summarized below (in thousands):

	September 30, 2026	December 31, 2025
Series J Preferred Stock	$196,268	$179,818
Cumulative adjustments to Series J Preferred Stock (1)	14,397	9,469
________
(1)Reflects the excess of the redemption value over the accumulated carrying value, exclusive of accumulated but unpaid dividends.
The following table summarizes Series J Preferred Stock redemptions settled in common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series J Preferred Stock shares redeemed	—	67	—	126
Redemption amount, net of redemption fees	$—	$1,566	$—	$2,946
Common shares issued upon redemption	—	245	—	439

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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series K Preferred Stock	$—	$383	$—	$1,123
The table below presents the accumulated but unpaid dividends in arrears (in thousands), included in the carrying amount on the consolidated balance sheet:

September 30, 2026
Series K Preferred Stock ($1.04/share)	$1,142
The issuance activity of the Series K Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series K Preferred Stock shares issued (1)	—	—	—	166
Net proceeds	$—	$—	$—	$4,036
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
The redemption value adjustment of Series K Preferred Stock is summarized below (in thousands):

	September 30, 2026	December 31, 2025
Series K Preferred Stock	$19,420	$18,215
Cumulative adjustments to Series K Preferred Stock (1)	809	741
________
(1)Reflects the excess of the redemption value over the accumulated carrying value, exclusive of accumulated but unpaid dividends.
The following table summarizes Series K Preferred Stock redemptions settled by the issuance of common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series K Preferred Stock shares redeemed	—	10	—	31
Redemption amount, net of redemption fees	$—	$249	$—	$780
Common shares issued upon redemption	—	40	—	119
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series L Preferred Stock	$—	$78	$—	$108

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below presents the accumulated but unpaid dividends in arrears, included in the carrying amount on the consolidated balance sheet (in thousands):

September 30, 2026
Series L Preferred Stock ($0.94/share)	$335
The issuance activity of the Series L Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series L Preferred Stock shares issued (1)	—	84	—	196
Net proceeds	$—	$1,732	$—	$4,052
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
The redemption value adjustment of Series L Preferred Stock is summarized below (in thousands):

	September 30, 2026	December 31, 2025
Series L Preferred Stock	$5,820	$5,484
Cumulative adjustments to Series L Preferred Stock (1)	1,114	1,064
________
(1)Reflects the excess of the redemption value over the accumulated carrying value, exclusive of accumulated but unpaid dividends.
No redemptions of Series L Preferred Stock occurred in the three and nine months ended September 30, 2026 and 2025.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series M Preferred Stock	$—	$167	$—	$207
The table below presents the accumulated but unpaid dividends in arrears, included in the carrying amount on the consolidated balance sheet (in thousands):

September 30, 2026
Series M Preferred Stock ($0.96/share)	$795
The issuance activity of the Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series M Preferred Stock shares issued (1)	—	288	—	434
Net proceeds	$—	$6,434	$—	$9,674
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
The redemption value adjustment of Series M Preferred Stock is summarized below (in thousands):

	September 30, 2026	December 31, 2025
Series M Preferred Stock	$14,518	$13,566
Cumulative adjustments to Series M Preferred Stock (1)	2,357	2,200
________
(1)Reflects the excess of the redemption value over the accumulated carrying value, exclusive of accumulated but unpaid dividends.
No redemptions of Series M Preferred Stock occurred in the three and nine months ended September 30, 2026 and 2025.
13. Related Party Transactions
Ashford Inc.
Advisory Agreement with Ashford Trust OP
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty J. Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc.
On March 27, 2026, the Company entered into the Advisory Agreement with Ashford Inc. and Ashford LLC. The Advisory Agreement amends and restates the terms of the Third Amended and Restated Advisory Agreement, dated as of March 12, 2024, and extends the initial term of the Advisory Agreement to December 31, 2055 with two possible 20-year extensions.
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
Under our Advisory Agreement, Ashford Trust OP is obligated to fund Ashford LLC’s obligations under a separate tax indemnity agreement. During the nine months ended September 30, 2026, the Company has recorded expense of approximately $17.9 million, included in “advisory services fee,” and as of September 30, 2026, the Company has an accrued liability of approximately $9.6 million related to this obligation, which is included in “due to Ashford Inc., net” in our consolidated balance sheet. See note 14.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Advisory services fee
Base advisory fee	$8,639	$8,306	$25,454	$24,585
Reimbursable expenses (1)	3,344	2,862	8,729	9,389
Tax indemnity on asset dispositions	5,917	—	17,883	—
Equity-based compensation (2)	29	(704)	85	(549)
Incentive fee	—	(27)	—	—
Total advisory services fee	$17,929	$10,437	$52,151	$33,425
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
Promissory Note with Ashford LLC
Ashford Trust OP holds a promissory note with Ashford LLC to allow Ashford Trust OP to draw up to $40 million in cash through November 15, 2026 to fund permitted costs (as defined in the promissory note). Funds advanced under the promissory note bear interest at an annual rate of 10% which may be paid in cash or paid in-kind at Ashford Trust OP’s discretion. As of September 30, 2026, no amount had been drawn under the promissory note.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Advisory services fee
Base advisory fee	$108	$363
Reimbursable expenses (1)	19	111
Performance participation fee	(14)	213
Total advisory services fee	$113	$687
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
Warwick
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage, which includes workers’ compensation, general liability and auto liability coverages. The hotel management companies procure workers’ compensation insurance, the expenses of which are passed through to the Company. Under the Advisory Agreement and hotel management agreements, Ashford Inc. secures general liability and auto liability policies to cover Ashford Trust, Braemar Hotels & Resorts Inc. (“Braemar”), their hotel managers, as needed, and Ashford Inc. The total cost estimates covered by such policies are based on the collective pool of risk exposures from each party. Ashford Inc. delegates the management of the casualty insurance program to Warwick Insurance Company, LLC (“Warwick”), a subsidiary of Ashford Inc., which issues policies covering general liability, workers’ compensation and auto liability losses. Each year Ashford Inc. collects funds from Ashford Trust, Braemar and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Cash Management
The Company, Ashford Inc. and Braemar are subject to an agreement pursuant to which Ashford LLC is to implement the REIT’s cash management strategies. This includes actively managing the REIT’s excess cash by primarily investing in short-term U.S. Treasury securities. The annual fee is 20 basis points (“bps”) of the average daily balance of the funds managed by Ashford LLC and is payable monthly in arrears.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services, assist with loan modifications or refinancings on our behalf and provide brokerage services. During both the three and nine months ended September 30, 2026, we incurred fees of $0. During the three and nine months ended September 30, 2025, we incurred fees of $0 and $2.4 million, respectively.

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
As of September 30, 2026, Ashford Trust has funded approximately $17.0 million and had a $2.9 million payable. As of December 31, 2025, Ashford Trust had funded approximately $17.0 million and had a $2.4 million payable. The payables were included in “due to Ashford Inc., net” on our consolidated balance sheets.
The table below summarizes the amount Ashford Trust has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2026	2025	2026	2025
Corporate, general and administrative	$—	$1,972	$(68)	$5,711
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
Hotel Management Services
As of September 30, 2026, Remington Hospitality managed 32 of our 49 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services. Our hotel management agreement also requires that we fund property-level operating costs including the hotel manager’s payroll and related costs.
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

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14. Commitments and Contingencies
Reimbursement of Tax Indemnification Obligation—Under our Advisory Agreement, Ashford Trust OP is obligated to fund Ashford LLC’s obligations under a separate tax indemnity agreement. The Company has engaged tax counsel to evaluate the scope and potential exposure of this indemnification obligation. During the nine months ended September 30, 2026, the Company has recorded expense of approximately $17.9 million, included in “advisory services fee,” and as of September 30, 2026, the Company has an accrued liability of approximately $9.6 million related to this obligation, which is included in “due to Ashford Inc., net” on our consolidated balance sheet. The ultimate liability is subject to change and is dependent upon future asset dispositions, future taxable events and the resolution of other related tax matters.
Restricted Cash—Under certain management and debt agreements for our hotel properties existing as of September 30, 2026, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 5% of gross revenues for capital improvements. From time to time, the Company may work with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements for our hotel properties existing as of September 30, 2026, we pay franchisor royalty fees between 4% and 6% of gross rooms revenue and, in some cases, 1% to 3% of food and beverage revenues. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 1% and 4% of gross rooms revenue and, in some cases, food and beverage revenues. These franchise agreements expire on varying dates between 2026 and 2049. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2026	2025	2026	2025
Other hotel expenses	$9,482	$13,048	$34,057	$40,884
Management Fees—Under hotel management agreements for our hotel properties existing as of September 30, 2026, we pay monthly hotel management fees equal to the greater of approximately $18,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2038, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs, including the hotel manager’s payroll and related costs.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2021 through 2025 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects nine hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021, to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. A tentative settlement in the amount of $850,000 was reached on February

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14, 2025. Final court approval was obtained on September 12, 2025. Ashford Trust’s portion of the settlement is 88.2%. The Court has set a compliance hearing for November 18, 2026. As of September 30, 2026, the settlement liability was paid in full.
On August 4, 2020, a lawsuit, Benjamin Zermeno v. Beverly Hills Marriott, was filed in Alameda County Superior Court as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The plaintiff’s individual claims were compelled to arbitration. On August 18, 2022, another lawsuit, Cristina Catalano v. Beverly Hills Marriott and Mr. C, was filed as a PAGA representative action alleging various wage and hour violations of all Remington-managed California properties. The co-defendant separately settled and the individual arbitration has also settled. A private mediation was held on December 27, 2024, to globally resolve the three outstanding matters. The court approved the settlement of all matters on January 16, 2026. The aggregate settlement is $2.5 million and Ashford Trust’s portion of the settlement is $1.8 million. As of September 30, 2026, the settlement liability was paid in full.
On April 18, 2024, the California Department of Industrial Relations (“DIR”) served the Company’s manager with an investigative subpoena relative to concerns with the Palm Springs Renaissance Hotel’s COVID recall efforts. On August 27, 2025, the DIR issued a citation that the Company’s manager failed to properly recall certain employees. On September 17, 2025, the Company’s manager filed an appeal which is currently pending. The matter is in the early stages and the ultimate outcome of this matter is unknown at this time. We do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2026, no amounts were accrued.
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
15. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments: (i) offer similar products and services to their customers in the form of hotel rooms, food and beverage, and ancillary services; (ii) utilize third-party hotel management companies to deliver their products and services to their customers; (iii) are designed and operated to appeal to similar individuals, groups, leisure and business customers; and (iv) have third-party hotel managers that utilize the same methods (direct hotel sales and various online booking portals) to distribute the Company’s products and services. As of September 30, 2026 and 2025, all of our hotel properties were in the U.S. and its territories. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer.
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
Following Stirling OP’s redemption of its unit holders on September 2, 2025, the Company updated the presentation of its reportable segment for the three and nine months ended September 30, 2026 and 2025, to incorporate the results of Stirling OP’s four hotel properties. Prior to September 2, 2025, the CODM did not regularly review the results of Stirling OP. The following tables include revenues, significant hotel operating expenses, and Hotel Adjusted EBITDA for the Company’s hotels, reconciled to the consolidated amounts included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Rooms	$164,876	$201,916	$574,519	$635,420
Food and beverage	36,271	45,922	134,848	155,787
Other hotel revenue	13,128	17,838	45,553	53,064
Total hotel revenue	214,275	265,676	754,920	844,271
EXPENSES
Rooms	39,995	50,246	132,217	149,696
Food and beverage	25,796	32,887	91,202	104,068
Direct expenses	1,725	2,406	5,781	7,029
Indirect expenses:
Property, general and administration	21,203	23,019	67,610	75,470
Sales and marketing	21,839	29,260	77,237	89,901
Information and telecommunications systems	3,114	4,566	11,644	12,769
Repairs and maintenance	10,568	12,565	35,314	39,463
Energy	9,175	12,461	28,724	33,146
Lease expense	870	928	3,132	3,324
Ownership expenses	384	503	1,427	1,647
Incentive management fee	3,001	2,842	12,558	11,721
Management fees	7,374	9,099	25,879	28,949
Property taxes	7,768	10,888	24,900	30,949
Other taxes (refunds)	180	107	431	433
Insurance	3,795	5,159	14,220	16,214
Total expenses	156,787	196,936	532,276	604,779
Hotel adjusted EBITDA	$57,488	$68,740	$222,644	$239,492

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of hotel adjusted EBITDA to net income (loss)
Hotel adjusted EBITDA	$57,488	$68,740	$222,644	$239,492
Other revenue	119	385	446	1,150
Ownership expenses included in food and beverage expense	(82)	—	(247)	—
Ownership expenses included in other hotel expenses	(5,103)	(12,425)	(14,723)	(22,986)
Ownership expenses included in property taxes, insurance and other	(2)	(58)	(267)	(898)
Management fees	(17)	(65)	(136)	(408)
Depreciation and amortization	(24,744)	(34,589)	(85,378)	(107,204)
Impairment charges	—	(18,374)	(112,649)	(19,821)
Advisory services fee	(17,929)	(10,550)	(52,151)	(34,112)
Corporate, general, and administrative	(1,683)	(7,303)	(4,610)	(17,120)
Gain (loss) on disposition of assets and hotel properties	59,298	16,753	309,374	55,305
Gain (loss) on derecognition of assets	6,053	9,703	20,671	29,649
Equity in earnings (loss) of unconsolidated entities	19	129	(136)	(258)
Interest income	1,080	1,199	3,049	3,666
Other income (expense), net	—	—	3,223	—
Interest expense and amortization of discounts and loan costs	(52,141)	(62,323)	(181,365)	(198,914)
Interest expense associated with hotels in receivership	(6,052)	(10,240)	(21,479)	(31,086)
Write-off of premiums, loan costs and exit fees	(141)	(2,278)	(1,700)	(8,361)
Gain (loss) on extinguishment of debt	(456)	58	(2,431)	43
Realized and unrealized gain (loss) on derivatives	1,822	(1,228)	2,623	(4,804)
Income tax (expense) benefit	(3,363)	(259)	(6,668)	(695)
Net income (loss)	$14,166	$(62,725)	$78,090	$(117,362)
The following table reconciles segment total revenue to total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated total hotel revenue	$214,275	$265,676	$754,920	$844,271
Other revenue	119	385	446	1,150
Total consolidated revenue	$214,394	$266,061	$755,366	$845,421
16. Subsequent Events
On October 6, 2026, the Company completed the sale of the 263-room Embassy Suites Philadelphia Airport located in Philadelphia, Pennsylvania, for a purchase price of $26.0 million in cash, subject to customary pro rations and adjustments.
On October 20, 2026, the Company, Ashford Trust OP and Ashford TRS entered into a Limited Waiver (the “Waiver”) with Ashford Inc. and Ashford LLC to the Fourth Amended and Restated Advisory Agreement, dated as of March 27, 2026 and effective as of January 25, 2026. Pursuant to the Waiver, Ashford Inc. and Ashford LLC waived the requirement that the Company pay the advisory fees that would otherwise accrue or become payable for advisory services during the six-month period beginning on October 20, 2026 and ending on April 20, 2027 (the “Waiver Period”). The advisory fees waived pursuant to the Waiver will not accrue or become payable by the Company at any time, whether during the term of the Advisory Agreement (including any extension thereof) or following its termination. The fee waiver will not be taken into account in calculating the Base Fee, the Minimum Base Fee or the Incentive Fee under the Advisory Agreement following the Waiver Period; such amounts will be calculated as though the advisory fees that would otherwise have been payable during the Waiver Period were actually paid. The fee waiver is effective only for this specific instance and purpose and does not constitute a

ASHFORD HOSPITALITY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
consent to any other transaction or matter, a waiver of future compliance, or a waiver of any preceding or succeeding breach of the Advisory Agreement. Except as expressly provided in the Waiver, the other provisions of the Advisory Agreement remain in effect, including obligations with respect to previously accrued but unpaid fees or expenses.
On October 20, 2026 (the “Effective Date”), the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Ashford Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to purchase, for the quarter ended September 30, 2026 and each calendar quarter ending after that date during the term of the agreement, a number of shares of common stock, par value $0.01 per share (the “Common Stock”) equal to 2.5% of the Company’s outstanding shares on the last day of that purchase quarter (each, a “Quarterly Purchase Amount,” and the shares so purchased, “Open Market Shares”). The Share Purchase Agreement further provides that Purchaser shall make all purchases of Open Market Shares either (i) under a trading plan by Purchaser that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or (ii) otherwise, but only during an open trading window under the Company’s insider trading policy and when Purchaser is not aware of material non-public information about the Company.
If the Purchaser has not acquired the full Quarterly Purchase Amount for a purchase quarter (after giving effect to the ownership limitations described in the Share Purchase Agreement) within six (6) months after the last day of the applicable purchase quarter, Purchaser shall provide the Company a credit (the “Fee Credit”) against the advisory fees payable by the Company under the Advisory Agreement equal to (a) the number of shares by which Purchaser fell short (the “Shortfall Shares”), multiplied by (b) 150% of the VWAP for the period beginning on the day after the last day of that purchase quarter and ending on the deadline with respect to such purchase. The Share Purchase Agreement provides that the Fee Credit is the Company’s sole and exclusive remedy with respect to any shortfall in a Quarterly Purchase Amount. The Share Purchase Agreement provides that Purchaser shall not purchase any shares of Common Stock to the extent the purchase would (a) cause Purchaser (together with any other person whose ownership of Common Stock would be aggregated for purposes of such determination) to exceed any ownership limit in the Company’s charter as in effect from time to time (the “Charter Ownership Limit”), (b) cause Purchaser to be an “Acquiring Person” or similar term under the Company’s rights agreement, as amended or replaced from time to time, unless the Company’s board of directors has exempted such purchase (the “Rights Agreement Ownership Limit”), or (c) reasonably be expected to cause an ownership change of the Company under Section 382 of the Code.

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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 23, 2026 (the “2025 Form 10-K”), and this Quarterly Report, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Quarterly Report. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Quarterly Report to conform these statements to actual results and performance, except as may be required by applicable law.
EXECUTIVE OVERVIEW
General
As of September 30, 2026, our portfolio consisted of 48 consolidated operating hotel properties, which represent 12,156 total rooms, and one additional consolidated operating hotel property owned through a 29.3% investment in a consolidated entity, which represents 188 total rooms. Currently, all of our hotel properties are located in the United States.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2026, Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages 32 of our 49 operating hotel properties. Third-party management companies manage the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with his father, Mr. Archie Bennett, Jr. (the “Bennetts”), as of September 30, 2026, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 810,123 shares of Ashford Inc. common stock, which represented an approximate 55.0% ownership interest in Ashford Inc., and owned 18,777,914 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,832,240 shares of Ashford Inc. common stock, which, if converted as of September 30, 2026, would have increased the Bennetts’ ownership interest in Ashford Inc. to 89.5%. The 18,777,914 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts. Additionally, Mr. Monty J. Bennett acquired the right to direct votes, effective March 25, 2025, and as of September 30, 2026, those rights represented approximately 465,000 common shares.
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
Recent Developments
Disposition of Hotel Properties
The following table presents the Company’s dispositions of hotel properties during the three months ended September 30, 2026 (in thousands):

Property	Location	Date	Sale Price (1)
Marriott Fremont Silicon Valley	Fremont, CA	July 1, 2026	$53,000
Hyatt Regency Long Island	Hauppauge, NY	July 31, 2026	$26,452
Embassy Suites Dulles Airport	Herndon, VA	August 24, 2026	$22,800
Embassy Suites Las Vegas	Las Vegas, NV	September 25, 2026	$43,500
____________________________________
(1)    Sale price is prior to adjustments and buyer credits.
Other Developments
On July 27, 2026, the Company entered into a definitive agreement to sell the 263-room Embassy Suites Philadelphia Airport located in Philadelphia, Pennsylvania for a purchase price of approximately $26.0 million. The agreement included a nonrefundable deposit of $500,000 that was paid in July 2026. The sale closed on October 6, 2026.

On September 25, 2026, the Company entered into a definitive agreement to sell the 300-room Hilton Minneapolis Airport located in Bloomington, Minnesota for a purchase price of $15.8 million. The agreement included a nonrefundable deposit of approximately $1.6 million that was paid in September 2026.
On October 20, 2026, the Company, Ashford Trust OP and Ashford TRS entered into a Limited Waiver (the “Waiver”) with Ashford Inc. and Ashford LLC to the Fourth Amended and Restated Advisory Agreement, dated as of March 27, 2026 and effective as of January 25, 2026. Pursuant to the Waiver, Ashford Inc. and Ashford LLC waived the requirement that the Company pay the advisory fees that would otherwise accrue or become payable for advisory services during the six-month period beginning on October 20, 2026 and ending on April 20, 2027 (the “Waiver Period”). The advisory fees waived pursuant to the Waiver will not accrue or become payable by the Company at any time, whether during the term of the Advisory Agreement (including any extension thereof) or following its termination. The fee waiver will not be taken into account in calculating the Base Fee, the Minimum Base Fee or the Incentive Fee under the Advisory Agreement following the Waiver Period; such amounts will be calculated as though the advisory fees that would otherwise have been payable during the Waiver Period were actually paid. The fee waiver is effective only for this specific instance and purpose and does not constitute a consent to any other transaction or matter, a waiver of future compliance, or a waiver of any preceding or succeeding breach of the Advisory Agreement. Except as expressly provided in the Waiver, the other provisions of the Advisory Agreement remain in effect, including obligations with respect to previously accrued but unpaid fees or expenses.
On October 20, 2026 (the “Effective Date”), the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Ashford Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to purchase, for the quarter ended September 30, 2026 and each calendar quarter ending after that date during the term of the agreement, a number of shares of common stock, par value $0.01 per share (the “Common Stock”) equal to 2.5% of the Company’s outstanding shares on the last day of that purchase quarter (each, a “Quarterly Purchase Amount,” and the shares so purchased, “Open Market Shares”). The Share Purchase Agreement further provides that Purchaser shall make all purchases of Open Market Shares either (i) under a trading plan by Purchaser that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or (ii) otherwise, but only during an open trading window under the Company’s insider trading policy and when Purchaser is not aware of material non-public information about the Company.
If the Purchaser has not acquired the full Quarterly Purchase Amount for a purchase quarter (after giving effect to the ownership limitations described in the Share Purchase Agreement) within six (6) months after the last day of the applicable purchase quarter, Purchaser shall provide the Company a credit (the “Fee Credit”) against the advisory fees payable by the Company under the Advisory Agreement equal to (a) the number of shares by which Purchaser fell short (the “Shortfall Shares”), multiplied by (b) 150% of the VWAP for the period beginning on the day after the last day of that purchase quarter and ending on the deadline with respect to such purchase. The Share Purchase Agreement provides that the Fee Credit is the Company’s sole and exclusive remedy with respect to any shortfall in a Quarterly Purchase Amount. The Share Purchase Agreement provides that Purchaser shall not purchase any shares of Common Stock to the extent the purchase would (a) cause Purchaser (together with any other person whose ownership of Common Stock would be aggregated for purposes of such determination) to exceed any ownership limit in the Company’s charter as in effect from time to time (the “Charter Ownership Limit”), (b) cause Purchaser to be an “Acquiring Person” or similar term under the Company’s rights agreement, as amended or replaced from time to time, unless the Company’s board of directors has exempted such purchase (the “Rights Agreement Ownership Limit”), or (c) reasonably be expected to cause an ownership change of the Company under Section 382 of the Code.
On November 10, 2026, Braemar, Ashford Inc. and certain of their respective affiliates entered into a termination agreement pursuant to which Braemar’s advisory agreement with Ashford Inc. and Ashford Hospitality Advisors LLC was terminated in connection with Braemar’s transition to a self-managed real estate investment trust. In connection with the termination, Braemar paid the remaining amounts required to terminate the advisory agreement, including the outstanding company sale fee, accrued advisory fees and applicable expense reimbursements. Certain provisions of the advisory agreement survive the termination. The termination agreement also provides for certain transition arrangements and mutual releases, subject to specified exceptions.
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

The following table summarizes the changes in key line items from our consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable) Change	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2026	2025	2026 to 2025	2026	2025	2026 to 2025
Total revenue	$214,394	$266,061	$(51,667)	$755,366	$845,421	$(90,055)
Total hotel expenses	(150,246)	(193,272)	43,026	(507,831)	(580,576)	72,745
Property taxes, insurance and other	(11,745)	(16,212)	4,467	(39,818)	(48,495)	8,677
Depreciation and amortization	(24,744)	(34,589)	9,845	(85,378)	(107,204)	21,826
Impairment charges	—	(18,374)	18,374	(112,649)	(19,821)	(92,828)
Advisory services fee	(17,929)	(10,550)	(7,379)	(52,151)	(34,112)	(18,039)
Corporate, general and administrative	(1,683)	(7,303)	5,620	(4,610)	(17,120)	12,510
Gain (loss) on disposition of assets and hotel properties	59,298	16,753	42,545	309,374	55,305	254,069
Gain (loss) on derecognition of assets	6,053	9,703	(3,650)	20,671	29,649	(8,978)
Operating income (loss)	73,398	12,217	61,181	282,974	123,047	159,927
Equity in earnings (loss) of unconsolidated entities	19	129	(110)	(136)	(258)	122
Interest income	1,080	1,199	(119)	3,049	3,666	(617)
Other income (expense)	—	—	—	3,223	—	3,223
Interest expense and amortization of discounts and loan costs	(52,141)	(62,323)	10,182	(181,365)	(198,914)	17,549
Interest expense associated with hotels in receivership	(6,052)	(10,240)	4,188	(21,479)	(31,086)	9,607
Write-off of premiums, loan costs and exit fees	(141)	(2,278)	2,137	(1,700)	(8,361)	6,661
Gain (loss) on extinguishment of debt	(456)	58	(514)	(2,431)	43	(2,474)
Realized and unrealized gain (loss) on derivatives	1,822	(1,228)	3,050	2,623	(4,804)	7,427
Income tax (expense) benefit	(3,363)	(259)	(3,104)	(6,668)	(695)	(5,973)
Net income (loss)	14,166	(62,725)	76,891	78,090	(117,362)	195,452
(Income) loss attributable to noncontrolling interest in consolidated entities	852	1,531	(679)	1,848	4,719	(2,871)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(36)	1,045	(1,081)	(735)	2,127	(2,862)
Net income (loss) attributable to the Company	$14,982	$(60,149)	$75,131	$79,203	$(110,516)	$189,719

All hotel properties held during the three and nine months ended September 30, 2026 and 2025 have been included in our results of operations during the respective periods in which they were held. Based on when a hotel property was acquired or disposed, operating results for certain hotel properties are not comparable for the three and nine months ended September 30, 2026 and 2025. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following transactions affect the reporting comparability of our consolidated financial statements:

Hotel Properties	Location	Type	Date
Courtyard Boston Downtown (1)	Boston, MA	Disposition	January 10, 2025
Residence Inn Evansville (1)	Evansville, IN	Disposition	August 11, 2025
Hilton NASA Clear Lake (1)	Houston, TX	Disposition	August 22, 2025
Residence Inn San Diego (1)	San Diego, CA	Disposition	October 15, 2025
Le Pavillon (1)	New Orleans, LA	Disposition	December 18, 2025
Embassy Suites Houston (1)	Houston, TX	Disposition	February 9, 2026
Embassy Suites Austin (1)	Austin, TX	Disposition	February 17, 2026
Hilton St. Petersburg Bayfront (1)	St. Petersburg, FL	Disposition	March 5, 2026
La Posada de Santa Fe (1)	Santa Fe, NM	Disposition	March 17, 2026
Hilton Alexandria Old Town (1)	Alexandria, VA	Disposition	March 31, 2026
Embassy Suites Palm Beach Gardens (1)	Palm Beach Gardens, FL	Disposition	April 7, 2026
Embassy Suites Dallas (1)	Dallas, TX	Disposition	May 6, 2026
Lakeway Resort & Spa (1)	Austin, TX	Disposition	May 19, 2026
Sheraton Indianapolis City Centre (1)	Indianapolis, IN	Disposition	May 21, 2026
Silversmith Hotel (1)	Chicago, IL	Disposition	June 1, 2026
Hilton Santa Cruz Scotts Valley	Santa Cruz, CA	Derecognized	June 1, 2026
Sheraton San Diego Mission Valley (1)	San Diego, CA	Disposition	June 9, 2026
Hilton Garden Inn Jacksonville (1)	Jacksonville, FL	Disposition	June 11, 2026
Hilton Garden Inn Austin Downtown (1)	Austin, TX	Disposition	June 18, 2026
Hyatt Regency Savannah (1)	Savannah, GA	Disposition	June 30, 2026
Marriott Fremont Silicon Valley (1)	Fremont, CA	Disposition	July 1, 2026
Hyatt Regency Long Island (1)	Hauppauge, NY	Disposition	July 31, 2026
Embassy Suites Dulles Airport (1)	Herndon, VA	Disposition	August 24, 2026
Embassy Suites Las Vegas (1)	Las Vegas, NV	Disposition	September 25, 2026
____________________________________
(1) Referred to as “Hotel Dispositions.”
The following table illustrates the key performance indicators of the operating hotel properties included in our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RevPAR (revenue per available room)	$140.51	$127.75	$143.72	$134.62
Occupancy	72.94%	70.93%	72.45%	71.39%
ADR (average daily rate)	$192.63	$180.10	$198.38	$188.58

The following table illustrates the key performance indicators of the 49 comparable hotel properties that were included in our results of operations for the full three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RevPAR	$140.76	$131.14	$145.91	$137.78
Occupancy	72.63%	71.78%	72.55%	71.78%
ADR	$193.81	$182.70	$201.12	$191.94
Comparison of the Three Months Ended September 30, 2026 and 2025
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $75.1 million, from net loss of $60.1 million for the three months ended September 30, 2025 (the “2025 quarter”) to net income of $15.0 million for the three months ended September 30, 2026 (the “2026 quarter”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $37.0 million, or 18.3%, to $164.9 million in the 2026 quarter compared to the 2025 quarter. This decrease in the 2026 quarter is primarily attributable to decreases of $45.2 million from our Hotel Dispositions and $2.8 million from the derecognition of the Hilton Santa Cruz Scotts Valley in June 2026 (the “Hilton Santa Cruz Scotts Valley Derecognition”). These decreases were partially offset by higher rooms revenue of $10.9 million from our comparable hotel properties. Our comparable hotel properties experienced an increase of 6.1% in room rates and an 85 basis point increase in occupancy.
Food and beverage revenue decreased $9.7 million, or 21.0%, to $36.3 million in the 2026 quarter compared to the 2025 quarter. This decrease in the 2026 quarter is primarily attributable to decreases of food and beverage sales of $11.1 million from our Hotel Dispositions and $241,000 from the Hilton Santa Cruz Scotts Valley Derecognition. These decreases were partially offset by an increase of $1.6 million from our comparable hotel properties.
Other hotel revenue, which consists mainly of internet access, parking, and spa revenue, decreased $4.7 million, or 26.4%, to $13.1 million in the 2026 quarter compared to the 2025 quarter primarily due to our Hotel Dispositions. Other non-hotel revenue decreased $266,000, or 69.1%, to $119,000 in the 2026 quarter as compared to the 2025 quarter.
Hotel Operating Expenses. Hotel operating expenses decreased $43.0 million, or 22.3%, to $150.2 million in the 2026 quarter compared to the 2025 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $18.4 million in the 2026 quarter as compared to the 2025 quarter primarily due to decreases of $20.0 million from our Hotel Dispositions and $714,000 from the Hilton Santa Cruz Scotts Valley Derecognition. These decreases were partially offset by an increase of $2.3 million from our comparable hotel properties. Direct expenses were 31.5% of total hotel revenue for the 2026 quarter and 32.4% for the 2025 quarter.
Indirect expenses and management fees decreased $24.6 million in the 2026 quarter as compared to the 2025 quarter primarily due to decreases of $24.1 million from our Hotel Dispositions and $1.2 million from the Hilton Santa Cruz Scotts Valley Derecognition. The decrease in the 2026 quarter was partially offset by an increase of $679,000 from our comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $4.5 million, or 27.6%, to $11.7 million during the 2026 quarter compared to the 2025 quarter. The decrease in the 2026 quarter was primarily due to decreases of $4.5 million from our Hotel Dispositions and $198,000 from the Hilton Santa Cruz Scotts Valley Derecognition, partially offset by an increase of $232,000 from our comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $9.8 million, or 28.5%, to $24.7 million during the 2026 quarter compared to the 2025 quarter. The decrease in the 2026 quarter was primarily due to decreases of $9.1 million from our Hotel Dispositions, $515,000 from the Hilton Santa Cruz Scotts Valley Derecognition and $193,000 from our comparable hotel properties.
Impairment Charges. Impairment charges were $18.4 million in the 2025 quarter. The impairment charges related to the New Orleans Le Pavillon Hotel due to a reduction in the property’s estimated future cash flows resulting from a decrease to the expected holding period of the property.

Advisory Services Fee. Advisory services fee increased $7.4 million, or 69.9%, to $17.9 million in the 2026 quarter compared to the 2025 quarter primarily due to an increase in reimbursable expenses arising from the Company’s obligation under its Advisory Agreement to fund Ashford LLC’s obligations under a separate tax indemnity agreement. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford LLC and the Company and, prior to September 2, 2025, between Stirling Advisor and Stirling OP. In the 2026 quarter, the advisory services fee was primarily comprised of a base advisory fee of $8.6 million and reimbursable expenses of $9.3 million. In the 2025 quarter, the advisory services fee was primarily comprised of a base advisory fee of $8.3 million, a credit to equity-based compensation of $704,000 related to equity grants awarded to the officers and employees of Ashford LLC, reimbursable expenses of $2.9 million and fees totaling $113,000 associated with Stirling OP’s advisory agreement.
Corporate, General and Administrative. Corporate, general and administrative expense decreased $5.6 million from $7.3 million in the 2025 quarter to $1.7 million in the 2026 quarter. The decrease was primarily attributable to decreases in legal and professional costs of $3.7 million, reimbursements of Ashford Securities’ operating expenses of $2.0 million from the winding down of Ashford Securities and miscellaneous expenses of $60,000, partially offset by higher public company costs of $106,000.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain on disposition of assets and hotel properties increased $42.5 million from $16.8 million in the 2025 quarter to $59.3 million in the 2026 quarter. The gain in the 2026 quarter was primarily related to net gains from the sale of four hotel properties in the 2026 quarter. The gain in the 2025 quarter was primarily related to the gain from the sale of the Hilton NASA Clear Lake of $16.5 million. See note 5 to our consolidated financial statements.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets decreased $3.7 million from $9.7 million in the 2025 quarter to $6.1 million in the 2026 quarter. The gain primarily represents the increase of the contract asset on our consolidated balance sheets. We record a contract asset associated with the accrued interest expense from the default of the KEYS A, KEYS B and Hilton Santa Cruz Scotts Valley loans as we expect to be released from this obligation upon final resolution with the lender. The gains in the 2026 quarter and in the 2025 quarter relate to accrued interest on the mortgage loans of the KEYS A, KEYS B and Hilton Santa Cruz Scotts Valley properties in receivership. See note 6 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in earnings of unconsolidated entities was $19,000 in the 2026 quarter and $129,000 in the 2025 quarter. Equity in earnings primarily results from our investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $1.1 million and $1.2 million for the 2026 quarter and the 2025 quarter, respectively. The decrease in interest income in the 2026 quarter was primarily attributable to lower excess cash balances in the 2026 quarter compared to the 2025 quarter.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $10.2 million, or 16.3%, to $52.1 million during the 2026 quarter compared to the 2025 quarter. The decrease is primarily due to a decrease of $20.9 million from our Hotel Dispositions. This decrease was partially offset by increases of $4.8 million from higher interest expense and amortization of discounts and loan costs at our comparable hotel properties and $5.8 million from higher default interest and late charges recorded on mortgage loans in default.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $4.2 million, from $10.2 million in the 2025 quarter to $6.1 million in the 2026 quarter. The decrease is due to fewer hotels being under receivership in the 2026 quarter compared to the 2025 quarter. On June 25, 2025 and December 22, 2025, the Courtyard Oakland Airport and SpringHill Suites BWI Airport were transferred to a third-party purchaser. On March 4, 2026, the SpringHill Suites Plymouth Meeting was also transferred to a third-party purchaser. On July 16, 2026, the receiver transferred the Courtyard Newark Silicon Valley and the Residence Inn San Jose Newark to third-party purchasers and, on August 6, 2026, the receiver transferred the TownePlace Suites Manhattan Beach and the SpringHill Suites Manhattan Beach to third-party purchasers. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel. Interest expense associated with hotels in receivership additionally includes interest expense related to the Hilton Santa Cruz Scotts Valley Derecognition. See note 6 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees was $141,000 in the 2026 quarter and $2.3 million in the 2025 quarter. In the 2026 quarter and 2025 quarter, we incurred fees of $141,000 and $2.3 million, respectively, related to loan refinances and modifications.

Gain (Loss) on Extinguishment of Debt. Gain (loss) on extinguishment of debt resulted in a loss of $456,000 in the 2026 quarter and a gain of $58,000 in the 2025 quarter. The loss in the 2026 quarter primarily related to write-offs related to our Hotel Dispositions.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed $3.1 million from a $1.2 million loss in the 2025 quarter to a $1.8 million gain in the 2026 quarter. In the 2026 quarter, we recognized net unrealized gains of $1.8 million on our derivatives, which were primarily attributable to interest rate caps.
In the 2025 quarter, we recognized net unrealized losses of $1.5 million on our derivatives. These unrealized losses were partially offset by net realized gains of $310,000 related to payments from counterparties on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $3.1 million, from $259,000 in the 2025 quarter to $3.4 million in the 2026 quarter. The increase in income tax expense in the 2026 quarter was primarily attributable to an increase in the taxable income of our TRS entities and an increase in REIT state taxes for certain jurisdictions with gains from hotel dispositions in which the utilization of net operating loss carryforwards has been temporarily suspended.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated losses of $852,000 and $1.5 million in the 2026 quarter and the 2025 quarter, respectively. Noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and, prior to September 2, 2025, an ownership interest of 0.30% in Stirling OP. See notes 1 and 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $36,000 in the 2026 quarter and a net loss of $1.0 million in the 2025 quarter. Redeemable noncontrolling interests represented ownership interests of 1.42% and 1.49% in the operating partnership at September 30, 2026 and 2025, respectively.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $189.7 million from a net loss of $110.5 million for the nine months ended September 30, 2025 (the “2025 period”) to net income of $79.2 million for the nine months ended September 30, 2026 (the “2026 period”) as a result of the factors discussed below.
Revenue. Rooms revenue from our hotel properties decreased $60.9 million, or 9.6%, to $574.5 million in the 2026 period compared to the 2025 period. This decrease in the 2026 period was primarily attributable to decreases in rooms revenue of $84.9 million from our Hotel Dispositions and $3.4 million from the Hilton Santa Cruz Scotts Valley Derecognition. These decreases were partially offset by an increase in rooms revenue of $27.4 million at our comparable hotel properties. Our comparable hotel properties experienced an increase of 4.8% in room rates and an increase of 77 basis points in occupancy.
Food and beverage revenue decreased $20.9 million, or 13.4%, to $134.8 million in the 2026 period compared to the 2025 period. This decrease in the 2026 period was primarily attributable to decreases in food and beverage revenue of $19.4 million from our Hotel Dispositions, $402,000 from the Hilton Santa Cruz Scotts Valley Derecognition and $1.1 million at our comparable hotel properties.
Other hotel revenue, which consists mainly of internet access, parking, and spa revenue, decreased $7.5 million, or 14.2%, to $45.6 million in the 2026 period compared to the 2025 period primarily attributable to our Hotel Dispositions. Other revenue decreased $704,000, or 61.2%, to $446,000 in the 2026 period compared to the 2025 period.
Hotel Operating Expenses. Hotel operating expenses decreased $72.7 million, or 12.5%, to $507.8 million in the 2026 period compared to the 2025 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and management fees. Direct expenses decreased $31.8 million in the 2026 period compared to the 2025 period, primarily due to decreases of $33.9 million from our Hotel Dispositions and $952,000 from the Hilton Santa Cruz Scotts Valley Derecognition. The decrease in direct expenses was partially offset by an increase in the 2026 period of $3.0 million from our comparable hotel properties. Direct expenses were 30.4% of total hotel revenue for the 2026 period and 30.9% for the 2025 period.
Indirect expenses and management fees decreased $40.9 million in the 2026 period compared to the 2025 period, primarily due to decreases of $43.5 million from our Hotel Dispositions and $1.6 million from the Hilton Santa Cruz Scotts Valley Derecognition. The decrease in the 2026 period was partially offset by an increase of $4.2 million from our comparable hotel properties.

Property Taxes, Insurance and Other. Property taxes, insurance and other expense decreased $8.7 million, or 17.9%, to $39.8 million in the 2026 period compared to the 2025 period. The decrease in the 2026 period was primarily due to decreases of $7.6 million from our Hotel Dispositions, $233,000 from the Hilton Santa Cruz Scotts Valley Derecognition and $876,000 from our comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $21.8 million, or 20.4%, to $85.4 million in the 2026 period compared to the 2025 period. The decreases in the 2026 period were primarily due to decreases of $18.5 million from our Hotel Dispositions, $742,000 from the Hilton Santa Cruz Scotts Valley Derecognition and $2.6 million from our comparable hotel properties.
Impairment Charges. Impairment charges were $112.6 million in the 2026 period and $19.8 million in the 2025 period. In the 2026 period, we recorded impairment charges on nine properties. The impairment charges were a result of reduced estimated future cash flows resulting from reductions to the expected holding periods of the hotel properties. The impairment charges for four properties were based on a market approach methodology, which compares the net book value of the assets to their fair market value. The impairment charges for the remaining five properties were based on the income approach, which utilized a discounted cash flow methodology supported by the market approach. See note 5 to our consolidated financial statements. In the 2025 period, these charges included $18.4 million related to the New Orleans Le Pavillon Hotel and $1.4 million related to the Residence Inn Evansville. The impairment charges were incurred due to a reduction in both properties’ estimated future cash flows resulting from decreases to the expected holding periods of the properties.
Advisory Services Fee. The advisory services fee increased $18.0 million, or 52.9%, to $52.2 million in the 2026 period compared to the 2025 period primarily due to an increase in reimbursable expenses arising from the Company’s obligation under its Advisory Agreement to fund Ashford LLC’s obligations under a separate tax indemnity agreement. The advisory services fee represents fees incurred in connection with the advisory agreements between Ashford LLC and the Company and, prior to September 2, 2025, between Stirling Advisor and Stirling OP. In the 2026 period, the advisory services fee primarily comprised a base advisory fee of $25.5 million and reimbursable expenses of $26.6 million. In the 2025 period, the advisory services fee primarily comprised a base advisory fee of $24.6 million, reimbursable expenses of $9.4 million and fees totaling $687,000 associated with Stirling OP’s advisory agreement.
Corporate, General and Administrative. Corporate, general and administrative expenses decreased $12.5 million, or 73.1%, to $4.6 million in the 2026 period compared to the 2025 period. The decrease was primarily attributable to decreases in reimbursements of Ashford Securities’ operating expenses of $5.8 million from the winding down of Ashford Securities, legal and professional expenses of $4.9 million, public company costs of $844,000 and miscellaneous expenses of $1.0 million.
Gain (Loss) on Disposition of Assets and Hotel Properties. Gain on disposition of assets and hotel properties increased $254.1 million, from $55.3 million in the 2025 period to $309.4 million in the 2026 period. The gain in the 2026 period was primarily related to the sale of 18 of our hotel properties in the 2026 period. The gain in the 2025 period was primarily related to the sales of the Hilton NASA Clear Lake and the Residence Inn Evansville in August 2025 and the sale of the Boston Courtyard Downtown in January 2025. Other increases include the sale of a parcel of land previously owned by our Residence Inn Orlando property in April 2025. See note 5 to our consolidated financial statements.
Gain (Loss) on Derecognition of Assets. Gain on derecognition of assets decreased $9.0 million, from $29.6 million in the 2025 period to $20.7 million in the 2026 period. The gain primarily represents the increase of the contract asset on our consolidated balance sheets. We record a contract asset associated with the accrued interest expense from the default of the KEYS A, KEYS B and Hilton Santa Cruz Scotts Valley loans as we expect to be released from this obligation upon final resolution with the lender. The gains in the 2026 period and the 2025 period primarily relate to accrued interest on the mortgage loans of the KEYS A, KEYS B and Hilton Santa Cruz Scotts Valley properties in receivership. See note 6 to our consolidated financial statements.
Equity in Earnings (Loss) of Unconsolidated Entities. Equity in loss of unconsolidated entities was $136,000 in the 2026 period and $258,000 in the 2025 period. Equity in loss primarily results from our investment in an entity that owns the Meritage Resort and Spa and the Grand Reserve at the Meritage in Napa, California.
Interest Income. Interest income was $3.0 million and $3.7 million in the 2026 period and the 2025 period, respectively. The decrease in interest income in the 2026 period was primarily attributable to lower excess cash balances in the 2026 period compared to the 2025 period.
Other Income (Expense). In the 2026 period and the 2025 period, we recorded other income of $3.2 million and $0, respectively. The income in the 2026 period was from the sale of historical tax credits related to the Le Pavillon hotel which were sold subsequent to the sale of the property in December 2025.

Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $17.5 million, or 8.8%, to $181.4 million in the 2026 period compared to the 2025 period. The decrease was primarily due to decreases of $47.8 million from our Hotel Dispositions and $944,000 from the pay-off of the Oaktree loan in February 2025. These decreases were partially offset by increases due to higher default interest and late charges recorded on mortgage loans in default of $14.4 million and higher interest expense and amortization of discounts and loan costs at our comparable hotel properties of $16.8 million.
Interest Expense Associated with Hotels in Receivership. Interest expense associated with hotels in receivership decreased $9.6 million, from $31.1 million in the 2025 period to $21.5 million in the 2026 period. The decrease is due to fewer hotels being under receivership in the 2026 period compared to the 2025 period. On June 25, 2025 and December 22, 2025, the Courtyard Oakland Airport and SpringHill Suites BWI Airport were transferred to a third-party purchaser. On March 4, 2026, the SpringHill Suites Plymouth Meeting was also transferred to a third-party purchaser. On July 16, 2026, the receiver transferred the Courtyard Newark Silicon Valley and the Residence Inn San Jose Newark to third-party purchasers and, on August 6, 2026, the receiver transferred the TownePlace Suites Manhattan Beach and the SpringHill Suites Manhattan Beach to third-party purchasers. As a result, the contract asset and corresponding indebtedness associated with hotels in receivership and accrued interest associated with hotels in receivership were reduced for the amounts attributable to each hotel. Interest expense associated with hotels in receivership additionally includes interest expense related to the Hilton Santa Cruz Scotts Valley Derecognition. See note 6 to our consolidated financial statements.
Write-off of Premiums, Loan Costs and Exit Fees. Write-off of premiums, loan costs and exit fees was $1.7 million in the 2026 period and $8.4 million in the 2025 period. In the 2026 period, we incurred fees of $1.7 million from loan refinances and modifications. In the 2025 period the activity is primarily attributable to fees of $5.6 million from loan refinances and modifications and fees of $2.2 million related to prepayment penalties and exit fees on loan refinances.
Gain (Loss) on Extinguishment of Debt. Gain (loss) on extinguishment of debt resulted in a loss of $2.4 million in the 2026 period and a gain of $43,000 in the 2025 period. The loss in the 2026 period primarily related to write-offs related to our Hotel Dispositions.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain (loss) on derivatives changed by $7.4 million from a $4.8 million loss in the 2025 period to a $2.6 million gain in the 2026 period. In the 2026 period, we recognized $2.6 million of net unrealized gains on our derivatives which were primarily attributable to interest rate caps.
In the 2025 period, we recognized $5.9 million of net unrealized losses on our derivatives which were primarily attributable to interest rate caps. These unrealized losses were partially offset by net realized gains on interest rate caps of $1.1 million.
Income Tax (Expense) Benefit. Income tax expense increased $6.0 million, from $695,000 in the 2025 period to $6.7 million in the 2026 period. The increase in income tax expense in the 2026 period was primarily attributable to an increase in the taxable income of our TRS entities and an increase in REIT state taxes for certain jurisdictions with gains from hotel dispositions in which the utilization of net operating loss carryforwards has been temporarily suspended.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partners in consolidated entities were allocated losses of $1.8 million and $4.7 million in the 2026 period and the 2025 period, respectively. Noncontrolling interests in consolidated entities represented an ownership interest of 70.7% in 815 Commerce MM and, prior to September 2, 2025, 0.30% in Stirling OP. See notes 1 and 2 to our consolidated financial statements.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Redeemable noncontrolling interests in operating partnership were allocated net income of $735,000 in the 2026 period and a net loss of $2.1 million in the 2025 period. Redeemable noncontrolling interests represented ownership interests of 1.42% and 1.49% in the operating partnership as of September 30, 2026 and 2025, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2026, the Company held cash and cash equivalents of $89.0 million and restricted cash of $122.1 million (including amounts held for sale), the vast majority of which comprises lender and manager-held reserves. As of September 30, 2026, $29.1 million (including amounts held for sale) was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. During the nine months ended September 30, 2026, the net decrease in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale) was $5.4 million.

As described in note 2 to our consolidated financial statements, the Company forecasts it may not have enough cash to support the Company’s daily operations one year from the date the financial statements are issued due primarily to anticipated debt service costs, debt maturities and the potential termination fee the Company would owe to Ashford LLC upon the triggering of the change of control provision in the Advisory Agreement. We have $1.2 billion of non-recourse loans that mature within one year from the date the financial statements are issued. If our lenders elect not to refinance these loans and foreclose on these properties or the Company’s Annualized Portfolio Cash Flow (as defined in the Advisory Agreement) is below $65 million, the change of control provision in the Advisory Agreement could be triggered at Ashford LLC’s discretion within one year from the date the financial statements are issued, resulting in a termination fee. See discussion in note 13 to our consolidated financial statements.
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
The Company’s cash and cash equivalents primarily comprised corporate cash invested in short-term U.S. Treasury securities with maturity dates of less than 90 days and corporate cash held at commercial banks in Insured Cash Sweep (“ICS”) accounts, which are fully insured by the FDIC. The Company’s cash and cash equivalents also include property-level operating cash deposited with commercial banks that have been designated as a Global Systemically Important Bank (“G-SIB”) by the Financial Stability Board (“FSB”) and a small amount deposited with other commercial banks.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels declines below a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. During a cash trap, certain disbursements from these hotel operating cash receipts would require consent of our lenders. At September 30, 2026, 14 of our hotels were in cash traps and approximately $1.5 million of our restricted cash was subject to these cash traps. Our loans currently in cash traps may remain subject to cash trap provisions for a substantial period of time, which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
Hilton Santa Cruz Scotts Valley
On March 6, 2025, the $22.0 million non-recourse mortgage loan secured by the Hilton Santa Cruz Scotts Valley reached final maturity and was not repaid, resulting in a default under the terms and conditions of the mortgage loan agreement. On June 1, 2026, the Company received notice that the Hilton Santa Cruz Scotts Valley had been transferred to a court-appointed receiver. We derecognized the Hilton Santa Cruz Scotts Valley from our consolidated balance sheet in June 2026, when the receiver took control of the hotel property and, accordingly, recognized a loss of $597,000, which is included in “gain (loss) on derecognition of assets” in our consolidated statements of operations for the nine months ended September 30, 2026. As of June 30, 2026, we recorded a contract asset of $24.9 million, which represented the liabilities from which we expect to be released upon final resolution with the lenders on the Hilton Santa Cruz Scotts Valley mortgage loan in exchange for the transfer of ownership of the hotel property.
For the three and nine months ended September 30, 2026, we recognized gains of $6.1 million and $20.7 million. For the three and nine months ended September 30, 2025, we recognized gains of $9.7 million and $29.6 million. The gains were included in “gain (loss) on derecognition of assets” in our consolidated statement of operations. These gains increased the related contract asset by a corresponding amount. The KEYS Pool A, KEYS Pool B and Hilton Santa Cruz Scotts Valley mortgage loans, as well as all accrued and unpaid interest, default charges and late fees will remain liabilities until final resolution with the lenders is concluded, and thus are included in “debt associated with hotels in receivership” and “accrued interest associated with hotels in receivership” on our consolidated balance sheets.
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
During the nine months ended September 30, 2026, the Company paid down $234.7 million of its Morgan Stanley Pool mortgage loan in conjunction with the sale of eight hotel properties.
During the nine months ended September 30, 2026, the Company paid down $136.2 million of its BAML/Sculptor KEYS Pool mortgage loan in conjunction with the sale of four hotel properties. On October 6, 2026, this mortgage loan was paid down by $24.5 million in conjunction with the sale of the Embassy Suites Philadelphia Airport.
On August 7, 2026, we refinanced our Highland mortgage loan with a new $525.0 million mortgage loan. The refinanced mortgage loan has three one-year extension options, subject to satisfaction of certain conditions. Proceeds were used to repay the prior mortgage loan in full. The new mortgage loan is secured by 14 hotel properties.

Equity Transactions
The board of directors has approved a stock repurchase program (the “Repurchase Program”) to acquire shares of the Company’s common stock and preferred stock having an aggregate value of up to $200 million. No shares have been repurchased under the Repurchase Program. The ability to make repurchases under the Repurchase Program is subject to the same financial factors that must be taken into account in declaring a dividend as discussed herein under “Dividend Policy.”
On April 29, 2025, the Company filed a shelf registration statement on Form S-3 with the SEC relating to common stock, preferred stock, depositary shares, debt securities, warrants, rights and units that we may sell from time to time in one or more offerings up to a total dollar amount of $500,000,000 on terms to be determined at the time of sale. The registration statement was declared effective on May 8, 2025. As a result of the Company not paying dividends to the holders of our Preferred Stock on January 15, 2026, we are no longer eligible to use our existing shelf registration statement on Form S-3. As of November 11, 2026, the Company has not issued any securities from this registration statement.
On December 13, 2024, the Company filed an initial registration statement on Form S-11 with the SEC, as amended on January 23, 2025, related to the Company’s non-traded Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The registration statement was declared effective by the SEC on February 7, 2025, and contemplates the offering of up to (i) 8.4 million shares of Series L Redeemable Preferred Stock and 3.6 million shares of Series M Redeemable Preferred Stock in a primary offering and (ii) 2.8 million shares of Series L Redeemable Preferred Stock and 1.2 million shares of Series M Redeemable Preferred Stock pursuant to a dividend reinvestment plan. On February 7, 2025, we filed our prospectus for the offering with the SEC. Ashford Securities, a subsidiary of Ashford Inc., served as the dealer manager for the offering. On December 9, 2025, the Company terminated the primary offering of the Company’s Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock. The Company continued to offer shares of its Series L Redeemable Preferred Stock and Series M Redeemable Preferred Stock pursuant to its dividend reinvestment plan beyond the termination of the primary offering. As of November 11, 2026, the Company has issued approximately 243,000 shares (exclusive of the dividend reinvestment plan shares) of Series L Preferred Stock and received net proceeds of approximately $5.0 million and approximately 565,000 shares (exclusive of the dividend reinvestment plan shares) of Series M Preferred Stock and received net proceeds of approximately $12.6 million.
On March 4, 2022, the Company filed an initial registration statement on Form S-3 with the SEC, as amended on April 29, 2022, related to the Company’s non-traded Series J Preferred Stock and Series K Preferred Stock. The registration statement was declared effective by the SEC on May 4, 2022, and contemplates the offering of up to (i) 20.0 million shares of Series J Preferred Stock or Series K Preferred Stock in a primary offering and (ii) 8.0 million shares of Series J Preferred Stock or Series K Preferred Stock pursuant to a dividend reinvestment plan. On May 5, 2022, we filed our prospectus for the offering with the SEC. On March 31, 2025, the Company concluded its offering of its Series J Preferred Stock and Series K Preferred Stock. Ashford Securities, a subsidiary of Ashford Inc., served as the dealer manager for the offering. As of November 11, 2026, the Company has issued approximately 7.7 million shares (exclusive of the dividend reinvestment plan shares) of Series J Preferred Stock and received net proceeds of approximately $172.6 million and approximately 799,000 shares (exclusive of the dividend reinvestment plan shares) of Series K Preferred Stock and received net proceeds of approximately $19.4 million.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $14.3 million for the nine months ended September 30, 2026 compared to net cash flows used in operating activities of $3.2 million for the nine months ended September 30, 2025. Cash flows provided by (used in) operating activities were impacted by changes in hotel operations and our hotel dispositions, as well as the timing of collecting receivables from hotel guests, paying vendors and settling with derivative counterparties, related parties and hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2026, net cash flows provided by investing activities were $678.1 million. Cash inflows consisted primarily of $733.3 million of net proceeds from the disposition of eighteen hotel properties, $3.2 million of proceeds from the sale of historical tax credits related to the Le Pavillon hotel, which were sold subsequent to the sale of the property in December 2025, and $2.3 million from property insurance proceeds. Cash inflows were partially offset by cash outflows of $56.2 million for capital improvements made to various hotel properties and $4.7 million of cash removed upon the derecognition of the Hilton Santa Cruz Scotts Valley in June of 2026.

For the nine months ended September 30, 2025, net cash flows provided by investing activities were $133.1 million. Cash inflows consisted of $159.2 million of net proceeds from the disposition of assets and hotel properties, which included $119.2 million, $5.6 million, and $27.1 million of net proceeds from the disposition of the Courtyard Boston, the Residence Inn Evansville and the Hilton NASA Clear Lake properties, respectively, and $7.2 million of net proceeds from the disposition of a land parcel previously owned by the Residence Inn Orlando property. Additional cash inflows included $18.8 million of net proceeds from the sale of state tax credits related to the Le Méridien property and $700,000 from property insurance proceeds. Cash inflows were partially offset by cash outflows of $45.5 million for capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2026, net cash flows used in financing activities were $697.8 million. Cash outflows primarily consisted of $1.2 billion for repayments of indebtedness, $1.4 million of payments for derivatives and $17.6 million for payments of loan costs and exit fees. Cash outflows were partially offset by $525.0 million from borrowings on indebtedness.
For the nine months ended September 30, 2025, net cash flows used in financing activities were $101.6 million. Cash outflows primarily consisted of $635.0 million for repayments of indebtedness, $49.4 million for payments of loan costs and exit fees, $17.7 million of payments for preferred dividends and $5.1 million of payments for derivatives. Cash outflows were partially offset by cash inflows primarily of $560.2 million from borrowings on indebtedness, $36.1 million of net proceeds from preferred stock offerings, $2.9 million from counterparties from in-the-money interest rate caps and $7.5 million of contributions from noncontrolling interests.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$14,166	$(62,725)	$78,090	$(117,362)
Interest expense and amortization of discounts and loan costs	52,141	62,323	181,365	198,914
Interest expense associated with hotels in receivership	6,052	10,240	21,479	31,086
Depreciation and amortization	24,744	34,589	85,378	107,204
Income tax expense (benefit)	3,363	259	6,668	695
Equity in (earnings) loss of unconsolidated entities	(19)	(129)	136	258
Company’s portion of EBITDA of unconsolidated entities	330	426	797	952
EBITDA	100,777	44,983	373,913	221,747
Impairment charges on real estate	—	18,374	112,649	19,821
(Gain) loss on disposition of assets and hotel properties	(59,298)	(16,753)	(309,374)	(55,305)
(Gain) loss on derecognition of assets	(6,053)	(9,703)	(20,671)	(29,649)
EBITDAre	35,426	36,901	156,517	156,614
Amortization of unfavorable contract liabilities	(31)	(31)	(92)	(92)
Transaction and conversion costs	399	4,829	661	8,930
Write-off of premiums, loan costs and exit fees	141	2,278	1,700	8,361
Realized and unrealized (gain) loss on derivatives	(1,822)	1,228	(2,623)	4,804
Stock/unit-based compensation	29	(704)	85	(536)
Legal, advisory and settlement costs	250	765	254	1,618
Other (income) expense	—	—	(3,223)	—
Advisory services incentive fee	—	(27)	—	—
Stirling performance participation fee	—	(14)	—	213
(Gain) loss on extinguishment of debt	456	(58)	2,431	(43)
Severance	101	216	348	1,012
Adjusted EBITDAre	$34,949	$45,383	$156,058	$180,881

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$14,166	$(62,725)	$78,090	$(117,362)
(Income) loss attributable to noncontrolling interest in consolidated entities	852	1,531	1,848	4,719
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(36)	1,045	(735)	2,127
Preferred dividends	(2,714)	(7,175)	(8,142)	(20,921)
Deemed dividends on redeemable preferred stock	(9,802)	(1,677)	(19,002)	(5,264)
Net income (loss) attributable to common stockholders	2,466	(69,001)	52,059	(136,701)
Depreciation and amortization of real estate	24,011	34,047	84,037	105,083
(Gain) loss on disposition of assets and hotel properties	(59,298)	(16,753)	(309,374)	(55,305)
(Gain) loss on derecognition of assets	(6,053)	(9,703)	(20,671)	(29,649)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	36	(1,045)	735	(2,127)
Equity in (earnings) loss of unconsolidated entities	(19)	(129)	136	258
Impairment charges on real estate	—	18,374	112,649	19,821
Company’s portion of FFO of unconsolidated entities	115	237	162	156
FFO available to common stockholders and OP unitholders	(38,742)	(43,973)	(80,267)	(98,464)
Deemed dividends on redeemable preferred stock	9,802	1,677	19,002	5,264
Transaction and conversion costs	399	4,829	661	8,930
Write-off of premiums, loan costs and exit fees	141	2,278	1,700	8,361
Unrealized (gain) loss on derivatives	(1,822)	1,712	(2,623)	6,453
Stock/unit-based compensation	29	(704)	85	(536)
Legal, advisory and settlement costs	250	765	254	1,618
Other (income) expense	—	—	(3,223)	—
Amortization of loan costs	4,747	5,988	15,786	18,856
Advisory services incentive fee	—	(27)	—	—
Stirling performance participation fee	—	(14)	—	213
(Gain) loss on extinguishment of debt	456	(58)	2,431	(43)
Interest expense associated with hotels in receivership	6,052	9,684	21,479	29,632
Severance	101	216	348	1,012
Default interest and late fees	4,024	—	27,179	—
Company’s portion of adjustments to FFO of unconsolidated entities	22	10	66	85
Adjusted FFO available to common stockholders and OP unitholders	$(14,541)	$(17,617)	$2,878	$(18,619)

HOTEL PORTFOLIO
The following table presents certain information related to our hotel properties as of September 30, 2026:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Embassy Suites	Philadelphia, PA	Full-service	263	100%	263
Embassy Suites	Arlington, VA	Full-service	269	100%	269
Embassy Suites	Portland, OR	Full-service	276	100%	276
Embassy Suites	Santa Clara, CA	Full-service	258	100%	258
Embassy Suites	Orlando, FL	Full-service	174	100%	174
Hilton Garden Inn	Baltimore, MD	Select-service	158	100%	158
Hilton Garden Inn	Virginia Beach, VA	Select-service	176	100%	176
Hilton	Santa Fe, NM	Full-service	158	100%	158
Hilton	Bloomington, MN	Full-service	300	100%	300
Hilton	Costa Mesa, CA	Full-service	486	100%	486
Hilton	Parsippany, NJ	Full-service	353	100%	353
Hilton	Tampa, FL	Full-service	238	100%	238
Hilton	Ft. Worth, TX	Full-service	294	100%	294
Hampton Inn	Buford, GA	Select-service	92	100%	92
Hampton Inn	Evansville, IN	Select-service	140	100%	140
Hampton Inn	Parsippany, NJ	Select-service	152	100%	152
Marriott	Beverly Hills, CA	Full-service	260	100%	260
Marriott	Arlington, VA	Full-service	703	100%	703
Marriott	Dallas, TX	Full-service	265	100%	265
Marriott	Memphis, TN	Full-service	232	100%	232
Marriott	Irving, TX	Full-service	499	100%	499
Marriott	Omaha, NE	Full-service	300	100%	300
Marriott	Sugar Land, TX	Full-service	303	100%	303
SpringHill Suites by Marriott	Buford, GA	Select-service	97	100%	97
Courtyard by Marriott	Bloomington, IN	Select-service	117	100%	117
Courtyard by Marriott	Denver, CO	Select-service	202	100%	202
Courtyard by Marriott	Gaithersburg, MD	Select-service	210	100%	210
Courtyard by Marriott	Crystal City, VA	Select-service	272	100%	272
Courtyard by Marriott	Overland Park, KS	Select-service	168	100%	168
Courtyard by Marriott	Foothill Ranch, CA	Select-service	156	100%	156
Courtyard by Marriott	Alpharetta, GA	Select-service	154	100%	154
Marriott Residence Inn	Orlando, FL	Select-service	350	100%	350
Marriott Residence Inn	Falls Church, VA	Select-service	159	100%	159
Marriott Residence Inn	Jacksonville, FL	Select-service	120	100%	120
Marriott Residence Inn	Manchester, CT	Select-service	96	100%	96
Sheraton Hotel	Minneapolis, MN	Full-service	220	100%	220
Sheraton Hotel	Anchorage, AK	Full-service	370	100%	370
Hyatt Regency	Coral Gables, FL	Full-service	254	100%	254
Renaissance	Nashville, TN	Full-service	674	100%	674
Annapolis Historic Inn	Annapolis, MD	Full-service	124	100%	124
The Churchill	Washington, DC	Full-service	173	100%	173
The Melrose	Washington, DC	Full-service	240	100%	240
Westin	Princeton, NJ	Full-service	296	100%	296
Hotel Indigo	Atlanta, GA	Full-service	141	100%	141
Ritz-Carlton	Atlanta, GA	Full-service	444	100%	444
Leasehold Properties
Autograph La Concha (1)	Key West, FL	Full-service	160	100%	160
Renaissance (2)	Palm Springs, CA	Full-service	410	100%	410
Hilton (3)	Marietta, GA	Full-service	200	100%	200
Le Méridien (4)	Fort Worth, TX	Full-service	188	29%	55
Total			12,344		12,211
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
As of September 30, 2026, our total indebtedness of $1.9 billion included $1.8 billion of variable-rate debt. The impact on our results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2026, would be approximately $4.4 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $135.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2026, it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies in place at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to Note 14 (Commitments and Contingencies) to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases and forfeitures of shares of our common stock during each of the months in the third quarter of 2026:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
Common stock:
July 1 - July 31	6,677	(2)	$3.25	—	$200,000,000
August 1 - August 31	—		—	—	200,000,000
September 1 - September 30	—		—	—	200,000,000
Total	6,677		$3.25	—
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
(2)Represents shares in July that were withheld to cover tax-withholding requirements related to the vesting of restricted stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
Other than as previously disclosed on our Current Reports on Form 8-K, filed with the SEC on January 13, 2026 and February 18, 2026, there is nothing to report under this item.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
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

3.8
Articles Supplementary establishing the Series K Preferred Stock, dated September 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on September 14, 2022) (File No. 333-263323)

3.9
Articles Supplementary, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.10
Articles Supplementary establishing the Series L Preferred Stock, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.11
Articles Supplementary establishing the Series M Preferred Stock, accepted for record and certified by the SDAT on January 22, 2025 (incorporated by reference to Exhibit 4.12 to Amendment No. 1 to the Registration Statement on Form S-11 filed with the SEC on January 23, 2025) (File No. 333-283802)

3.12
Second Amended and Restated Bylaws, as amended by Amendment No. 1 on October 26, 2014, by Amendment No. 2 on October 19, 2015, by Amendment No. 3 on August 2, 2016, by Amendment No. 4 on March 17, 2022, by Amendment No. 5 on February 23, 2023, by Amendment No. 6 on August 8, 2023, by Amendment No. 7 on February 27, 2024 and by Amendment No. 8 on February 25, 2025, adopted on February 25, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed on February 26, 2025) (File No. 001-31775)

10.1
Share Purchase Agreement, dated as of October 20, 2026, by and between Ashford Hospitality Trust, Inc. and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 21, 2026) (File No. 001-31775)

10.2
Limited Waiver Under Advisory Agreement, dated as of October 20, 2026, by and among Ashford Hospitality Trust, Inc., Ashford Hospitality Limited Partnership, Ashford TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 21, 2026) (File No. 001-31775)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
    ASHFORD HOSPITALITY TRUST, INC.

Date:	November 13, 2026	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
President and Chief Executive Officer

Date:	November 13, 2026	By:	/s/ RANDALL JONES
Randall Jones
Chief Accounting Officer and Principal Financial Officer